Form 10-Q
period 2014-03-31
Civeo Corp
filed 2014-06-18
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to

Commission file number: 001-36246

Civeo Corporation

_______________

(Exact name of registrant as specified in its charter)

Delaware	46-3831207
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Allen Center, 333 Clay Street, Suite 4980,	77002
Houston, Texas	(Zip Code)
(Address of principal executive offices)

(713) 510-2400

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                YES [ ]          NO [X]*

* The registrant became subject to such requirements on May 8, 2014, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X]	NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

(Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [X] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X ]

The Registrant had 106,747,925 shares of common stock outstanding as of June 11, 2014.

CIVEO CORPORATION

INDEX

Page No.
Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

Combined Financial Statements
Unaudited Combined Statements of Income for the Three Month Periods Ended March 31, 2014 and 2013	3
Unaudited Combined Statements of Comprehensive Income for the Three Month Periods Ended March 31, 2014 and 2013	4
Combined Balance Sheets – March 31, 2014 (unaudited) and December 31, 2013	5
Unaudited Combined Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	6
Notes to Unaudited Combined Financial Statements	7 – 14

Cautionary Statement Regarding Forward-Looking Statements	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15–24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 6. Exhibits	27

(a) Index of Exhibits	27

Signature Page	28

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED COMBINED STATEMENTS OF INCOME

(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Revenues:
Service and other	$238,858	$289,038
Product	13,941	5,500
	252,799	294,538
Costs and expenses:
Service and other costs	131,378	146,960
Product costs	12,132	3,488
Selling, general and administrative expenses	16,718	16,267
Depreciation and amortization expense	39,599	41,088
Other operating expense (income)	112	(4,026)
	199,939	203,777
Operating income	52,860	90,761

Interest expense to affiliates	(4,289)	(4,816)
Interest expense to third-parties, net of capitalized interest	(841)	(2,165)
Interest income	939	572
Other income	238	410
Income before income taxes	48,907	84,762
Income tax provision	(12,311)	(20,572)
Net income	36,596	64,190
Less: Net income attributable to noncontrolling interest	357	378
Net income attributable to Civeo Corporation.	$36,239	$63,812

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Net income	$36,596	$64,190

Other comprehensive income (loss):
Foreign currency translation adjustment	13,078	(5,781)
Total other comprehensive income (loss)	13,078	(5,781)

Comprehensive income	49,674	58,409
Comprehensive income attributable to noncontrolling interest	(292)	(349)
Comprehensive income attributable to Civeo Corporation.	$49,382	$58,060

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

COMBINED BALANCE SHEETS

(In Thousands)

	MARCH 31, 2014	DECEMBER 31, 2013
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$264,751	$224,128
Accounts receivable, net	182,210	177,845
Inventories	22,743	29,815
Prepaid expenses and other current assets	11,985	7,956
Total current assets	481,689	439,744

Property, plant and equipment, net	1,350,869	1,325,867
Goodwill, net	267,458	261,056
Other intangible assets, net	76,587	75,675
Other noncurrent assets	20,242	20,895
Total assets	$2,196,845	$2,123,237

LIABILITIES AND NET INVESTMENT

Current liabilities:
Accounts payable	$54,814	$45,376
Accrued liabilities	25,564	26,874
Income taxes	1,280	2,761
Deferred revenue	20,682	19,571
Other current liabilities	4,934	2,470
Total current liabilities	107,274	97,052

Long-term debt to affiliates	322,515	335,171
Deferred income taxes	81,316	79,739
Other noncurrent liabilities	20,515	18,530
Total liabilities	531,620	530,492

Net investment:
Oil States International, Inc. net investment	1,710,123	1,651,013
Accumulated other comprehensive loss	(46,901)	(59,979)
Total Oil States International, Inc. net investment	1,663,222	1,591,034
Noncontrolling interest	2,003	1,711
Total net investment	1,665,225	1,592,745
Total liabilities and net investment	$2,196,845	$2,123,237

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED COMBINED STATEMENTS OF CASH FLOWS

(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2014	2013

Cash flows from operating activities:
Net income	$36,596	$64,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,599	41,088
Deferred income tax provision	5,179	3,524
Non-cash compensation charge	1,616	1,031
Losses on disposals of assets	1,194	456
Provision for loss on receivables	91	154
Fair value adjustment of contingent consideration	--	(3,938)
Other, net	297	(267)
Changes in operating assets and liabilities:
Accounts receivable	(8,130)	(20,587)
Inventories	6,141	(4,422)
Accounts payable and accrued liabilities	9,436	(21,149)
Taxes payable	(6,399)	(5,790)
Other current assets and liabilities, net	5,093	5,137
Net cash flows provided by operating activities	90,713	59,427

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(63,525)	(69,916)
Proceeds from disposition of property, plant and equipment	230	1,242
Other, net	--	2
Net cash flows used in investing activities	(63,295)	(68,672)

Cash flows from financing activities:
Revolving credit borrowings and (repayments), net	--	(29,219)
Term loan repayments	--	(2,526)
Contributions from Oil States	20,193	41,189
Net cash flows provided by financing activities	20,193	9,444

Effect of exchange rate changes on cash	(6,988)	(5,433)
Net change in cash and cash equivalents	40,623	(5,234)
Cash and cash equivalents, beginning of period	224,128	161,396

Cash and cash equivalents, end of period	$264,751	$156,162

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO UNAUDITED COMBINED

FINANCIAL STATEMENTS

1.	SPIN-OFF, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Spin-off

On May 5, 2014, the Oil States International, Inc. (Oil States) board of directors approved the separation of its Accommodations Segment (Accommodations) into a standalone, publicly traded company, Civeo Corporation (Civeo, we, or our). In accordance with a separation and distribution agreement, the two companies were separated by Oil States distributing to its stockholders all 106,594,332 shares of common stock of Civeo it held after the market closed on May 30, 2014 (the Spin-Off). Each Oil States stockholder received two shares of Civeo common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the separation, Oil States received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Civeo common stock was not taxable to Oil States or U.S. holders of Oil States common stock. Following the separation, Oil States retained no ownership interest in Civeo, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation was filed by Civeo with the U.S. Securities and Exchange Commission (SEC) and was declared effective on May 8, 2014 (the Form 10). On June 2, 2014, Civeo stock began trading the “regular-way” on the New York Stock Exchange under the “CVEO” stock symbol. Pursuant to the separation and distribution agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

In conjunction with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million. For further discussion, please see Note 6 – Debt.

Description of the Business

We are one of North America’s and Australia’s largest integrated providers of accommodations services for people working in remote locations. Our scalable modular facilities provide long-term and temporary work force accommodations where traditional infrastructure is insufficient, inaccessible or not cost effective. Once facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and redeployment logistics. Our accommodations support workforces in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications as well as disaster relief efforts, primarily in Canada, Australia and the United States. We operate in three principal reportable business segments – Canadian, Australian and U.S.

Basis of Presentation

These combined financial statements included in this Quarterly Report on Form 10-Q have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Oil States. The combined financial statements reflect our historical financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The combined financial statements include certain assets and liabilities that have historically been held at the Oil States corporate level, but are specifically identifiable or otherwise attributable to us. Although the legal transfer of the Accommodations business of Oil States to Civeo took place subsequent to March 31, 2014, for ease of reference, these combined financial statements are collectively referred to as those of Civeo.

Unless otherwise stated or the context otherwise indicates, all references in these combined financial statements to “the Company,” “us,” “our” or “we” for the time period prior to the separation mean the Accommodations business of Oil States. For time periods after the separation, these terms refer to the legal entity Civeo.

These financial statements have been prepared as if such Accommodations business had been combined for all periods presented. All intercompany transactions between the combined operations have been eliminated. The assets and liabilities in the combined financial statements are reflected on a historical cost basis, as immediately prior to the separation all of the assets and liabilities presented were wholly owned by Oil States and were transferred within the Oil States consolidated group. All affiliate transactions between Civeo and Oil States have been included in these combined financial statements.

Our combined financial statements include expense allocations for: (1) certain corporate functions historically provided by Oil States, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services; (2) certain employee benefits and incentives; and (3) equity-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Oil States personnel, a pro-rata basis of headcount or other relevant measures of Oil States and its subsidiaries. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the Spin-Off, Civeo is performing these functions using its own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Oil States under a Transition Services Agreement, which extends for a period of up to 9 months, depending on the service being provided.

Oil States uses a centralized approach to the cash management and financing of its U.S. operations. Prior to February 2014, cash from our U.S. operations was transferred to Oil States daily and Oil States funded our U.S. operating and investing activities as needed. Accordingly, the cash and cash equivalents held by Oil States at the corporate level were not allocated to us for any of the periods presented. We reflected transfer of cash to and from Oil States’ as a component of “Net Investment of Oil States International, Inc.” on our combined balance sheet. We have not included interest expense for intercompany cash advances from Oil States, since historically Oil States has not allocated interest expense related to intercompany advances to any of its businesses. Beginning in February 2014, we established Civeo cash accounts and funded a portion of our U.S. operating and investing activities.

The accompanying unaudited combined financial statements of Civeo have been prepared pursuant to the rules and regulations of the SEC pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the December 31, 2013 combined balance sheet to conform to current year presentation. Earnings per share disclosures have been omitted as we were not a public entity during the periods presented.

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

The financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended December 31, 2013 included in its Form 10.

CIVEO CORPORATION

NOTES TO UNAUDITED COMBINED

FINANCIAL STATEMENTS

(Continued)

2.	RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the FASB), which are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

On May 28, 2014, the FASB and the International Accounting Standards Board (IASB) issued a converged standard on revenue recognition from contracts with customers, ASU 2014-09 (Topic 606) and IFRS 15. The standard will supersede nearly all existing revenue recognition guidance. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are currently evaluating the impact this guidance will have on our financial condition, results of operations or cash flows.

3.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments, other than our long-term debt to affiliates, on the accompanying combined balance sheets approximate their fair values.

The fair values of our long-term debt to affiliates are estimated based on analysis of similar instruments (Level 2 fair value measurements). The carrying values and fair values of this debt are as follows for the periods indicated (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt to affiliates	$322,515	$343,283	$335,171	$361,264

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2014 and December 31, 2013 is presented below (in thousands):

	March 31, 2014	December 31, 2013
Accounts receivable, net:
Trade	$133,596	$128,781
Unbilled revenue	48,899	47,004
Other	4,050	5,716
Total accounts receivable	186,545	181,501
Allowance for doubtful accounts	(4,335)	(3,656)
Total accounts receivable, net	$182,210	$177,845

	March 31, 2014	December 31, 2013
Inventories:
Finished goods and purchased products	$3,821	$3,574
Work in process	9,296	14,328
Raw materials	9,626	11,913
Total inventories	$22,743	$29,815

CIVEO CORPORATION

NOTES TO UNAUDITED COMBINED

FINANCIAL STATEMENTS

(Continued)

	Estimated Useful Life (in years)	March 31, 2014	December 31, 2013
Property, plant and equipment, net:
Land		$52,330	$49,384
Accommodations assets	3-15	1,550,014	1,535,407
Buildings and leasehold improvements	3-20	46,752	45,538
Machinery and equipment	4-15	13,081	12,259
Office furniture and equipment	3-7	32,041	28,755
Vehicles	3-5	19,961	20,197
Construction in progress		161,508	129,587
Total property, plant and equipment		1,875,687	1,821,127
Accumulated depreciation		(524,818)	(495,260)
Total property, plant and equipment, net		$1,350,869	$1,325,867

	March 31, 2014	December 31, 2013
Accrued liabilities:
Accrued compensation	$15,178	$21,988
Accrued taxes, other than income taxes	3,065	1,940
Accrued interest	5,779	1,560
Other	1,542	1,386
Total accrued liabilities	$25,564	$26,874

5.	BUSINESS ACQUISITIONS AND GOODWILL

Changes in the carrying amount of goodwill for the three month period ended March 31, 2014 are as follows (in thousands):

	Canadian	Australian	U.S.	Total
Balance as of December 31, 2013	$49,485	$194,939	$16,632	$261,056
Foreign currency translation	(1,154)	7,556	--	6,402
Balance as of March 31, 2014	$48,331	$202,495	$16,632	$267,458

6.	DEBT

As of March 31, 2014 and December 31, 2013, long-term debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Canadian revolving credit facility, which matures on December 10, 2015, with available commitments up to $250 million; no borrowings outstanding during the three month period ended March 31, 2014	$--	$--

Australian revolving credit facility, which matures December 10, 2015, with available commitments up to AUD$300 million; no borrowings outstanding during the three month period ended March 31, 2014	--	--

Affiliate debt with Oil States	322,515	335,171
Total debt	322,515	335,171
Less: Current portion	--	--
Total long-term debt	$322,515	$335,171

Interest expense on the combined statements of income is net of capitalized interest of $0.3 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

CIVEO CORPORATION

NOTES TO UNAUDITED COMBINED

FINANCIAL STATEMENTS

(Continued)

Affiliate debt

On May 27, 2014, in conjunction with the Spin-Off, our affiliate debt with Oil States was settled through a non-cash capital contribution.

Credit Facility

Civeo was a party to an Oil States credit facility agreement together with Oil States that had separate Canadian borrowing limits that served as debt financing for the Canadian operations of Civeo (Oil States Credit Facility). As of both March 31, 2014 and December 31, 2013, we had no outstanding balance under the Canadian portion of the credit facility and $0.9 million of outstanding letters of credit. Additionally, Civeo had a separate Australian credit facility (The MAC Group Credit Facility) that was used exclusively to support our Australian operations. As of both March 31, 2014 and December 31, 2013, we had no outstanding balance under the Australian credit facility.

On May 28, 2014, the Oil States Credit Facility and The MAC Group Credit Facility were terminated. We expect to recognize a loss on the termination during the second quarter 2014 of less than $5.0 million. We entered into (i) a $650.0 million, 5-year revolving credit facility which is allocated as follows: (A) a $450.0 million senior secured revolving credit facility in favor of Civeo, as borrower, (B) a $100.0 million senior secured revolving credit facility in favor of certain of our Canadian subsidiaries, as borrowers, and (C) a $100.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower, and (ii) a $775.0 million, 5-year term loan facility in favor of Civeo (collectively, the Credit Agreement). U.S. Dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 1.75% to 2.75%, or a base rate plus 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Credit Agreement). Canadian Dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to CDOR plus a margin of 1.75% to 2.75%, or a base rate plus a margin of 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Credit Agreement). Australian Dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to BBSY plus a margin of 1.75% to 2.75%, based on a ratio of our total leverage to EBITDA (as defined in the Credit Agreement). We paid certain customary fees with respect to the Credit Agreement. We have 15 lenders in our Credit Agreement with commitments ranging from $20 million to $195 million.

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges.   Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Obligations under the Credit Agreement are guaranteed by our significant subsidiaries.

7.	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The Company’s income tax provision for the three months ended March 31, 2014 totaled $12.3 million, or 25.2% of pretax income, compared to income tax expense of $20.6 million, or 24.3% of pretax income, for the three months ended March 31, 2013. The increase in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions. The effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates.

CIVEO CORPORATION

NOTES TO UNAUDITED COMBINED

FINANCIAL STATEMENTS

(Continued)

8.	COMMITMENTS AND CONTINGENCIES

We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including warranty and product liability claims as a result of our products or operations. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, management believes that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $13.1 million from $60.0 million at December 31, 2013 to $46.9 million at March 31, 2014, as a result of foreign currency exchange rate differences. Changes in the other comprehensive loss during the first quarter of 2014 were primarily driven by the Australian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$613 million and A$970 million, respectively, at March 31, 2014.

10.	STOCK BASED COMPENSATION

Prior to the Spin-Off, certain employees of Civeo participated in Oil States’ Equity Participation Plan. The expense associated with these employees is reflected in the accompanying combined income statements.

During the first three months of 2014, Oil States granted restricted stock awards to Civeo’s employees totaling 29,850 shares valued at a total of $3.0 million. All of the restricted stock awards granted in the first three months of 2014 vest in four equal annual installments beginning in February 2015.

During the three months ended March 31, 2014, Oil States also granted 65,650 phantom stock awards under the Canadian Long-Term Incentive Plan, which provides for the granting of phantom stock awards to key Civeo Canadian employees. These awards vest in three equal annual installments beginning in February 2015 and are accounted for as a liability that is remeasured at each reporting date until paid. We had a liability totaling $0.3 million at March 31, 2014 related to these awards. The amount of compensation costs recognized for these liability awards is equal to the amount of cash paid upon settlement. As a result of the Spin-Off, participants granted units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of Civeo’s common stock on the vesting date.

During the three months ended March 31, 2014, a total of 8,000 Oil States’ stock options with a ten-year term were awarded to Civeo employees with an average exercise price of $100.43. These options had a fair value of $0.3 million and vest in four equal annual installments starting in February 2015. As a result of the Spin-Off, these options were converted to Civeo stock options on May 30, 2014.

Stock based compensation pre-tax expense recognized in the three month periods ended March 31, 2014 and 2013 totaled $0.9 million and $0.6 million, respectively. The total fair value of restricted stock awards that vested during the three months ended March 31, 2014 and 2013 was $2.5 million and $0.9 million, respectively. At March 31, 2014, $7.5 million of compensation cost related to unvested stock options and restricted stock awards attributable to future performance or vesting conditions had not yet been recognized.

11.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canadian, Australian and U.S., which represent our strategic focus on work force accommodations.

CIVEO CORPORATION

NOTES TO UNAUDITED COMBINED

FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for each of the three months ended March 31, 2014 and 2013 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2014
Canadian	$180,581	(257)	$180,324	$19,994	$42,063	$59,966	$1,005,309
Australian	55,464		55,464	14,840	15,843	2,181	947,578
U.S.	34,126	(17,115)	17,011	4,800	(105)	2,958	247,640
Stand-alone adjustments and eliminations	(17,372)	17,372	--	(35)	(4,941)	(1,580)	(3,682)
Total	$252,799	$--	$252,799	$39,599	$52,860	$63,525	$2,196,845

Three months ended March 31, 2013
Canadian	$207,654	(3)	$207,651	$20,100	$70,768	$40,813	$981,183
Australian	67,729		67,729	17,107	19,566	15,682	990,050
U.S.	19,908	(750)	19,158	3,914	4,608	13,490	188,308
Stand-alone adjustments and eliminations	(753)	753	--	(33)	(4,181)	(69)	7,379
Total	$294,538	$--	$294,538	$41,088	$90,761	$69,916	$2,166,920

12.     PARENT COMPANY INVESTMENT

The combined financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Oil States

All intercompany transactions between the combined operations have been eliminated. All affiliate transactions between Civeo and Oil States have been included in these combined financial statements. The total net effect of the settlement of these affiliate transactions is reflected in the combined balance sheets as “Oil States International, Inc. Net Investment.”

Parent Company Services Provided and Corporate Allocations

Historically, Oil States has provided services to and funded certain expenditures of Civeo. The most significant of these services and expenditures were: (1) funding expenditures to settle domestic accounts payable; (2) funding and processing of domestic payroll; (3) share-based compensation; and (4) certain transaction-related expenditures. The combined financial statements of Civeo reflect these expenditures. During the quarters ended March 31, 2014 and 2013, $33.0 million and $29.8 million, respectively, of expenditures for services received from Oil States or funding for expenditures provided by Oil States were included in the combined financial statements.

The combined statements of income also include general corporate expense allocations, which include costs incurred by Oil States for certain corporate functions such as executive management, finance, information technology, tax, internal audit, risk management, legal, human resources and treasury. During the quarters ended March 31, 2014 and 2013, we were allocated $1.6 million and $1.4 million, respectively, in respect of these corporate expenses which are included within selling, general and administrative expenses in the combined statements of income.

CIVEO CORPORATION

NOTES TO UNAUDITED COMBINED

FINANCIAL STATEMENTS

(Continued)

Oil States Net Investment

Net transfers to Oil States are included within Oil States net investment on the combined balance sheets. The components of the change in Oil States net investment for the quarters ended March 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Cash transfers and general financing activities	$(12,815)	$11,134
Services received or funding for expenditures	33,006	29,832
Corporate allocations, including income tax provision (1)	2,679	3,468
Net increase in Oil States net investment	$22,870	$44,434

(1)

Corporate allocations includes the general corporate expense allocations of $1.6 million and $1.4 million for the quarters ended March 31, 2014 and 2013, respectively, the impact of the income tax provision, the allocation of corporate insurance premiums, and the attribution of certain assets and liabilities that have historically been held at the Oil States corporate level, but which are specifically identifiable or otherwise allocable to us. The attributed assets and liabilities are included in Civeo’s combined balance sheets.

13.     SUBSEQUENT EVENTS

On May 5, 2014, the Oil States board of directors approved the separation of Accommodations into a standalone, publicly traded company, Civeo. In accordance with a separation and distribution agreement, the two companies were separated by Oil States distributing to its stockholders all 106,594,332 shares of common stock of Civeo it held after the market closed on May 30, 2014. On June 2, 2014, Civeo stock began trading the “regular-way” on the New York Stock Exchange under the “CVEO” stock symbol. Pursuant to the separation and distribution agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million. In conjunction with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a $775.0 million, 5-year term loan facility. For further discussion, please see Note 1 – Spin-Off, Description of Business and Basis of Presentation and Note 6 – Debt.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including "may," "expect," "anticipate," "estimate," "continue," "believe," or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Forward-Looking Statements,” and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in Amendment No. 5 to our registration statement on Form 10 filed with the Securities and Exchange Commission on May 8, 2014. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

In addition, in certain places in this quarterly report, we refer to reports published by third parties that purport to describe trends or developments in the energy industry. The Company does so for the convenience of our stockholders and in an effort to provide information available in the market that will assist the Company’s investors in a better understanding of the market environment in which the Company operates. However, the Company specifically disclaims any responsibility for the accuracy and completeness of such information and undertakes no obligation to update such information.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our combined financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q.

Spin-off

On May 5, 2014, the Oil States board of directors approved the separation of Accommodations into a standalone, publicly traded company, Civeo. In accordance with a separation and distribution agreement, the two companies were separated by Oil States distributing to its stockholders all 106,594,332 shares of common stock of Civeo it held after the market closed on May 30, 2014. Each Oil States stockholder received two shares of Civeo common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the separation, Oil States received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Civeo common stock was not taxable to Oil States or U.S. holders of Oil States common stock. Following the separation, Oil States retained no ownership interest in Civeo, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation was filed by Civeo with the U.S. Securities and Exchange Commission (SEC) and was declared effective on May 8, 2014 (the Form 10). On June 2, 2014, Civeo stock began trading the “regular-way” on the New York Stock Exchange under the “CVEO” stock symbol. Pursuant to the separation and distribution agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

In conjunction with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million. For further discussion, including the termination of our prior facilities, please see “Liquidity and Capital Resources” below and Note 6 to the accompanying combined financial statements.

Basis of Presentation

The combined financial statements included in this Quarterly Report on Form 10-Q have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Oil States. The combined financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The combined financial statements include certain assets and liabilities that have historically been held at the Oil States corporate level but are specifically identifiable or otherwise attributable to us.

All intercompany transactions between the combined operations have been eliminated. All affiliate transactions between Civeo and Oil States have been included in these combined financial statements. The total net effect of the settlement of these affiliate transactions is reflected in the combined balance sheets as “Oil States International, Inc. Net Investment.”

Our combined financial statements include expense allocations for: (1) certain corporate functions historically provided by Oil States, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services; (2) certain employee benefits and incentives; and (3) share-based compensation. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Oil States personnel, a pro-rata basis of headcount or other relevant measures of Oil States and its subsidiaries. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the Spin-Off, Civeo is performing these functions using its own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Oil States under a Transition Services Agreement, which extends for a period of up to 9 months, depending on the service being provided.

Macroeconomic Environment

We provide workforce accommodations to the natural resource industry in Canada, Australia and the U.S. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase and (2) the operations or production phase. Initial demand for our services is driven by our customers’ capital spending programs related to the construction and development of oil sands and coal mines and associated infrastructure as well as the exploration for oil and natural gas. Long-term demand for our services is driven by continued development and expansion of natural resource production and operation of oil sands refining facilities. Industry capital spending programs are generally based on the long-term outlook for commodity prices, economic growth and estimates of resource production. As a result, demand for our products and services is largely sensitive to expected commodity prices, principally related to crude oil, metallurgical (met) coal and, to a lesser extent, natural gas.

In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands accommodations’ customers. Pricing for WCS is driven by several factors. A significant factor affecting WCS pricing is the underlying price for West Texas Intermediate (WTI). As WTI prices have increased over the past few years with the global economic recovery, WCS prices have also increased. Another significant factor affecting WCS pricing has been the availability of transportation infrastructure. Historically, WCS has traded at a discount to WTI, creating a “WCS Basis Differential,” due to transportation costs and limited capacity to move growing Canadian heavy oil production to U.S. refineries. Depending on the extent of pipeline capacity availability, the WCS Basis Differential has varied. With the increase in global oil prices and increased transportation capacity from the oil sands region due to rail and barge alternatives, the absolute price of WCS has increased and the WCS Basis Differential has decreased. WCS prices in the first quarter of 2014 averaged $77.76 per barrel compared to $66.34 per barrel in the fourth quarter of 2013. The WCS Basis Differential narrowed from $23 per barrel at the end of the fourth quarter of 2013 to $20 per barrel by the end of the first quarter of 2014, due to increased demand from U.S. refineries, a continued increase in crude by rail volumes and a number of pipeline capacity improvements and expansion projects. As of June 11, 2014, the WCS Basis Differential was $19.10. Should the price of WTI decline or the WCS Basis Differential widen, our oil sands customers may delay additional investments or reduce their spending in the oil sands region.

Given the historical volatility of WTI crude prices and the WCS Basis Differential, there remains a risk that prices in the oil sands could deteriorate going forward due to slowing growth rates in China, fiscal and financial uncertainty in the U.S. and various European countries, potentially negative effects on economic growth in the U.S. due to a prolonged level of relatively high unemployment in the U.S. and other advanced economies. However, if the global supply of oil and global inventory levels were to decrease due to government instability in a major oil-producing nation and energy demand continues to increase in countries such as China, India and the U.S., we could see continued and/or additional increases in WTI crude prices which coupled with an improvement in takeaway capacity from the oil sands could improve WCS pricing. This, in turn, could lead to our oil sands customers increasing their investments in oil sands production. Conversely, if WCS crude prices continue to experience a significant discount to WTI crude, our oil sands customers may have an incentive to delay additional investments in their oil sands assets.

Natural gas prices and WTI crude oil pricing, discussed above, have an impact on the demand for our U.S. accommodations. Prices for natural gas in the U.S. averaged $5.18 per mmBtu in the first quarter of 2014, a 48% increase over the first quarter 2013 average price, and the highest quarterly average in the past five years. Natural gas prices improved significantly during the quarter largely due to above average storage withdrawals in response to extremely cold winter weather in many parts of the U.S., lower net imports from Canada and higher residential, commercial and industrial demand. During the quarter, natural gas prices ranged from a low of $3.95 per mmBtu in early January 2014 to a high of $8.15 per mmBtu in early February. Natural gas prices have declined for more recent periods, trading at approximately $4.50 per mmBtu as of June 11, 2014. The improvement in demand for natural gas has resulted in significant declines in natural gas inventories in the U.S. from 2% below the 5-year average as of the end of the first quarter of 2013 to 55% below the 5-year average as of the end of the first quarter of 2014. In spite of the increases in natural gas prices, additional customer spending in the natural gas shale plays was limited as natural gas production from already developed unconventional natural gas resources in North America remained high during the quarter. As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced in 2006 through 2008 and are expected to remain below levels considered economic for new investments in numerous natural gas fields. Consequently, the U.S. natural gas-related working rig count has declined from more than 430 rigs at the beginning of 2013 to 320 rigs as of June 11, 2014, a 19-year low. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Our Australian villages in the Bowen Basin primarily serve coal mines in that region. Met coal pricing and growth in production in the Bowen Basin region is influenced by levels of global steel production. Because Chinese steel production has been growing at a slower pace than that experienced in 2010 and early 2011, Chinese demand for imported steel inputs such as met coal and iron ore continued to decrease during the first quarter of 2014 compared to the first quarter of 2013. As a result, spot met coal prices have decreased materially from over $160/metric ton at the beginning of 2013 to approximately $113/metric ton at the end of the first quarter of 2014. Depressed met coal prices have led to the implementation of cost control measures by our customers, some coal mine closures and delays in the start-up of new coal mining projects in Australia. A continued depressed met coal price will impact our customers’ future capital spending programs. However, steel consumption per capita in China is less than one-third of the amount installed in the U.S. economy, suggesting a favorable outlook for Chinese steel production and met coal demand over a longer time horizon.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per ton)	Henry Hub Natural Gas (per mcf)
3/31/2014	$98.68	$77.76	$125.73	$5.18
12/31/2013	97.50	66.34	143.76	3.85
9/30/2013	105.83	83.10	142.21	3.55
6/30/2013	94.05	77.48	149.94	4.02
3/31/2013	94.33	66.86	167.71	3.49
12/31/2012	88.01	61.34	156.79	3.40
9/30/2012	92.17	76.75	187.88	2.88
6/30/2012	93.38	73.53	216.49	2.29
3/31/2012	102.85	75.82	212.20	2.44
12/31/2011	94.03	81.56	236.69	3.32

__________

(1)     Source: WTI crude and natural gas prices from U.S. Energy Information Administration (EIA) and WCS crude prices and Queensland hard coking coal index from Bloomberg.

Overview

As noted above, demand for our services is primarily tied to the long-term outlook for crude oil and met coal prices. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the U.S., Canada and Australia and in other markets.

Our business is predominantly located in northern Alberta, Canada and Queensland, Australia, and we derive most of our business from resource companies who are developing and producing oil sands and met coal resources and, to a lesser extent, other hydrocarbon and mineral resources. More than three-fourths of our revenue is generated by our large-scale lodge and village facilities. Where traditional accommodations and infrastructure are insufficient, inaccessible or not cost effective, our lodge and village facilities provide comprehensive accommodations services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee per day basis covering lodging and meals that is based on the duration of their needs which can range from several months to several years.

Generally, our customers are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives of ten years to in excess of thirty years. Consequently, these investments are dependent on those customers’ longer-term view of commodity demand and prices. Oil sands development and production activity has increased over the past several years and has had a positive impact on our Canadian business.

Recent announcements of new and expanded oil sands projects can create the opportunity to extend existing accommodations contracts and incremental contracts for us in Canada. For example, in the third quarter of 2012, we were awarded a ten-year contract in support of future operations personnel working on the Kearl Project, one of the Canadian oil sands potentially largest mining operations. More recently, we were rewarded a three-year contract in January 2014 to provide accommodations in support of a new oil sand mining project. We will serve this client at our new McClelland Lake Lodge, which will initially have 1,561 rooms and begin operations in the summer of 2014. However, given the WCS discount to WTI, several oil sands customers have announced the deferral of new oil sands projects, which could negatively affect our ability to expand our oil sands room count or our occupancy levels in the near term.

We expanded our Australian room capacity in 2012 and 2013 to meet increasing demand, notably in the Bowen Basin in Queensland and in the Gunnedah Basin in New South Wales to support coal production, and in Western Australia to support LNG and other energy-related projects. In early 2013, a confluence of low met coal pricing, additional carbon and mining taxes on our Australian accommodations customers and several years of cost inflation caused several of our customers to curtail production from higher cost mines and delay or materially reduce their growth plans. This has negatively affected our ability to expand our room count and has led to a decrease in occupancy levels. It has also caused one of our customers to renegotiate contracts with us to reduce their forward room commitments in return for contract amendment payments beginning in March 2014, which will be recognized as additional revenue on a straight-line basis over the remaining life of the customer contracts.

Exchange rates between the U.S. dollar and the Canadian dollar and between the U.S. dollar and the Australian dollar influence our U.S. reported financial results. Our business has historically derived a vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.91 for the first three months of 2014 compared to U.S. $0.99 for the first three months of 2013, a decrease of 8%. The Australian dollar was valued at an average exchange rate of U.S. $0.90 for the first three months of 2014 compared to U.S. $1.04 for the first three months of 2013, a decrease of 13%. This weakening of the Canadian and Australian dollars has and may continue to have a proportionately negative impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business. We currently expect that our 2014 capital expenditures will total approximately $325 million to $375 million, compared to 2013 capital expenditures of $292 million. Please see “Liquidity and Capital Resources” below for further discussion of 2014 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2014, is based on a comparison with the corresponding period of 2013.

Combined Results of Operations

	THREE MONTHS ENDED MARCH 31,
	2014	2013	Change
	($ in thousands)
Revenues
Canada	$180,324	$207,651	$(27,327)
Australia	55,464	67,729	(12,265)
United States and other	17,011	19,158	(2,147)
Total revenues	252,799	294,538	(41,739)
Costs and expenses
Cost of sales and services
Canada	109,695	110,637	(942)
Australia	21,028	26,348	(5,320)
United States and other	12,787	13,463	(676)
Total cost of sales and services	143,510	150,448	(6,938)
Selling, general and administrative expenses	16,718	16,267	451
Depreciation and amortization expense	39,599	41,088	(1,489)
Other operating expense (income)	112	(4,026)	4,138
Total costs and expenses	199,939	203,777	(3,838)
Operating income	52,860	90,761	(37,901)

Interest expense and income, net	(4,191)	(6,409)	2,218
Other income	238	410	(172)
Income before income taxes	48,907	84,762	(35,855)
Income tax provision	(12,311)	(20,572)	8,261
Net income	36,596	64,190	(27,594)
Less: Net income attributable to noncontrolling interest	357	378	(21)
Net income attributable to Civeo	$36,239	$63,812	$(27,573)

We reported net income attributable to Civeo for the quarter ended March 31, 2014 of $36.2 million. These results compare to net income attributable to Civeo for the quarter ended March 31, 2013 of $63.8 million including a pre-tax gain of $4.0 million from a decrease to a liability associated with contingent acquisition consideration.

Revenues. Combined revenues decreased $41.7 million, or 14%, in the first quarter of 2014 compared to the first quarter of 2013. This decline was largely driven by decreases in both Canada and Australia, as further described in the segment discussion below.

Cost of Sales and Service. Our combined cost of sales decreased $6.9 million, or 5%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to reduced costs in Australia. Please see further segment discussion below.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $0.5 million, or 3%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to higher stock award expense, cost allocations from Oil States and transition costs incurred associated with becoming a stand-alone company, slightly offset by a reduction in SG&A expense in Australia due to cost containment efforts in light of current activity.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.5 million, or 4%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to lower depreciation expense in our Canadian and Australian segments due to the weakening of the average exchange rates for Canadian and Australian dollars relative to the U.S. dollar and the extension of a land lease for two of our Canadian lodges. This was partially offset by capital expenditures made during the last twelve months.

Operating Income. Consolidated operating income decreased $37.9 million, or 42%, in the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of lower revenue described above and in the segment discussion below.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, decreased by $2.2 million, or 35%, in the first quarter of 2014 compared to the first quarter of 2013 primarily due to repayment of the Australian revolving credit facility and the Canadian term loan in the first half of 2013. Interest income increased as a result of higher cash balances during the first quarter 2014 compared to 2013.

Income Tax Provision. The Company’s income tax provision for the three months ended March 31, 2014 totaled $12.3 million, or 25.2% of pretax income, compared to income tax expense of $20.6 million, or 24.3% of pretax income, for the three months ended March 31, 2013. The increase in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions. The effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates.

Other Comprehensive Income (Loss). Other comprehensive income increased $18.9 million in the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of foreign currency translation adjustments due to offsetting changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 4% in the first quarter of 2014 compared to a 2% decrease in the first quarter of 2013. The Australian dollar exchange rate compared to the U.S. dollar increased 4% in the first quarter of 2014 compared to a less than 1% decrease in the first quarter of 2013.

Segment Results of Operations – Canadian Segment

	THREE MONTHS ENDED MARCH 31,
	2014	2013	Change
Revenues ($ in thousands)
Lodge revenue (1)	$122,388	$145,998	$(23,610)
Mobile, open camp and product revenue	57,936	61,653	(3,717)
Total revenues	$180,324	$207,651	$(27,327)

Cost of sales and services ($ in thousands)	$109,695	$110,637	$(942)

Gross margin as a % of revenues	39.2%	46.7%	(7.5% )

Average Available Lodge Rooms (2)	11,868	11,298	570

RevPAR for Lodges (3)	$115	$144	$(29)

Occupancy in Lodges (4)	90%	92%	(2% )

Canadian dollar to US dollar	$0.907	$0.992	$(0.085)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as lodge revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in the first quarter of 2014 that were $27.3 million, or 13%, lower than the first quarter of 2013. The weakening of the average exchange rates for Canadian dollars relative to the U.S. dollar by 9% in the first quarter of 2014 compared to the first quarter of 2013 resulted in a $16.6 million year-over-year reduction in revenues. In addition, the segment experienced an 8% decline in lodge revenues primarily due to a 7% year-over-year decrease in RevPAR (excluding the impact of the weaker Canadian exchange rates) largely related to contracted room rate reductions. Lodge revenues in the first quarter of 2014 were positively affected by a 5% increase year-over-year in average available rooms.

Our Canadian segment cost of sales and services decreased $0.9 million, or 1%, in the first quarter of 2014 compared to the first quarter of 2013 due in part to the weakening of the average exchange rates. Although revenue decreased due to lower contracted room rates, a corresponding decrease did not occur in cost of sale and services, as occupancy levels remained constant.

Our Canadian segment gross margin as a percentage of revenues decreased from 47% in the first quarter of 2013 to 39% in the first quarter of 2014 primarily due to lower contracted room rates in Canada.

Segment Results of Operations – Australian Segment

	THREE MONTHS ENDED MARCH 31,
	2014	2013	Change
Revenues ($ in thousands)
Village revenue (1)	$55,464	$67,729	$(12,265)
Total revenues	55,464	67,729	(12,265)

Cost of sales ($ in thousands)	$21,028	$26,348	$(5,320)

Gross margin as a % of revenues	62.1%	61.1%	1.0%

Average Available Village Rooms (2)	9,262	8,711	551

RevPAR for Villages (3)	$67	$86	$(19)

Occupancy in Villages (4)	76%	84%	(8% )

Australian dollar to US dollar	$0.897	$1.039	$(0.142)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as village revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Australian segment reported revenues in the first quarter of 2014 that were $12.3 million, or 18%, lower than the first quarter of 2013. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 14% in the first quarter of 2014 compared to the first quarter of 2013 resulted in an $8.8 million year-over-year reduction in revenues. Village revenues in the first quarter of 2014 were also negatively impacted by lower occupancy levels compared to the first quarter of 2013, primarily as a result of the continued slowdown in mining activity, but were positively affected by a 6% increase year-over-year in average available rooms.

Our Australian segment cost of sales decreased $5.3 million, or 20%, in the first quarter of 2014 compared to the first quarter of 2013. The decrease was driven by the weakening of the Australian dollar as well as lower occupancy levels.

Our Australian segment gross margin as a percentage of revenues remained relatively flat at 61% in the first quarter of 2013 and 62% in the first quarter of 2014.

Segment Results of Operations – United States Segment

Our United States segment reported revenues in the first quarter of 2014 that were $2.1 million, or 11%, lower than the first quarter of 2013. Mobile camp revenues in the first quarter of 2014 were negatively impacted by lower occupancy levels compared to the first quarter of 2013, primarily as a result of the continued slowdown in activity, but were positively affected by the addition of two new lodges that were not operating in the first quarter of 2013.

Our United States cost of sales decreased $0.7 million, or 5%, in the first quarter of 2014 compared to the first quarter of 2013. The decrease was driven by lower occupancy levels.

Our United States segment gross margin as a percentage of revenues decreased from 30% in the first quarter of 2013 to 25% in the first quarter of 2014 primarily due to lower contracted room rates and lower occupancy levels in the United States.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages, purchasing or leasing land under our land banking strategy, pay dividends and for general working capital needs. In addition, capital has been used to repay debt and fund strategic business acquisitions. Historically, our primary sources of funds have been cash flow from operations, credit facilities in Australia and Canada and liquidity provided by Oil States. Looking forward, we expect our primary sources of funds to be available cash, cash flow from operations, borrowings under our new credit facility and capital markets transactions.

Cash totaling $90.7 million was provided by operations during the first quarter of 2014 compared to $59.4 million provided by operations during the first quarter of 2013. The increase in operating cash flow in 2014 compared to 2013 was primarily due to working capital reductions in 2013, partially offset by lower occupancy levels in lodges and villages. During the first quarter of 2014, $6.1 million was provided by working capital. During the first quarter of 2013, $46.8 million was used from working capital, primarily due to larger accounts receivable balances in Canada at March 31, 2013 compared to December 31, 2012. In addition, a $22 million interest payment was made on the affiliate debt in the first quarter of 2013.

Cash was used in investing activities during the three months ended March 31, 2014 in the amount of $63.3 million compared to cash used in investing activities during the three months ended March 31, 2013 in the amount of $68.7 million. Capital expenditures totaled $63.5 million and $69.9 million during the three months ended March 31, 2014 and 2013, respectively. Capital expenditures in both years consisted principally of construction and installation of assets for our lodges primarily in support of Canadian oil sands projects.

We expect our capital expenditures for the entire year will total approximately $325 million to $375 million, compared to 2013 capital expenditures of $292 million. The majority of the 2014 capital expenditures amount relates to room expansions in Canada, including the McClelland Lake Lodge in the Athabasca oil sands region. Whether planned expenditures will actually be spent in 2014 depends on industry conditions, project approvals and schedules, customer room commitments and vendor delivery timing. We expect to fund these capital expenditures with available cash, internally generated funds and borrowings under our new credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At March 31, 2014, we had cash totaling $230.4 million held by foreign subsidiaries, primarily in Canada and Australia, where we have assumed permanent reinvestment of earnings and have not recorded a U.S. tax liability upon the assumed repatriation of foreign earnings. Our intent is to utilize these cash balances for future investment outside the United States.

Net cash of $20.2 million was provided by financing activities during the three months ended March 31, 2014, entirely due to contributions from Oil States. Net cash of $9.4 million was provided in financing activities during the three months ended March 31, 2013, due to contributions from Oil States, offset by repayments of the Australian revolving credit facility and the Canadian term loan.

To provide us with additional liquidity following the Spin-Off, we entered into a revolving credit facility with availability in Canada, Australia and the U.S and a U.S. term loan facility, as further described below. Borrowings of $775 million under our term loan facility funded the cash distribution of $750.0 million to Oil States at closing, with the remaining amounts to be used for general corporate purposes. We believe that cash on hand, cash flow from operations and available borrowings under our new credit facility will be sufficient to meet our liquidity needs in the coming twelve months.

If our plans or assumptions change, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, such additional debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders.

Credit Facilities and Long-Term Debt. We have historically relied on Oil States for financial support and cash management. Following the Spin-Off, our capital structure and sources of liquidity changed. In conjunction with the Spin-Off, on May 28, 2014, we entered into (i) a $650.0 million, 5-year revolving credit facility which is allocated as follows: (A) a $450.0 million senior secured revolving credit facility in favor of Civeo, as borrower, (B) a $100.0 million senior secured revolving credit facility in favor of certain of our Canadian subsidiaries, as borrowers, and (C) a $100.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower, and (ii) a $775.0 million, 5-year term loan facility in favor of Civeo (collectively, the Credit Agreement). U.S. Dollar amounts outstanding under the credit facilities bear interest at a variable rate equal to LIBOR plus a margin of 1.75% to 2.75%, or a base rate plus 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the credit facilities). Canadian Dollar amounts outstanding under the credit facilities bear interest at a variable rate equal to CDOR plus a margin of 1.75% to 2.75%, or a base rate plus a margin of 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the credit facilities). Australian Dollar amounts outstanding under the credit facilities bear interest at a variable rate equal to BBSY plus a margin of 1.75% to 2.75%, based on a ratio of our total leverage to EBITDA (as defined in the credit facilities). We paid certain customary fees with respect to the Credit Agreement. We have 15 lenders in our Credit Agreement with commitments ranging from $20 million to $195 million.

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense. of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges.   We expect to be in compliance with our debt covenants during the remainder of 2014. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Obligations under the Credit Agreement are guaranteed by our significant subsidiaries.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” contained in the Information Statement included in Amendment No. 5 to the Form 10. As of March 31, 2014, there were no material changes to this disclosure regarding our contractual obligations made in the Form 10.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our combined financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Information Statement included in Amendment No. 5 to the Form 10.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors. There have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2014, we had no floating-rate obligations outstanding under our credit facilities.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$613 million and A$970 million, respectively, at March 31, 2014. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the United States dollar as of March 31, 2014 would result in a $61.3 million and $97.0 million translation adjustment, respectively, recorded in other comprehensive loss. In order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In March 2014, we completed the implementation of a new financial accounting system in our Australian business. We believe the new software will enhance our internal controls over financial reporting, and we believe that we have taken the necessary steps to maintain appropriate internal control over financial reporting during this period of system change. We will monitor controls through and around the system to provide reasonable assurance that controls are effective.

During the three months ended March 31, 2014 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), other than described above which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. Legal Proceedings

We are a party to various pending or threatened claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to matters occurring prior to our acquisition of businesses, and some relate to businesses we have sold. In certain cases, we are entitled to indemnification from the sellers of businesses, and in other cases, we have indemnified the buyers of businesses from us. Although we can give no assurance about the outcome of pending legal and administrative proceedings and the effect such outcomes may have on us, we believe that any ultimate liability resulting from the outcome of such proceedings, to the extent not otherwise provided for or covered by indemnity or insurance, will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

For additional information about our risk factors, please read the section entitled “Risk Factors” in the Information Statement included in Amendment No. 5 to the Form 10.

ITEM 6. Exhibits

(a)	INDEX OF EXHIBITS

Exhibit No.		Description

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS***	—	XBRL Instance Document

101.SCH***	—	XBRL Taxonomy Extension Schema Document

101.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

*        Filed herewith.

**     Management contracts or compensatory plans or arrangements.

***   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVEO CORPORATION

Date: June 18, 2014	By /s/ Frank C. Steininger
Frank C. Steininger
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.		Description

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS***	—	XBRL Instance Document

101.SCH***	—	XBRL Taxonomy Extension Schema Document

101.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

*        Filed herewith.

**     Management contracts or compensatory plans or arrangements.

***   Furnished herewith.