Form 10-Q
period 2014-06-30
Civeo Corp
filed 2014-08-13
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-36246

Civeo Corporation

(Exact name of registrant as specified in its charter)

Delaware	46-3831207
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Allen Center, 333 Clay Street, Suite 4980,	77002
Houston, Texas	(Zip Code)
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

YES [X]	NO [ ]

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

(Check one):

Large Accelerated Filer []	Accelerated Filer [ ]

Non-Accelerated Filer [X ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X ]

The Registrant had 106,695,984 shares of common stock outstanding as of August 8, 2014.

CIVEO CORPORATION

INDEX

Page No.
Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Financial Statements
Unaudited Consolidated Statements of Income for the Three and Six Month Periods Ended June 30, 2014 and 2013	3
Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Month Periods Ended June 30, 2014 and 2013	4
Consolidated Balance Sheets – June 30, 2014 (unaudited) and December 31, 2013	5
Unaudited Consolidated Statements of Changes in Stockholders’ Equity / Net Investment for the Six Months Ended June 30, 2014 and 2013	6
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	7
Notes to Unaudited Consolidated Financial Statements	8 – 19

Cautionary Statement Regarding Forward-Looking Statements	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20–35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 6. Exhibits	38

(a) Index of Exhibits	38

Signature Page	40

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Revenues:
Service and other	$223,927	$237,242	$462,840	$526,280
Product	3,206	5,748	17,092	11,248
	227,133	242,990	479,932	537,528
Costs and expenses:
Service and other costs	131,110	127,736	262,488	274,696
Product costs	2,195	4,858	14,327	8,346
Selling, general and administrative expenses	21,708	16,898	37,853	33,165
Spin-off and formation costs	1,896	--	2,469	--
Depreciation and amortization expense	42,413	41,411	82,012	82,499
Impairment expense	11,610	--	11,610	--
Other operating expense (income)	(25)	455	87	(3,571)
	210,907	191,358	410,846	395,135
Operating income	16,226	51,632	69,086	142,393

Interest expense to affiliates	(2,828)	(4,624)	(6,980)	(9,294)
Interest expense to third-parties, net of capitalized interest	(2,269)	(1,805)	(3,110)	(3,970)
Loss on extinguishment of debt	(3,455)	(1,207)	(3,455)	(1,207)
Interest income	991	475	1,793	901
Other income	709	192	947	602
Income before income taxes	9,374	44,663	58,281	129,425
Income tax benefit (provision)	4,911	(11,360)	(7,400)	(31,932)
Net income	14,285	33,303	50,881	97,493
Less: Net income attributable to noncontrolling interest	336	333	693	711
Net income attributable to Civeo Corporation	$13,949	$32,970	$50,188	$96,782

Per Share Data (see Note 5)
Basic net income per share attributable to Civeo Corporation common stockholders	$0.13	$0.31	$0.47	$0.91

Diluted net income per share attributable to Civeo Corporation common stockholders	$0.13	$0.31	$0.47	$0.91

Weighted average number of common shares outstanding:
Basic	106,294	106,293	106,294	106,293
Diluted	106,465	106,460	106,463	106,460

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013

Net income	$14,285	$33,303	$50,881	$97,493

Other comprehensive income (loss):
Foreign currency translation adjustment	41,127	(132,208)	54,140	(138,019)
Total other comprehensive income (loss)	41,127	(132,208)	54,140	(138,019)

Comprehensive income (loss)	55,412	(98,905)	105,021	(40,526)
Comprehensive (income) loss attributable to noncontrolling interest	(400)	(284)	(691)	(632)
Comprehensive income (loss) attributable to Civeo Corporation	$55,012	$(99,189)	$104,330	$(41,158)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	JUNE 30, 2014	DECEMBER 31, 2013
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$285,494	$224,128
Accounts receivable, net	191,901	177,845
Inventories	20,614	29,815
Prepaid expenses and other current assets	29,817	7,956
Total current assets	527,826	439,744

Property, plant and equipment, net	1,414,551	1,325,867
Goodwill, net	271,882	261,056
Other intangible assets, net	66,156	75,675
Other noncurrent assets	33,214	20,895
Total assets	$2,313,629	$2,123,237

LIABILITIES AND STOCKHOLDERS’ EQUITY / NET INVESTMENT

Current liabilities:
Accounts payable	$60,548	$45,376
Accrued liabilities	27,391	26,874
Income taxes	24	2,761
Deferred revenue	24,026	19,571
Other current liabilities	2,408	2,470
Total current liabilities	114,397	97,052

Long-term debt to affiliates	--	335,171
Long-term debt	775,000	--
Deferred income taxes	78,016	79,739
Other noncurrent liabilities	29,159	18,530
Total liabilities	996,572	530,492

Stockholders’ Equity / Net investment:
Common stock ($0.01 par value, 550,000,000 shares authorized, 106,691,058 shares and zero shares both issued and outstanding, respectively)	1,067	--
Additional paid-in capital	1,311,395	--
Retained earnings	8,507	--
Oil States International, Inc. net investment	--	1,651,013
Accumulated other comprehensive loss	(5,837)	(59,979)
Total Civeo Corporation stockholders’ equity / Oil States International, Inc. net investment	1,315,132	1,591,034
Noncontrolling interest	1,925	1,711
Total stockholders’ equity / net investment	1,317,057	1,592,745
Total liabilities and stockholders’ equity / net investment	$2,313,629	$2,123,237

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY / NET INVESTMENT

(In Thousands)

	Attributable to Civeo
	Common Stock
	Par Value	Additional Paid-in Capital	Retained Earnings	Oil States Net Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity / Net Investment

Balance, December 31, 2012	$--	$--	$--	$1,302,664	$107,733	$1,248	$1,411,645
Net income				96,782		711	97,493
Currency translation adjustment					(137,940)	(79)	(138,019)
Dividends paid						(513)	(513)
Net transfers from Oil States International, Inc.				88,270			88,270
Balance, June 30, 2013	$--	$--	--	$1,487,716	$(30,207)	$1,367	$1,458,876

Balance, December 31, 2013	$--	$--	$--	$1,651,013	$(59,979)	$1,711	$1,592,745
Net income			8,507	41,681		693	50,881
Currency translation adjustment					54,142	(2)	54,140
Dividends paid						(477)	(477)
Net transfers from Oil States International, Inc.				369,219			369,219
Distribution to Oil States International, Inc.				(750,000)			(750,000)
Reclassification of Oil States International, Inc. Net Investment to Additional Paid-in Capital		1,311,913		(1,311,913)			--
Issuance of common stock at the Spin-Off	1,065	(1,065)					--
Stock-based compensation	2	547					549
Balance, June 30, 2014	$1,067	$1,311,395	$8,507	$--	$(5,837)	$1,925	$1,317,057

Shares in Thousands Common Stock
Balance, December 31, 2013	--
Issuance of common stock at the Spin-Off	106,538
Stock-based compensation.	153
Balance, June 30, 2014	106,691

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	SIX MONTHS ENDED JUNE 30,
	2014	2013

Cash flows from operating activities:
Net income	$50,881	$97,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,012	82,499
Impairment charges	11,610	--
Loss on extinguishment of debt	3,455	1,207
Deferred income tax provision (benefit)	(7,151)	7,088
Non-cash compensation charge	5,419	2,738
Losses on disposals of assets	574	613
Provision for loss on receivables	199	1,166
Fair value adjustment of contingent consideration	--	(3,865)
Other, net	851	1
Changes in operating assets and liabilities:
Accounts receivable	(12,622)	11,418
Inventories	8,841	91
Accounts payable and accrued liabilities	21,405	(25,432)
Taxes payable	(14,376)	(16,919)
Other current assets and liabilities, net	3,633	2,160
Net cash flows provided by operating activities	154,731	160,258

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(141,667)	(160,605)
Proceeds from disposition of property, plant and equipment	1,350	1,343
Other, net	(778)	1
Net cash flows used in investing activities	(141,095)	(159,261)

Cash flows from financing activities:
Revolving credit borrowings and (repayments), net	--	(47,901)
Term loan borrowings	775,000	--
Debt issuance costs	(9,106)	--
Term loan repayments	--	(82,762)
Distributions to Oil States	(750,000)	--
Contributions from Oil States	28,170	84,383
Net cash flows provided by (used in) financing activities	44,064	(46,280)

Effect of exchange rate changes on cash	3,666	(16,904)
Net change in cash and cash equivalents	61,366	(62,187)
Cash and cash equivalents, beginning of period	224,128	161,396

Cash and cash equivalents, end of period	$285,494	$99,209

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

1.	SPIN-OFF, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Spin-off

On May 5, 2014, the Oil States International, Inc. (Oil States) board of directors approved the separation of its Accommodations Segment (Accommodations) into a standalone, publicly traded company, Civeo Corporation (Civeo). In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo it held after the market closed on May 30, 2014 (the Spin-Off). Each Oil States stockholder received two shares of Civeo common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the separation, Oil States received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Civeo common stock was not taxable to Oil States or U.S. holders of Oil States common stock. Following the separation, Oil States retained no ownership interest in Civeo, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation was filed by Civeo with the U.S. Securities and Exchange Commission (SEC) and was declared effective on May 8, 2014 (the Form 10). On June 2, 2014, Civeo stock began trading the “regular-way” on the New York Stock Exchange under the “CVEO” stock symbol. Pursuant to the Separation and Distribution Agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

In connection with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million. For further discussion, see Note 6 – Debt.

As a result of the Spin-Off, we incurred certain costs in the three month and six month periods ended June 30, 2014. We recognized a loss on the termination of debt of approximately $3.5 million related to unamortized debt issuance costs, which is included in Loss on extinguishment of debt on the accompanying unaudited consolidated statements of income. We recorded transition and formation costs associated with the Spin-Off of approximately $1.9 million and $2.5 million for the three month and six month periods ended June 30, 2014, respectively, which are included in Spin-off and formation costs on the accompanying unaudited consolidated statements of income. We recognized a $9.0 million impairment of an intangible asset in Australia, which is included in Impairment expense on the accompanying unaudited consolidated statements of income. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand had been reduced to nil. Additionally, we recognized an impairment totaling $2.6 million on assets that are in the custody of a non-paying client in Mexico and for which the return or reimbursement is uncertain.

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

Basis of Presentation

Prior to the Spin-Off, our financial position, results of operations and cash flows consisted of the Oil States’ Accommodations business and an allocable portion of its corporate costs, which represented a combined reporting entity. The combined financial statements for periods prior to the Spin-Off have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Oil States. The combined financial statements reflect our historical financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The combined financial statements include certain assets and liabilities that have historically been held at the Oil States corporate level, but are specifically identifiable or otherwise attributable to us.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of income and comprehensive income for the three months ended June 30, 2014 consist of the consolidated results of Civeo for the month ended June 30, 2014, and the combined results of the Oil States’ Accommodations business for the two months ended May 30, 2014. Our consolidated statements of income and comprehensive income for the six months ended June 30, 2014 consist of the consolidated results of Civeo for the one month ended June 30, 2014 and of the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014. Our consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013 consist entirely of the combined results of the Oil States’ Accommodations business.

●

Our consolidated balance sheet at June 30, 2014 consists of the consolidated balances of Civeo, while at December 31, 2013, it consists entirely of the combined balances of the Oil States’ Accommodations business.

●

Our consolidated statements of cash flows and changes in stockholders’ equity / net investment for the six months ended June 30, 2014 consist of the consolidated results of Civeo for the one month ended June 30, 2014, and the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014. Our consolidated statements of cash flows and changes in stockholders’ equity / net investment for the six months ended June 30, 2013 consist entirely of the combined results of the Oil States’ Accommodations business.

The assets and liabilities in our consolidated financial statements have been reflected on a historical basis, as immediately prior to the Spin-Off all of the assets and liabilities presented were wholly owned by Oil States and were transferred within the Oil States consolidated group. All intercompany transactions and accounts have been eliminated. All affiliate transactions between Civeo and Oil States have been included in these consolidated financial statements.

Unless otherwise stated or the context otherwise indicates, all references in these consolidated financial statements to “Civeo,” “the Company,” “us,” “our” or “we” for the time period prior to the separation mean the Accommodations business of Oil States. For time periods after the separation, these terms refer to the legal entity Civeo Corporation and its consolidated subsidiaries.

The consolidated financial statements for periods prior to the Spin-Off included expense allocations for: (1) certain corporate functions historically provided by Oil States, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services; (2) certain employee benefits and incentives; and (3) equity-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Oil States personnel, a pro-rata basis of headcount or other relevant measures of Oil States and its subsidiaries. We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the Spin-Off, Civeo is performing these functions using its own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Oil States under a Transition Services Agreement, which extends for a period of up to nine months from the date of the Spin-Off, depending on the service being provided. See Note 13 – Related Party Transactions.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Oil States uses a centralized approach to the cash management and financing of its U.S. operations. Prior to February 2014, cash from our U.S. operations was transferred to Oil States daily and Oil States funded our U.S. operating and investing activities as needed. Accordingly, the cash and cash equivalents held by Oil States at the corporate level were not allocated to us for any of the periods presented prior to February 2014. We reflected the transfer of cash to and from Oil States as a component of “Net Investment of Oil States International, Inc.” on our consolidated balance sheet. We have not included interest expense for intercompany cash advances from Oil States, since historically Oil States has not allocated interest expense related to intercompany advances to any of its businesses. Beginning in February 2014, we established Civeo cash accounts and funded a portion of our U.S. operating and investing activities.

The accompanying unaudited consolidated financial statements of Civeo have been prepared pursuant to the rules and regulations of the SEC pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which we consider necessary for a fair presentation of the results of operations for the interim periods covered and for our financial condition at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the December 31, 2013 consolidated balance sheet to conform to current year presentation.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

The financial statements included in this report should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2013 included in our Form 10.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments, other than our long-term debt to affiliates, on the accompanying consolidated balance sheets approximate their fair values.

The fair value of our long-term debt to affiliates is estimated based on analysis of similar instruments (Level 2 fair value measurements). The carrying values and fair values of this debt are as follows for the periods indicated (in thousands):

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt to affiliates	$--	$--	$335,171	$361,264

As of June 30, 2014, we believe the carrying value of our floating-rate debt outstanding under our $775 million term loan approximates its fair value because the term includes short-term interest rates and excludes penalties for prepayment. We estimated the fair value of our floating-rate term loan using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for this loan.

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2014 and December 31, 2013 is presented below (in thousands):

	June 30, 2014	December 31, 2013
Accounts receivable, net:
Trade	$145,200	$128,781
Unbilled revenue	50,041	47,004
Other	1,641	5,716
Total accounts receivable	196,882	181,501
Allowance for doubtful accounts	(4,981)	(3,656)
Total accounts receivable, net	$191,901	$177,845

	June 30, 2014	December 31, 2013
Inventories:
Finished goods and purchased products	$3,852	$3,574
Work in process	9,573	14,328
Raw materials	7,189	11,913
Total inventories	$20,614	$29,815

	Estimated Useful Life (in years)			June 30, 2014	December 31, 2013
Property, plant and equipment, net:
Land				$57,714	$49,384
Accommodations assets	3	-	15	1,636,028	1,535,407
Buildings and leasehold improvements	3	-	20	52,097	45,538
Machinery and equipment	4	-	15	13,886	12,259
Office furniture and equipment	3	-	7	34,339	28,755
Vehicles	3	-	5	20,366	20,197
Construction in progress				176,848	129,587
Total property, plant and equipment				1,991,278	1,821,127
Accumulated depreciation				(576,727)	(495,260)
Total property, plant and equipment, net				$1,414,551	$1,325,867

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	June 30, 2014	December 31, 2013
Accrued liabilities:
Accrued compensation	$23,295	$21,988
Accrued taxes, other than income taxes	2,270	1,940
Accrued interest	38	1,560
Other	1,788	1,386
Total accrued liabilities	$27,391	$26,874

5.	EARNINGS PER SHARE

On May 30, 2014, 106,538,044 shares of our common stock were distributed to Oil States stockholders in connection with the Spin-Off. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed these shares to be outstanding as of the beginning of each period prior to the separation presented in the calculation of weighted-average shares. In addition, we have assumed the dilutive securities outstanding at May 30, 2014 were also outstanding for each of the periods prior to the Spin-Off presented. Our calculation of diluted earnings per share excludes 44,773 shares issuable pursuant to outstanding stock options, due to their antidilutive effect.

The calculation of earnings per share attributable to the Company is presented below (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Basic Earnings per Share
Net income attributable to Civeo	$13,949	$32,970	$50,188	$96,782
Less: undistributed net income to participating securities	(39)	(76)	(128)	(222)
Net income attributable to Civeo	$13,910	$32,894	$50,060	$96,560

Weighted average common shares outstanding - basic	106,294	106,293	106,294	106,293

Basic earnings per share	$0.13	$0.31	$0.47	$0.91

Diluted Earnings per Share
Net income attributable to Civeo’s common stockholders	$13,910	$32,894	$50,060	$96,560

Weighted average common shares outstanding - basic	106,294	106,293	106,294	106,293
Effect of dilutive securities	171	167	169	167
Weighted average common shares outstanding - diluted	106,465	106,460	106,463	106,460

Diluted earnings per share	$0.13	$0.31	$0.47	$0.91

6.	GOODWILL

Changes in the carrying amount of goodwill for the six month period ended June 30, 2014 are as follows (in thousands):

	Canadian	Australian	U.S.	Total
Balance as of December 31, 2013	$49,485	$194,939	$16,632	$261,056
Foreign currency translation	(114)	10,940	--	10,826
Balance as of June 30, 2014	$49,371	$205,879	$16,632	$271,882

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

7.	DEBT

As of June 30, 2014 and December 31, 2013, long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
U.S term loan, which matures on May 28, 2019, of $775 million; 1.25% of aggregate principal repayable per quarter beginning September 30, 2015; weighted average interest rate of 2.5% for the six month period ended June 30, 2014	$775,000	$--

U.S revolving credit facility, which matures on May 28, 2019, with available commitments up to $450 million; no borrowings outstanding during the six month period ended June 30, 2014	--	--

Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100 million; no borrowings outstanding during the six month period ended June 30, 2014	--	--

Australian revolving credit facility, which matures May 28, 2019, with available commitments up to $100 million; no borrowings outstanding during the six month period ended June 30, 2014	--	--

Affiliate debt with Oil States	--	335,171
Total debt	775,000	335,171
Less: Current portion	--	--
Total long-term debt	$775,000	$335,171

Interest expense on the consolidated statements of income is net of capitalized interest of $1.0 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively. Interest expense on the consolidated statements of income is net of capitalized interest of $1.3 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.

Affiliate debt

On May 27, 2014, in conjunction with the Spin-Off, our affiliate debt with Oil States was settled through a non-cash capital contribution. See Note 13 for further information.

Credit Facility

Civeo was a party to an Oil States credit facility agreement together with Oil States that had separate Canadian borrowing limits that served as debt financing for the Canadian operations of Civeo (Oil States Credit Facility). As of December 31, 2013, we had no outstanding balance under the Canadian portion of the credit facility and $0.9 million of outstanding letters of credit. Additionally, Civeo had a separate Australian credit facility (The MAC Group Credit Facility) that was used exclusively to support our Australian operations. As of December 31, 2013, we had no outstanding balance under the Australian credit facility. On May 28, 2014, the Oil States Credit Facility and The MAC Group Credit Facility were terminated. We recognized a loss on the termination during the second quarter 2014 of approximately $3.5 million related to unamortized debt issuance costs, which is included in Loss on extinguishment of debt on the accompanying unaudited consolidated statements of income.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

On May 28, 2014, we entered into (i) a $650.0 million, 5-year revolving credit facility which is allocated as follows: (A) a $450.0 million senior secured revolving credit facility in favor of Civeo, as borrower (the U.S. facility), (B) a $100.0 million senior secured revolving credit facility in favor of certain of our Canadian subsidiaries, as borrowers (the Canadian facility), and (C) a $100.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower (the Australian facility), and (ii) a $775.0 million, 5-year term loan facility in favor of Civeo (collectively, the Credit Agreement). U.S. Dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 1.75% to 2.75%, or a base rate plus 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Credit Agreement). Canadian Dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to CDOR (as defined in the Credit Agreement) plus a margin of 1.75% to 2.75%, or a base rate plus a margin of 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Credit Agreement). Australian Dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to BBSY (as defined in the Credit Agreement) plus a margin of 1.75% to 2.75%, based on a ratio of our total leverage to EBITDA (as defined in the Credit Agreement). We paid certain customary fees with respect to the Credit Agreement. We have 15 lenders in our Credit Agreement with commitments ranging from $20 million to $195 million. As of June 30, 2014, we had outstanding letters of credit of $0.7 million under the U.S facility and $6.2 million under the Canadian facility.

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

In addition to the Credit Agreement, we have an Australian $30 million line of credit facility, which matures December 10, 2015. There were no letters of credit outstanding under this facility during the six month period ended June 30, 2014.

8.	INCOME TAXES

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.

Our income tax expense for the six months ended June 30, 2014 totaled $7.4 million, or 12.7% of pretax income, compared to income tax expense of $31.9 million, or 24.7% of pretax income, for the six months ended June 30, 2013. Generally, our effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates. The decrease in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions. In addition, the effective tax rate was reduced due to changes in our corporate structure, including the contribution by Oil States of our affiliate debt (as further described in Note 13 – Related Party Transactions).

Our income tax benefit for the three months ended June 30, 2014 totaled $4.9 million, or (52.4%) of pretax income, compared to income tax expense of $11.4 million, or 25.4% of pretax income, for the three months ended June 30, 2013. The negative effective tax rate for the three months ended June 30, 2014 is due to a reduction in the 2014 annual effective tax rate from March 31, 2014 to June 30, 2014 due to changes in our corporate structure, including the contribution by Oil States of our affiliate debt. Under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date tax provision.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

9.	COMMITMENTS AND CONTINGENCIES

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

In conjunction with, and effective as of, the Spin-Off, we entered into an Indemnification and Release Agreement with Oil States. This agreement governs the treatment between Oil States and us of all aspects relating to indemnification, insurance, litigation responsibility and management, and litigation document sharing and cooperation arising in connection with the Spin-Off. Generally, the agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Oil States’ business with Oil States. The agreement also establishes procedures for handling claims subject to indemnification and related matters. Pursuant to the Indemnification and Release Agreement, we and Oil States will generally release the other party from all claims arising prior to the Spin-Off other than claims arising under the transaction agreements, including the indemnification provisions described above. We evaluated the impact of the indemnifications given and the Civeo indemnifications received as of the Spin-Off date and concluded those fair values were immaterial.

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $54.2 million from a $60.0 million accumulated loss at December 31, 2013 to a $5.8 million accumulated loss at June 30, 2014, as a result of foreign currency exchange rate differences. Changes in the other comprehensive loss during the first half of 2014 were primarily driven by the Australian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$1.0 billion and A$972 million, respectively, at June 30, 2014.

11.	STOCK BASED COMPENSATION

Prior to the Spin-Off, certain employees of Civeo participated in Oil States’ Equity Participation Plan (the Oil States Plan). The expense associated with these employees is reflected in the accompanying consolidated income statements. Effective May 30, 2014, our employees and non-employee directors began participating in the 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes the Board of Directors to grant options, awards of restricted stock, performance awards, dividend equivalents, awards of deferred stock, and stock payments to our employees and non-employee directors. No more than 4 million shares of Civeo common stock may be awarded under the Civeo Plan.

In connection with the Spin-Off, stock based compensation awards granted under the Oil States Plan and held by Civeo grantees as of May 30, 2014 were replaced with substitute Civeo awards. Stock options were replaced with options to purchase Civeo common stock. Unvested restricted stock awards were replaced with substitute Civeo restricted stock awards. Additionally, phantom shares granted under the Canadian Long-Term Incentive Plan were converted to units that entitle the recipient to a lump sum cash payment equal to the fair market value of a share of Civeo’s common stock on the respective vesting date. These replacements were intended to preserve the intrinsic value of the awards as of May 30, 2014. The substitution of these awards did not cause us to recognize incremental compensation expense as an equitable adjustment was required to be made as a result of the Spin-Off.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Outstanding Awards

Stock Options. A total of 120,799 Oil States stock options were converted to 554,738 Civeo stock options at May 30, 2014. Compensation expense associated with stock options recognized in the three month periods ended June 30, 2014 and 2013 totaled $0.2 million and $0.4 million, respectively. Compensation expense associated with stock options recognized in the six month periods ended June 30, 2014 and 2013 totaled $0.3 million and $0.8 million, respectively.

At June 30, 2014, unrecognized compensation cost related to stock options was $0.8 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Awards. A total of 94,936 unvested Oil States restricted stock awards were converted to 435,999 unvested Civeo restricted stock awards at May 30, 2014. Included in this total were 20,000 Oil States performance based restricted stock awards, which vested in an amount that depended on Oil States achievement of specified performance objectives. In conjunction with the Spin-Off transaction, the awards were cancelled and the holders were granted 91,848 unvested Civeo restricted stock awards, of which half vest in February 2015 and the other half vest in February 2016.

On May 30, 2014, we granted 149,256 restricted stock awards 37,947 of the awards vest on May 30, 2015 and the remaining 111,309 vest in four equal annual installments beginning on May 30, 2015.

Compensation expense associated with restricted stock awards recognized in the three month periods ended June 30, 2014 and 2013 totaled $1.1 million and $0.3 million, respectively. Compensation expense associated with restricted stock awards recognized in the six month periods ended June 30, 2014 and 2013 totaled $1.8 million and $0.6 million, respectively. The total fair value of restricted stock awards that vested during the three months ended June 30, 2014 and 2013 was de minimis. The total fair value of restricted stock awards that vested during the six months ended June 30, 2014 and 2013 was $2.5 million and $0.9 million, respectively.

At June 30, 2014, unrecognized compensation cost related to restricted stock awards was $9.5 million, which is expected to be recognized over a weighted average period of 3.2 years.

Phantom Share Awards. A total of 123,183 awards granted under the Canadian Long-Term Incentive Plan were converted to 565,706 units that entitle the recipient to a lump sum cash payment equal to the fair market value of a share of Civeo’s common stock on the respective vesting date. These awards are accounted for as a liability that is remeasured at each reporting date until paid.

On May 30, 2014, we granted 4,337 phantom stock awards, all of which vest in three equal annual installments beginning on May 30, 2015. Compensation expense associated with phantom shares recognized in the three month periods ended June 30, 2014 and 2013 totaled $4.1 million and $1.0 million, respectively. Compensation expense associated with phantom shares recognized in the six month periods ended June 30, 2014 and 2013 totaled $5.5 million and $1.8 million, respectively.

At June 30, 2014, unrecognized compensation cost related to phantom shares was $9.6 million, as remeasured at June 30, 2014, which is expected to be recognized over a weighted average period of 2.1 years.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

12.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canadian, Australian and U.S., which represent our strategic focus on work force accommodations.

Financial information by business segment for each of the three and six months ended June 30, 2014 and 2013 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2014
Canada	$156,527	$(48)	$156,479	$21,347	$25,424	$71,868	$1,084,335
Australia	54,383		54,383	16,246	(205)	5,399	961,775
United States	38,559	(22,288)	16,271	4,850	(3,767)	2,724	199,665
Corporate, stand-alone adjustments and eliminations	(22,336)	22,336	--	(30)	(5,226)	(1,849)	67,854
Total	$227,133	$--	$227,133	$42,413	$16,226	$78,142	$2,313,629

Three months ended June 30, 2013
Canada	$163,730	$(2,778)	$160,952	$20,736	$37,638	$49,971	$890,462
Australia	64,043		64,043	16,598	17,527	23,907	885,997
United States	27,746	(9,751)	17,995	4,114	(1,540)	18,029	200,208
Corporate, stand-alone adjustments and eliminations	(12,529)	12,529	--	(37)	(1,993)	(1,218)	4,777
Total	$242,990	$--	$242,990	$41,411	$51,632	$90,689	$1,981,444

Six months ended June 30, 2014
Canada	$337,108	$(305)	$336,803	$41,341	$67,466	$131,834	$1,084,335
Australia	109,847		109,847	31,086	15,638	7,580	961,775
United States	72,685	(39,403)	33,282	9,649	(5,428)	5,682	199,665
Corporate, stand-alone adjustments and eliminations	(39,708)	39,708	--	(64)	(8,590)	(3,429)	67,854
Total	$479,932	$--	$479,932	$82,012	$69,086	$141,667	$2,313,629

Six months ended June 30, 2013
Canada	$371,384	$(2,781)	$368,603	$40,836	$106,274	$90,784	$890,462
Australia	131,772		131,772	33,705	37,093	39,589	885,997
United States	47,654	(10,501)	37,153	8,028	3,003	31,519	200,208
Corporate, stand-alone adjustments and eliminations	(13,282)	13,282	--	(70)	(3,977)	(1,287)	4,777
Total	$537,528	$--	$537,528	$82,499	$142,393	$160,605	$1,981,444

13.     RELATED PARTY TRANSACTIONS

Our related parties included Oil States until May 30, 2014, the effective date of the Spin-Off.

On May 27, 2014, in connection with the Spin-off, we entered into several agreements with Oil States that govern the Spin-Off and the relationship of the parties following the Spin-Off. Because the terms of these agreements were entered into in the context of a related party transaction, the terms may not be comparable to terms that would be obtained in a transaction between unaffiliated parties.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The Separation and Distribution Agreement between us and Oil States contains the key provisions relating to the separation of our business from Oil States and the distribution of our common stock to Oil States stockholders. The Separation and Distribution Agreement identifies the assets that were transferred or sold, liabilities that were assumed or sold and contracts that were assigned to us by Oil States or by us to Oil States in the Spin-Off and describes how these transfers, sales, assumptions and assignments occurred. Pursuant to the Separation and Distribution Agreement, on May 28, 2014, we made a cash distribution to Oil States of $750 million.

The Indemnification and Release Agreement governs the treatment of all aspects relating to indemnification, insurance, litigation responsibility and management, and litigation document sharing and cooperation. Generally, the Indemnification and Release Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Oil States’ business with Oil States. The Indemnification and Release Agreement also establishes procedures for handling claims subject to indemnification and related matters. Pursuant to the Indemnification and Release Agreement, we and Oil States will generally release the other party from all claims arising prior to the Spin-Off other than claims arising under the transaction agreements, including the indemnification provisions described above.  See Note 9.

The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of Oil States and us with respect to taxes and tax benefits, the filing of tax returns, the control of audits, restrictions on us to preserve the tax-free status of the Spin-Off and other tax matters.

The Employee Matters Agreement provides that each company has responsibility for its own employees and compensation plans. The agreement also contains provisions regarding stock-based compensation. See Note 11.

The Transition Services Agreement sets forth the terms on which Oil States will provide to us, and we will provide to Oil States, on a temporary basis, certain services or functions that the companies historically have shared. Transition services provided to us by Oil States may include administrative, payroll, legal, human resources, data processing, financial audit support, financial transaction support, and other support services, information technology systems and various other corporate services. Transition services provided to Oil States by us may include information technology systems, financial audit support, tax support and other corporate services. The agreement provides for the provision of specified transition services, generally for a period of up to nine months from the date of the Spin-Off, with a possible extension of 1 month (an aggregate of 10 months) at a predetermined fee based on estimated cost to Oil States.  We incurred costs totaling $0.2 million under the Transition Services Agreement for June 2014.

Parent Company Services Provided and Corporate Allocations

Prior to the Spin-Off, Oil States provided services to and funded certain expenditures of Civeo. The most significant of these services and expenditures were: (1) funding expenditures to settle domestic accounts payable; (2) funding and processing of domestic payroll; (3) share-based compensation; and (4) certain transaction-related expenditures. The consolidated financial statements of Civeo reflect these expenditures. During the three months ended June 30, 2014 and 2013, $8.7 million and $33.9 million, respectively, of expenditures for services received from Oil States or funding for expenditures provided by Oil States were included in the consolidated financial statements. During the six months ended June 30, 2014 and 2013, $41.7 million and $63.7 million, respectively, of expenditures for services received from Oil States or funding for expenditures provided by Oil States were included in the consolidated financial statements.

Prior to the Spin-Off, the consolidated statements of income also include general corporate expense allocations, which include costs incurred by Oil States for certain corporate functions such as executive management, finance, information technology, tax, internal audit, risk management, legal, human resources and treasury. During the three months ended June 30, 2014 and 2013, we were allocated $1.2 million and $1.3 million, respectively, in respect of these corporate expenses which are included within selling, general and administrative expenses in the consolidated statements of income. During the six months ended June 30, 2014 and 2013, we were allocated $2.8 million and $2.7 million, respectively, in respect of these corporate expenses which are included within selling, general and administrative expenses in the consolidated statements of income.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Oil States Net Investment

Net transfers to Oil States are included within Oil States net investment on the consolidated balance sheets. The components of the change in Oil States net investment for the six months ended June 30, 2014 and 2013 are as follows (in thousands):

	2014	2013
Cash transfers and general financing activities	$(13,255)	$19,329
Services received or funding for expenditures	41,725	63,671
Corporate allocations, including income tax provision (1)	3,950	5,270
Net increase in Oil States net investment	$32,420	$88,270

(1)

Corporate allocations includes the general corporate expense allocations of $2.8 million and $2.7 million for the six months ended June 30, 2014 and 2013, respectively, the impact of the income tax provision, the allocation of corporate insurance premiums, and the attribution of certain assets and liabilities that have historically been held at the Oil States corporate level, but which are specifically identifiable or otherwise allocable to us. The attributed assets and liabilities are included in Civeo’s consolidated balance sheets.

Supplemental Cash Flow Information

In accordance with the Separation and Distribution Agreement, our affiliate debt with Oil States, which totaled approximately $336.8 million as of May 30, 2014, including accrued interest, was settled through a non-cash capital contribution.

14.     SUBSEQUENT EVENT

On July 29, 2014, we announced that our board of directors had declared a quarterly cash dividend of $0.13 per share of common stock, payable on August 29, 2014 to shareholders of record on August 15, 2014.

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

In addition, in certain places in this quarterly report, we refer to reports published by third parties that purport to describe trends or developments in the energy industry. We do so for the convenience of our stockholders and in an effort to provide information available in the market that will assist our investors in a better understanding of the market environment in which we operate. However, we specifically disclaim any responsibility for the accuracy and completeness of such information and undertake no obligation to update such information.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q.

Unless otherwise stated or the context otherwise indicates, all references to “Civeo”, “the Company,” “us,” “our” or “we” for the time period prior to the separation mean the Accommodations business of Oil States. For time periods after the separation, these terms refer to the legal entity Civeo Corporation and its consolidated subsidiaries.

Spin-off

On May 5, 2014, the Oil States International, Inc. (Oil States) board of directors approved the separation of its Accommodations segment (Accommodations) into a standalone, publicly traded company, Civeo Corporation. In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo it held after the market closed on May 30, 2014 (the Spin-Off). Each Oil States stockholder received two shares of Civeo common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the separation, Oil States received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Civeo common stock was not taxable to Oil States or U.S. holders of Oil States common stock. Following the separation, Oil States retained no ownership interest in Civeo, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation was filed by Civeo with the U.S. Securities and Exchange Commission (SEC) and was declared effective on May 8, 2014 (the Form 10). On June 2, 2014, Civeo stock began trading the “regular-way” on the New York Stock Exchange under the “CVEO” stock symbol. Pursuant to the Separation and Distribution Agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

In connection with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million. For further discussion, please see “Liquidity and Capital Resources” below and Note 6 – Debt to the accompanying consolidated financial statements.

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

Basis of Presentation

Prior to the Spin-Off, our financial position, results of operations and cash flows consisted of the Oil States’ Accommodations business, which represented a combined reporting entity. The combined financial statements included in this quarterly report on Form 10-Q have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Oil States. The combined financial statements reflect our historical financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The combined financial statements include certain assets and liabilities that have historically been held at the Oil States corporate level, but are specifically identifiable or otherwise attributable to us.

All financial information presented after the Spin-Off represents the consolidated results of operation, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of income and comprehensive income for the three months ended June 30, 2014 consist of the consolidated results of Civeo for the month ended June 30, 2014, and the combined results of the Oil States’ Accommodations business for the two months ended May 31, 2014. Our consolidated statements of income and comprehensive income for the six months ended June 30, 2014 consist of the consolidated results of Civeo for the one month ended June 30, 2014 and of the combined results of the Oil States’ Accommodations business for the five months ended May 31, 2014. Our consolidated statements of income and comprehensive income for the three and six months ended June 30, 2013 consist entirely of the combined results of the Oil States’ Accommodations business.

●

Our consolidated balance sheet at June 30, 2014, consists of the consolidated balances of Civeo, while at December 31, 2013, it consists entirely of the combined balances of the Oil States’ Accommodations business.

●

Our consolidated statements of cash flows and changes in stockholders’ equity / net investment for the six months ended June 30, 2014 consist of the consolidated results of Civeo for the one month ended June 30, 2014, and the combined results of the Oil States’ Accommodations business for the five months ended May 31, 2013. Our consolidated statements of cash flows and changes in stockholders’ equity / net investment for the six months ended June 30, 2013 consist entirely of the combined results of the Oil States’ Accommodations business.

The assets and liabilities in our consolidated financial statements have been reflected on a historical basis, as immediately prior to the Spin-Off all of the assets and liabilities presented where wholly owned by Oil States and were transferred within the Oil States consolidated group. All significant intercompany transactions and accounts have been eliminated. All affiliate transactions between Civeo and Oil States have been included in the consolidated financial statements included in this quarterly report on Form 10-Q.

The consolidated financial statements for periods prior to the Spin-Off included expense allocations for: (1) certain corporate functions historically provided by Oil States, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services; (2) certain employee benefits and incentives; and (3) equity-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Oil States personnel, a pro-rata basis of headcount or other relevant measures of Oil States and its subsidiaries. We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the Spin-Off, Civeo is performing these functions using its own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Oil States under a Transition Services Agreement, which extends for a period of up to 9 months, depending on the service being provided. See Note 13 – Related Party Transactions to the accompanying consolidated financial statements.

Macroeconomic Environment

We provide workforce accommodations to the natural resource industry in Canada, Australia and the United States. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase and (2) the operations or production phase. Initial demand for our services is driven by our customers’ capital spending programs related to the construction and development of oil sands and coal mines and associated infrastructure as well as the exploration for oil and natural gas. Long-term demand for our services is driven by continued development and expansion of natural resource production and operation of oil sands refining facilities. Industry capital spending programs are generally based on the long-term outlook for commodity prices, economic growth and estimates of resource production. As a result, demand for our products and services is largely sensitive to expected commodity prices, principally related to crude oil, metallurgical (met) coal and, to a lesser extent, natural gas.

In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands accommodations’ customers.   Pricing for WCS is driven by several factors.  A significant factor affecting WCS pricing is the underlying price for West Texas Intermediate (WTI).  As WTI prices have increased over the past few years with the global economic recovery, WCS prices have also increased.  Another significant factor affecting WCS pricing has been the availability of transportation infrastructure.  Historically, WCS has traded at a discount to WTI, creating a “WCS Basis Differential,” due to transportation costs and limited capacity to move growing Canadian heavy oil production to U.S. refineries.  Depending on the extent of pipeline capacity availability, the WCS Basis Differential has varied.  With the increase in global oil prices and increased transportation capacity from the oil sands region due to rail and barge alternatives, the absolute price of WCS has increased and the WCS Basis Differential has slightly decreased.  WCS prices in the second quarter of 2014 averaged $83.78 per barrel compared to $77.76 per barrel in the first quarter of 2014.  The WCS Basis Differential expanded modestly from $20.01 per barrel at the end of the first quarter of 2014 to $21.00 per barrel by the end of the second quarter of 2014, due to increased demand from U.S. refineries, a continued increase in crude by rail volumes and a number of pipeline capacity improvements and expansion projects.  As of July 14, 2014, the WCS Basis Differential was $22.50.  Should the price of WTI decline or the WCS Basis Differential widen, our oil sands customers may delay additional investments or reduce their spending in the oil sands region.

Given the historical volatility of WTI crude prices and the WCS Basis Differential, there remains a risk that prices in the oil sands could deteriorate going forward due to slowing economic growth in China, fiscal and financial uncertainty in the U.S. and various European countries, potentially negative effects on the U.S. economy due to a prolonged level of relatively high unemployment in the U.S. and other advanced economies. However, if the global supply of oil and global inventory levels were to decrease due to government instability in a major oil-producing nation and energy demand continues to increase in countries such as China, India and the U.S., we could see continued and/or additional increases in WTI crude prices which coupled with an improvement in takeaway capacity from the oil sands could improve WCS pricing. This, in turn, could lead to our oil sands customers increasing their investments in oil sands production. Conversely, if WCS crude prices continue to experience a significant discount to WTI crude, our oil sands customers may have an incentive to delay additional investments in their oil sands assets.

 Natural gas prices and WTI crude oil pricing, discussed above, have an impact on the demand for our U.S. accommodations. Prices for natural gas in the U.S. averaged $4.58 per mcf in the second quarter of 2014, a 14% increase over the second quarter 2013 average price.  Natural gas prices remain elevated on a year over year basis due to the above average storage withdrawals experienced during the extremely cold winter weather in many parts of the U.S., lower net imports from Canada and higher residential, commercial and industrial demand.  During the quarter, natural gas prices ranged from a low of $4.28 per mcf to a high of $4.83 per mcf.  Natural gas prices have declined for more recent periods, trading at approximately $3.96 per mcf as of August 8, 2014.  The improvement in demand for natural gas, largely as a result of extreme winter weather, has resulted in significant declines in natural gas inventories in the U.S. Currently, natural gas in storage in the US is 29% below the 5 year average. In spite of the increases in natural gas prices, additional customer spending in the natural gas shale plays has been limited as natural gas production from already developed unconventional natural gas resources in North America remained high during the quarter.  As a result of natural gas production growth outpacing demand in the U.S., natural gas prices continue to be weak relative to prices experienced in 2006 through 2008 and are expected to remain below levels considered economic for new investments in numerous natural gas fields.  Consequently, the U.S. natural gas-related working rig count has declined from more than 430 rigs at the beginning of 2013 to 316 rigs as of August 8, 2014.  If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Our Australian villages in the Bowen Basin primarily serve coal mines in that region.  Met coal pricing and growth in production in the Bowen Basin region is influenced by levels of global steel production.  Because Chinese steel production has been growing at a slower pace than that experienced in 2011 and early 2012, Chinese demand for imported steel inputs such as met coal and iron ore continued to decrease during the second quarter of 2014 compared to the second quarter of 2013.  As a result, spot met coal prices have decreased materially from over $160/metric ton at the beginning of 2013 to approximately $115/metric ton at the end of the second quarter of 2014.  Depressed met coal prices have led to the implementation of cost control measures by our customers, some coal mine closures and delays in the start-up of new coal mining projects in Australia.  A continued depressed met coal price will impact our customers’ future capital spending programs.  However, steel consumption per capita in China is less than one-third of the amount installed in the U.S. economy, suggesting a favorable outlook for Chinese steel production and met coal demand over a longer time horizon.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	WCS	Hard	Henry Hub
Quarter	Crude	Crude	Coking Coal (Met Coal)	Natural Gas
ended	(per bbl)	(per bbl)	(per ton)	(per mcf)
6/30/2014	$103.06	$83.78	$114.94	$4.58
3/31/2014	98.68	77.76	125.73	5.18
12/31/2013	97.50	66.34	143.76	3.85
9/30/2013	105.83	83.10	142.21	3.55
6/30/2013	94.05	77.48	149.94	4.02
3/31/2013	94.33	66.86	167.71	3.49
12/31/2012	88.01	61.34	156.79	3.40
9/30/2012	92.17	76.75	187.88	2.88
6/30/2012	93.38	73.53	216.49	2.29
3/31/2012	102.85	75.82	212.20	2.44
12/31/2011	94.03	81.56	236.69	3.32

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

Recent announcements of certain new and expanded oil sands projects can create the opportunity to extend existing accommodations contracts and incremental contracts for us in Canada. For example, we were recently awarded a three-year contract in January 2014 to provide accommodations in support of a new oil sand mining project. We will serve this client at our new McClelland Lake Lodge, which began operations in the second quarter of 2014 and will have 1,977 rooms by year end. However, given the WCS discount to WTI, several oil sands customers have announced the deferral of certain new oil sands projects, which could negatively affect our ability to expand our oil sands room count or our occupancy levels in the near term.

We expanded our Australian room capacity in 2012 and 2013 to meet increasing demand, notably in the Bowen Basin in Queensland and in the Gunnedah Basin in New South Wales to support coal production, and in Western Australia to support LNG and other energy-related projects. In early 2013, a confluence of low met coal pricing, additional carbon and mining taxes on our Australian accommodations customers and several years of cost inflation caused several of our customers to curtail production from higher cost mines and delay or materially reduce their growth plans. This has negatively affected our ability to expand our room count and has led to a decrease in occupancy levels. It has also caused one of our customers to reduce their forward room commitments in return for contract amendment payments beginning in March 2014, which is being recognized as additional revenue on a straight-line basis over the remaining life of the customer contracts.

Exchange rates between the U.S. dollar and the Canadian dollar and between the U.S. dollar and the Australian dollar influence our U.S. reported financial results. Our business has historically derived a vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.91 for the first half of 2014 compared to U.S. $0.98 for the first half of 2013, a decrease of approximately 7%. The Australian dollar was valued at an average exchange rate of U.S. $0.92 for the first half of 2014 compared to U.S. $1.02 for the first half of 2013, a decrease of approximately 10%. This weakening of the Canadian and Australian dollars has and may continue to have a proportionately negative impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business. We currently expect that our 2014 capital expenditures will total approximately $300 million to $350 million, compared to 2013 capital expenditures of $292 million. Please see “Liquidity and Capital Resources” below for further discussion of 2014 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three- and six-month period ended June 30, 2014, is based on a comparison with the corresponding period of 2013.

Results of Operations – Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

	THREE MONTHS ENDED JUNE 30,
	2014	2013	Change
	($ in thousands)
Revenues
Canada	$156,479	$160,952	$(4,473)
Australia	54,383	64,043	(9,660)
United States and other	16,271	17,995	(1,724)
Total revenues	227,133	242,990	(15,857)
Costs and expenses
Cost of sales and services
Canada	96,573	94,773	1,800
Australia	24,950	24,993	(43)
United States and other	11,782	12,828	(1,046)
Total cost of sales and services	133,305	132,594	711
Selling, general and administrative expenses	21,708	16,898	4,810
Spin-off and formation costs	1,896	--	1,896
Depreciation and amortization expense	42,413	41,411	1,002
Impairment expense	11,610	--	11,610
Other operating expense (income)	(25)	455	(480)
Total costs and expenses	210,907	191,358	19,549
Operating income	16,226	51,632	(35,406)

Interest expense and income, net	(7,561)	(7,161)	(400)
Other income	709	192	517
Income before income taxes	9,374	44,663	(35,289)
Income tax benefit (provision)	4,911	(11,360)	16,271
Net income	14,285	33,303	(19,018)
Less: Net income attributable to noncontrolling interest	336	333	3
Net income attributable to Civeo	$13,949	$32,970	$(19,021)

We reported net income attributable to Civeo for the quarter ended June 30, 2014 of $13.9 million, or $0.13 per diluted share. As further discussed in Impairment expense and Interest expense and income, net, below, net income included $12.2 million of after-tax charges, or $0.12 per diluted share, resulting from the Spin-Off. In addition, we incurred severance costs of $4.1 million, or $0.03 per diluted share, included in Selling, general and administrative expenses below and impairment costs of $2.6 million, or $0.02 per diluted share, included in Impairment expense below. These results compare to net income attributable to Civeo for the quarter ended June 30, 2013 of $33.0 million, or $0.31 per diluted share. This included $1.2 million, or $0.01 per diluted share, of losses incurred on extinguishment of debt.

Revenues. Consolidated revenues decreased $15.9 million, or 7%, in the second quarter of 2014 compared to the second quarter of 2013. This decline was largely driven by decreases in both Canada, due to weaker Canadian exchange rates and lower RevPAR, and Australia, due to weaker Australian exchange rates and lower occupancy, as further described in the segment discussion below.

Cost of Sales and Services. Our consolidated cost of sales increased $0.7 million, or 1%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to increases in Canada, due to weaker Canadian exchange rates, offset by decreases in the United States, due to lower occupancy levels. Please see further description in segment discussion below.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $4.8 million, or 28%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to severance costs associated with the termination of an executive totaling $4.1 million.

Spin-Off and Formation Costs. Spin-off and formation costs of $1.9 million relate to transition costs incurred during the second quarter of 2014 associated with becoming a stand-alone company.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.0 million, or 2%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to capital expenditures made during the last twelve months.

Impairment Expense. Impairment expense of $11.6 million in the second quarter of 2014 consisted of a $9.0 million impairment of an intangible asset in Australia. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand was nil. Additionally, we recognized an impairment totaling $2.6 million on assets that are in the custody of non-paying customers in Mexico, and for which the return or reimbursement is unlikely.

Operating Income. Consolidated operating income decreased $35.4 million, or 69%, in the second quarter of 2014 compared to the second quarter of 2013 primarily as a result of the lower revenue described above and in the segment discussion below, as well as the impairment expense and severance costs discussed above.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, increased by $0.4 million, or 6%, in the second quarter of 2014 compared to the second quarter of 2013 primarily due to the write-off of $3.5 million debt issuance costs associated with the credit agreement that was terminated in conjunction with the Spin-Off partially offset by repayment of the Australian revolving credit facility and the Canadian term loan in the first half of 2013. The Company wrote-off $1.2 million of debt issuance costs associated with the Canadian term loan repayment. Interest income increased as a result of higher cash balances during second quarter of 2014 compared to 2013.

Income Tax Provision. Our income tax benefit for the three months ended June 30, 2014 totaled $4.9 million, or (52.4%) of pretax income, compared to income tax expense of $11.4 million, or 25.4% of pretax income, for the three months ended June 30, 2013. The negative effective tax rate for the three months ended June 30, 2014 is due to a reduction in the 2014 annual effective tax rate from March 31, 2014 to June 30, 2014 due to changes in our corporate structure, including the contribution by Oil States of our affiliate debt. Under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date tax provision.

Other Comprehensive Income (Loss). Other comprehensive income increased $173.3 million in the second quarter of 2014 compared to the second quarter of 2013 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 4% in the second quarter of 2014 compared to a 3% decrease in the second quarter of 2013. The Australian dollar exchange rate compared to the U.S. dollar increased 2% in the second quarter of 2014 compared to a 12% decrease in the second quarter of 2013.

Segment Results of Operations – Canadian Segment

	THREE MONTHS ENDED JUNE 30,
	2014	2013	Change
Revenues ($ in thousands)
Lodge revenue (1)	$122,709	$133,935	$(11,226)
Mobile, open camp and product revenue	33,770	27,017	6,753
Total revenues	$156,479	$160,952	$(4,473)

Cost of sales and services ($ in thousands)	$96,573	$94,773	$1,800

Gross margin as a % of revenues	38.3%	41.1%	(2.8% )

Average Available Lodge Rooms (2)	12,296	11,447	849

RevPAR for Lodges (3)	$110	$129	$(19)

Occupancy in Lodges (4)	88%	90%	(2% )

Canadian dollar to US dollar	$0.917	$0.977	$(0.060)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as lodge revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in the second quarter of 2014 that were $4.5 million, or 3%, lower than the second quarter of 2013. The weakening of the Canadian dollar relative to the U.S. dollar by 6% in the second quarter of 2014 compared to the second quarter of 2013 resulted in a $10.2 million year-over-year reduction in revenues. In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced a 2% decline in lodge revenues primarily due to a 9% year-over-year decrease in RevPAR largely related to contracted room rate reductions and the shutdown of Lakeside Lodge during the second quarter of 2014. In addition, revenues were reduced by approximately $4.9 million due to a contract amendment. Lodge revenues in the second quarter of 2014 were partially offset by a 7% increase year-over-year in average available rooms.

Our Canadian segment cost of sales and services increased $1.8 million, or 2%, in the second quarter of 2014 compared to the second quarter of 2013. Although revenue decreased due to lower contracted room rates, a corresponding decrease did not occur in cost of sales and services, as average available rooms increased. This was partially offset by the weakening of the average exchange rates.

Our Canadian segment gross margin as a percentage of revenues decreased from 41% in the second quarter of 2013 to 38% in the second quarter of 2014 primarily due to lower contracted room rates and the contract amendment.

Segment Results of Operations – Australian Segment

	THREE MONTHS ENDED JUNE 30,
	2014	2013	Change
Revenues ($ in thousands)
Village revenue (1)	$54,383	$64,043	$(9,660)

Cost of sales ($ in thousands)	$24,950	$24,993	$(43)

Gross margin as a % of revenues	54.1%	61.0%	(6.9% )

Average Available Village Rooms (2)	9,258	8,754	504

RevPAR for Villages (3)	$65	$80	$(15)

Occupancy in Villages (4)	65%	84%	(19% )

Australian dollar to US dollar	$0.933	$0.991	$(0.058)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as village revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Australian segment reported revenues in the second quarter of 2014 that were $9.7 million, or 15%, lower than the second quarter of 2013. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 6% in the second quarter of 2014 compared to the second quarter of 2013 resulted in a $3.4 million year-over-year reduction in revenues. Village revenues in the second quarter of 2014 were also negatively impacted by lower occupancy levels compared to the second quarter of 2013, primarily as a result of the continued slowdown in mining activity, partially offset by the contributions of Boggabri Village, which commenced operations in the fourth quarter 2013.

Our Australian segment cost of sales decreased by less than $0.1 million in the second quarter of 2014 compared to the second quarter of 2013. The weakening of the Australian dollar was completely offset by increased repair and maintenance costs associated with a water treatment facility as well as higher development expenses.

Our Australian segment gross margin as a percentage of revenues declined from 61% in the second quarter of 2013 to 54% in the second quarter of 2014. The decline is largely due to increased repair and maintenance costs associated with a water treatment facility as well as costs incurred for a proposed development that will not move forward.

Segment Results of Operations – United States Segment

Our United States segment reported revenues in the second quarter of 2014 of $16.3 million, which were $1.7 million, or 10%, lower than the second quarter of 2013. Mobile camp revenues in the second quarter of 2014 were negatively impacted by lower occupancy levels and pricing compared to the second quarter of 2013, primarily as a result of increased competition, but were positively affected by the addition of two new lodges that were not operating in the second quarter of 2013.

Our United States cost of sales decreased $1.0 million, or 8%, in the second quarter of 2014 compared to the second quarter of 2013. The decrease was driven by lower occupancy levels.

Our United States segment gross margin as a percentage of revenues decreased from 29% in the second quarter of 2013 to 28% in the second quarter of 2014 primarily due to lower contracted room rates and lower occupancy levels in the United States.

Consolidated Results of Operations – Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

	SIX MONTHS ENDED JUNE 30,
	2014	2013	Change
	($ in thousands)
Revenues
Canada	$336,803	$368,603	$(31,800)
Australia	109,847	131,772	(21,925)
United States and other	33,282	37,153	(3,871)
Total revenues	479,932	537,528	(57,596)
Costs and expenses
Cost of sales and services
Canada	206,268	205,410	858
Australia	45,978	51,341	(5,363)
United States and other	24,569	26,291	(1,722)
Total cost of sales and services	276,815	283,042	(6,227)
Selling, general and administrative expenses	37,853	33,165	4,688
Spin-off and formation costs	2,469	--	2,469
Depreciation and amortization expense	82,012	82,499	(487)
Impairment expense	11,610	--	11,610
Other operating expense (income)	87	(3,571)	3,658
Total costs and expenses	410,846	395,135	15,711
Operating income	69,086	142,393	(73,307)

Interest expense and income, net	(11,752)	(13,570)	1,818
Other income	947	602	345
Income before income taxes	58,281	129,425	(71,144)
Income tax provision	(7,400)	(31,932)	24,532
Net income	50,881	97,493	(46,612)
Less: Net income attributable to noncontrolling interest	693	711	(18)
Net income attributable to Civeo	$50,188	$96,782	$(46,594)

We reported net income attributable to Civeo for the six months ended June 30, 2014 of $50.2 million, or $0.47 per diluted share. As further discussed in Impairment expense and Interest expense and income, net, below, net income included $12.7 million of after-tax charges, or $0.12 per diluted share, resulting from the Spin-Off. In addition, we also incurred severance costs of $4.1 million, or $0.03 per diluted share, included in Selling, general and administrative expenses below and impairment costs of $2.6 million, or $0.02 per diluted share, included in Impairment expense below. These results compare to net income attributable to Civeo for the six months ended June 30, 2013 of $96.8 million, or $0.91 per diluted share, including a pre-tax gain of $4.0 million, or $0.03 per diluted share after-tax from a decrease to a liability associated with contingent acquisition consideration. 2013 net income also included $1.2 million, or $0.01 per diluted share, of losses incurred on extinguishment of debt.

Revenues. Consolidated revenues decreased $57.6 million, or 11%, in the first half of 2014 compared to the first half of 2013. This decline was largely driven by decreases in both Canada, due to weaker Canadian exchange rates and lower RevPAR, and Australia, due to weaker Australian exchange rates and lower occupancy, as further described in the segment discussion below.

Cost of Sales and Service. Our consolidated cost of sales decreased $6.2 million, or 2%, in the first half of 2014 compared to the first half of 2013 primarily due to lower variable costs related to lower occupancy in Australia and decreases in Australia due to exchange rate fluctuations. Please see further segment discussion below.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $4.7 million, or 14%, in the first half of 2014 compared to the first half of 2013 primarily due to severance costs associated with the termination of an executive totaling $4.1 million.

Spin-Off and Formation Costs. Spin-off and formation costs of $2.5 million relate to transition costs incurred associated with becoming a stand-alone company.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.5 million, or less than one percent, in the first half of 2014 compared to the first half of 2013 primarily due to lower depreciation expense in our Canadian and Australian segments due to the weakening of the average exchange rates for Canadian and Australian dollars relative to the U.S. dollar and the extension of a land lease for two of our Canadian lodges. This was partially offset by capital expenditures made during the last twelve months.

Impairment Expense. Impairment expense of $11.6 million, in the second quarter of 2014 consisted of a $9.0 million impairment of an intangible asset in Australia. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand was nil. Additionally, we recognized an impairment totaling $2.6 million on assets that are in the custody of non-paying customers in Mexico, and for which the return or reimbursement is unlikely.

Operating Income. Consolidated operating income decreased $73.3 million, or 51%, in the first half of 2014 compared to the first half of 2013 primarily as a result of lower revenue described above and in the segment discussion below, as well as the impairment expense and severance costs discussed above.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, increased by $1.8 million, or 13%, in the first half of 2014 compared to the first half of 2013 primarily due to the repayment of the Australian revolving credit facility and the Canadian term loan in the first half of 2013, partially offset by the write-off of $3.5 million debt issuance costs associated with the credit agreement that was terminated in conjunction with the Spin-Off. The Company wrote-off $1.2 million of debt issuance costs associated with the Canadian term loan repayment. Interest income increased as a result of higher cash balances during the first half of 2014 compared to 2013.

Income Tax Provision. Our income tax expense for the six months ended June 30, 2014 totaled $7.4 million, or 12.7% of pretax income, compared to income tax expense of $31.9 million, or 24.7% of pretax income, for the six months ended June 30, 2013. Generally, our effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates. The decrease in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions. In addition, the effective tax rate was reduced due to changes in our corporate structure, including the contribution by Oil States of our affiliate debt (as further described in Note 13 – Related Party Transactions).

Other Comprehensive Income (Loss). Other comprehensive income increased $192.2 million in the first half of 2014 compared to the first half of 2013 primarily as a result of foreign currency translation adjustments due to offsetting changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 0.4% in the first half of 2014 compared to a 5% decrease in the first half of 2013. The Australian dollar exchange rate compared to the U.S. dollar increased 6% in the first half of 2014 compared to a 12% decrease in the first half of 2013.

Segment Results of Operations – Canadian Segment

	SIX MONTHS ENDED JUNE 30,
	2014	2013	Change
Revenues ($ in thousands)
Lodge revenue (1)	$245,099	$277,805	$(32,706)
Mobile, open camp and product revenue	91,704	90,798	906
Total revenues	$336,803	$368,603	$(31,800)

Cost of sales and services ($ in thousands)	$206,268	$205,410	$858

Gross margin as a % of revenues	38.8%	44.3%	(5.5% )

Average Available Lodge Rooms (2)	12,082	11,373	709

RevPAR for Lodges (3)	$112	$135	$(23)

Occupancy in Lodges (4)	89%	91%	(2% )

Canadian dollar to US dollar	$0.912	$0.985	$(0.073)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as lodge revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in the first half of 2014 that were $31.8 million, or 9%, lower than the first half of 2013. The weakening of the Canadian dollar relative to the U.S. dollar by 7% in the first half of 2014 compared to the first half of 2013 resulted in a $27.1 million year-over-year reduction in revenues. In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced a 5% decline in lodge revenues primarily due to a 10% year-over-year decrease in RevPAR largely related to contracted room rate reductions. In addition, revenues were reduced by approximately $4.9 million due to a contract amendment. Lodge revenues in the first half of 2014 were positively affected by a 6% increase year-over-year in average available rooms.

Our Canadian segment cost of sales and services increased $0.9 million, or less than 1%, in the first half of 2014 compared to the first half of 2013. Although revenue decreased due to lower contracted room rates, a corresponding decrease did not occur in cost of sales and services, as occupancy levels remained constant. This was slightly offset by the weakening of the average exchange rates

Our Canadian segment gross margin as a percentage of revenues decreased from 44% in the first half of 2013 to 39% in the first half of 2014 primarily due to lower contracted room rates in Canada. In addition, certain short-term, high margin contracts for mobile camps that occurred early in 2013 did not recur in 2014.

Segment Results of Operations – Australian Segment

	SIX MONTHS ENDED JUNE 30,
	2014	2013	Change
Revenues ($ in thousands)
Village revenue (1)	$109,847	$131,772	$(21,925)

Cost of sales ($ in thousands)	$45,978	$51,341	$(5,363)

Gross margin as a % of revenues	58.1%	61.0%	(2.9% )

Average Available Village Rooms (2)	9,260	8,733	527

RevPAR for Villages (3)	$66	$83	$(17)

Occupancy in Villages (4)	71%	84%	(13% )

Australian dollar to US dollar	$0.915	$1.015	$(0.100)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as village revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Australian segment reported revenues in the first half of 2014 that were $21.9 million, or 17%, lower than the first half of 2013. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 10% in the first half of 2014 compared to the first half of 2013 resulted in a $12.2 million year-over-year reduction in revenues. Village revenues in the first half of 2014 were also negatively impacted by lower occupancy levels compared to the first half of 2013, primarily as a result of lower met coal prices and the resultant slowdown in mining activity partially offset by the contributions of the Boggabri Village, which commenced operations in the fourth quarter of 2013.

Our Australian segment cost of sales decreased $5.4 million, or 10%, in the first half of 2014 compared to the first half of 2013. The decrease was driven by the weakening of the Australian dollar as well as lower occupancy levels.

Our Australian segment gross margin as a percentage of revenues declined from 61% in the first half of 2013 to 58% in the first half of 2014. This decrease was due to lower occupancy rates.

Segment Results of Operations – United States Segment

Our United States segment reported revenues in the first half of 2014 of $33.3 million, which were $3.9 million, or 10%, lower than the first half of 2013. Mobile camp revenues in the first half of 2014 were negatively impacted by lower occupancy levels compared to the first half of 2013, primarily as a result of increased competition, but were positively affected by the addition of two new lodges that were not operating in the first half of 2013.

Our United States cost of sales decreased $1.7 million, or 6%, in the first half of 2014 compared to the first half of 2013. The decrease was driven by lower occupancy levels.

Our United States segment gross margin as a percentage of revenues decreased from 29% in the first half of 2013 to 26% in the first half of 2014 primarily due to lower contracted room rates and lower occupancy levels in the United States.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages, purchasing or leasing land under our land banking strategy, paying dividends and for general working capital needs. In addition, capital has been used to repay debt and fund strategic business acquisitions. Historically, our primary sources of funds have been cash flow from operations, credit facilities in Australia and Canada and liquidity provided by Oil States. Looking forward, we expect our primary sources of funds to be available cash, cash flow from operations, borrowings under our new credit facility and capital markets transactions.

	U.S.	Canada	Australia (1)	Total
Borrowing capacity	$450,000	$100,000	$100,000	$650,000
Borrowings against revolver capacity	--	--	--	--
Outstanding letters of credit	(715)	(6,161)	--	(6,876)
Unused capacity	449,285	93,839	100,000	643,124
Cash and cash equivalents	56,468	131,512	97,514	285,494
Total available liquidity as of June 30, 2014	$505,753	$225,351	$197,514	$928,618

(1)	Australia also has a A$30 million line of credit facility. There were no letters of credit outstanding under this facility as of June 30, 2014.

Cash totaling $154.7 million was provided by operations during the first half of 2014 compared to $160.3 million provided by operations during the first half of 2013. The decrease in operating cash flow in 2014 compared to 2013 was primarily due to lower occupancy levels in lodges and villages, partially offset by lower cash used by working capital. During the first half of 2014, $6.9 million was provided by working capital. During the first half of 2013, $28.7 million was used for working capital, primarily due to $19 million in changes in taxes payable in Canada, as well as a $13 million change in accrued interest on affiliate debt.

Cash was used in investing activities during the six months ended June 30, 2014 in the amount of $141.1 million compared to cash used in investing activities during the six months ended June 30, 2013 in the amount of $159.3 million. Capital expenditures totaled $141.7 million and $160.6 million during the six months ended June 30, 2014 and 2013, respectively. Capital expenditures in both years consisted principally of construction and installation of assets for our lodges primarily in support of Canadian oil sands projects.

We expect our capital expenditures for the entire year will total approximately $300 million to $350 million, compared to 2013 capital expenditures of $292 million. The majority of the 2014 capital expenditures amount relates to room expansions in Canada, including the McClelland Lake Lodge in the Athabasca oil sands region. Whether planned expenditures will actually be spent in 2014 depends on industry conditions, project approvals and schedules, customer room commitments and vendor delivery timing. We expect to fund these capital expenditures with available cash, internally generated funds and borrowings under our new credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At June 30, 2014, we had cash totaling $229.0 million held by foreign subsidiaries, primarily in Canada and Australia, where we have assumed permanent reinvestment of earnings and have not recorded a U.S. tax liability upon the assumed repatriation of foreign earnings. Our intent is to utilize these cash balances for future investment outside the United States.

Net cash of $44.1 million was provided by financing activities during the six months ended June 30, 2014, in part due to contributions from Oil States of $28.2 million. Borrowings of $775 million under our new term loan facility funded the cash distribution of $750.0 million to Oil States on May 28, 2014. Net cash of $46.3 million was used in financing activities during the six months ended June 30, 2013, due to $130.7 million in repayments of the Australian revolving credit facility and the Canadian term loan offset by $84.4 million in net contributions from Oil States.

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

Credit Facilities and Long-Term Debt. We historically relied on Oil States for financial support and cash management. Following the Spin-Off, our capital structure and sources of liquidity changed. In conjunction with the Spin-Off, on May 28, 2014, we entered into (i) a $650.0 million, 5-year revolving credit facility which is allocated as follows: (A) a $450.0 million senior secured revolving credit facility in favor of Civeo, as borrower, (B) a $100.0 million senior secured revolving credit facility in favor of certain of our Canadian subsidiaries, as borrowers, and (C) a $100.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower, and (ii) a $775.0 million, 5-year term loan facility in favor of Civeo (collectively, the Credit Agreement). U.S. Dollar amounts outstanding under the credit facilities bear interest at a variable rate equal to LIBOR plus a margin of 1.75% to 2.75%, or a base rate plus 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the credit facilities). Canadian Dollar amounts outstanding under the credit facilities bear interest at a variable rate equal to CDOR plus a margin of 1.75% to 2.75%, or a base rate plus a margin of 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the credit facilities). Australian Dollar amounts outstanding under the credit facilities bear interest at a variable rate equal to BBSY plus a margin of 1.75% to 2.75%, based on a ratio of our total leverage to EBITDA (as defined in the credit facilities). We paid certain customary fees with respect to the Credit Agreement. We have 15 lenders in our Credit Agreement with commitments ranging from $20 million to $195 million.

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Credit Agreement) to consolidated interest expense. of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges.   We expect to be in compliance with our debt covenants during the remainder of 2014. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Obligations under the Credit Agreement are guaranteed by our significant subsidiaries.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” contained in the Information Statement included in Amendment No. 5 to the Form 10. As of June 30, 2014, except for the settlement of affiliate debt to Oil States in connection with the Spin-Off and the incurrence of debt under our credit facilities as described above, there were no material changes to this disclosure regarding our contractual obligations made in the Form 10.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Information Statement included in Amendment No. 5 to the Form 10.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors. There have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2014, we had floating-rate obligations totaling $775 million outstanding under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increase by 1%, our consolidated interest expense would increase by a total of approximately $7.75 million annually based on our floating-rate debt obligations as of June 30, 2014.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$1.0 billion and A$972 million, respectively, at June 30, 2014. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the United States dollar as of June 30, 2014 would result in a $94 million and $92 million translation adjustment, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2014 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1

Separation and Distribution Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

3.1

Amended and Restated Certificate of Incorporation of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 001-36246) filed on May 6, 2014).

3.2		Amended and Restated Bylaws of Civeo Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 001-36246) filed on May 6, 2014).

10.1

Indemnification and Release Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

10.2

Tax Sharing Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

10.3

Employee Matters Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

10.4

Transition Services Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

10.5

Syndicated Facility Agreement, dated as of May 28, 2014, among Civeo Corporation, Civeo Canada Inc., Civeo Premium Camp Services Ltd. And Civeo Australia Pty Limited, as Borrowers, the Lenders named therein, Royal Bank of Canada, as Administrative Agent, U.S. Collateral Agent, Canadian Administrative Agent, Canadian Collateral Agent and an Issuing Bank, and RBC Europe Limited, as Australian Administrative Agent, Australian Collateral Agent and an Issuing Bank (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

10.6*		Form of Indemnification Agreement (as of July 25, 2014).

10.7*		Settlement Agreement and Release, dated as of June 26, 2014, by and between Civeo Corporation and Ronald Green.

10.8		2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-196292) filed on May 27, 2014).

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS***	—	XBRL Instance Document

101.SCH***	—	XBRL Taxonomy Extension Schema Document

101.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVEO CORPORATION

Date:	August 13, 2014	By	/s/ Frank C. Steininger
Frank C. Steininger
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal
Financial Officer)

Exhibit Index

Exhibit No.		Description

2.1

Separation and Distribution Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

3.1

Amended and Restated Certificate of Incorporation of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 001-36246) filed on May 6, 2014).

3.2		Amended and Restated Bylaws of Civeo Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 001-36246) filed on May 6, 2014).

10.1

Indemnification and Release Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

10.2

Tax Sharing Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

10.3

Employee Matters Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

10.4

Transition Services Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

10.5

Syndicated Facility Agreement, dated as of May 28, 2014, among Civeo Corporation, Civeo Canada Inc., Civeo Premium Camp Services Ltd. And Civeo Australia Pty Limited, as Borrowers, the Lenders named therein, Royal Bank of Canada, as Administrative Agent, U.S. Collateral Agent, Canadian Administrative Agent, Canadian Collateral Agent and an Issuing Bank, and RBC Europe Limited, as Australian Administrative Agent, Australian Collateral Agent and an Issuing Bank (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

10.6*		Form of Indemnification Agreement (as of July 25, 2014).

10.7*		Settlement Agreement and Release, dated as of June 26, 2014, by and between Civeo Corporation and Ronald Green.

10.8		2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-196292) filed on May 27, 2014).

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS***	—	XBRL Instance Document

101.SCH***	—	XBRL Taxonomy Extension Schema Document

101.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

*       Filed herewith.

** Management contracts or compensatory plans or arrangements.

***      Furnished herewith.