Form 10-Q
period 2014-09-30
Civeo Corp
filed 2014-11-06
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

(Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [X] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X]

The Registrant had 106,733,659 shares of common stock outstanding as of November 4, 2014.

CIVEO CORPORATION

INDEX

Page No.
Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Financial Statements
Unaudited Consolidated Statements of Income for the Three and Nine Month Periods
Ended September 30, 2014 and 2013	3
Unaudited Consolidated Statements of Comprehensive Income for the Three and Nine Month
Periods Ended September 30, 2014 and 2013	4
Consolidated Balance Sheets – September 30, 2014 (unaudited) and December 31, 2013	5
Unaudited Consolidated Statements of Changes in Stockholders’ Equity / Net Investment for the Nine
Months Ended September 30, 2014 and 2013	6
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2014 and 2013	7
Notes to Unaudited Consolidated Financial Statements	8 – 19

Cautionary Statement Regarding Forward-Looking Statements	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20–36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 6. Exhibits	39

(a) Index of Exhibits	39

Signature Page	40

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Revenues:
Service and other	$233,314	$239,322	$696,154	$765,602
Product	9,951	5,777	27,043	17,025
	243,265	245,099	723,197	782,627
Costs and expenses:
Service and other costs	126,998	126,972	389,486	401,668
Product costs	10,103	5,154	24,430	13,500
Selling, general and administrative expenses	13,216	17,212	51,069	50,377
Spin-off and formation costs	1,028	--	3,497	--
Depreciation and amortization expense	45,758	42,011	127,770	124,510
Impairment expense	--	--	11,610	--
Other operating expense (income)	165	366	252	(3,205)
	197,268	191,715	608,114	586,850
Operating income	45,997	53,384	115,083	195,777

Interest expense to affiliates	--	(4,563)	(6,980)	(13,857)
Interest expense to third-parties, net of capitalized interest	(5,335)	(992)	(8,445)	(4,962)
Loss on extinguishment of debt	--	--	(3,455)	(1,207)
Interest income	1,048	347	2,841	1,248
Other income	64	3,236	1,011	3,838
Income before income taxes	41,774	51,412	100,055	180,837
Income tax provision	(9,011)	(11,418)	(16,411)	(43,350)
Net income	32,763	39,994	83,644	137,487
Less: Net income attributable to noncontrolling interest	360	353	1,053	1,064
Net income attributable to Civeo Corporation.	$32,403	$39,641	$82,591	$136,423

Per Share Data (see Note 5)
Basic net income per share attributable to Civeo Corporation common stockholders	$0.30	$0.37	$0.77	$1.28

Diluted net income per share attributable to Civeo Corporation common stockholders	$0.30	$0.37	$0.77	$1.28

Weighted average number of common shares outstanding:
Basic	106,311	106,293	106,300	106,293
Diluted.	106,495	106,460	106,474	106,460

Dividends per common share	$0.13	--	$0.13	--

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013

Net income	$32,763	$39,994	$83,644	$137,487

Other comprehensive income (loss):
Foreign currency translation adjustment	(112,956)	27,125	(58,816)	(110,894)
Total other comprehensive income (loss)	(112,956)	27,125	(58,816)	(110,894)

Comprehensive income (loss)	(80,193)	67,119	24,828	26,593
Comprehensive (income) loss attributable to noncontrolling interest	(259)	(391)	(950)	(1,023)
Comprehensive income (loss) attributable to Civeo Corporation	$(80,452)	$66,728	$23,878	$25,570

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$241,814	$224,128
Accounts receivable, net	203,331	177,845
Inventories	14,896	29,815
Prepaid expenses and other current assets	29,313	7,956
Total current assets	489,354	439,744

Property, plant and equipment, net	1,364,918	1,325,867
Goodwill, net	255,283	261,056
Other intangible assets, net	59,589	75,675
Other noncurrent assets	18,975	20,895
Total assets	$2,188,119	$2,123,237

LIABILITIES AND STOCKHOLDERS’ EQUITY / NET INVESTMENT

Current liabilities:
Accounts payable	$50,272	$45,376
Accrued liabilities	22,884	26,874
Income taxes	24	2,761
Current portion of long-term debt	9,687	--
Deferred revenue	24,150	19,571
Other current liabilities	2,389	2,470
Total current liabilities	109,406	97,052

Long-term debt to affiliates	--	335,171
Long-term debt, less current maturities	765,313	--
Deferred income taxes	63,753	79,739
Other noncurrent liabilities	25,248	18,530
Total liabilities	963,720	530,492

Stockholders’ Equity / Net investment:
Common stock ($0.01 par value, 550,000,000 shares authorized, 106,709,689 shares and zero shares both issued and outstanding, respectively)	1,067	--
Additional paid-in capital	1,312,823	--
Retained earnings	27,017	--
Oil States International, Inc. net investment	--	1,651,013
Accumulated other comprehensive loss	(118,692)	(59,979)
Total Civeo Corporation stockholders’ equity / Oil States International, Inc. net investment	1,222,215	1,591,034
Noncontrolling interest	2,184	1,711
Total stockholders’ equity / net investment	1,224,399	1,592,745
Total liabilities and stockholders’ equity / net investment	$2,188,119	$2,123,237

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY / NET INVESTMENT

(In Thousands)

	Attributable to Civeo
	Common Stock
	Par Value	Additional Paid-in Capital	Retained Earnings	Oil States Net Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity / Net Investment

Balance, December 31, 2012	$--	$--	$--	$1,302,664	$107,733	$1,248	$1,411,645
Net income				136,423		1,064	137,487
Currency translation adjustment.					(110,853)	(41)	(110,894)
Dividends paid						(881)	(881)
Net transfers from Oil States International, Inc.				105,971			105,971
Balance, September 30, 2013	$--	$--	--	$1,545,058	$(3,120)	$1,390	$1,543,328

Balance, December 31, 2013	$--	$--	$--	$1,651,013	$(59,979)	$1,711	$1,592,745
Net income			40,910	41,681		1,053	83,644
Currency translation adjustment.					(58,713)	(103)	(58,816)
Dividends paid			(13,893)			(477)	(14,370)
Net transfers from Oil States International, Inc				369,219			369,219
Distribution to Oil States International, Inc.				(750,000)			(750,000)
Reclassification of Oil States International, Inc. Net Investment to Additional Paid-in Capital		1,311,913		(1,311,913)			--
Issuance of common stock at the Spin-Off	1,066	(1,066)					--
Stock-based compensation.	1	1,976					1,977
Balance, September 30, 2014	$1,067	$1,312,823	$27,017	$--	$(118,692)	$2,184	$1,224,399

Shares in Thousands
Common Stock
Balance, December 31, 2013	--
Issuance of common stock at the Spin-Off	106,538
Stock-based compensation.	172
Balance, September 30, 2014	106,710

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013

Cash flows from operating activities:
Net income	$83,644	$137,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,770	124,510
Impairment charges	11,610	--
Loss on extinguishment of debt	3,455	1,207
Deferred income tax provision (benefit)	(1,989)	11,388
Non-cash compensation charge	5,892	4,857
Gains on disposals of assets	(776)	(2,574)
Provision for loss on receivables, net of recoveries	(1,196)	1,081
Fair value adjustment of contingent consideration	--	(4,014)
Other, net	2,687	112
Changes in operating assets and liabilities:
Accounts receivable	(32,119)	17,459
Inventories	13,897	(5,036)
Accounts payable and accrued liabilities	10,957	(14,609)
Taxes payable	(17,340)	(20,583)
Other current assets and liabilities, net	1,773	12,560
Net cash flows provided by operating activities	208,265	263,845

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(208,297)	(234,794)
Proceeds from disposition of property, plant and equipment	1,607	6,413
Net cash flows used in investing activities	(206,690)	(228,381)

Cash flows from financing activities:
Revolving credit borrowings and (repayments), net	--	(47,901)
Term loan borrowings	775,000	--
Debt issuance costs	(9,460)	--
Term loan repayments	--	(82,762)
Dividends paid	(13,893)	--
Distributions to Oil States	(750,000)	--
Contributions from Oil States	28,257	103,628
Net cash flows provided by (used in) financing activities	29,904	(27,035)

Effect of exchange rate changes on cash	(13,793)	(12,664)
Net change in cash and cash equivalents	17,686	(4,235)
Cash and cash equivalents, beginning of period	224,128	161,396

Cash and cash equivalents, end of period	$241,814	$157,161

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

In connection with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million. For further discussion, see Note 7 – Debt.

As a result of the Spin-Off, we incurred certain costs in the three month and nine month periods ended September 30, 2014. We recognized a loss on the termination of debt of approximately $3.5 million, in the nine month period ended September 30, 2014, related to unamortized debt issuance costs, which is included in Loss on extinguishment of debt on the accompanying unaudited consolidated statements of income. We recorded transition and formation costs associated with the Spin-Off of approximately $1.0 million and $3.5 million for the three month and nine month periods ended September 30, 2014, respectively, which are included in Spin-off and formation costs on the accompanying unaudited consolidated statements of income. In the second quarter 2014, we recognized a $9.0 million impairment of an intangible asset in Australia, which is included in Impairment expense on the accompanying unaudited consolidated statements of income. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand had been reduced to nil. Additionally, in the second quarter 2014, we recognized an impairment totaling $2.6 million on assets that are in the custody of a non-paying client in Mexico and for which the return or reimbursement is uncertain.

Redomiciling to Canada

On September 29, 2014, we announced our plan to redomicile the Company to Canada. We expect to execute a “self-directed redomiciling” of the Company as permitted under the U.S. Internal Revenue Code. U.S. federal income tax laws permit a company to change its domicile to a foreign jurisdiction without corporate-level U.S. federal income taxes provided that such company has “substantial business activity” in the relevant jurisdiction. “Substantial business activity” is defined as foreign operations consisting of over 25% of the company’s total (i) revenues, (ii) assets, (iii) employees and (iv) employee compensation. With approximately 50% or more of our operations in Canada based on these metrics, we believe we will qualify for a self-directed redomiciling. We expect to complete the migration in the second or third quarter of 2015. There is no assurance that we will be able to complete the migration in a timely manner or at all, and if completed, we may not achieve the expected benefits.

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

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

All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of income and comprehensive income for the three months ended September 30, 2014 consist entirely of the consolidated results of Civeo. Our consolidated statements of income and comprehensive income for the nine months ended September 30, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the four months ended September 30, 2014. Our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013 consist entirely of the combined results of the Oil States’ Accommodations business.

●

Our consolidated balance sheet at September 30, 2014 consists of the consolidated balances of Civeo, while at December 31, 2013, it consists entirely of the combined balances of the Oil States’ Accommodations business.

●

Our consolidated statements of cash flows and changes in stockholders’ equity / net investment for the nine months ended September 30, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the four months ended September 30, 2014. Our consolidated statements of cash flows and changes in stockholders’ equity / net investment for the nine months ended September 30, 2013 consist entirely of the combined results of the Oil States’ Accommodations business.

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

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

The fair value of our long-term debt to affiliates is estimated based on analysis of similar instruments (Level 2 fair value measurements). The carrying value and fair value of this debt are as follows for the period indicated (in thousands):

	December 31, 2013
	Carrying	Fair
	Value	Value
Long-term debt to affiliates	$335,171	$361,264

As of September 30, 2014, we believe the carrying value of our floating-rate debt outstanding under our $775 million term loan approximates its fair value because the term includes short-term interest rates and excludes penalties for prepayment. We estimated the fair value of our floating-rate term loan using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for this loan.

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2014 and December 31, 2013 is presented below (in thousands):

	September 30, 2014	December 31, 2013
Accounts receivable, net:
Trade	$153,559	$128,781
Unbilled revenue	51,951	47,004
Other	1,734	5,716
Total accounts receivable	207,244	181,501
Allowance for doubtful accounts	(3,913)	(3,656)
Total accounts receivable, net	$203,331	$177,845

	September 30, 2014	December 31, 2013
Inventories:
Finished goods and purchased products	$3,358	$3,574
Work in process	4,838	14,328
Raw materials	6,700	11,913
Total inventories	$14,896	$29,815

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

	Estimated Useful Life (in years)	September 30, 2014	December 31, 2013
Property, plant and equipment, net:
Land		$56,239	$49,384
Accommodations assets	3-15	1,693,951	1,535,407
Buildings and leasehold improvements	3-20	41,517	45,538
Machinery and equipment	4-15	12,791	12,259
Office furniture and equipment	3-7	32,745	28,755
Vehicles	3-5	20,364	20,197
Construction in progress		89,773	129,587
Total property, plant and equipment		1,947,380	1,821,127
Accumulated depreciation		(582,462)	(495,260)
Total property, plant and equipment, net		$1,364,918	$1,325,867

	September 30, 2014	December 31, 2013
Accrued liabilities:
Accrued compensation	$19,184	$21,988
Accrued taxes, other than income taxes	1,608	1,940
Accrued interest	60	1,560
Other	2,032	1,386
Total accrued liabilities	$22,884	$26,874

5.	EARNINGS PER SHARE

On May 30, 2014, 106,538,044 shares of our common stock were distributed to Oil States stockholders in connection with the Spin-Off. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed these shares to be outstanding as of the beginning of each period prior to the separation presented in the calculation of weighted-average shares. In addition, we have assumed the dilutive securities outstanding at May 30, 2014 were also outstanding for each of the periods prior to the Spin-Off presented. Our calculation of diluted earnings per share excludes 36,737 and 43,434 shares issuable pursuant to outstanding stock options, for the three and nine months ended September 30, 2014, respectively, due to their antidilutive effect.

The calculation of earnings per share attributable to the Company is presented below for the periods indicated (in thousands, except per share amounts):

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Basic Earnings per Share
Net income attributable to Civeo	$32,403	$39,641	$82,591	$136,423
Less: undistributed net income to participating securities	(173)	(162)	(385)	(557)
Net income attributable to Civeo’s common stockholders - basic	$32,230	$39,479	$82,206	$135,866

Weighted average common shares outstanding - basic	106,311	106,293	106,300	106,293

Basic earnings per share	$0.30	$0.37	$0.77	$1.28

Diluted Earnings per Share
Net income attributable to Civeo’s common stockholders - basic	$32,230	$39,479	$82,206	$135,866
Less: undistributed net income to participating securities	--	--	--	1
Net income attributable to Civeo’s common stockholders - diluted	$32,230	$39,479	$82,206	$135,867

Weighted average common shares outstanding - basic	106,311	106,293	106,300	106,293
Effect of dilutive securities	184	167	174	167
Weighted average common shares outstanding - diluted	106,495	106,460	106,474	106,460

Diluted earnings per share	$0.30	$0.37	$0.77	$1.28

6.	GOODWILL

Changes in the carrying amount of goodwill for the nine month period ended September 30, 2014 are as follows (in thousands):

	Canadian	Australian	U.S.	Total
Balance as of December 31, 2013	$49,485	$194,939	$16,632	$261,056
Foreign currency translation	(1,560)	(4,213)	--	(5,773)
Balance as of September 30, 2014	$47,925	$190,726	$16,632	$255,283

7.	DEBT

As of September 30, 2014 and December 31, 2013, long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
U.S. term loan, which matures on May 28, 2019, of $775.0 million; 1.25% of aggregate principal repayable per quarter beginning September 30, 2015; weighted average interest rate of 2.4% for the nine month period ended September 30, 2014	$775,000	$--
U.S. revolving credit facility, which matures on May 28, 2019, with available commitments up to $450.0 million; no borrowings outstanding during the nine month period ended September 30, 2014	--	--
Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; no borrowings outstanding during the nine month period ended September 30, 2014	--	--
Australian revolving credit facility, which matures May 28, 2019, with available commitments up to $100.0 million; no borrowings outstanding during the nine month period ended September 30, 2014	--	--
Affiliate debt with Oil States	--	335,171
Total debt	775,000	335,171
Less: Current portion of long-term debt	9,687	--
Long-term debt, less current maturities	$765,313	$335,171

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

Interest expense on the consolidated statements of income is net of capitalized interest of $0.8 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively. Interest expense on the consolidated statements of income is net of capitalized interest of $2.1 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively.

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

On May 28, 2014, we entered into (i) a $650.0 million, 5-year revolving credit facility which is allocated as follows: (A) a $450.0 million senior secured revolving credit facility in favor of Civeo, as borrower (the U.S. facility), (B) a $100.0 million senior secured revolving credit facility in favor of certain of our Canadian subsidiaries, as borrowers (the Canadian facility), and (C) a $100.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower (the Australian facility), and (ii) a $775.0 million, 5-year term loan facility in favor of Civeo (collectively, the Credit Agreement). U.S. Dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 1.75% to 2.75%, or a base rate plus 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Credit Agreement). Canadian Dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to CDOR (as defined in the Credit Agreement) plus a margin of 1.75% to 2.75%, or a base rate plus a margin of 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Credit Agreement). Australian Dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to BBSY (as defined in the Credit Agreement) plus a margin of 1.75% to 2.75%, based on a ratio of our total leverage to EBITDA (as defined in the Credit Agreement). We paid certain customary fees with respect to the Credit Agreement. We have 15 lenders in our Credit Agreement with commitments ranging from $20 million to $195 million. As of September 30, 2014, we had outstanding letters of credit of $0.7 million under the U.S facility and $5.9 million under the Canadian facility.

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

In addition to the Credit Agreement, we have an A$30 million line of credit facility, which matures December 10, 2015. There were no borrowings or letters of credit outstanding under this facility during the nine month period ended September 30, 2014.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

8.	INCOME TAXES

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.

Our income tax expense for the nine months ended September 30, 2014 totaled $16.4 million, or 16.4% of pretax income, compared to income tax expense of $43.3 million, or 24.0% of pretax income, for the nine months ended September 30, 2013. Our income tax expense for the three months ended September 30, 2014 totaled $9.0 million, or 21.6% of pretax income, compared to income tax expense of $11.4 million, or 22.2% of pretax income, for the three months ended September 30, 2013. Generally, our effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates. The decrease in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions. In addition, the effective tax rate was reduced due to changes in our corporate structure, including the contribution by Oil States of our affiliate debt (as further described in Note 13 – Related Party Transactions).

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

Our accumulated other comprehensive loss increased $58.7 million from a $60.0 million accumulated loss at December 31, 2013 to a $118.7 million accumulated loss at September 30, 2014, as a result of foreign currency exchange rate differences. Changes in the other comprehensive loss during the first nine months of 2014 were primarily driven by the Australian dollar and Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$1.0 billion and A$983 million, respectively, at September 30, 2014.

11.	STOCK BASED COMPENSATION

Prior to the Spin-Off, certain employees of Civeo participated in Oil States’ Equity Participation Plan (the Oil States Plan). The expense associated with these employees is reflected in the accompanying consolidated income statements. Effective May 30, 2014, our employees and non-employee directors began participating in the 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes the Board of Directors to grant options, awards of restricted stock, performance awards, dividend equivalents, awards of deferred stock, and stock payments to our employees and non-employee directors. No more than 4.0 million shares of Civeo common stock may be awarded under the Civeo Plan.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

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

Outstanding Awards

Stock Options. A total of 120,799 Oil States stock options were converted to 554,738 Civeo stock options at May 30, 2014. Compensation expense associated with stock options recognized in the three month periods ended September 30, 2014 and 2013 totaled $0.2 million and $0.2 million, respectively. Compensation expense associated with stock options recognized in the nine month periods ended September 30, 2014 and 2013 totaled $0.5 million and $1.0 million, respectively.

At September 30, 2014, unrecognized compensation cost related to stock options was $0.7 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock Awards. A total of 94,936 unvested Oil States restricted stock awards were converted to 435,999 unvested Civeo restricted stock awards at May 30, 2014. Included in this total were 20,000 Oil States performance based restricted stock awards, which vested in an amount that depended on Oil States’ achievement of specified performance objectives. In conjunction with the Spin-Off transaction, the awards were cancelled and the holders were granted 91,848 unvested Civeo restricted stock awards, of which half vest in February 2015 and the other half vest in February 2016.

On May 30, 2014, we granted 149,256 restricted stock awards. 37,947 of the awards vest on the earlier of the Company’s 2015 shareholder meeting or May 30, 2015 and the remaining 111,309 vest in four equal annual installments beginning on May 30, 2015. On July 25, 2014, we granted 4,926 restricted stock awards, which vest on the earlier of the Company’s 2015 shareholder meeting or July 25, 2015.

Compensation expense associated with restricted stock awards recognized in the three month periods ended September 30, 2014 and 2013 totaled $1.1 million and $0.3 million, respectively. Compensation expense associated with restricted stock awards recognized in the nine month periods ended September 30, 2014 and 2013 totaled $2.9 million and $1.0 million, respectively. The total fair value of restricted stock awards that vested during the three months ended September 30, 2014 and 2013 was de minimis. The total fair value of restricted stock awards that vested during the nine months ended September 30, 2014 and 2013 was $2.5 million and $0.9 million, respectively.

At September 30, 2014, unrecognized compensation cost related to restricted stock awards was $8.5 million, which is expected to be recognized over a weighted average period of 3.0 years.

Phantom Share Awards. A total of 123,183 awards granted under the Canadian Long-Term Incentive Plan were converted to 565,706 units that entitle the recipient to a lump sum cash payment equal to the fair market value of a share of Civeo’s common stock on the respective vesting date. These awards are accounted for as a liability that is remeasured at each reporting date until paid.

On May 30, 2014, we granted 4,337 phantom stock awards, all of which vest in three equal annual installments beginning on May 30, 2015. Because of the decline in our stock price from June 30, 2014 to September 30, 2014, and because we remeasure these awards at each reporting date, we recognized income of $0.3 million on the phantom shares for the three month period ended September 30, 2014 compared with compensation expense associated with phantom shares recognized in the three month periods ended September 30, 2013 totaling $1.1 million. Compensation expense associated with phantom shares recognized in the nine month periods ended September 30, 2014 and 2013 totaled $5.1 million and $2.9 million, respectively.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

At September 30, 2014, unrecognized compensation cost related to phantom shares was $3.7 million, as remeasured at September 30, 2014, which is expected to be recognized over a weighted average period of 1.9 years.

12.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canadian, Australian and U.S., which represent our strategic focus on work force accommodations.

Financial information by business segment for each of the three and nine months ended September 30, 2014 and 2013 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2014
Canada	$174,111	$--	$174,111	$24,210	$43,277	$55,563	$1,056,435
Australia	54,000		54,000	16,451	10,520	7,052	900,423
United States	24,896	(9,742)	15,154	5,107	(1,236)	3,979	195,725
Corporate, stand-alone adjustments and eliminations	(9,742)	9,742	--	(10)	(6,564)	36	35,536
Total	$243,265	$--	$243,265	$45,758	$45,997	$66,630	$2,188,119

Three months ended September 30, 2013
Canada	$168,017	$(810)	$167,207	$21,939	$39,553	$35,689	$963,496
Australia	59,738		59,738	15,730	17,591	22,919	919,315
United States	22,833	(4,679)	18,154	4,380	(1,596)	15,982	212,961
Corporate, stand-alone adjustments and eliminations	(5,489)	5,489	--	(38)	(2,164)	(401)	1,508
Total	$245,099	$--	$245,099	$42,011	$53,384	$74,189	$2,097,280

Nine months ended September 30, 2014
Canada	$511,219	$(305)	$510,914	$65,551	$110,743	$187,397	$1,056,435
Australia	163,847		163,847	47,537	26,158	14,632	900,423
United States	97,581	(49,145)	48,436	14,756	(6,664)	9,661	195,725
Corporate, stand-alone adjustments and eliminations	(49,450)	49,450	--	(74)	(15,154)	(3,393)	35,536
Total	$723,197	$--	$723,197	$127,770	$115,083	$208,297	$2,188,119

Nine months ended September 30, 2013
Canada	$539,401	$(3,591)	$535,810	$62,775	$145,827	$126,473	$963,496
Australia	191,510		191,510	49,435	54,684	62,508	919,315
United States	70,487	(15,180)	55,307	12,408	1,407	47,501	212,961
Corporate, stand-alone adjustments and eliminations	(18,771)	18,771	--	(108)	(6,141)	(1,688)	1,508
Total	$782,627	$--	$782,627	$124,510	$195,777	$234,794	$2,097,280

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

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

The Transition Services Agreement sets forth the terms on which Oil States will provide to us, and we will provide to Oil States, on a temporary basis, certain services or functions that the companies historically have shared. Transition services provided to us by Oil States may include administrative, payroll, legal, human resources, data processing, financial audit support, financial transaction support, and other support services, information technology systems and various other corporate services. Transition services provided to Oil States by us may include information technology systems, financial audit support, tax support and other corporate services. The agreement provides for the provision of specified transition services, generally for a period of up to nine months from the date of the Spin-Off, with a possible extension of 1 month (an aggregate of 10 months) at a predetermined fee based on estimated cost to Oil States.  We incurred costs under the Transition Services Agreement totaling $0.6 million and $0.8 million during the three and nine months ended September 30, 2014.

Parent Company Services Provided and Corporate Allocations

Prior to the Spin-Off, Oil States provided services to and funded certain expenditures of Civeo. The most significant of these services and expenditures were: (1) funding expenditures to settle domestic accounts payable; (2) funding and processing of domestic payroll; (3) share-based compensation; and (4) certain transaction-related expenditures. The consolidated financial statements of Civeo reflect these expenditures. During the three months ended September 30, 2014 and 2013, zero and $34.4 million, respectively, of expenditures for services received from Oil States or funding for expenditures provided by Oil States were included in the consolidated financial statements. During the nine months ended September 30, 2014 and 2013, $41.7 million and $98.1 million, respectively, of expenditures for services received from Oil States or funding for expenditures provided by Oil States were included in the consolidated financial statements.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

Prior to the Spin-Off, the consolidated statements of income also include general corporate expense allocations, which include costs incurred by Oil States for certain corporate functions such as executive management, finance, information technology, tax, internal audit, risk management, legal, human resources and treasury. During the three months ended September 30, 2014 and 2013, we were allocated zero and $1.6 million, respectively, in respect of these corporate expenses which are included within selling, general and administrative expenses in the consolidated statements of income. During the nine months ended September 30, 2014 and 2013, we were allocated $2.8 million and $4.3 million, respectively, in respect of these corporate expenses which are included within selling, general and administrative expenses in the consolidated statements of income.

Oil States Net Investment

Net transfers to Oil States are included within Oil States net investment on the consolidated balance sheets. The components of the change in Oil States net investment for the nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	2014	2013
Cash transfers and general financing activities	$(13,255)	$4,568
Services received or funding for expenditures	41,725	98,078
Corporate allocations, including income tax provision (1)	3,950	3,325
Net increase in Oil States net investment	$32,420	$105,971

________________

(1)

Corporate allocations includes the general corporate expense allocations of $2.8 million and $4.3 million for the nine months ended September 30, 2014 and 2013, respectively, the impact of the income tax provision, the allocation of corporate insurance premiums, and the attribution of certain assets and liabilities that have historically been held at the Oil States corporate level, but which are specifically identifiable or otherwise allocable to us. The attributed assets and liabilities are included in Civeo’s consolidated balance sheets.

Supplemental Cash Flow Information

In accordance with the Separation and Distribution Agreement, our affiliate debt with Oil States, which totaled approximately $336.8 million as of May 30, 2014, including accrued interest, was settled through a non-cash capital contribution.

14.	DIVIDENDS

On August 29, 2014, we paid a quarterly cash dividend of $0.13 per share of common stock. The total cash payment was $13.9 million.

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

In connection with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million. For further discussion, please see “Liquidity and Capital Resources” below and Note 7 – Debt to the accompanying consolidated financial statements.

Redomiciling to Canada

On September 29, 2014, we announced our plan to redomicile the Company to Canada. We expect to execute a “self-directed redomiciling” of the Company as permitted under the U.S. Internal Revenue Code. U.S. federal income tax laws permit a company to change its domicile to a foreign jurisdiction without corporate-level U.S. federal income taxes provided that such company has “substantial business activity” in the relevant jurisdiction. “Substantial business activity” is defined as foreign operations consisting of over 25% of a company’s total (i) revenues, (ii) assets, (iii) employees and (iv) employee compensation. With approximately 50% or more of our operations in Canada based on these metrics, we believe we will qualify for a self-directed redomiciling. We expect to complete the migration in the second or third quarter of 2015. There is no assurance that we will be able to complete the migration in a timely manner or at all, and if completed, we may not achieve the expected benefits.

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

All financial information presented after the Spin-Off represents the consolidated results of operation, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of income and comprehensive income for the three months ended September 30, 2014 consist entirely of the consolidated results of Civeo. Our consolidated statements of income and comprehensive income for the nine months ended September 30, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the four months ended September 30, 2014. Our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2013 consist entirely of the combined results of the Oil States’ Accommodations business.

●

Our consolidated balance sheet at September 30, 2014 consists of the consolidated balances of Civeo, while at December 31, 2013, it consists entirely of the combined balances of the Oil States’ Accommodations business.

●

Our consolidated statements of cash flows and changes in stockholders’ equity / net investment for the nine months ended September 30, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the four months ended September 30, 2014. Our consolidated statements of cash flows and changes in stockholders’ equity / net investment for the nine months ended September 30, 2013 consist entirely of the combined results of the Oil States’ Accommodations business.

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

The consolidated financial statements for periods prior to the Spin-Off included expense allocations for: (1) certain corporate functions historically provided by Oil States, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services; (2) certain employee benefits and incentives; and (3) equity-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Oil States personnel, a pro-rata basis of headcount or other relevant measures of Oil States and its subsidiaries. We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the Spin-Off, Civeo is performing these functions using its own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by Oil States under a Transition Services Agreement, which extends for a period of up to nine months, depending on the service being provided. See Note 13 – Related Party Transactions to the accompanying consolidated financial statements.

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

In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands accommodations’ customers.   Pricing for WCS is driven by several factors.  A significant factor affecting WCS pricing is the underlying price for West Texas Intermediate (WTI).  As WTI prices recovered from the global financial crisis from 2009 through 2013, WCS prices also increased.  Another significant factor affecting WCS pricing has been the availability of transportation infrastructure.  Historically, WCS has traded at a discount to WTI, creating a “WCS Basis Differential,” due to transportation costs and limited capacity to move growing Canadian heavy oil production to refineries, primarily in the U.S. Gulf Coast.  Depending on the extent of pipeline capacity availability, the WCS Basis Differential has varied.  With the increase in global oil prices and increased transportation capacity from the oil sands region due to rail and barge alternatives, the absolute price of WCS increased and the WCS Basis Differential has slightly decreased.

Recently, particularly in September 2014 and continuing into the fourth quarter 2014, global oil prices have significantly declined, primarily due to concerns over the economic growth rate in China, the overall economic health of Europe and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply has also negatively impacted pricing, including increased U.S. shale oil. With falling Brent Crude and WTI oil prices, WCS has also fallen. WCS prices in the third quarter of 2014 averaged $78.69 per barrel compared to $83.78 per barrel in the second quarter of 2014.  However, the WCS Basis Differential narrowed from $21.00 per barrel at the end of the second quarter of 2014 to $14.25 per barrel by the end of the third quarter of 2014, due to increased demand from U.S. refineries, a continued increase in crude by rail volumes and a number of pipeline capacity improvements and expansion projects.  As of November 4, 2014, the WCS price was $61.13 and the WCS Basis Differential was $16.06.

Given the historical volatility of WTI crude prices and the WCS Basis Differential, there remains a risk that prices in the oil sands could continue to deteriorate going forward. Additionally, if the discount between WCS crude prices and WTI crude prices widens, our oil sands customers may have an incentive to delay additional investments in their oil sands assets. Alternatively, if the global supply of oil and global inventory levels were to decrease due to government instability in a major oil-producing nation and energy demand continues to increase in countries such as China, India and the U.S., we could see increases in WTI crude prices which, coupled with an improvement in takeaway capacity from the oil sands, could improve WCS pricing. This, in turn, could lead to our oil sands customers increasing their investments in oil sands production.

Our Australian villages in the Bowen Basin primarily serve coal mines in that region.  Met coal pricing and growth in production in the Bowen Basin region is influenced by levels of global steel production.  Growth in worldwide steel demand has decreased from 3.8% in 2013 to 2.0% in 2014. Furthermore, because Chinese steel production has been growing at a slower pace than that experienced in 2011 and early 2012, Chinese demand for imported steel inputs such as met coal and iron ore continued to decrease during the third quarter of 2014 compared to the third quarter of 2013. Because of this, coupled with the fact that Australian met coal output has increased 12% during 2014 compared to 2013, met coal prices have decreased materially from over $160/metric ton at the beginning of 2013 to approximately $120/metric ton at the end of the third quarter of 2014.  Depressed met coal prices have led to the implementation of cost control measures by our customers, some coal mine closures and delays in the start-up of new coal mining projects in Australia.  A continued depressed met coal price will impact our customers’ future capital spending programs.  However, steel consumption per capita in China is less than one-third of the amount installed in the U.S. economy, suggesting a favorable outlook for Chinese steel production and met coal demand over a longer time horizon.

Natural gas and WTI crude oil prices, discussed above, have an impact on the demand for our U.S. accommodations. Prices for natural gas in the U.S. averaged $3.95 per mcf in the third quarter of 2014, an 11% increase over the third quarter 2013 average price.  U.S. natural gas production has outpaced demand recently, which has caused prices to continue to be weak relative to prices experienced in 2006 through 2008 and weaker prices are expected to continue. At these levels, it is uneconomic to increase development in several domestic, gas-focused basins. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
			Hard
	WTI	WCS	Coking Coal	Henry Hub
Quarter	Crude	Crude	(Met Coal)	Natural Gas
ended	(per bbl)	(per bbl)	(per ton)	(per mcf)
9/30/2014	$97.60	$78.69	$120.00	$3.95
6/30/2014	103.06	83.78	120.00	4.58
3/31/2014	98.68	77.76	143.00	5.18
12/31/2013	97.50	66.34	152.00	3.85
9/30/2013	105.83	83.10	145.00	3.55
6/30/2013	94.05	77.48	172.00	4.02
3/31/2013	94.33	66.86	165.00	3.49
12/31/2012	88.01	61.34	170.00	3.40
9/30/2012	92.17	76.75	225.00	2.88
6/30/2012	93.38	73.53	210.00	2.29
3/31/2012	102.85	75.82	235.00	2.44
12/31/2011	94.03	81.56	285.00	3.32

__________

(1)     Source: WTI crude and natural gas prices from U.S. Energy Information Administration (EIA) and WCS crude prices and Seaborne hard coking coal contract price from Bloomberg.

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

Announcements of certain new and expanded oil sands projects can create the opportunity to extend existing accommodations contracts and incremental contracts for us in Canada. For example, we were awarded a three-year contract in January 2014 to provide accommodations in support of a new oil sand mining project. We will serve this client at our new McClelland Lake Lodge, which began operations in the second quarter of 2014 and will have 1,997 rooms by year end.

 With lingering concerns about take-away capacity out of the oil sands region, lower oil prices and continued high costs including labor costs, the current outlook for oil sands activity has deteriorated for the fourth quarter of 2014 and the full year 2015. Project delays and cancellations continued with recent cancellations by Total, StatOil, Husky and the Korean National Oil Company. Although we are currently the primary third-party accommodations provider for the two major construction projects in the oil sands region, Suncor’s Fort Hills project and Imperial Oil’s Kearl Project, outlook for additional major oil sands construction projects is limited. Oil sands operators are looking to reduce their costs and focus their spending on sustaining capital projects, limiting the demand for accommodations like we provide. As a result, we are expecting materially lower revenues and earnings from our Canadian operations in the fourth quarter of 2014 and the full year 2015. Additionally, if oil prices remain at current levels, or continue to decline, throughout the fourth quarter 2014, the resulting impact could negatively affect the value of our long-lived assets, including goodwill.

We expanded our Australian room capacity in 2012 and 2013 to meet increasing demand, notably in the Bowen Basin in Queensland and in the Gunnedah Basin in New South Wales to support coal production, and in Western Australia to support LNG and other energy-related projects. In early 2013, a confluence of low met coal pricing, additional carbon and mining taxes on our Australian accommodations customers and several years of cost inflation caused several of our customers to curtail production from higher cost mines and delay or materially reduce their growth plans. This has negatively affected our ability to expand our room count and has led to a decrease in occupancy levels. It has also caused one of our customers to reduce their forward room commitments in return for contract amendment payments beginning in March 2014, which is being recognized as additional revenue on a straight-line basis over the remaining life of the customer contracts. Despite the recent repeal of carbon and mining taxes, continued concerns about China’s economy, which significantly influences the global demand for steel, and therefore, met coal, the outlook for met coal demand continues to be negative. As a result, we expect our Australian business to experience low occupancy levels for the fourth quarter of 2014 continuing into 2015.

Exchange rates between the U.S. dollar and the Canadian dollar and between the U.S. dollar and the Australian dollar influence our U.S. reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.91 for the first nine months of 2014 compared to U.S. $0.98 for the first nine months of 2013, a decrease of approximately 7%. The Australian dollar was valued at an average exchange rate of U.S. $0.92 for the first nine months of 2014 compared to U.S. $0.98 for the first nine months of 2013, a decrease of approximately 6%. This weakening of the Canadian and Australian dollars has and may continue to have a proportionately negative impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business. We currently expect that our 2014 capital expenditures will total approximately $280 million to $300 million, compared to 2013 capital expenditures of $292 million. Please see “Liquidity and Capital Resources” below for further discussion of 2014 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three- and nine-month period ended September 30, 2014, is based on a comparison with the corresponding period of 2013.

Results of Operations – Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	THREE MONTHS ENDED SEPTEMBER 30,
	2014	2013	Change
	($ in thousands)
Revenues
Canada	$174,111	$167,207	$6,904
Australia	54,000	59,738	(5,738)
United States and other	15,154	18,154	(3,000)
Total revenues	243,265	245,099	(1,834)
Costs and expenses
Cost of sales and services
Canada	102,720	96,410	6,310
Australia	22,704	22,039	665
United States and other	11,677	13,677	(2,000)
Total cost of sales and services	137,101	132,126	4,975
Selling, general and administrative expenses	13,216	17,212	(3,996)
Spin-off and formation costs	1,028	--	1,028
Depreciation and amortization expense	45,758	42,011	3,747
Other operating expense (income)	165	366	(201)
Total costs and expenses	197,268	191,715	5,553
Operating income	45,997	53,384	(7,387)

Interest expense and income, net	(4,287)	(5,208)	921
Other income	64	3,236	(3,172)
Income before income taxes	41,774	51,412	(9,638)
Income tax provision	(9,011)	(11,418)	2,407
Net income	32,763	39,994	(7,231)
Less: Net income attributable to noncontrolling interest	360	353	7
Net income attributable to Civeo	$32,403	$39,641	$(7,238)

We reported net income attributable to Civeo for the quarter ended September 30, 2014 of $32.4 million, or $0.30 per diluted share. These results compare to net income attributable to Civeo for the quarter ended September 30, 2013 of $39.6 million, or $0.37 per diluted share.

Revenues. Consolidated revenues decreased $1.8 million, or less than one percent, in the third quarter of 2014 compared to the third quarter of 2013. This decline was largely driven by decreases in Australia, due to lower revenue per available room (“RevPAR”) and occupancy, offset by increases in Canada, due to an increase in average available rooms and higher mobile, open camp and product revenue, as further described in the segment discussion below.

Cost of Sales and Services. Our consolidated cost of sales increased $5.0 million, or 4%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to increases in average available rooms and product costs in Canada, offset by decreases in the United States, due to lower fabrication sales. Please see further description in segment discussion below.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense decreased $4.0 million, or 23%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to a $2.0 million refund of surplus medical premiums from our Canadian medical benefits provider based on lower experience ratings, a recovery of previously reserved receivables of approximately $1.4 million, reduced bonus accruals for 2014 compared to 2013 and lower compensation expense associated with phantom share awards. Because of the decline in our stock price from June 30, 2014 to September 30, 2014, and because we remeasure these awards at each reporting date, we recognized income of $0.3 million on the phantom shares in the three month period ended September 30, 2014 compared to expense of $1.1 million in the three month period ended September 30, 2013. These items were offset by an increase of approximately $2.8 million related to costs associated with being a publicly traded company.

Spin-Off and Formation Costs. Spin-off and formation costs of $1.0 million relate to transition costs incurred during the third quarter of 2014 associated with becoming a stand-alone company.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.7 million, or 9%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to capital expenditures made during the last twelve months largely related to investments in our Canadian segment.

Operating Income. Consolidated operating income decreased $7.4 million, or 14%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to lower contracted rates in Canada, lower occupancy levels in Australia and lower utilization in the U.S., partially offset by the increase in average available rooms in Canada.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, decreased by $0.9 million, or 18%, in the third quarter of 2014 compared to the third quarter of 2013 primarily due to increased interest income as a result of higher cash balances during the third quarter of 2014 compared to 2013. Interest expense associated with the new credit facility in 2014 was offset by interest expense associated with the affiliate debt in 2013.

Income Tax Provision. Our income tax expense for the three months ended September 30, 2014 totaled $9.0 million, or 21.6% of pretax income, compared to income tax expense of $11.4 million, or 22.2% of pretax income, for the three months ended September 30, 2013. Generally, our effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates. The decrease in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions. In addition, the effective tax rate was reduced due to changes in our corporate structure, including the contribution by Oil States of our affiliate debt (as further described in Note 13 – Related Party Transactions).

Other Comprehensive Income (Loss). Other comprehensive loss increased $140.1 million in the third quarter of 2014 compared to the third quarter of 2013 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 5% in the third quarter of 2014 compared to a 2% increase in the third quarter of 2013. The Australian dollar exchange rate compared to the U.S. dollar decreased 7% in the third quarter of 2014 compared to a 2% increase in the third quarter of 2013.

Segment Results of Operations – Canadian Segment

	THREE MONTHS ENDED SEPTEMBER 30,
	2014	2013	Change
Revenues ($ in thousands)
Lodge revenue (1)	$134,600	$139,357	$(4,757)
Mobile, open camp and product revenue	39,511	27,850	11,661
Total revenues	$174,111	$167,207	$6,904

Cost of sales and services ($ in thousands)	$102,720	$96,410	$6,310

Gross margin as a % of revenues	41.0%	42.3%	(1.3% )

Average Available Lodge Rooms (2)	13,067	11,799	1,268

RevPAR for Lodges (3)	$112	$128	$(16)

Occupancy in Lodges (4)	84%	92%	(8% )

Canadian dollar to US dollar	$0.918	$0.963	$(0.045)

__________________
(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as lodge revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in the third quarter of 2014 that were $6.9 million, or 4%, higher than the third quarter of 2013. The weakening of the Canadian dollar relative to the U.S. dollar by 5% in the third quarter of 2014 compared to the third quarter of 2013 resulted in an $8.5 million year-over-year reduction in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced a 1% increase in lodge revenues primarily due to an 11% increase year-over-year in average available rooms, partially offset by an 8% year-over-year decrease in RevPAR largely related to lower room rates and the shutdown of Lakeside Lodge during the second quarter of 2014. Mobile, open camp and product revenue was favorably impacted by increased activity at Pebble Beach and Marianna and a pipeline related contract camp. Finally, the completion of a wastewater treatment plant resulted in the recognition of approximately $4.0 million in product revenue in 2014. Similar product revenue was not recognized in 2013. Overall, Canadian product sales were $7.8 million in the third quarter of 2014 compared to $2.0 million in the third quarter of 2013.

Our Canadian segment cost of sales and services increased $6.3 million, or 7%, in the third quarter of 2014 compared to the third quarter of 2013. This increase was driven by the increase in revenue discussed above, including approximately $4.2 million in costs associated with the completion of a wastewater treatment plant. This was partially offset by the weakening of the Canadian dollar relative to the U.S. dollar by 5%, which resulted in a $5.0 million year-over-year reduction in cost of sales.

Our Canadian segment gross margin as a percentage of revenues decreased from 42% in the third quarter of 2013 to 41% in the third quarter of 2014 primarily due to lower contracted room rates. Canadian product sales generated a $0.5 million loss in the third quarter of 2014, including a $0.2 million loss on the wastewater treatment plant noted above, compared to a $0.1 million profit in the third quarter of 2013.

Segment Results of Operations – Australian Segment

	THREE MONTHS ENDED SEPTEMBER 30,
	2014	2013	Change
Revenues ($ in thousands)
Village revenue (1)	$54,000	$59,738	$(5,738)

Cost of sales ($ in thousands)	$22,704	$22,039	$665

Gross margin as a % of revenues	58.0%	63.1%	(5.1%	)

Average Available Village Rooms (2)	9,269	9,116	153

RevPAR for Villages (3)	$63	$71	$(8)

Occupancy in Villages (4)	65%	80%	(15%	)

Australian dollar to US dollar	$0.924	$0.917	$0.007

__________________
(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as village revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Australian segment reported revenues in the third quarter of 2014 that were $5.7 million, or 10%, lower than the third quarter of 2013. The strengthening of the average exchange rates for Australian dollars relative to the U.S. dollar by 1% in the third quarter of 2014 compared to the third quarter of 2013 resulted in a $0.5 million year-over-year increase in revenues. Village revenues in the third quarter of 2014 were negatively impacted by lower occupancy levels compared to the third quarter of 2013, primarily as a result of the continued slowdown in mining activity, partially offset by the contributions of Boggabri Village, which commenced operations late in the third quarter 2013.

Our Australian segment cost of sales increased by $0.7 million in the third quarter of 2014 compared to the third quarter of 2013. The strengthening of the Australian dollar was more than offset by the increased costs of the Boggabri Village, which commenced operations late in the third quarter 2013.

Our Australian segment gross margin as a percentage of revenues declined from 63% in the third quarter of 2013 to 58% in the third quarter of 2014. The decline is largely due to the continued slowdown in mining activity, driving lower occupancy levels.

Segment Results of Operations – United States Segment

	THREE MONTHS ENDED SEPTEMBER 30,
	2014	2013	Change

Revenues ($ in thousands)	$15,154	$18,154	$(3,000)

Cost of sales ($ in thousands)	$11,677	$13,677	$(2,000)

Gross margin as a % of revenues	22.9%	24.7%	(1.8% )

Our United States segment reported revenues in the third quarter of 2014 of $15.2 million, which were $3.0 million, or 17%, lower than the third quarter of 2013. Mobile camp revenues in the third quarter of 2014 were negatively impacted by lower occupancy levels and pricing compared to the third quarter of 2013, primarily as a result of increased competition, but were positively affected by the addition of two new lodges, only one of which was operating in the third quarter of 2013. Additionally, our offshore fabrication sales were down approximately $2.0 million due to a significant project recognized in 2013 that was not repeated in 2014.

Our United States cost of sales decreased $2.0 million, or 15%, in the third quarter of 2014 compared to the third quarter of 2013. The decrease was driven by the lower occupancy levels and lower fabrication sales noted above.

Our United States segment gross margin as a percentage of revenues decreased from 25% in the third quarter of 2013 to 23% in the third quarter of 2014 primarily due to lower rates and occupancy levels in the United States.

Consolidated Results of Operations – Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	Change
	($ in thousands)
Revenues
Canada	$510,914	$535,810	$(24,896)
Australia	163,847	191,510	(27,663)
United States and other	48,436	55,307	(6,871)
Total revenues	723,197	782,627	(59,430)
Costs and expenses
Cost of sales and services
Canada	308,988	301,819	7,169
Australia	68,682	73,381	(4,699)
United States and other	36,246	39,968	(3,722)
Total cost of sales and services	413,916	415,168	(1,252)
Selling, general and administrative expenses	51,069	50,377	692
Spin-off and formation costs	3,497	--	3,497
Depreciation and amortization expense	127,770	124,510	3,260
Impairment expense	11,610	--	11,610
Other operating expense (income)	252	(3,205)	3,457
Total costs and expenses	608,114	586,850	21,264
Operating income	115,083	195,777	(80,694)

Interest expense and income, net	(16,039)	(18,778)	2,739
Other income	1,011	3,838	(2,827)
Income before income taxes	100,055	180,837	(80,782)
Income tax provision	(16,411)	(43,350)	26,939
Net income	83,644	137,487	(53,843)
Less: Net income attributable to noncontrolling interest	1,053	1,064	(11)
Net income attributable to Civeo	$82,591	$136,423	$(53,832)

We reported net income attributable to Civeo for the nine months ended September 30, 2014 of $82.6 million, or $0.77 per diluted share. As further discussed in Impairment expense and Interest expense and income, net, below, net income included $12.0 million of after-tax charges, or $0.12 per diluted share, resulting from the Spin-Off. In addition, we also incurred pre-tax severance costs of $4.1 million ($3.4 million after-tax), or $0.03 per diluted share after-tax, included in Selling, general and administrative expenses below and impairment costs of $2.6 million ($2.2 million after-tax), or $0.02 per diluted share after-tax, included in Impairment expense below. These results compare to net income attributable to Civeo for the nine months ended September 30, 2013 of $136.4 million, or $1.28 per diluted share, including a pre-tax gain of $4.0 million ($3.0 million after-tax), or $0.03 per diluted share after-tax from a decrease to a liability associated with contingent acquisition consideration. 2013 net income also included $1.2 million, or $0.01 per diluted share after-tax, of losses incurred on extinguishment of debt.

Revenues. Consolidated revenues decreased $59.4 million, or 8%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This decline was largely driven by decreases in Canada, due to weaker Canadian exchange rates, lower RevPAR and lower occupancy levels, partially offset by an increase in average available rooms in 2014 compared to 2013 and increased mobile, open camp and product revenue. In Australia, decreases were due to weaker Australian exchange rates and lower occupancy, as further described in the segment discussion below.

Cost of Sales and Service. Our consolidated cost of sales decreased $1.3 million, or less than one percent, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to lower variable costs related to lower occupancy in Australia and decreases in Australia and Canada due to exchange rate fluctuations, offset by increased room capacity and product costs in Canada. Please see further segment discussion below.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $0.7 million, or 1%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to severance costs associated with the termination of an executive totaling $4.1 million, of which approximately $2.4 million related to phantom share awards. SG&A expense also increased approximately $5.5 million due to costs incurred associated with being a publicly traded company. These items were offset by a $2.0 million refund of surplus medical premiums from our Canadian medical benefits provider based on lower experience ratings, a recovery of previously reserved receivables of approximately $1.4 million, lower expense of approximately $2.6 million due to weaker Australian and Canadian exchange rates, reduced bonus accruals for 2014 compared to 2013 and lower compensation expense associated with phantom share awards. Because of the decline in our stock price experienced during September 2014, and because we remeasure these awards at each reporting date, we recognized expense of $2.7 million on the phantom shares in the nine month period ended September 30, 2014 (exclusive of the $2.4 million noted above) compared to expense of $2.9 million in the nine month period ended September 30, 2013.

Spin-Off and Formation Costs. Spin-off and formation costs of $3.5 million relate to transition costs incurred associated with becoming a stand-alone company.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.3 million, or 3%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to capital expenditures made during the last twelve months largely related to investments in our Canadian segment. This was partially offset by lower depreciation expense in our Canadian and Australian segments due to the weakening of the average exchange rates for Canadian and Australian dollars relative to the U.S. dollar and the extension of a land lease for two of our Canadian lodges.

Impairment Expense. Impairment expense of $11.6 million in 2014 included a $9.0 million impairment of an intangible asset in Australia. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand was nil. Additionally, we recognized an impairment totaling $2.6 million on assets that are in the custody of non-paying customers in Mexico, and for which the return or reimbursement is unlikely.

Operating Income. Consolidated operating income decreased $80.7 million, or 41%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of lower contracted rates in Canada, lower occupancy levels in Australia and the U.S. and the impairment expense and severance costs discussed above, partially offset by the increase in average available rooms in 2014 compared to 2013.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, decreased by $2.7 million, or 15%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to the repayment of the Australian revolving credit facility and the Canadian term loan in the nine months ended September 30, 2013, as well as the settlement of the affiliate debt in conjunction with the Spin-Off. Five months of interest associated with the affiliate debt are reflected in the nine months ended September 30, 2014, compared to nine months in the nine months ended September 30, 2013. These items were partially offset by interest expense incurred in 2014 associated with the new credit facility as well as the write-off of $3.5 million debt issuance costs associated with the credit agreement that was terminated in conjunction with the Spin-Off. The Company wrote-off $1.2 million of debt issuance costs associated with the Canadian term loan repayment in 2013. Interest income increased as a result of higher cash balances during the nine months ended September 30, 2014 compared to 2013.

Income Tax Provision. Our income tax expense for the nine months ended September 30, 2014 totaled $16.4 million, or 16.4% of pretax income, compared to income tax expense of $43.3 million, or 24.0% of pretax income, for the nine months ended September 30, 2013. Generally, our effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates. The decrease in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions. In addition, the effective tax rate was reduced due to changes in our corporate structure, including the contribution by Oil States of our affiliate debt (as further described in Note 13 – Related Party Transactions).

Other Comprehensive Income (Loss). Other comprehensive loss decreased $52.1 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of foreign currency translation adjustments due to offsetting changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 5% in the nine months ended September 30, 2014 compared to a 3% decrease in the nine months ended September 30, 2013. The Australian dollar exchange rate compared to the U.S. dollar decreased 2% in the nine months ended September 30, 2014 compared to a 10% decrease in the nine months ended September 30, 2013.

Segment Results of Operations – Canadian Segment

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	Change
Revenues ($ in thousands)
Lodge revenue (1)	$379,700	$417,162	$(37,462)
Mobile, open camp and product revenue	131,214	118,648	12,566
Total revenues	$510,914	$535,810	$(24,896)

Cost of sales and services ($ in thousands)	$308,988	$301,819	$7,169

Gross margin as a % of revenues	39.5%	43.7%	(4.2% )

Average Available Lodge Rooms (2)	12,404	11,515	889

RevPAR for Lodges (3)	$112	$133	$(21)

Occupancy in Lodges (4)	86%	91%	(5% )

Canadian dollar to US dollar	$0.914	$0.977	$(0.063)

__________________
(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as lodge revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in the nine months ended September 30, 2014 that were $24.9 million, or 5%, lower than the nine months ended September 30, 2013. The weakening of the Canadian dollar relative to the U.S. dollar by 6% in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 resulted in a $35.7 million year-over-year reduction in revenues. In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced a 3% decline in lodge revenues primarily due to a 10% year-over-year decrease in RevPAR largely related to contracted room rate reductions. In addition, revenues were reduced by approximately $4.9 million due to a contract amendment. Lodge revenues in the nine months ended September 30, 2014 were positively affected by an 8% increase year-over-year in average available rooms. Mobile, open camp and product revenue was favorably impacted by increased activity at Pebble Beach and Marianna, revenue from a significant contract camp associated with a 2014 pipeline project, as well as the related demobilization fee recognized upon the completion of the project. Finally, the completion of a wastewater treatment plant resulted in the recognition of approximately $4.0 million in product revenue in 2014. Similar product revenue was not recognized in 2013. Overall, Canadian product sales were $21.0 million for the nine months ended September 30, 2014 compared to $6.9 million for the nine months ended September 30, 2013.

Our Canadian segment cost of sales and services increased $7.2 million, or 2% in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was driven by the increase in mobile, open camp and product revenue discussed above, including approximately $4.2 million in costs associated with the completion of a wastewater treatment plant. This was slightly offset by a decrease in cost of sales and services related to lodge revenues. Although revenue decreased due to lower contracted room rates, a corresponding decrease did not occur in costs of sales and services, as occupancy levels decreased to a lesser extent. However, the weakening of the average exchange rates resulted in a $21.5 million reduction in cost of sales.

Our Canadian segment gross margin as a percentage of revenues decreased from 44% in the nine months ended September 30, 2013 to 40% in the nine months ended September 30, 2014 primarily due to lower contracted room rates in Canada. In addition, Canadian product sales generated gross margin of $1.0 million and $1.7 million for the nine months ended September 30, 2014 and 2013, respectively.

Segment Results of Operations – Australian Segment

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	Change
Revenues ($ in thousands)
Village revenue (1)	$163,847	$191,510	$(27,663)

Cost of sales ($ in thousands)	$68,682	$73,381	$(4,699)

Gross margin as a % of revenues	58.1%	61.7%	(3.6% )

Average Available Village Rooms (2)	9,263	8,818	445

RevPAR for Villages (3)	$65	$80	$(15)

Occupancy in Villages (4)	69%	83%	(14% )

Australian dollar to US dollar	$0.918	$0.982	$(0.064)

__________________
(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as village revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Australian segment reported revenues in the nine months ended September 30, 2014 that were $27.7 million, or 14%, lower than the nine months ended September 30, 2013. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 7% in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 resulted in an $11.7 million year-over-year reduction in revenues. Village revenues in the nine months ended September 30, 2014 were also negatively impacted by lower occupancy levels compared to the nine months ended September 30, 2013, primarily as a result of lower met coal prices and the resultant slowdown in mining activity partially offset by the contributions of the Boggabri Village, which commenced operations late in the third quarter of 2013.

Our Australian segment cost of sales decreased $4.7 million, or 6%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was driven entirely by the weakening of the Australian dollar. Although lower occupancy levels were experienced in many of our villages, this was offset by the increased costs of the Boggabri Village, which commenced operations late in the third quarter 2013. Additionally, cost of sales was negatively impacted by increased repair and maintenance costs associated with a water treatment facility as well as higher development expenses.

Our Australian segment gross margin as a percentage of revenues declined from 62% in the nine months ended September 30, 2013 to 58% in the nine months ended September 30, 2014. This decrease was due to the continued slowdown in mining activity, driving lower occupancy levels.

Segment Results of Operations – United States Segment

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	Change

Revenue ($ in thousands)	$48,436	$55,307	$(6,871)

Cost of sales ($ in thousands)	$36,246	$39,968	$(3,722)

Gross margin as a % of revenues	25.2%	27.7%	(2.5% )

Our United States segment reported revenues in the nine months ended September 30, 2014 of $48.4 million, which were $6.9 million, or 12%, lower than the nine months ended September 30, 2013. Our offshore fabrication sales were down approximately $5.2 million, due to a significant project recognized in 2013 that was not repeated in 2014. Wellsite services and offshore rentals revenues were also down approximately $0.8 million and $2.8 million, respectively, due to reduced activity. These items were partially offset by an increase to mobile camp revenues of approximately $1.2 million resulting from the addition of two new lodges, which began operating in July and December 2013, respectively.

Our United States cost of sales decreased $3.7 million, or 9%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The decrease was driven by the reduced activity levels noted above.

Our United States segment gross margin as a percentage of revenues decreased from 28% in the nine months ended September 30, 2013 to 25% in the nine months ended September 30, 2014 primarily due to margin decreases in mobile and contract camps.

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

	U.S.	Canada	Australia (1)	Total
Borrowing capacity	$450,000	$100,000	$100,000	$650,000
Borrowings against revolver capacity	--	--	--	--
Outstanding letters of credit	(715)	(5,869)	--	(6,584)
Unused capacity	449,285	94,131	100,000	643,416
Cash and cash equivalents	35,837	101,706	104,271	241,814
Total available liquidity as of September 30, 2014	$485,122	$195,837	$204,271	$885,230

___________________
(1)	We also have an A$30 million line of credit facility. There were no borrowings or letters of credit outstanding under this facility as of September 30, 2014.

Cash totaling $208.3 million was provided by operations during the nine months ended September 30, 2014 compared to $263.8 million provided by operations during the nine months ended September 30, 2013. The decrease in operating cash flow in 2014 compared to 2013 was primarily due to lower occupancy levels in lodges and villages, and higher cash used by working capital. During the nine months ended September 30, 2014, $22.8 million was used for working capital, primarily due to increases in receivables in Canada. During the nine months ended September 30, 2013, $10.2 million was used for working capital, primarily due to $21 million in changes in taxes payable, largely in Canada, offset by $17 million in decreases in receivables, largely in Canada.

Cash was used in investing activities during the nine months ended September 30, 2014 in the amount of $206.7 million compared to cash used in investing activities during the nine months ended September 30, 2013 in the amount of $228.4 million. Capital expenditures totaled $208.3 million and $234.8 million during the nine months ended September 30, 2014 and 2013, respectively. Capital expenditures in both years consisted principally of construction and installation of assets for our lodges primarily in support of Canadian oil sands projects.

We expect our capital expenditures for the entire year will total approximately $280 million to $300 million, compared to 2013 capital expenditures of $292 million. The majority of the 2014 capital expenditures amount relates to room expansions in Canada, including the McClelland Lake Lodge in the Athabasca oil sands region. Whether planned expenditures will actually be spent in 2014 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, internally generated funds and borrowings under our new credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to the Company.

At September 30, 2014, we had cash totaling $206.0 million held by foreign subsidiaries, primarily in Canada and Australia, where we have assumed permanent reinvestment of earnings and have not recorded a U.S. tax liability upon the assumed repatriation of foreign earnings. Our intent is to utilize these cash balances for future investment outside the United States.

Net cash of $29.9 million was provided by financing activities during the nine months ended September 30, 2014, in part due to contributions from Oil States of $28.3 million. Borrowings of $775.0 million under our new term loan facility funded the cash distribution of $750.0 million to Oil States on May 28, 2014. Net cash of $27.0 million was used in financing activities during the nine months ended September 30, 2013, due to $130.7 million in repayments of the Australian revolving credit facility and the Canadian term loan offset by $103.6 million in net contributions from Oil States.

We believe that cash on hand, cash flow from operations and available borrowings under our new credit facility will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, an element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, such additional debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders. In addition, in some cases, we may incur costs to acquire land and/or construct assets prior to finalization of an accommodations contract with a customer. If the contract is delayed or not obtained, the resulting impact could result in an impairment of the related investment.

Our management team and board of directors are reviewing a number of opportunities for enhancing shareholder value, including the level of dividend payouts, and evaluating our business, operations, cost structure, capital structure, capital return and capital allocation policies. Going forward, we are committed to emphasize yield as the core component of our value proposition, including a high payout ratio to return to shareholders a substantial majority of our after-tax free cash flow (after maintenance capital expenditures), subject to compliance with the covenants in our Credit Agreement and applicable law.

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

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Credit Agreement) to consolidated interest expense. of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0.  Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges.   We expect to be in compliance with our debt covenants during the next 12 months. Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Obligations under the Credit Agreement are also guaranteed by our significant subsidiaries.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” contained in the Information Statement included in Amendment No. 5 to the Form 10. As of September 30, 2014, except for the settlement of affiliate debt to Oil States in connection with the Spin-Off and the incurrence of debt under our credit facilities as described above, there were no material changes to this disclosure regarding our contractual obligations made in the Form 10.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2014, we had floating-rate obligations totaling $775.0 million outstanding under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increase by 1%, our consolidated interest expense would increase by a total of approximately $7.75 million annually based on our floating-rate debt obligations as of September 30, 2014.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$1.0 billion and A$983 million, respectively, at September 30, 2014. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the United States dollar as of September 30, 2014 would result in translation adjustments of approximately $104 million and $98 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2014 there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

(a)     INDEX OF EXHIBITS

Exhibit No.		Description

10.1	—	Form of Indemnification Agreement (as of July 25, 2014) (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on August 13, 2014).

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS***	—	XBRL Instance Document

101.SCH***	—	XBRL Taxonomy Extension Schema Document

101.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVEO CORPORATION

Date:	November 6, 2014	By	/s/ Frank C. Steininger
Frank C. Steininger
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.		Description

10.1	—	Form of Indemnification Agreement (as of July 25, 2014) (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on August 13, 2014).

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1***	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2***	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS***	—	XBRL Instance Document

101.SCH***	—	XBRL Taxonomy Extension Schema Document

101.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

*	Filed herewith.
**	Management contracts or compensatory plans or arrangements.
***	Furnished herewith.