Form 10-K
period 2014-12-31
Civeo Corp
filed 2015-03-13
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(713) 510-2400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X ]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

(Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [X ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X ]

The aggregate market value of common stock held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was $2,670,477,182.

The Registrant had 107,381,452 shares of common stock outstanding as of March 6, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CIVEO CORPORATION

i

PART I

This annual report on Form 10-K contains certain “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.

In addition, in certain places in this annual report, we refer to reports published by third parties that purport to describe trends or developments in the energy industry. We do so for the convenience of our stockholders and in an effort to provide information available in the market that will assist our investors in a better understanding of the market environment in which we operate. However, we specifically disclaim any responsibility for the accuracy and completeness of such information and undertake no obligation to update such information.

Cautionary Statement Regarding Forward-Looking Statements

We include the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any "forward-looking statement" made by us, or on our behalf. All statements other than statements of historical facts included in this Annual Report on Form 10-K are forward-looking statements. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe,” or other similar words. Such statements may include statements regarding our future financial position, budgets, capital expenditures, projected costs, plans and objectives of management for future operations and possible future strategic transactions. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results. The differences between assumed facts or bases and actual results can be material, depending upon the circumstances. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf.

In any forward-looking statement where we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking this into account, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, our company:

●

changes in tax law, tax treaties or tax regulations or the interpretation or enforcement thereof, including taxing authorities not agreeing with our assessment of the effects of such laws, treaties and regulations;

●	the level of supply and demand for oil, coal, natural gas, iron ore and other minerals;

●	the level of activity, spending and developments in the Canadian oil sands;

●	the level of demand for coal and other natural resources from Australia;

●	the availability of attractive oil and natural gas field prospects, which may be affected by governmental actions or environmental activists which may restrict drilling;

●	fluctuations in the current and future prices of oil, coal and natural gas;

●	general global economic conditions and the pace of global economic growth;

●	global weather conditions and natural disasters;

●	our ability to find and retain skilled personnel;

●	the availability and cost of capital;

●	an inability to realize expected benefits from our plan to redomicile the Company to Canada or the occurrence of difficulties in connection with the redomicile transaction;

●	costs related to the redomicile transaction, which could be greater than expected;

●	the risk that a condition to closing of the redomicile transaction may not be satisfied; and

●	the other factors identified in “Part I, Item 1A. "Risk Factors."

Such risks and uncertainties are beyond our ability to control, and in many cases, we cannot predict the risks and uncertainties that could cause our actual results to differ materially from those indicated by the forward-looking statements.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we do not undertake any obligation to publicly update or revise any forward-looking statements except as required by law.

ITEM 1. Business

Available Information

We maintain a website with the address of www.civeo.com. We are not including the information contained on the Company's website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available free of charge through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (the Commission). The filings are also available through the Commission at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the internet at www.sec.gov and free of charge upon written request to the corporate secretary at the address shown on the cover page of this Annual Report on Form 10-K.

Spin-off

On May 5, 2014, the board of directors of Oil States International, Inc. (Oil States) approved the separation of its Accommodations segment into a standalone, publicly traded company, Civeo. In accordance with the separation and distribution agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo it held after the market closed on May 30, 2014 (the Spin-Off). Each Oil States stockholder received two shares of Civeo common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the separation, Oil States received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Civeo common stock was not taxable to Oil States or U.S. Holders of Oil States common stock. Following the separation, Oil States retained no ownership interest in Civeo, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation was filed by Civeo with the SEC and was declared effective on May 8, 2014. On June 2, 2014, Civeo common stock began trading the “regular-way” on the New York Stock Exchange under the “CVEO” stock symbol. Pursuant to the separation and distribution agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

In connection with the spin-off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million. For further discussion, please see “Liquidity and Capital Resources” in Item 7 and Note 10 – Debt to the notes to consolidated financial statements included in Item 8.

Redomiciling to Canada

On September 29, 2014, we announced our intention to redomicile the Company to Canada. We expect to execute a “self-directed redomiciling” of the Company as permitted under the U.S. Internal Revenue Code. U.S. federal income tax laws permit a company to change its domicile to a foreign jurisdiction without corporate-level U.S. federal income taxes provided that such company has “substantial business activity” in the relevant jurisdiction. “Substantial business activity” is defined as foreign operations consisting of over 25% of a company’s total (i) revenues, (ii) assets, (iii) employees and (iv) employee compensation. With approximately 50% or more of our operations in Canada based on these metrics, we believe we will qualify for a self-directed redomiciling. We expect to complete the migration in the second or third quarter of 2015. There is no assurance that we will be able to complete the migration in a timely manner or at all, and if completed, we may not achieve the expected benefits. For further information about the redomicile transaction, please see the registration statement on Form S-4 (Registration No. 333-201335) filed by Civeo Canadian Holdings ULC on December 31, 2014.

Our Company

We are one of the largest integrated providers of long-term and temporary remote site accommodations, logistics and facility management services to the natural resource industry. We operate in some of the world’s most active oil, coal, natural gas and iron ore producing regions, including Canada, Australia and the U.S. We have established a leadership position in providing a fully integrated service offering to our customers, which include major and independent oil and natural gas companies, mining companies and oilfield and mining service companies. Our Develop, Own and Operate model allows our customers to focus their efforts and resources on their core development and production operations.

Our scalable modular facilities provide workforce accommodations where, in many cases, traditional infrastructure is not accessible, sufficient or cost effective. Our services allow for efficient development and production of resources found in areas without sufficient housing, infrastructure or local labor. We believe that many of the more recently discovered mineral deposits and hydrocarbon reservoirs are in remote locations. We support these facilities by providing lodging, catering and food services, housekeeping, recreation facilities, laundry and facilities management, as well as water and wastewater treatment, power generation, communications and personnel logistics where required. Our accommodations services allow our customers to outsource their accommodations needs to a single supplier, maintaining employee welfare and satisfaction while focusing their investment on their core resource production efforts. Our primary focus is on providing accommodations to leading natural resource companies at our major properties, which we refer to as lodges in Canada and villages in Australia. We have seventeen lodges and villages in operation, with an aggregate of more than 22,000 rooms. Additionally, in the United States and Canada we have eleven smaller open camp properties as well as a fleet of mobile accommodation assets. We have long-standing relationships with many of our customers, many of whom are large investment grade energy and mining companies.

Demand for our accommodations services generally originates from our customers’ projects, most significantly during the development or construction phase and, to a lesser extent, the operations and production phase. Demand for our services is primarily driven by our customers’ capital spending programs related to the construction and development of oil sands projects, mines and other resource developments including associated resource delineation and infrastructure. Long term demand for our services is driven by the operations of the producing projects and mines including operating and production activities, sustaining and maintenance capital spending, the drilling and completion of steam-assisted gravity drainage (SAGD) wells and long-term development of related infrastructure. Industry capital spending programs are generally based on the long-term outlook for commodity prices, economic growth and estimates of resource production.

For the years ended December 31, 2014, 2013 and 2012, we generated $942.9 million, $1.0 billion and $1.1 billion in revenues and $(142.9) million, $259.5 million and $352.9 million in operating income (loss), respectively. The majority of our operations, assets and income are derived from lodge and village facilities which have historically been contracted by our customers on a take-or-pay basis for periods from several months to multi-year periods. These facilities generate more than 75% of our revenue. Important performance metrics include average available rooms, revenue related to our major properties, occupancy and revenue per available room, or RevPAR. “Other Revenue,” shown below, consists of our revenue related to our open camp facilities and mobile fleet as well as third party sales related to our manufacturing division. The chart below summarizes these key statistics for the periods presented in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012
	(In millions, except for average available lodges/villages rooms and RevPAR)
Lodge/Village Revenue (1)
Canada	$497.2	$548.7	$550.2
Australia	213.3	255.5	273.7
Total Lodge/Village Revenue	$710.5	$804.2	$823.9

Mobile and Open Camp Revenue
Canada	$164.2	$161.8	$167.0
Australia	—	—	2.5
United States	68.2	75.1	115.5
Total Mobile and Open Camp Revenue	$232.4	$236.9	$285.0
Total Revenue	$942.9	$1,041.1	$1,108.9

Average Available Lodge/Village Rooms (2)
Canada	12,557	11,541	10,660
Australia	9,271	8,925	7,761
Total Lodge/Village Rooms	21,828	20,466	18,421

RevPAR for Lodges and Villages
Canada	$108	$130	$141
Australia	63	78	97
Total RevPAR for Lodges and Villages	$89	$108	$123

Occupancy in Lodges and Villages (3)
Canada	85%	92%	93%
Australia	68%	83%	93%
Total Occupancy in Lodges and Villages	78%	87%	93%

Average Exchange Rate
Canadian dollar to U.S. dollar	$0.9056	$0.9711	$1.0006
Australian dollar to U.S. dollar	0.9025	0.9650	1.0359

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

We have grown our average available room count by 30% since 2011 through a disciplined capital expenditure program.

Our Competitive Strengths

Develop, Own, Operate model with solutions that span the lifecycle of the customers’ projects

We employ a Develop, Own, Operate business model, offering an integrated solution to our customers’ workforce accommodations needs. We identify and acquire sites through purchase or long-term lease and then arrange for necessary permits for development. We are also able to engineer, design, construct, install and operate full service, scalable facilities. This comprehensive service offering enables our customers to focus on their core competency – the exploration and development of natural resources – and consequently allocate their operational resources and financial capital more efficiently. In return for outsourcing their accommodations needs, our customers benefit from efficient operations and consistent service delivery with greater cost and quality control. Housing personnel and contractors is not a significant project or operating expense for our customers, nor is it their expertise. However, accommodations availability and quality are material factors impacting our customers’ project timing and success. The quality of accommodations is critical to the attraction, retention and productivity of our customers’ workforce when skilled employees are in relatively limited supply in the regions where we operate. Our Develop, Own, Operate model provides accountability and a single-source counterparty that we believe is valued by our customers.

Using our Develop, Own, Operate business model, we provide accommodations solutions which span the lifecycle of customer projects from the initial exploration and resource delineation to long term production. Initially, as customers assess the resource potential and determine how they will develop it, they typically need accommodations for a limited number of employees for an uncertain duration of time. Our fleet of mobile accommodation assets is well-suited to support this initial exploratory stage as customers evaluate their development and construction plans. As development of the resource begins, we are able to serve their needs through either our open camp model or through our scalable lodge or village model. As projects grow and headcount needs increase, we are able to scale our facility size to meet our customers’ growing needs. By providing infrastructure early in the project lifecycle, we are well positioned to continue to service our customers throughout the production phase, which typically lasts decades.

Reputation and experience

Without a track-record of relevant operating success in a region, customers are reluctant to award accommodations contracts to unproven counterparties. We believe that our reputation and proven ability to build and operate accommodations offer a competitive advantage in securing new contracts. Through a predecessor, we initially entered the large scale, workforce accommodation market through a 2,100 bed facility that we built and sold to Syncrude in 1990 and operated and managed for them for nearly twenty years. Our initial investment in large scale owned and operated accommodations in the oil sands in Canada came with the establishment of our PTI Lodge in 1998 and through our predecessor in Australia with our Moranbah Village in 1996. Since making those initial investments, our product and service offering has evolved as our customers’ needs have changed. Accommodations are critical to our customers’ projects; without timely availability and quality of accommodations, their projects may not start as expected or may not be able to attract and retain sufficient qualified labor. We believe our track-record of meeting deadlines and delivering a high level of service aids in the establishment and operation of many projects and allow us to minimize risk for our customers. In Canada, we received Shell’s Vendor of the Year award in 2010 as well as the Award of Distinction for Aboriginal Affairs from the Premier of Alberta in 2011. In 2013, our Australian operations received the prestigious Australian Business Award for Service Excellence. In 2014, our Australian operations received several awards, including the National Customer Service Award for a Large Business from the Australian Service Excellence Awards and the Employer of the Year Award for Central Queensland from the Queensland Training Awards, among others.

High quality asset base in areas with long-lived resource assets

We have built a network of high quality accommodations assets that are generally placed near long-lived resource assets – primarily metallurgical coal mines in the Bowen Basin of Australia, oil sands recovery projects in Alberta, Canada and oil and gas shale resources in the U.S. These reserves generally have long-term development horizons that we believe provide us with a long term opportunity for occupancy in our lodges and villages. Many of our guests are working on resource assets that are expected to have production lives of 30 to 40 years, although production levels, and thus our occupancy, may fluctuate during these periods as commodity prices vary. Many of our accommodations are strategically located near concentrations of large resource projects, allowing multiple customers to access our sites and share accommodations costs that would otherwise be borne by each project individually.

We offer services with comfortable, high quality rooms complemented by comprehensive infrastructure and supporting services. Our services include laundry, power generation, water and wastewater treatment as well as a growing expertise in personnel logistics, allowing our customers to focus on resource development. These facilities and services are targeted towards the larger, more stable resource companies and their contractors. We are well positioned to serve multi-year resource developments. We seek a customer base that typically contracts for accommodations services under take-or-pay contracts which span from several months to five years.

Land banking focus with a pipeline of approved developments

We believe that there are benefits created by investing early in land in order to gain the strategic, early mover advantage in an emerging region or resource play. The initial component of our Develop, Own, Operate business model is site selection and permitting. Our business development team actively assesses regions of potential future customer demand and pursues land acquisition and permitting, a process we describe as “land banking.” We believe that having the first available accommodations solution in a new market allows us to win contracts from customers and gives us an early mover advantage as competitors may be less willing to speculatively invest in undeveloped land in the expectation of future demand without firm customer commitments.

We currently operate in a total of 28 locations, which includes seven lodges, ten villages and eleven open camps across Australia, Canada and the U.S., several of which have the capacity for further expansion if market and customer demands grow and if we obtain appropriate permitting and other regulatory approvals. In some of these locations, we have already secured additional land to expand our operational footprint if needed. Our financial strength allows us to make these investments which we believe is a competitive advantage. We have a pipeline of five undeveloped sites that have received the necessary permitting and regulatory approvals. We believe this will allow us to respond promptly to future room demand in emerging regions.

Significant operational and financial scale

Natural resources projects in the Canadian oil sands region and Australian mining regions are typically large in scope and scale, oftentimes costing several billion dollars, and have significant requirements for equipment and labor. Service providers, particularly outsourced accommodations providers, in this sector must have significant operational and financial scale and resources to adequately serve these sizable developments. With cash flow from existing facilities coupled with our solid financial structure, we are capable and willing to invest further to support customer growth plans. Our largest lodge, Wapasu Creek Lodge, has over 5,100 rooms which we believe is the second largest lodging property in North America, in terms of rooms, second only to a hotel in Las Vegas. With our proven operational track record, substantial installed base and strong balance sheet, we are able to clearly demonstrate to customers that we have the willingness to invest and have the scale to deliver services on their most substantial projects, reducing their project timing and counterparty risks.

Our Business Strategy

Pursue growth in existing markets through existing and undeveloped locations

We believe that we may have expansion opportunities in our existing markets through our portfolio of permitted, undeveloped locations. We also have permitted expansion capability in some of our current operating lodges and villages. The permits associated with land banked undeveloped locations and existing locations allow for the development of up to approximately 20,000 additional lodge and village rooms over time, which represents a potential increase of more than 92% over the 22,381 rooms in operation as of December 31, 2014. For the four years ended December 31, 2014, we have invested $35.4 million on land banking. However, we are under no obligation to develop these sites and cannot provide any assurance that these locations will be developed. See “Risk Factors – Our land banking strategy may not be successful” in Item 1A. With our integrated business model, this pipeline of permitted developments provides us with the ability to respond quickly to customer project approvals and be an early mover in regions with emerging accommodation demand.

We will continue to be proactive in securing land access and permits for future locations, so that we are prepared to be an early mover in identified growth regions. When a market opportunity is identified, we secure an appropriate block of land, either through acquisitions or leases, with appropriate zoning, near high quality reserves and/or near prospective customer locations. This strategy requires us to carefully evaluate potential future demand opportunities, oftentimes several years in advance of the specific market opportunity due to the lead time required for development approvals and land development. We believe that our scale and financial position can provide us with advantages in pursuing this strategy. Our existing land holdings comprise assets that expand our capacity in some of our base markets as well as properties that extend the reach of our offering.

Capital discipline based on returns focused investment and flexible financial structure

We take a thoughtful, measured, disciplined and patient approach to our investments. Our land banking strategy creates an option to develop a property in the future. Our scalable facility design then allows us to match the pace of our investments to demand growth. For example, our Wapasu Creek Lodge opened in 2007 with 589 rooms. As activity in the area expanded, we were able to build further stages such that Wapasu now comprises 5,174 rooms with three central core facilities. We believe that we have an incumbency advantage to extend our contracts after the initial term due to our services and long lead times for site development and permitting.

Our substantial base of operations and cash flow will allow us to pursue and execute our strategic growth plan while maintaining a suitable leverage profile given the contract profile of our existing operations. We believe that our financial strength makes us a more attractive counterparty for the largest natural resource companies. Our capital base allows us to undertake large projects, often involving long lead times, and commit capital throughout industry cycles.

Pursue growth through expanded services

We have opportunities to provide additional personnel related services to our existing customer base. As a trusted partner on issues related to personnel and as an expert in remote workforce logistics, we are pursuing opportunities to manage or assist in the logistics of our guests’ journey from home to our properties to work and back home, including reservations management, flight centers and bus terminals. By expanding our solution to remote site accommodations, we believe that we can improve the occupancy of our lodges and villages long term.

Selectively pursue acquisition opportunities

We actively pursue accretive acquisitions in market sectors where we believe such acquisitions can enhance and expand our business. We believe that we can expand existing services and broaden our geographic footprint through strategic acquisitions. These acquisitions also allow us to generate incremental revenues from existing and new customers and obtain greater market share.

We employ a buy and build strategy for acquisitions. We purchase cash flow producing assets in complementary markets and grow those assets organically. The December 2010 acquisition of our Australian business is an example of our buy and build strategy. We viewed the Australia accommodations market as an attractive market with a similar economic and political profile to our Canadian business. At the date of acquisition, our Australian business had 5,210 rooms. We have since grown the room count by 78% through the addition of 4,086 rooms while adding four villages to that portfolio.

Our History

Our Canadian operations, founded in 1977, began by providing modular rental housing to energy customers, primarily supporting drilling rig crews. Over the next decade, the business acquired a catering operation and a manufacturing facility, enabling it to provide a more integrated service offering. Through our experience in building and managing Syncrude’s Mildred Lake Village beginning in 1990, we recognized a need for a premium, and more permanent, solution for workforce accommodations in the oil sands region. Pursuing this strategy, we opened PTI Lodge in 1998, one of the first independent lodging facilities in the region.

With an integrated business model, we are able to identify, solve and implement solutions and services that enhance the guests’ accommodations experience and reduce the customer’s total cost of remote housing. Through our experiences and integrated model, our accommodation services have evolved to include fitness centers, water and wastewater treatment, laundry service and many other advancements. As our experience in the region grew, we were the first to introduce to the Canadian oil sands market suite-style accommodations for middle and upper level management working in the oil sands region with our Beaver River Executive Lodge in 2005. Since then we have continued to innovate our service offering to meet our customers’ growing and evolving needs. From that entrepreneurial beginning, we have developed into Canada’s largest third-party provider of accommodations in the oil sands region.

Today, in addition to providing accommodations services, we endeavor to support customers’ logistical efforts in managing the movement of large numbers of personnel efficiently. At our Wapasu Creek location, we have introduced services that improve the customer’s efficiency in transporting personnel to the mine site on a daily basis as well as the efficiency in rotating personnel when crews change. These logistical services have generated cost efficiencies for our customer.

Beginning with the acquisition of our Australian business in December 2010, we support the Australian natural resources industry through ten villages located in Queensland, New South Wales and Western Australia. Like Canada, our Australian business has a long-history of accommodating customers in remote regions beginning with its initial Moranbah Village in 1996, and has grown to become Australia’s largest integrated provider of accommodations services for people working in remote locations.  Our Australian business was the first to introduce resort style accommodations to the mining sector, adding landscaping, outdoor kitchens, pools, fitness centers and, in some cases, taverns. In all our operating regions, our business is built on a culture of continual service improvement to enhance the guest experience and reduce customer remote housing costs.

We take an active role in minimizing our environmental impact of our operations through a number of sustainable initiatives. Our off-site building manufacturing process allows us to minimize waste that arises from the construction process. We also have a focus on water conservation and utilize alternative water supply options such as recycling and rainwater collection and use. By building infrastructure such as waste-water treatment and water treatment facilities to recycle grey and black water on some of our sites, we are able to gain cost efficiencies as well as reduce the use of trucks related to water and wastewater hauling, which in turn, reduces our carbon footprint. In our Australian villages, we utilize passive solar design principles and smart switching systems to reduce the need for electricity related to heating and cooling.

Our Industry

We provide services for the oil and gas and mining industries. Our scalable modular facilities provide long-term and temporary work force accommodations where traditional infrastructure is often not accessible, sufficient or cost effective.  Once facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and personnel logistics. Demand for our services is cyclical and substantially dependent upon activity levels, particularly our customers’ willingness to spend capital on the exploration for, development and production of oil, coal, natural gas and other resource reserves.  Our customers’ spending plans are generally based on their view of commodity supply and demand dynamics as well as the outlook for near-term and long-term commodity prices.  As a result, the demand for our services is highly sensitive to current and expected commodity prices.

We serve multiple projects and multiple customers at most of our sites, which allows those customers to share the costs associated with their peak construction accommodations needs. As projects shift from construction-related activities and into production activities, project headcounts reduce and our facilities provide customers with cost efficiencies as they are able to share the costs of accommodations related infrastructure (power, water, sewer and IT) and central dining and recreation facilities with other customers operating projects in the same vicinity.

Our business is significantly influenced by the level of production of oil sands deposits in Alberta, Canada, activity levels in support of natural resources production in Australia and oil and gas production in Canada and the U.S. Our two primary activity drivers are development and production activity in the oil sands region in Western Canada and the metallurgical coal region of Australia’s Bowen Basin.

Historically, oil sands developers and Australian mining companies built, owned and in some cases operated the accommodations necessary to house their personnel in these remote regions because local labor and third-party owned rooms were not available. Over the past 20 years and increasingly over the past 10 years, some customers have moved away from the insourcing business model for some of their accommodations as they recognize that accommodations are non-core investments for their business.

Civeo is one of the few accommodations providers that service the entire value chain from site identification to long-term facility management. We believe that our existing industry divides accommodations into three primary types: lodges and villages, open camps and mobile assets. Civeo is principally focused on lodges and villages. Lodges and villages typically contain a larger number of rooms and require more time and capital to develop. These facilities typically have dining areas, meeting rooms, recreational facilities, pubs and landscaped grounds where weather permits. Lodges and villages are generally built supported by multi-year, take-or-pay contracts. These facilities are designed to serve the long-term needs of customers in constructing and operating their resource developments. Open camps are usually smaller in number of rooms and typically serve customers on a spot or short-term basis. They are “open” for any customer who needs lodging services. Finally, mobile camps are designed to follow customers and can be deployed rapidly to scale. They are often used to support conventional and in-situ drilling crews as well as pipeline and seismic crews and are contracted on a well-by-well or short term basis. Oftentimes, customers will initially require mobile accommodations as they evaluate or initially develop a field or mine. Open camps may best serve smaller operations or the needs of customers as they expand in a region. These open camps can also serve as an initial, small foothold in a region until the demand for a full-scale lodge or village is required.

The accommodations market is segmented into competitors that serve components of the overall value chain, but has very few integrated providers. We estimate that customer-owned rooms represent over 50% of the market. Engineering firms such as Bechtel, Fluor and ColtAmec will design accommodations facilities. Many public and private firms, such as ATCO Structures & Logistics Ltd. (ATCO), WesternOne Inc.’s modular building division (Britco) and Horizon North Logistics Inc. (Horizon North), will build the modular accommodations for sale. Horizon North, Black Diamond Group Limited (Black Diamond), ATCO and Algeco Scotsman will primarily own and lease the units to customers and in some cases provide facility management services, usually on a shorter-term basis with a more limited number of rooms, similar to our open camp and mobile fleet business. Facility service companies, such as Aramark Corporation (Aramark), Sodexo Inc. (Sodexo) or Compass Group PLC (Compass Group), typically do not invest in and own the accommodations assets, but will manage third-party or customer-owned facilities. We believe the integrated model provides value to our customers by reducing project timing and counterparty risks. In addition with our holistic approach to accommodations, we are able to identify efficiency opportunities for the customers and execute them. With our focus on large-scale lodges and villages, our business model is most similar to a developer of multi-family properties, such as Camden or Post, or a developer of lodging properties who is also an owner operator, such as Hyatt or Starwood.

Canada

Overview

During the year ended December 31, 2014, we generated approximately 70% of our revenue from our Canadian operations.  We are Canada’s largest integrated provider of accommodations services for people working in remote locations.  We provide our accommodation services through lodges, open camps and mobile assets. Our accommodations support workforces in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications as well as disaster relief efforts.

Canadian Market

Demand for our oil sands accommodations is primarily influenced by the longer-term outlook for crude oil prices rather than current energy prices, given the multi-year production phase of oil sands projects and the costs associated with development of such large scale projects.  Utilization of our existing Canadian capacity and our future expansions will largely depend on continued oil sands spending.

The Athabasca oil sands are located in northern Alberta, an area that is very remote with a limited local labor supply. Of Canada’s 33.5 million residents, nearly half of the population lives in ten cities, only 10% of the population lives in Alberta and less than 1% live within 100 kilometers of the oil sands. The local municipalities, of which Fort McMurray is the largest, have grown rapidly over the last decade stressing their infrastructure and are challenged to respond to large-scale changes in demand. As such, the workforce accommodations market provides a cost effective solution to the problem of staffing large oil sands projects by sourcing labor throughout Canada to work on a rotational basis.

During the year ended December 31, 2014, activity in the Athabasca oil sands region generated over three-fourths of our Canadian revenue. The oil sands region of northern Alberta continues to represent one of the world’s largest, long term growth areas for oil production. Our McClelland Lake, Wapasu, Athabasca, Henday and Beaver River Lodges are focused on the northern region of the Athabasca oil sands, where customers primarily utilize surface mining to extract the bitumen, or oil sands. Oil sands mining operations are characterized by large capital requirements, large reserves, large personnel requirements, very low exploration or reserve risk and relatively lower cash operating costs per barrel of bitumen produced. Our Conklin and Anzac lodges as well as a portion of our mobile fleet of assets are focused in the southern portion of the region where we primarily serve in situ operations and pipeline expansion activity. In situ methods are used on reserves that are too deep for traditional mining methods. In situ technology typically injects steam to the deep oil sands in place to separate the bitumen from the sand and pumps it to the surface where it undergoes the same upgrading treatment as the mined bitumen. Reserves requiring in situ techniques of extraction represent 80% of the established recoverable reserves in Alberta. In situ operations generally require less capital and personnel and produce lower volumes of bitumen per development, with higher ongoing operating expense per barrel of bitumen produced.

Most recently, we opened our McClelland Lake Lodge in the summer of 2014 at an initial capacity of 1,561 rooms and reached our full initial capacity of 1,888 rooms in the fourth quarter of 2014. McClelland Lake Lodge currently supports a new oil sands mining project in the region under a three-year contract for the majority of the rentable rooms.

Canadian Services

Oil Sands Lodges
Plays of Interest
Horn River
Montney
LNG Terminals
Peace River Oil Sands
Athbasca
Oil Sands
Athabasca Lodge (2,005)
Beaver River Executive Lodge (1,094)
McClelland Lake Lodge (1,888)
Henday Lodge (1,698)
Wapasu Creek Lodge (5,174)
Conklin Lodge (700)
Anzac Lodge (526)
Cold Lake Oil Sands
Cardium
CANADA
Bakken

Rooms in our Canadian Lodges

		Extraction	As of December 31,
Lodges	Region	Technique	2014	2013	2012

Wapasu	N. Athabasca	mining	5,174	5,174	5,174
Henday	N. Athabasca	mining/in situ	1,698	1,698	1,698
McClelland Lake Lodge	N. Athabasca	mining	1,888	—	—
Athabasca (1)	N. Athabasca	mining	2,005	1,557	1,877
Beaver River	N. Athabasca	mining	1,094	1,094	876
Conklin	S. Athabasca	mining/in situ	700	1,036	948
Anzac	S. Athabasca	in situ	526	526	—
Lakeside (2)	N. Athabasca	mining	—	510	510
Total Rooms			13,085	11,595	11,083

(1) Currently closed due to lower expected activity in the region.

(2) In late 2014, we received notice from our landlord to move off the site. The lodge was permanently closed during the fourth quarter of 2014.

Our oil sands lodges support construction and operating personnel for maintenance and expansionary projects as well as ongoing operations associated with surface mining and in situ oil sands projects generally under short and medium-term contracts.   All of our lodge properties, with the exception of Lakeside, are located on land with leases obtained from the province of Alberta with initial terms of ten years. Our leases have expiration dates that range from 2015 to 2026. Currently, only 36% of our Canadian lodge rooms are on land with leases expiring prior to December 31, 2017. Thus far, we have successfully renewed or extended all expiring land leases, with the exception of the Lakeside lease noted in footnote 2 above, and expect we will be able to in the future. We provide a full service hospitality function at our lodges including reservation management, check in and check out, catering, housekeeping and facilities management. Our lodge guests receive the amenity level of a full-service hotel plus three meals a day. Since mid-year 2006, we have installed over 13,000 rooms in our lodge properties supporting oil sands activities in northern Alberta.  Our growth plan for this part of our business includes the expansion of these properties where we believe there is durable long-term demand.   During 2014, we added 1,796 rooms (net of retirements) to our major oil sands lodges.  Our Wapasu Creek Lodge is equivalent in size to the largest hotels in North America.

During the year ended December 31, 2014, over 75% of our Canadian revenue was generated by our seven major lodges. We provide our lodge services on a day rate or monthly rental basis and our customers typically commit for short to medium term contracts (from several months up to 10 years). Customers make a minimum nightly or monthly room commitment for the term of the contract, and the multi-year contracts provide for inflationary escalations in rates for increased food, labor and utilities costs.

Open Camps

In addition to our oil sands lodges, we have seven open camps in Alberta, British Columbia, Saskatchewan and Manitoba. The major differentiator between lodges and open camps is the size of the facility. Open camps are generally smaller facilities that provide a level of amenity similar to that of one of our larger lodges including quality accommodation and food services, satellite television, fitness facilities and on-site laundry. We own the land where all of our open camp assets are located except for Mariana Lake Lodge and Redvers Lodge, which are on leased land. In early 2015, we renewed our Mariana Lake Lodge lease in early 2015 for a term through 2025, and we plan to vacate the Redvers Lodge lease upon its expiration in March 2015. Open camps are typically utilized for exploratory, seasonal or short term projects. Therefore, customer commitments for open camps tend to be shorter in initial duration (six to eighteen months). Open camps may be operational for twelve months or several years or transition into lodges depending on customer demand. Over time, room counts may fluctuate up or down depending on demand in the region. If the demand in a region decreases, open camps can be relocated to areas of greater activity. We provide accommodation services at our open camps on a day rate basis. Open camp revenue comprises a portion of “Other Revenue” in our Canadian segment.

Our Alberta open camps service the Athabasca and Peace River oil sands as well as conventional and shale play oil and gas developments and infrastructure expansions. Mariana Lake Lodge provides seasonal accommodation to the pipeline construction industry as well as workforces related to in situ projects in the southern portion of the Athabasca oil sands. Our Redvers Lodge and Boundary Lodge in Saskatchewan service the Canadian area of the Bakken Shale, a prolific shale basin spanning the US and Canadian border. Our newest open camp, Antler River Lodge, which opened in September 2014, also serves customers in the Bakken Shale. Geetla Lodge services the Horn River Basin in British Columbia.

Rooms in our Canadian Open Camps

		As of December 31,
Open Camps	Province	2014	2013	2012
Mariana Lake	Alberta	435	486	478
Boundary	Saskatchewan	346	346	—
Waskada	Manitoba	—	196	196
Antler River	Manitoba	212	—	—
Red Earth	Alberta	114	114	92
Redvers	Saskatchewan	102	102	102
Geetla	British Columbia	81	81	135
Christina Lake	Alberta	35	65	10
Total Rooms		1,325	1,390	1,013

Mobile Fleet

Our mobile fleet consists of modular, skid-mounted accommodations and central facilities that can be configured to quickly serve a multitude of short to medium term accommodation needs. The dormitory, kitchen and ancillary assets can be rapidly mobilized and demobilized and are scalable to support 200 to 800 people in a single location. In addition to asset rental, we provide catering, cleaning and housekeeping as well as camp management services, including fresh water and sewage hauling services. Our mobile fleet services the traditional oil and gas sector in Alberta and British Columbia and in situ oil sands drilling and development operations in Alberta as well as pipeline construction crews throughout Canada. The assets have also been used in the past in disaster relief efforts, the Vancouver Olympic Games and a variety of other non-energy related projects.

Our mobile fleet assets are rented on a per unit basis based on the number of days that a customer utilizes the asset. In cases where we provide catering or ancillary services, the contract can provide for per unit pricing or cost-plus pricing. Customers are also typically responsible for mobilization and demobilization costs. Mobile fleet revenue comprises a portion of “Other Revenue” in our Canadian segment.

Australia

Overview

During the year ended December 31, 2014, we generated 23% of our revenue from our Australian operations.  As of December 31, 2014, we had 9,296 rooms across ten villages, of which 7,392 rooms service the Bowen Basin region of Queensland, one of the premier metallurgical coal basins in the world. We provide accommodation services on a day rate basis to mining and related service companies (including construction contractors) typically under medium-term contracts (three to five years) with minimum nightly room commitments. During 2014, we added 34 rooms (net of retirements) to our Australian villages. In the third quarter of 2013, we opened our new Boggabri Village, initially consisting of 508 rooms, to serve the Gunnedah Basin.

Australian Market

The Australian natural resources sector plays a vital role in the Australian economy. The Australian natural resources sector is Australia’s largest contributor to exports and a major contributor to the country’s gross domestic product, employment and government revenue.  Australia has broad natural resources including metallurgical and thermal coal, conventional and coal seam gas, base metals, iron ore and precious metals such as gold. The growth of Australian natural resource commodity exports over the last decade has been largely driven by strong Asian demand for coal, iron ore and liquefied natural gas (LNG).   Australia resources are primarily located in remote regions of the country that lack infrastructure and resident labor forces to develop these resources. Approximately 60% of the Australian population is located in five cities which are all located on the coast of Australia and over 90% of the population lives in the southern half of the country. Sufficient local labor is lacking near the major natural resources developments, which are primarily inland and in the central and northern parts of the country. As a result, much of the natural resources labor force works on a rotational basis, which often requires a commute from a major city or the coast and a living arrangement near the resource projects. Consequently, there is substantial need for workforce accommodations to support resource production in the country. Workforce accommodations have historically been built by the resource developer/owner, typical of an insourcing business model.

Since 1996, our Australian business has sought to change the insourcing business model through its integrated service offering, allowing customers to outsource their accommodations needs and focus their investment on their core resource production operations. Our Australian accommodations villages are strategically located in proximity to long-lived, low-cost mines operated by large mining companies.  The current activities of our Australian segment are primarily related to supplying accommodations in support of metallurgical (met) coal mining in the Bowen Basin region of Queensland.

During the year ended December 31, 2014, our five villages in the Bowen Basin of central Queensland generated 70% of our Australian revenue. The Bowen Basin contains one of the largest coal deposits in Australia and is renowned for its premium metallurgical coal. Met coal is used in the steel making process and demand has largely been driven by growth in global demand for steel finished goods and steel construction materials. More recently, growth in construction demand for steel products in emerging economies, particularly China and India, has also increased demand for the commodity. Australia is the largest exporter of met coal in the world in addition to being close to the largest growth markets. Our villages are focused on the mines in the central portion of the basin and are well positioned for the active mines in the region.

Beyond the Bowen Basin, we serve several emerging markets with our five additional villages. At the end of 2014, we had two villages with over 1,000 combined rooms in the Gunnedah Basin, an emerging thermal, met coal and coal seam gas region of New South Wales. We also service infrastructure projects near Gladstone, including LNG related projects through our Calliope Village. In Western Australia, we serve workforces related to gold mining, iron ore port expansions and LNG facilities operations on the Northwest Shelf through our Kambalda and Karratha villages.

Australian Services

Australian Villages
Plays of Interest
Darwin
Broome
Port Hedland
AUSTRALIA
Karratha Village (208)
Mackay
Nebo Village (490)
Moranbah Village (1,240)
Coppabella Village (3,048)
Dysart Village (1,798)
Calliope Village (300)
Middlemount Village (816)
Brisbane
Narrabri Village (502)
Boggabri Village (662)
Perth
Kambalda Village (232)
Newcastle
Sydney

Rooms in our Australian Villages

	Resource		As of December 31,
Villages	Basin	Commodity	2014	2013	2012
Coppabella	Bowen	met coal	3,048	3,048	2,912
Dysart	Bowen	met coal	1,798	1,912	1,912
Moranbah	Bowen	met coal	1,240	1,240	1,240
Middlemount	Bowen	met coal	816	816	816
Boggabri	Gunnedah	met/thermal coal	662	508	—
Narrabri	Gunnedah	met/thermal coal	502	502	502
Nebo	Bowen	met coal	490	490	490
Calliope	—	LNG	300	300	300
Kambalda	—	Gold	232	238	238
Karratha	Pilbara	LNG, iron ore	208	208	208
Total Rooms			9,296	9,262	8,618

Our Australian segment operated ten villages with 9,296 rooms as of December 31, 2014 and has a significant development portfolio in Australia.  Our Australian business provides accommodation services to mining and related service companies under short- and medium-term contracts.  Our Australian accommodations villages are strategically located near long-lived, low-cost mines operated by large mining companies.   Our growth plan for this part of our business continues to include the expansion of these properties where we believe there is durable long term demand.

Our Coppabella, Dysart, Moranbah, Middlemount and Nebo villages are located in the Bowen Basin. Coppabella, at over 3,000 rooms, is our largest village and provides accommodation to a variety of customers. The village supports both operational workforce needs as well as contractor needs with resort style amenities, including swimming pools, gyms, a walking track and a tavern. Our Nebo, Dysart, Moranbah and Middlemount villages have a long history of providing service in the region.

In 2011, we opened Narrabri village, the first village of its kind in New South Wales, to service met and thermal coal mines and coal seam gas in the Gunnedah Basin. Our newest village, Boggabri, opened in the third quarter of 2013. Boggabri Village, whose first stage of 508 rooms opened in 2013, services the construction and operating workforce of two customers with approved mines in the Gunnedah Basin. Our Calliope Village services the workforce for onshore infrastructure related to the Curtis Island LNG facilities in Queensland. Karratha, in Western Australia, services workforces related to iron ore port expansions and LNG facilities operations on the Northwest Shelf. Our Kambalda village services several gold mines in Western Australia.

United States

Overview

During the year ended December 31, 2014, our U.S. business generated 7% of our revenue. Our U.S. business has operational exposure to the Rocky Mountain corridor, the Bakken Shale region, the Eagle Ford Shale and Permian Basin regions of Texas and offshore locations in the Gulf of Mexico. The business provides open camp facilities and highly mobile smaller camps that follow drilling rigs and completion crews as well as accommodations, office and storage modules that are placed on offshore drilling rigs and production platforms.

United States Market

Onshore oil and natural gas development has historically been supported by local workforces traveling short to moderate distances to the worksites. With the development of substantial resources in regions such as the Bakken, Rockies, South Texas and Permian Basin, labor demand has exceeded the local labor supply and accommodations infrastructure to support the demand. Consequently, demand for remote, scalable accommodations has developed in the United States over the past five years. Demand for accommodations in the United States has historically been tied to the level of oil and natural gas exploration and production activity which is primary driven by oil and natural gas prices. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices.

United States Services

Bakken
Open Camps
Contract Camps
Plays of Interest
Killdeer (235)
Stanley House (157)
Dickinson, ND
Casper, WY
Jonah
Cheyenne, WY
Marcellus
Niobrara
Vernal, UT
Piceance
Grand Junction, CO
UNITED STATES
Permian
West Permian (310)
Eagle Ford
Three Rivers (274)

Mobile Fleet

Our business in the U.S. consists primarily of mobile fleet assets. We provide a variety of sizes and configurations to meet the needs of drilling contractors, completion companies, infrastructure construction projects and offshore drilling and completion activity. We provide quality catering and housekeeping services as well.

Our mobile fleet is rented on a per unit basis based on the number of days that a customer utilizes the asset. In cases where we provide catering or ancillary services, the contract can provide for per unit pricing or cost-plus pricing. Customers are also typically responsible for mobilization and demobilization costs.

Open Camps

		As of December 31,
United States Open Camp Rooms	State	2014	2013	2012
West Permian	TX	310	166	—
Three Rivers	TX	274	274	106
Killdeer	ND	235	126	—
Stanley House	ND	157	199	199
Total United States Open Camp Rooms		976	765	305

We have four open camps in the U.S. comprised of 976 rooms as of December 31, 2014. Our Stanley House and Killdeer Lodge, which we opened in October 2013, provide accommodations support to the Bakken Shale region in North Dakota. Our Three Rivers Lodge supports the Eagle Ford Shale in South Texas, and our West Permian Lodge supports the Permian Basin in West Texas.

Manufacturing

As part of our integrated business model in North America, we utilize a flexible manufacturing strategy that combines internal manufacturing capabilities and outsourced manufacturing partners to allow us to respond quickly to changing customer needs and timing.  As of December 31, 2014, we own one accommodations manufacturing plant near Edmonton, Alberta, Canada and one facility in Johnstown, Colorado. In Australia, our manufacturing plant in Ormeau, Queensland was closed on December 19, 2014, with future accommodation rooms for Australia to be sourced from third party manufacturers.  Each of our facilities specializes in the design, engineering, production, transportation and installation of a variety of portable modular buildings, predominately for our own use.  In Canada, we have a staff of engineers and architects that have designed and delivered large and small projects. Our Australian operations are generally near small, regional towns, and we have a long history of integrating our design with the community. We are capable of taking highly replicable and well-designed manufactured buildings and our expertise in site layout combined with site-built components including landscaping, recreational facilities and certain common facilities to create a comfortable community within a community. We design accommodations facilities to suit the climate, terrain and population of a specific project site.

While we have traditionally focused our manufacturing efforts on our internal needs, we from time to time sell units to third parties. Revenues from the sale of accommodation units to third parties has been a small portion of our revenue and is included in “Other Revenue” in our Canadian and U.S. segments. We have not historically sold units to third parties in Australia.

Community Relations

Partnering with regional communities and aboriginal groups is part of our long term strategy. In our Canadian operations, we have worked proactively with local aboriginal communities to develop sustainable recruitment partnerships. In 2004, our Canadian operations entered into two joint ventures, Buffalo Metis Catering and Metis Catering JV, with five Aboriginal communities in the Regional Municipality of Wood Buffalo to provide catering and housekeeping services at our lodges. Our efforts in this area were recognized in 2011 and 2012 through Alberta Chamber of Commerce industry awards of recognition for excellence in aboriginal relations business practices. This success is also recognized by our customers, community and government leaders and is an important component of the social license in which to do business.

In Australia, our community relations program also aims to build and maintain a social license to operate in regional host communities by delivering consultation and engagement from project inception, through development, construction and on into operations. This is a major advantage for our business model as it ensures consistent communication, gains trust and builds relationships to last throughout the resource lifecycle. There is an emphasis on developing partnerships that create a long-term sustainable outcome to address specific community needs. To that end, we partner with local municipalities to improve and expand municipal infrastructure. These improvements provide necessary infrastructure, allowing the local communities an opportunity to expand and improve.

Customers and Competitors

Our customers primarily operate in oil sands mining and development, drilling, exploration and extraction of oil and natural gas and coal and other extractive industries. To a lesser extent, we also support other activities, including pipeline construction, forestry, humanitarian aid and disaster relief, and support for military operations.  Our largest customers in 2014 were Imperial Oil Limited (a company controlled by ExxonMobil Corporation), who accounted for more than 10% of our 2014 revenues, Fluor Canada Ltd and BM Alliance Coal Operations Pty Ltd (an alliance between BHP Billiton and Mitsubishi).

Our primary competitors in Canada in the open and mobile camp accommodations include ATCO, Black Diamond, Horizon North and Clean Harbors, Inc. Some of these competitors have one or two locations similar to our oil sands lodges; however, based on our estimates, these competitors do not have the breadth or scale of our lodge operations. In Canada, we also compete against Aramark and Compass Group for facility management services.

Our primary competitors in Australia to our village accommodations are Ausco Modular (a subsidiary of Algeco Scotsman) and Fleetwood Corporation.  We also compete against Aramark, Sodexo and Compass Group for facility management services.

In the United States, we primarily offer our open camp and mobile camps accommodations and compete against Stallion Oilfield Holdings, Inc., Target Logistics Management LLC (a subsidiary of Algeco Scotsman Global S.a.r.l.) and Black Diamond.

Historically, many customers have invested in their own accommodations.  Management estimates that our existing and potential customers own approximately 50% of the rooms available in the Canadian oil sands and 60% of the rooms in the Australian coal mining regions.

Our Lodge and Village Contracts

During the year ended December 31, 2014, revenues from our lodges and villages represented over 75% of our consolidated revenues. Our customers typically contract for accommodations services under take-or-pay contracts with terms that most often range from several months to five years. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for services, including meals, utilities and maintenance for workers staying in the lodges and villages. In multi-year contracts, our rates typically have annual contractual escalation provisions to cover expected increases in labor and consumables costs over the contract term. Over the term of the contract, the customer commits to a minimum number of rooms over a determined period. In some contracts, customers have a contractual right to terminate rooms, for reasons other than a breach, in exchange for a termination fee. As of December 31, 2014, we had 43% of our rooms committed for 2015 and 22% of our rooms committed for 2016, respectively.

As of December 31, 2014, we had 13,317 rooms under contract, or 59% of our available rooms, respectively. The table below details the expiration of those contracts:

Contracted Room Expiration
2015	7,228
2016	1,654
2017	2,148
2018	433
2019	—
Thereafter	1,854
Total	13,317

The contracts expire throughout the year and for many of the near term expirations, we are in the process of negotiating extensions or new commitments. We cannot assure that we can renew existing contracts or obtain new business on the same or better terms.

Seasonality of Operations

Our operations are directly affected by seasonal weather. A portion of our Canadian operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the second quarter and adversely affects our operations and our ability to provide services. Our Canadian operations have also been impacted by forest fires and flooding in the past five years. During the Australian rainy season between November and April, our operations in Queensland and the northern parts of Western Australia can be affected by cyclones, monsoons and resultant flooding.  In the U.S., winter weather in the first quarter and the resulting spring break up in the second quarter have historically negatively impacted our Bakken and Rocky Mountain operations. Our U.S. offshore operations have historically been impacted by the Gulf of Mexico hurricane season from July through November.

Employees

As of December 31, 2014, we had approximately 3,000 full-time employees on a consolidated basis, 70% of whom are in Canada, 18% of whom are in Australia and 12% of whom are in the U.S.  We were party to collective bargaining agreements covering approximately 1,300 employees located in Canada and 400 employees located in Australia as of December 31, 2014.

Government Regulation

Our business is significantly affected by foreign and U.S. laws and regulations at the federal, provincial, state and local levels relating to the oil, natural gas and mining industries, worker safety and environmental protection. Changes in these laws, including more stringent regulations and increased levels of enforcement of these laws and regulations, could significantly affect our business. Moreover, to the extent that these laws and regulations impose more stringent requirements or increased costs or delays upon our customers in the performance of their operations, the resulting demand for our products and services by those customers may be adversely affected, which impact could be significant and long-lasting. We cannot predict changes in the level of enforcement of existing laws and regulations, how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on us or our customers or on our future operations or earnings. We also are not able to predict the extent to which new laws and regulations will be adopted or whether such new laws and regulations may impose more stringent or costly restrictions on our customers or our operations.

Our operations and the operations of our customers upon whom we provide our products and services are subject to numerous stringent and comprehensive foreign, federal, provincial, state and local environmental laws and regulations governing the release or discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly yet critical. The violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, modification or cessation of operations, assessment of administrative and civil penalties, and even criminal prosecution. We believe that we are in substantial compliance with existing environmental laws and regulations and we do not anticipate that future compliance with existing environmental laws and regulations will have a material effect on our financial condition, results of operations or cash flows.  However, there can be no assurance that substantial costs for compliance or penalties for non-compliance with these existing requirements will not be incurred in the future by us or our customers with whom we conduct business. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations and enforcement policies or more stringent enforcement of existing environmental laws and regulations, could result in additional costs or liabilities upon us or our customers that we cannot currently quantify.

For example, in Canada, the Federal Government in September 2010 appointed an Oil Sands Advisory Panel to review and comment upon existing scientific studies and literature regarding water monitoring in the Lower Athabasca region and provide recommendations for improving such monitoring.  The Oil Sands Advisory Panel presented its final report to the Minister of the Environment in December 2010.  In response to this report, Environment Canada, with input from the government of Alberta through Alberta Environment and Sustainable Resource Development, developed an environmental monitoring plan specific to the oil sands with respect to water, air quality and biodiversity.  Further, in January 2011, the Province of Alberta established a Provincial Environmental Monitoring Panel with a mandate to recommend a world class environmental evaluation, monitoring and reporting system, generally for the Province and specifically for the lower Athabasca Region where oil sands are produced.  This panel issued its recommendations to the Alberta Minister of the Environment in July 2011.  In February 2012, the governments of Canada and Alberta released the Joint Canada-Alberta Implementation Plan for Oil Sands Monitoring. Implementation of the plan commenced in 2012 and will be completed in 2015.  The costs of implementing this plan are funded by industry members to a maximum of $50 million annually, some of whom are our customers. The Oil Sands Environmental Monitoring Program Regulation came into force in 2013, enabling the collection of monitoring fees from certain of our customers for the plan. In 2013-2014, enhancements to the environmental monitoring system were made and processes and governance structures and funding mechanisms to support oil sands monitoring were successfully established. As this monitoring regime continues to be implemented, the increased levels of monitoring and enforcement may increase costs for us and our customers and could reduce activity and demand for our services.

Further, the Province of Alberta released its new Renewed Clean Air Strategy in October 2012, which it is in the process of implementing for, at minimum, a 10-year period, beginning in 2013. The implementation of this strategy along with Alberta’s continued implementation of its regulatory changes to oil and oil sands regulation may result in additional costs or liabilities for our customers’ operations.

The Federal Water Pollution Control Act, as amended, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the U.S. Environmental Protection Agency (EPA) or applicable state agencies.  Many of our U.S. properties and operations require permits for discharges of wastewater and/or storm water, and we have developed a system for securing and maintaining these permits. In addition, the Oil Pollution Act of 1990, as amended (OPA), imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the United States.  A responsible party under OPA includes the owner or operator of an onshore facility or vessel, or the lessee or permittee of the area in which an offshore facility is located.  The Federal Water Pollution Control Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the OPA, require the development and implementation of spill prevention and response plans and impose potential liability for the remedial costs and associated damages arising out of any unauthorized discharges.

Past scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases (GHG) and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climatic changes.  On January 29, 2010, Canada affirmed its desire to be associated with the Copenhagen Accord that was negotiated in December 2009 as part of the international meetings on climate change regulation in Copenhagen.  The Copenhagen Accord, which is not legally binding, allows countries to commit to specific efforts to reduce GHG emissions, although how and when the commitments may be converted into binding emission reduction obligations, if ever, is currently uncertain.  Pursuant to the Copenhagen Accord process, Canada has indicated an economy-wide GHG emissions target that equates to a 17 per cent reduction from 2005 levels by 2020, and the Canadian federal government has also indicated an objective of reducing overall Canadian GHG emissions by 60% to 70% from 2006 levels by 2050.  However, with current climate change measures in place, Canada’s GHG emissions are forecast to be almost exactly at 2005 levels by 2020 and federal regulations for the oil and gas sector have yet to be introduced. Additionally, in 2009, the Canadian federal government announced its commitment to work with the provincial governments to implement a North America-wide cap and trade system for GHG emissions, in cooperation with the U.S.  Under the system, Canada would have a cap-and-trade market for Canadian-specific industrial sectors that could be integrated into a North American market for carbon permits.  It is uncertain whether either federal GHG regulations or an integrated North American cap-and-trade system will be implemented, or what obligations might be imposed under any such systems.

Additionally, GHG regulation can take place at the provincial and municipal level. For example, Alberta introduced the Climate Change and Emissions Management Act, which provides a framework for managing GHG emissions by reducing specified gas emissions, relative to gross domestic product, to an amount that is equal to or less than 50% of 1990 levels by December 31, 2020.  The accompanying regulation, the Specified Gas Emitters Regulation, requires mandatory emissions reductions through the use of emissions intensity targets, and a company can meet the applicable emissions limits by making emissions intensity improvements at facilities, offsetting GHG emissions by purchasing offset credits or emission performance credits in the open market, or acquiring “fund credits” by making payments of $15 per ton of GHG emissions to the Alberta Climate Change and Management Fund.  There are financial penalties for non-compliance for every ton of carbon dioxide equivalent over a facility’s net emission intensity limit as well as for contraventions of other provisions contained in the Specified Gas Emitters Regulation. Further, the Specified Gas Reporting Regulation imposes GHG emissions reporting requirements on a company that has GHG emissions of 50,000 tons or more of carbon dioxide equivalent from a facility in a calendar year.  In addition, Alberta facilities must currently report emissions of industrial air pollutants and comply with obligations in approvals and under other environmental regulations. The Canadian federal government currently proposes to enter into equivalency agreements with provinces to establish a consistent regulatory regime for GHGs, but the success of any such plan is uncertain, possibly leaving overlapping levels of regulation. The direct and indirect costs of these regulations may adversely affect our operations and financial results as well as those of our customers with whom we conduct business.

Our Australian segment is regulated by general statutory environmental controls at both the state and federal level which may result in land use approval and compliance risk. These controls include: land use and urban design controls; the regulation of hard and liquid waste, including the requirement for tradewaste and/or wastewater permits or licenses; the regulation of water, noise, heat, and atmospheric gases emissions; the regulation of the production, transport and storage of dangerous and hazardous materials (including asbestos); and the regulation of pollution and site contamination. Some specified activities, for example, sewage treatment works, may require regulation at a state level by way of environmental protection licenses which also impose monitoring and reporting obligations on the holder. There is an increasing emphasis from state and federal regulators on sustainability and energy efficiency in business operations.  Federal requirements are now in place for the mandatory disclosure of energy performance under building rating schemes. These schemes require the tracking of specific environmental performance factors. Carbon reporting requirements currently exist for corporations which meet a reporting threshold for greenhouse gases or energy use or production for a reporting (financial) year under national legislation.  In addition, the Australian Commonwealth Government’s carbon pricing mechanism (CPM) commenced on July 1, 2012.  Under the CPM, entities that are responsible for facilities that meet specified emissions thresholds will be required to purchase and surrender permits representing their carbon emissions.  The CPM is intended to operate as a carbon trading scheme, commencing with a three year fixed price period, followed by a flexible price cap-and-trade emissions trading scheme.  Although our Australian accommodations facilities are currently below the emissions thresholds specified by the CPM and thus, are not affected by the CPM, this could change in the future and the resultant change could have an adverse effect on our Australian operations and financial results.

The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large greenhouse gas emission sources in the U.S., including, among others, offshore and onshore oil and natural gas production facilities, on an annual basis. In addition, the EPA has proposed new regulations that would further restrict GHG emissions, such as the Clean Power Plan, which was proposed in June 2014 and would impose additional obligations on the power generation sector, and proposed standards for methane and volatile organic compound (VOC) emissions from oil and gas sources, which the EPA announced it will issue in the summer of 2015. While our operations are not directly affected by these actions, their impact on our customers could result in a decreased demand for the products and services that we provide.

While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years.  In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs.  If Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products.  Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements including the imposition of a carbon tax.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for oil and natural gas, which could reduce our customers’ demand for our products and services. The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas, which could reduce the demand for our products and services.  Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as higher sea levels, increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Our operations as well as the operations of our customers are also subject to various laws and regulations addressing the management, disposal and releases of regulated substances. For example, in the U.S., the federal Resource Conservation and Recovery Act, as amended (RCRA) and comparable state statutes regulate the generation, storage, treatment, transportation, disposal and cleanup of hazardous and non-hazardous solid wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes. Moreover, the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA), also known as the Superfund law, and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, neighboring landowners and other third-parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances. In the event of mismanagement or release of regulated substances upon properties where we conduct operations, we could become subject to liability and/or obligations under CERCLA, RCRA and/or analogous state laws. Under such laws, we could be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial operations to prevent future contamination.

The federal Endangered Species Act, as amended, or the ESA, restricts activities in the United States that may affect endangered or threatened species or their habitats. If endangered species are located in areas of the United States where our oil and natural gas exploration and production customers operate, such operations could be prohibited or delayed or expensive mitigation may be required.  Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in 2011, the U.S. Fish and Wildlife Service is required to make a determination on listing of more than 250 species as endangered or threatened under the ESA before the end of the agency’s 2017 fiscal year.  Similar to the ESA, the purposes of the Canadian Species at Risk Act are to prevent wildlife species in Canada from disappearing and to provide for the recovery of wildlife species that no longer exist in the wild in Canada, or that are endangered or threatened as a result of human activity, and to manage species of special concern to prevent them from becoming endangered or threatened.

The designation of previously unprotected species as threatened or endangered in areas of the U.S. and Canada where our customers’ oil and natural gas exploration and production operations are conducted could cause them to incur increased costs arising from species protection measures or could result in limitations on their exploration and production activities, which could have an adverse impact on demand for our products and services.

ITEM 1A. Risk Factors

We are subject to certain risks and hazards due to the nature of the business activities we conduct. The risks discussed below, any of which could materially and adversely affect our business, financial condition, cash flows and results of operations and the price of our shares, are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Risks Related to Our Business

We may not complete the proposed change in the place of incorporation of Civeo from Delaware to British Columbia, Canada. If we do complete the change in the place of incorporation, we may not realize the benefits we anticipate from the redomiciliation, or the redomiciliation may adversely impact us or our stockholders.

We cannot assure that we will complete the announced change of place of incorporation of our parent company from Delaware to British Columbia, Canada. We may choose to defer or abandon the redomiciliation, or we may not be able to complete it because our stockholders do not approve the redomiciliation or certain other conditions are not satisfied.

Even if we complete the redomiciliation to British Columbia, Canada, we may not realize the benefits that we expect to realize from the redomiciliation. The redomiciliation may also expose us to certain risks that could have an adverse effect on us or our results of operations. Further, if the redomiciliation is completed, the rights of our shareholders as shareholders of a British Columbia company will differ from the rights they have currently as shareholders of a Delaware company.

In connection with the proposed migration, we have filed with the SEC a registration statement on Form S-4 that includes a preliminary proxy statement/prospectus, and we will be filing documents with the SEC that contain other relevant materials. A definitive proxy statement/prospectus will be mailed to our shareholders once the registration statement has been declared effective by the SEC. You should read the definitive proxy statement/prospectus carefully and any other materials when they become available because they will contain important information about us and the redomiciliation, including risks related thereto.

Decreased customer expenditure levels will adversely affect our results of operations.

Demand for our services is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas and mining companies. If our customers’ expenditures decline in regions where our facilities are located, our business will be impacted. The oil and gas and mining industries’ willingness to explore, develop and produce depends largely upon the availability of attractive resource prospects and the prevailing view of future commodity prices. Prices for oil, coal, natural gas, and other minerals are subject to large fluctuations in response to changes in the supply of and demand for these commodities, market uncertainty, and a variety of other factors that are beyond our control. Accordingly, a sudden or long-term decline in commodity pricing would have material adverse effects on our results of operations.

In the fourth quarter 2014 and continuing into early 2015, global oil prices dropped to their lowest level in five years due to concerns over global oil demand, the economic growth rate in China, the overall economic health of Europe and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply including increased U.S. shale oil production has also negatively impacted pricing. With falling Brent Crude and West Texas Intermediate (WTI) oil prices, Western Canadian Select (WCS) has also fallen. WCS prices in the fourth quarter of 2014 averaged $57.75 per barrel compared to $78.69 per barrel in the third quarter of 2014 and $73.48 per barrel in 2013. As of December 31, 2014, the WTI price was $53.27 and the WCS price was $37.27. Commodity prices, particularly with respect to the oil sands, could continue to deteriorate. A sustained continuation of these levels of commodity prices or further deterioration is likely to significantly depress levels of exploration, development, and production activity, often reflected as reductions in employees or resource production, and have a material adverse effect on our financial position, results of operations or cash flows.

Additionally, significant new regulatory requirements, including climate change legislation, could have an impact on the demand for and the cost of producing oil, coal and natural gas in the regions where we operate. Many factors affect the supply of and demand for oil, coal, natural gas and other minerals and, therefore, influence product prices, including:

●	the level of activity and developments in the Canadian oil sands;

●	the global level of demand, particularly from China, for coal and other natural resources produced in Australia;

●	the availability of attractive oil and natural gas field prospects, which may be affected by governmental actions or environmental activists which may restrict development;

●	the availability of transportation infrastructure for oil, natural gas and coal, refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

●	global weather conditions and natural disasters;

●	worldwide economic activity including growth in developing countries, such as China and India;

●

national government political requirements, including the ability of the Organization of Petroleum Exporting Companies (OPEC) to set and maintain production levels and prices for oil and government policies which could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;

●	the level of oil and gas production by non-OPEC countries;

●	rapid technological change and the timing and extent of energy resource development, including LNG or other alternative fuels;

●	environmental regulation; and

●	U.S. and foreign tax policies.

Our failure to retain our current customers, renew our existing customer contracts and obtain new customer contracts could adversely affect our business.

Our success depends on our ability to retain our current customers, renew or replace our existing customer contracts and obtain new business. Our ability to do so generally depends on a variety of factors, including overall customer expenditure levels and the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We cannot assure you that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing, or at all, or that our current customers will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. Because global oil prices dropped to their lowest level in five years in the fourth quarter of 2014, our customers may not renew contracts on terms favorable to us or, in some cases, at all, and we may have difficulty obtaining new business. Additionally, several contracts have clauses that allow termination upon the payment of a termination fee. As a result, our customers may choose to terminate their contracts. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness. Customer contract cancellations, the failure to renew a significant number of our existing contracts or the failure to obtain new business would have a material adverse effect on our business and results of operations.

Due to the cyclical nature of the natural resources industry, our business may be adversely affected by extended periods of low oil, coal or natural gas prices or unsuccessful exploration results may decrease our customers’ spending and therefore our results.

Commodity prices have been and are expected to remain volatile. This volatility causes oil and gas and mining companies to change their strategies and expenditure levels. Prices of oil, coal and natural gas can be influenced by many factors, including reduced demand due to lower global economic growth, surplus inventory, improved technology such as the hydraulic fracturing of horizontally drilled wells in shale discoveries, access to potential productive regions and availability of required infrastructure to deliver production to the marketplace. In particular, global demand for both oil and metallurgical coal is, at least partially, dependent on the growth of the Chinese economy. Should GDP growth in China slow further or contract, demand for oil and metallurgical coal and, correspondingly, our accommodations would fall, which would negatively impact our financial results.

Our business typically supports projects that are capital intensive and require several years to generate first production. The economic analyses conducted by our customers in oil sands, Australian mining and LNG investment areas have historically assumed a relatively conservative longer-term price outlook for production from such projects to determine economic viability. Current perceptions of lower commodity prices are causing our customers to reduce or defer major expenditures, particularly in Canada, given the long-term nature of many large scale development projects, adversely affecting our revenues and profitability. In Canada, WCS crude is the benchmark price for our oil sands accommodations’ customers. Historically, WCS has traded at a discount to WTI. Should the price of WTI decline or the WCS discount to WTI widen further, our oil sands customers may delay or eliminate additional investments, reduce their spending in the oil sands region or curtail or shut-down existing operations. Similarly, the volumes and prices of the mineral products of our customers, including coal and gold, have historically varied significantly and are difficult to predict. The demand for, and price of, these minerals and commodities is highly dependent on a variety of factors, including international supply and demand, the price and availability of alternative fuels, actions taken by governments and global economic and political developments. Mineral and commodity prices have fluctuated in recent years and may continue to fluctuate significantly in the future. We expect that a material decline in mineral and commodity prices could result in a decrease in the activity of our customers with the possibility that this would materially adversely affect us. No assurance can be given regarding future volumes and/or prices relating to the activities of our customers. We have experienced in the past, and expect to experience in the future, significant fluctuations in operating results based on these changes. In addition, the carrying value of our lodges or villages could be reduced by extended periods of limited or no activity by our customers, which has required us to record impairment charges equal to the excess of the carrying value of the lodges or villages over fair value and had negatively impacted the value of our goodwill.

In 2014, we recorded goodwill impairments of $202.7 million and impairments of our long-lived assets, including intangibles, of $87.8 million. We may incur additional asset and/or goodwill impairment charges in the future, which charges will affect negatively our results of operations and financial condition.

Exchange rate fluctuations could adversely affect our U.S. dollar reported results of operations and financial position and could impact our ability to pay dividends.

Currency exchange rate fluctuations can create volatility in our consolidated financial position, results of operations and/or cash flows. Because our consolidated financial results are reported in U.S. dollars, if we generate net revenues or earnings in countries whose currency is not the U.S. dollar, the translation of such amounts into U.S. dollars can result in an increase or decrease in the amount of our reported revenues, net income and cash flows depending upon exchange rate movements. For the year ended December 31, 2014, 93% of our revenues originated from subsidiaries outside of the U.S. and were denominated in either the Canadian dollar or the Australian dollar. As a result, a material decrease in the value of these currencies relative to the U.S. dollar has had, and may have in the future, a negative impact on our reported revenues, net income and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition and results of operations. In addition, any dividends we may pay will be paid in U.S. dollars. Weakness in the Canadian and Australian dollars could negatively impact our willingness to repatriate and exchange those foreign earnings and cash flows into U.S. dollars in order to make any dividend payments.

Our functional currency is the U.S. dollar, and we are exposed to currency exchange risk primarily between the U.S. dollar and the Canadian and Australian dollars. We may attempt to limit the risks of currency fluctuation where possible by entering into financial instruments to protect against foreign currency exposure. Our efforts to limit exchange risks may be unsuccessful, thereby exposing us to foreign currency fluctuations that could cause our results of operations, financial condition and cash flows to deteriorate.

We do business in Canada and Australia, whose political and regulatory environments and compliance regimes differ from those in the United States.

A significant portion of our revenue is attributable to operations in Canada and Australia. These activities accounted for 93% of our consolidated revenue in the year ended December 31, 2014. Risks associated with our operations in Canada and Australia include, but are not limited to:

●	foreign currency fluctuations;

●	different taxing regimes;

●	the inability to repatriate earnings or capital in a tax efficient manner;

●	changing political conditions;

●	changing foreign and U.S. monetary policies;

●	regional economic downturns;

●	expropriation, confiscation or nationalization of assets; and

●	foreign exchange limitations.

The regulatory regimes in these countries are substantially different than those in the United States, and are unfamiliar to U.S. investors. Violations of foreign laws could result in monetary and criminal penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

All of our major Canadian lodges are located on land subject to leases; if we are unable to renew a lease, we could be materially and adversely affected.

All of our major Canadian lodges are located on land subject to leases. Accordingly, while we own the accommodations assets, we only own a leasehold in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site. Generally, our leases have an initial term of ten years and will expire between 2015 and 2026 unless extended. We can provide no assurances that we will be able to renew our leases upon expiration on similar terms, or at all. If we are unable to renew leases on similar terms, it may have an adverse effect on our business.

Due to the significant concentration of our business in the oil sands region of Alberta, Canada and in the Bowen Basin coal region of Queensland, Australia, adverse events in these areas could negatively impact our business, and our geographic concentration could limit the number of customers seeking our services.

Because of the concentration of our business in the oil sands region of Alberta, Canada and in the coal producing region of Queensland, Australia, two relatively small geographic areas, we have increased exposure to political, regulatory, environmental, labor, climate or natural disaster events or developments that could disproportionately impact our operations and financial results. For example, in 2011, major flooding caused by seasonal rain and a cyclone impacted areas near our villages in Australia. Also in 2011, forest fires in northern Alberta impacted areas near our Canadian lodges. Due to our geographic concentration, any adverse events or developments in our operating areas may disproportionately affect our financial results.

In addition, a limited number of companies operate in the areas in which our business is concentrated, and occupancy at each of our lodges may be constrained by the radius which potential customers are willing to transport their workers. Our geographic concentration could limit the number of customers seeking our services, and as to any single lodge or village, we may have few potential customers. Therefore, we are subject to volatility in occupancy in any location based on the capital spending plans of a limited number of customers, based on their changing decisions as to whether to outsource or use their own company-owned accommodations and whether other potential customers move into that lodge’s radius.

We will incur incremental U.S. income taxes if we elect to repatriate our foreign earnings to the U.S., and our inability to indefinitely reinvest our foreign earnings could materially adversely affect our results of operations, financial condition and cash flows.

We previously assumed for U.S. tax purposes that a significant portion of the earnings of our non-U.S. subsidiaries would be indefinitely reinvested abroad in the countries where such earnings are derived. However, based on our current forecasts for 2015, we determined that repatriation of a portion of our non-U.S. earnings to the U.S. is likely, because we expect that we will be required to reduce our outstanding indebtedness in order to comply with the maximum leverage ratio covenant as required under our Credit Facility, particularly in the third and fourth quarters of 2015, and that we will have lower earnings and cash flows in 2015. We will incur incremental U.S. income taxes that, subject to the availability of foreign tax credits (which are subject to various limitations), generally are based on the difference between U.S. and foreign income tax rates on such foreign earnings. As a result of the change in expectations, we recognized incremental income tax expense of $26.1 million in the fourth quarter 2014. Future repatriation to the U.S. may be necessary in order to allow for U.S. expansion, to repay debt incurred by Civeo and its U.S. subsidiaries or to satisfy covenants in our debt agreements.

Development of permanent infrastructure in the Canadian oil sands region, regions of Australia or various U.S. locations where we locate our assets could negatively impact our business.

We specialize in providing housing and personnel logistics for work forces in remote areas which often lack the infrastructure typically available in nearby towns and cities. If permanent towns, cities and municipal infrastructure develop, grow or otherwise become available in the oil sands region of northern Alberta, Canada, or regions of Australia where we locate villages, then demand for our accommodations could decrease as customer employees move to the region and choose to utilize permanent housing and food services.

We depend on several significant customers, and the loss of one or more such customers or the inability of one or more such customers to meet their obligations to us could adversely affect our results of operations.

We depend on several significant customers. The majority of our customers operate in the energy or mining industry. For a more detailed explanation of our customers, see “Business” in Item 1. The loss of any one of our largest customers in any of our business segments or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in two industries may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. While we perform ongoing credit evaluations of our customers, we do not require collateral in support of our trade receivables.

As a result of our customer concentration, risks of nonpayment and nonperformance by our counterparties are a concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. In an economic downturn, commodity prices typically decline, and the credit markets and availability of credit could be constrained. Additionally, many of our customers’ equity values could decline. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

We are susceptible to seasonal earnings volatility due to adverse weather conditions in our regions of operations.

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in Canada and Australia, and, to a lesser extent, the Rocky Mountain region and the Gulf of Mexico. A portion of our Canadian operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and our ability to provide services in the second and, to a lesser extent, third quarters. During the Australian rainy season, generally between the months of November and April, our operations in Queensland and the northern parts of Western Australia can be affected by cyclones, monsoons and resultant flooding. Severe winter weather conditions in the Rocky Mountain region of the United States can restrict access to work areas for our customers. Our operations in the Gulf of Mexico are also affected by weather patterns. Furthermore, the areas in which we operate are susceptible to forest fires, which could interrupt our operations and adversely impact our earnings.

Our customers are exposed to a number of unique operating risks and challenges which could also adversely affect us.

We could be materially adversely affected by disruptions to our clients’ operations caused by any one of or all of the following singularly or in combination:

●	U.S. and international pricing and demand for the natural resource being produced at a given project (or proposed project);

●	unexpected problems, higher costs and delays during the development, construction and project start-up which may delay the commencement of production;

●	unforeseen and adverse geological, geotechnical, seismic and mining conditions;

●	lack of availability of sufficient water or power to maintain their operations;

●	lack of availability or failure of the required infrastructure necessary to maintain or to expand their operations;

●	the breakdown or shortage of equipment and labor necessary to maintain their operations;

●

risks associated with the natural resources industry being subject to various regulatory approvals. Such risks may include a government agency failing to grant an approval or failing to renew an existing approval, or the approval or renewal not being provided by the government agency in a timely manner or the government agency granting or renewing an approval subject to materially onerous conditions;

●	risks to land titles, mining titles and use thereof as a result of native title claims;

●	claims by persons living in close proximity to mining projects, which may have an impact on the consents granted;

●	interruptions to the operations of our customers caused by industrial accidents or disputes; and

●	delays in or failure to commission new infrastructure in timeframes so as not to disrupt customer operations.

We may be adversely affected if customers reduce their accommodations outsourcing.

Our business and growth strategies depend in large part on customers outsourcing some or all of the services that we provide. Many oil and gas and mining companies in our core markets own their own accommodations facilities, while others outsource all or part of their accommodations requirements. Customers have largely built their accommodations in the past but will outsource if they perceive that outsourcing may provide quality services at a lower overall cost or allow them to accelerate the timing of their projects. We cannot be certain that these customer preferences will continue or that customers that have outsourced accommodations will not decide to perform these functions themselves or only outsource accommodations during the development or construction phases of their projects. In addition, labor unions representing customer employees and contractors have, in the past, opposed outsourcing accommodations to the extent that the unions believe that third-party accommodations negatively impact union membership and recruiting. The reversal or reduction in customer outsourcing of accommodations could negatively impact our financial results and growth prospects.

Increased operating costs and obstacles to cost recovery due to the pricing and cancellation terms of our accommodation services contracts may constrain our ability to make a profit.

Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages and other labor related expenses, insurance, fuel and utilities, especially to the extent we are unable to recover such increased costs through increases in the prices for our services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our customer contracts. Oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in cost increases in our lodges and villages. From time to time we have experienced increases in our food costs. While we believe a portion of these increases were attributable to fuel prices, we believe the increases also resulted from rising global food demand. In addition, food prices can fluctuate as a result of temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes. While our long term contracts often provide for annual escalation in our room rates for food, labor and utility inflation, we may be unable to fully recover costs and such increases would negatively impact our profitability on contracts that do not contain such inflation protections.

A failure to maintain food safety or comply with government regulations related to food and beverages or serving alcoholic beverages may subject us to liability.

Claims of illness or injury relating to food quality or food handling are common in the food service industry, and a number of these claims may exist at any given time. Because food safety issues could be experienced at the source or by food suppliers or distributors, food safety could, in part, be out of our control. Regardless of the source or cause, any report of food-borne illness or other food safety issues such as food tampering or contamination at one of our locations could adversely impact our reputation, hindering our ability to renew contracts on favorable terms or to obtain new business, and have a negative impact on our sales. Future food product recalls and health concerns associated with food contamination may also increase our raw materials costs and, from time to time, disrupt our business.

A variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including, in some cases, requirements relating to the temperature of food), and the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. We cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended regulations in this area may significantly increase the cost of compliance or expose us to liabilities.

We serve alcoholic beverages at some of our facilities, and must comply with applicable licensing laws, as well as local service laws. These laws generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate these laws, we may be liable to the patron and/or third parties for the acts of the patron. We cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the jurisdictions in which we serve alcoholic beverages. If we are unable to maintain food safety or comply with government regulations related to food, beverages or alcoholic beverages, the effect could be materially adverse to our business or results of operations.

Our land banking strategy may not be successful.

Our land banking strategy is focused on investing early in land in order to gain a strategic, early mover advantage in an emerging region or resource play. However, we cannot assure you that all land that we purchase or lease will be in a region in which our customers require our services in the future. We also cannot assure you that the property acquired by us will be profitably developed. Our land banking strategy involves significant risks that could adversely affect our financial condition, results of operations, cash flow and ability to make distributions and payments to our security holders and the market price of our securities, which include the following risks:

●	the regions in which we invest may not develop or sustain adequate customer demand;

●

we may incur costs to acquire land and/or construct assets without securing a customer contract or prior to finalization of an accommodations contract with a customer and, if the contract is not obtained or delayed, the resulting impact could result in an impairment of the related investment;

●	we may not be able to obtain financing for development projects on favorable terms or at all;

●

we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations, and the issuance of permits is dependent upon a number of factors, including water and waste treatment alternatives available, road traffic volumes and fire conditions in forested areas;

●	development opportunities that we explore may be abandoned and the related investment impaired;

●	the properties may perform below anticipated levels, producing cash flow below budgeted amounts;

●	construction costs, total investment amounts and our share of remaining funding may exceed our estimates and projects may not be completed, delivered or stabilized as planned;

●	we may experience delays (temporary or permanent) if there is public, government or aboriginal opposition to our activities; and

●

substantial renovation, new development and redevelopment activities, regardless of their ultimate success, typically require a significant amount of management’s time and attention, diverting their attention from our day-to-day operations.

Our business is contract intensive and may lead to customer disputes or delays in receipt of payments.

Our business is contract intensive and we are party to many contracts with customers. We periodically review our compliance with contract terms and provisions. If customers were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests could negatively affect sales and operating results. In the past, our customers have withheld payment due to contract or other disputes, which has delayed our receipt of payments. While we do not believe any reviews, audits, delayed payments or other such matters should result in material adjustments, if a large number of our customer arrangements were modified or payments withheld in response to any such matter, the effect could be materially adverse to our business or results of operations.

We are subject to extensive and costly environmental laws and regulations that may require us to take actions that will adversely affect our results of operations.

All of our operations are significantly affected by stringent and complex foreign, federal, provincial, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liabilities for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third-parties. Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. If existing regulatory requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.

Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could adversely impact our operations and financial condition, including the:

●	issuance of administrative, civil and criminal penalties;

●	denial or revocation of permits or other authorizations;

●	reduction or cessation of operations; and

●	performance of site investigatory, remedial or other corrective actions.

Construction risks exist which may adversely affect our results of operations.

There are a number of general risks that might impinge on companies involved in the development, construction, manufacture and installation of facilities as a prerequisite to the management of those assets in an operational sense. We might be exposed to these risks from time to time by relying on these corporations and/or other third parties which could include any and/or all of the following:

●	the construction activities of our accommodations are partially dependent on the supply of appropriate construction and development opportunities;

●

development approvals, slow decision making by counterparties, complex construction specifications, changes to design briefs, legal issues and other documentation changes may give rise to delays in completion, loss of revenue and cost over-runs which may, in turn, result in termination of accommodation supply contracts;

●

other time delays that may arise in relation to construction and development include supply of labor, scarcity of construction materials, lower than expected productivity levels, inclement weather conditions, land contamination, cultural heritage claims, difficult site access or industrial relations issues;

●

objections to our activities or those of our customers aired by aboriginal or community interests, environment and/or neighborhood groups which may cause delays in the granting or approvals and/or the overall progress of a project;

●	where we assume design responsibility, there is a risk that design problems or defects may result in rectification and/or costs or liabilities which we cannot readily recover; and

●

there is a risk that we may fail to fulfill our statutory and contractual obligations in relation to the quality of our materials and workmanship, including warranties and defect liability obligations.

The cyclical nature of our business and a severe prolonged downturn could negatively affect the value of our goodwill and long-lived assets.

As of December 31, 2014, goodwill represented approximately 2% of our total assets, entirely in our Canadian reporting unit. We have recorded goodwill because we paid more for some of our businesses that we acquired than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We evaluate goodwill for impairment at each of our reporting units (Canada, Australia, and U.S.) annually, and when an event occurs or cicumstances change to suggest that the carrying amount may not be recoverable. In 2014, we recognized goodwill impairment losses of $202.7 million in our Australia and U.S. reporting units. We may recognize additional goodwill impairment losses in the future if, among other factors:

●	global economic conditions deteriorate, including a decrease in the price of or demand for oil and natural gas;

●

the outlook for future profits and cash flow for our Canadian reporting unit deteriorate as the result of many possible factors, including, but not limited to, increased or unanticipated competition, technology becoming obsolete, need to satisfy changes in customers’ accommodations requirements, further reductions in customer capital spending plans, loss of key personnel, adverse legal or regulatory judgment(s), future operating losses at a reporting unit, downward forecast revisions, or restructuring plans;

●	costs of equity or debt capital increase; or

●	valuations for comparable public companies or comparable acquisition valuations deteriorate.

In addition, during 2014, we recognized impairments of our long-lived assets totaling $87.8 million. Extended periods of limited or no activity by our customers at our lodges or villages could require us to record further impairment charges equal to the excess of the carrying value of the lodges or villages over fair value or could result in an impairment to our remaining goodwill balance of $45.3 million.

An accidental release of pollutants into the environment may cause us to incur significant costs and liabilities.

There is inherent risk of environmental costs and liabilities in our business as a result of our handling of petroleum hydrocarbons, because of air emissions and waste water discharges related to our operations, and due to historical industry operations and waste disposal practices. Certain environmental statutes impose joint and several strict liability for these costs. For example, an accidental release by us in the performance of services at one of our or our customers’ sites could subject us to substantial liabilities arising from environmental cleanup, restoration costs and natural resource damages, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. We may not be able to recover some or any of these costs from insurance.

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving increasing attention from scientists and legislators alike. The debate is ongoing as to the extent to which our climate is changing, the potential causes of any change and its potential impacts. Some attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Significant focus is being made on companies that are active producers of depleting natural resources.

There are a number of legislative and regulatory proposals to address greenhouse gas emissions, which are in various phases of discussion or implementation. The outcome of Canadian, Australian, U.S. federal, regional, provincial and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

●	result in increased costs associated with our operations and our customers’ operations;

●	increase other costs to our business;

●	reduce the demand for carbon-based fuels; and

●	reduce the demand for our services.

Any adoption of these or similar proposals by Canadian, Australian, U.S. federal, regional or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services. See “Business—Government Regulation” in Item 1 for a more detailed description of our climate-change related risks.

Our inability to control the inherent risks of identifying, acquiring and integrating businesses that we may acquire, including any related increases in debt or issuances of equity securities, could adversely affect our operations.

Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our growth strategy. We may not be able to identify and acquire acceptable acquisition candidates on favorable terms in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. Such additional debt service requirements could impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to stockholders.

We expect to gain certain business, financial and strategic advantages as a result of business combinations we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize these intended benefits. An inability to realize expected strategic advantages as a result of the acquisition would negatively affect the anticipated benefits of the acquisition. Additional risks we could face in connection with acquisitions include:

●	retaining key employees of acquired businesses;

●	retaining and attracting new customers of acquired businesses;

●	retaining supply and distribution relationships key to the supply chain;

●	increased administrative burden;

●	developing our sales and marketing capabilities;

●	managing our growth effectively;

●	potential impairment resulting from the overpayment for an acquisition;

●	integrating operations;

●	managing tax and foreign exchange exposure;

●	potentially operating a new line of business;

●	increased logistical problems common to large, expansive operations; and

●	inability to pursue and protect patents covering acquired technology.

Additionally, an acquisition may bring us into businesses we have not previously conducted and expose us to additional business risks that are different from those we have previously experienced. If we fail to manage any of these risks successfully, our business could be harmed. Our capitalization and results of operations may change significantly following an acquisition, and our stockholders may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

We may not have adequate insurance for potential liabilities and insurance may not cover certain liabilities, including litigation.

Our operations are subject to many hazards. In the ordinary course of business, we become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. We maintain insurance to cover many of our potential losses, and we are subject to various self-retentions and deductibles under our insurance policies. It is possible, however, that a judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured or underinsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position. In addition, we are insured under Oil States’ insurance policies for occurrences prior to the completion of the spin-off. The specifications and insured limits under those policies, however, may be insufficient for such claims. We also face the following other risks related to our insurance coverage:

●	we may not be able to continue to obtain insurance on commercially reasonable terms;

●	the counterparties to our insurance contracts may pose credit risks; and

●	we may incur losses from interruption of our business that exceed our insurance coverage.

Our operations may suffer due to increased industry-wide capacity of certain types of assets.

The demand for and/or pricing of rooms and accommodation service is subject to the overall availability of rooms in the marketplace. If demand for our assets were to decrease, or to the extent that we and our competitors increase our capacity in excess of current demand, we may encounter decreased pricing for or utilization of our assets and services, which could adversely impact our operations and profits.

In addition, we have significantly increased our capacity in the oil sands region over the past seven years and in Australia over the past four years based on our expectation for current and future customer demand for accommodations in these areas. Should our customers build their own facilities to meet their accommodations needs or our competitors likewise increase their available accommodations, or activity in the oil sands or natural resources regions declines significantly, demand and/or pricing for our accommodations could decrease, negatively impacting our profitability.

Loss of key members of our management could adversely affect our business.

We depend on the continued employment and performance of key members of our management. If any of our key managers resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. We do not maintain “key man” life insurance for any of our officers.

Employee and customer labor problems could adversely affect us.

As of December 31, 2014, we were party to collective bargaining agreements covering approximately 1,300 employees in Canada and 400 employees in Australia. In addition, our facilities serving oil sands development work in Northern Alberta, Canada and mining operations in Australia house both union and non-union customer employees. We have not experienced strikes, work stoppages or other slowdowns in the past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations, which could adversely affect our business, financial condition and results of operations. Our current collective bargaining agreements in Canada expire in 2017 and in Australia in 2015 and 2016.

Our historical combined financial information may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

The historical combined financial information for periods prior to the spin-off that we have included in this annual report has been derived from Oil States’ accounting records and may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent, stand-alone entity during the periods presented or those that we will achieve in the future. Oil States did not account for us, and we were not operated, as a separate, stand-alone company for the historical periods prior to the spin-off. The costs and expenses reflected in such financial information include an allocation for certain corporate functions historically provided by Oil States, including expense allocations for: (1) certain corporate functions historically provided by Oil States, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services; (2) certain employee benefits and incentives; and (3) equity-based compensation, that may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Oil States personnel, a pro-rata basis of headcount or other relevant measures of our business and Oil States and its subsidiaries. We have not adjusted our historical combined financial information for periods prior to the spin-off to reflect changes that occurred in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including increased costs associated with an independent board of directors, SEC reporting and the NYSE requirements. Therefore, our historical financial information for periods prior to the spin-off may not necessarily be indicative of what our financial position, results of operations or cash flows will be in the future. For additional information, see “Selected Historical Financial Data” in Item 6 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our financial statements and related notes in Item 8 of this annual report.

We may increase our debt or raise additional capital in the future, which could affect our financial condition, may decrease our profitability or could dilute our shareholders.

We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of our preferred stock, the terms of the debt or our preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of our common stock, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your ownership in us would be diluted. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us.

Our Credit Facility contains operating and financial restrictions that may restrict our business and financing activities.

Our Credit Facility contains, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us. The Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges.

As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to comply with some of the covenants, ratios or tests contained in the Credit Facility may be affected by events beyond our control. If market or other economic conditions remain depressed or further deteriorate, our ability to comply with these covenants, ratios or tests likely will be impaired. Based on our current forecasts for 2015, we expect that we will be required to reduce our outstanding indebtedness in order to comply with our maximum leverage ratio covenant, particularly in the third and fourth quarters of 2015. We may not be able to reduce our indebtedness or otherwise refinance the Credit Facility. A failure to comply with these covenants, ratios or tests could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We currently have a substantial amount of indebtedness. As of December 31, 2014, we had approximately $775.0 million outstanding under the term loan portion of the Credit Facility, $5.8 million of outstanding letters of credit and capacity to borrow an additional $422.0 million under the revolving portion of the Credit Facility. As of December 31, 2014, our borrowing capacity under the revolving portion of the Credit Facility was reduced by approximately $222.2 million due to the negative covenants. If market or other economic conditions remain depressed or further deteriorate, our borrowing capacity may be further reduced.

Our level of indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

●	our indebtedness may increase our vulnerability to general adverse economic and industry conditions;

●	the covenants contained in the Credit Facility limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

●	our debt covenants also affect our flexibility in planning for, and reacting to, changes in the economy and in its industry; and

●	our indebtedness could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our business does not generate sufficient cash flows from operations to enable us to meet our obligations under our indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We may not be able to effect any of these remedies on satisfactory terms or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to the Recent Spin-Off from Oil States

Our costs have increased as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations.

Prior to the spin-off, we operated our business as a segment of a public company. As a stand-alone public company, we are incurring additional legal, accounting, compliance and other expenses. For example, after the spin-off, we are obligated to file with the SEC annual and quarterly information and other reports that are specified in Section 13 and other sections of the Exchange Act. We also are required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of the NYSE, and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us.

The Sarbanes-Oxley Act and the Dodd-Frank Act, as well as new rules subsequently implemented by the SEC and the NYSE, have imposed increased regulation and disclosure and required enhanced corporate governance practices of public companies. We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations and standards in this regard are likely to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. These changes may continue to require a significant commitment of additional resources. We may not be successful in implementing these requirements, and implementing them could materially adversely affect our business, results of operations and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis could be impaired. If we do not implement such requirements in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such action could harm our reputation and the confidence of investors and customers in our company and could materially adversely affect our business and cause our share price to fall.

We potentially could have received better terms from unaffiliated third parties than the terms we receive in our agreements with Oil States.

The agreements we entered into with Oil States in connection with the spin-off, including the separation and distribution agreement, tax sharing agreement, employee matters agreement, indemnification and release agreement and transition services agreement, were negotiated in the context of the separation while we were still a wholly owned subsidiary of Oil States. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or a management team independent of Oil States. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements negotiated in the context of the spin-off relate to, among other things, the allocation of assets, liabilities, rights and other obligations between Oil States and us. Arm’s-length negotiations between Oil States and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party. See Note 14 – Commitments and Contingencies and Note 18 – Related Party Transactions to the notes to consolidated financial statements in Item 8 of this annual report.

Our tax sharing agreement with Oil States may limit our ability to take certain actions, including strategic transactions, and may require us to indemnify Oil States for significant tax liabilities.

Under the tax sharing agreement, we agreed to take certain actions or refrain from taking certain actions to ensure that the spin-off qualifies for tax-free status under section 355 and section 368(a)(1)(D) of the Code. We also made various other covenants in the tax sharing agreement intended to ensure the tax-free status of the spin-off. These covenants restrict our ability to sell assets outside the ordinary course of business, to issue or sell additional common stock or other securities (including securities convertible into our common stock), or to enter into certain other corporate transactions for a period of two years after the spin-off. For example, we may not enter into any transaction that would cause us to undergo either a 50% or greater change in the ownership of our voting stock or a 50% or greater change in the ownership (measured by value) of all classes of our stock in transactions considered related to the spin-off. See Note 14 – Commitments and Contingencies and Note 18 – Related Party Transactions to the notes to consolidated financial statements in Item 8 of this annual report.

Further, under the tax sharing agreement, we are required to indemnify Oil States against certain tax-related liabilities incurred by Oil States (including any of its subsidiaries) relating to the spin-off, to the extent caused by our breach of any representations or covenants made in the tax sharing agreement or the separation and distribution agreement, or made in connection with the private letter ruling or the tax opinion obtained with respect to the spin-off. These liabilities include the substantial tax-related liability (calculated without regard to any net operating loss or other tax attribute of Oil States) that would result if the spin-off of our stock to Oil States stockholders failed to qualify as a tax-free transaction. In addition, we have agreed to pay 50% of any taxes arising from the spin-off to the extent that the tax is not attributable to the fault of either party.

We could have significant tax liabilities for periods during which our subsidiaries and operations were those of Oil States.

For any tax periods (or portion thereof) in which Oil States owned at least 80% of the total voting power and value of our common stock, we and our U.S. subsidiaries will be included in Oil States’ consolidated group for U.S. federal income tax purposes. In addition, we or one or more of our U.S. subsidiaries may be included in the combined, consolidated or unitary tax returns of Oil States or one or more of its subsidiaries for U.S. state or local income tax purposes. Under the tax sharing agreement, for each period in which we or any of our subsidiaries are consolidated or combined with Oil States for purposes of any tax return, and with respect to which such tax return has not yet been filed, Oil States will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary return, except that such pro forma tax return will generally include current income, deductions, credits and losses from us (with certain exceptions), will not include any carryovers or carrybacks of losses or credits and will be calculated without regard to the federal Alternative Minimum Tax. We will reimburse Oil States for any taxes shown on the pro forma tax returns, and Oil States will reimburse us for any current losses or credits we recognize based on the pro forma tax returns. In addition, by virtue of Oil States’ controlling ownership and the tax sharing agreement, Oil States will effectively control all of our U.S. tax decisions in connection with any consolidated, combined or unitary income tax returns in which we (or any of our subsidiaries) are included. The tax sharing agreement provides that Oil States will have sole authority to respond to and conduct all tax proceedings (including tax audits) relating to us, to prepare and file all consolidated, combined or unitary income tax returns in which we are included on our behalf (including the making of any tax elections), and to determine the reimbursement amounts in connection with any pro forma tax returns. This arrangement may result in conflicts of interest between Oil States and us. For example, under the tax sharing agreement, Oil States will be able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Oil States and detrimental to us; provided, however, that Oil States may not make any settlement that would materially increase our tax liability without our consent. See Note 14 – Commitments and Contingencies and Note 18 – Related Party Transactions to the notes to consolidated financial statements in Item 8 of this annual report.

Moreover, notwithstanding the tax sharing agreement, U.S. federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent Oil States or other members of Oil States’ consolidated group fail to make any U.S. federal income tax payments required by law, we could be liable for the shortfall with respect to periods in which we were a member of Oil States’ consolidated group. Similar principles may apply for foreign, state or local income tax purposes where we file combined, consolidated or unitary returns with Oil States or its subsidiaries for federal, foreign, state or local income tax purposes.

If there is a determination that the spin-off is taxable for U.S. federal income tax purposes because the facts, assumptions, representations, or undertakings underlying the tax opinion are incorrect or for any other reason, then Oil States and its stockholders could incur significant income tax liabilities, and we could incur significant liabilities.

Oil States received a private letter ruling from the IRS and an opinion of its outside counsel regarding certain aspects of the spin-off transaction. The private letter ruling and the opinion rely on certain facts, assumptions, representations and undertakings from Oil States and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are, or become, incorrect or not otherwise satisfied, Oil States and its stockholders may not be able to rely on the private letter ruling or the opinion of its tax advisor and could be subject to significant tax liabilities. In addition, an opinion of counsel is not binding upon the IRS, so, notwithstanding the opinion of Oil States’ tax advisor, the IRS could conclude upon audit that the spin-off is taxable in full or in part if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of Oil States or us. If the spin-off is determined to be taxable for U.S. federal income tax purposes for any reason, Oil States and/or its stockholders could incur significant income tax liabilities, and we could incur significant liabilities. For a description of the sharing of such liabilities between Oil States and us, see Note 14 – Commitments and Contingencies and Note 18 – Related Party Transactions to the notes to consolidated financial statements in Item 8 of this annual report.

Third parties may seek to hold us responsible for liabilities of Oil States that we did not assume in our agreements.

Third parties may seek to hold us responsible for retained liabilities of Oil States. Under our agreements with Oil States, Oil States agreed to indemnify us for claims and losses relating to these retained liabilities. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure you that we will be able to recover the full amount of our losses from Oil States.

Our prior and continuing relationship with Oil States exposes us to risks attributable to businesses of Oil States.

Oil States is obligated to indemnify us for losses that a party may seek to impose upon us or our affiliates for liabilities relating to the business of Oil States that are incurred through a breach of the separation and distribution agreement or any ancillary agreement by Oil States or its affiliates other than us, or losses that are attributable to Oil States in connection with the spin-off or are not expressly assumed by us under our agreements with Oil States. Any claims made against us that are properly attributable to Oil States in accordance with these arrangements would require us to exercise our rights under our agreements with Oil States to obtain payment from Oil States. We are exposed to the risk that, in these circumstances, Oil States cannot, or will not, make the required payment.

The spin-off may have exposed us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

The spin-off is subject to review under various state and federal fraudulent conveyance laws. Under these laws, if a court in a lawsuit by an unpaid creditor or an entity vested with the power of such creditor (including without limitation a trustee or debtor-in-possession in a bankruptcy by us or Oil States or any of our respective subsidiaries) were to determine that Oil States or any of its subsidiaries did not receive fair consideration or reasonably equivalent value for distributing shares of our common stock or taking other action as part of the spin-off, or that we or any of our subsidiaries did not receive fair consideration or reasonably equivalent value for incurring indebtedness, including the debt incurred by us in connection with the spin-off, transferring assets or taking other action as part of the spin-off and, at the time of such action, we, Oil States or any of our respective subsidiaries (i) was insolvent or would be rendered insolvent, (ii) had reasonably small capital with which to carry on its business and all business in which it intended to engage or (iii) intended to incur, or believed it would incur, debts beyond its ability to repay such debts as they would mature, then such court could void the spin-off as a constructive fraudulent transfer. If such court made this determination, the court could impose a number of different remedies, including without limitation, voiding our liens and claims against Oil States, or providing Oil States with a claim for money damages against us in an amount equal to the difference between the consideration received by Oil States and the fair market value of our company at the time of the spin-off.

The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if the present fair saleable value of its assets is less than (i) the amount of its liabilities (including contingent liabilities) or (ii) the amount that will be required to pay its probable liabilities on its existing debts as they become absolute and mature. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that we, Oil States or any of our respective subsidiaries were solvent at the time of or after giving effect to the spin-off, including the distribution of shares of our common stock.

Under the separation and distribution agreement, Oil States is and we are responsible for the debts, liabilities and other obligations related to the business or businesses which Oil States and we, respectively, own and operate following the spin-off. Although we do not expect to be liable for any such obligations not expressly assumed by us pursuant to the separation and distribution agreement, it is possible that a court would disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to Oil States, particularly if Oil States were to refuse or were unable to pay or perform the subject allocated obligations. See Note 14 – Commitments and Contingencies and Note 18 – Related Party Transactions to the notes to consolidated financial statements in Item 8 of this annual report.

Risks Related to Our Common Stock

The market price and trading volume of our common stock may be volatile.

The market price of our common stock may be influenced by many factors, some of which are beyond our control, including those described above and the following:

●	changes in financial estimates by analysts and our inability to meet those financial estimates;

●	strategic actions by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

●	variations in our quarterly operating results and those of our competitors;

●	general economic and stock market conditions;

●	risks related to our business and our industry, including those discussed above;

●	changes in conditions or trends in our industry, markets or customers;

●	terrorist acts;

●	future sales of our common stock or other securities; and

●	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We cannot assure you that we will pay dividends in the future, and our indebtedness could limit our ability to pay dividends on our common stock.

We paid quarterly dividends in the amount of $0.13 per share during the third and fourth quarters of 2014. In late December 2014, our board of directors, upon the unanimous recommendation of the value creation committee of the board, unanimously determined to suspend our quarterly dividend in order to maintain our financial flexibility and best position our company for long-term success. The declaration and amount of all dividends will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. In addition, our ability to pay dividends on our common stock is limited by covenants in our credit facility. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes in the United States if we are required to repatriate foreign earnings to pay such dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. There can be no assurance that we will pay a dividend in the future.

Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our stockholders to sell their shares for a premium.

Provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws provide for a classified board of directors, limitations on the removal of directors, limitations on stockholder proposals at meetings of stockholders and limitations on stockholder action by written consent and the inability of stockholders to call special meetings, could make it more difficult for a third-party to acquire control of our company. Our certificate of incorporation also authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could increase the difficulty for a third-party to acquire us, which may reduce or eliminate our stockholders’ ability to sell their shares of our common stock at a premium. In addition, we are subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), which may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts that could have resulted in a premium over the market price for our shares of common stock.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our amended and restated certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for:

●	any derivative action or proceeding brought on our behalf;

●	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders;

●	any action asserting a claim arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; or

●

any action asserting a claim against us that is governed by the internal affairs doctrine, in each such case subject to such Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of our amended and restated certificate of incorporation described in the preceding sentence. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Our business could be negatively affected as a result of the actions of activist shareholders.

Publicly traded companies have increasingly become subject to campaigns by investors seeking to increase shareholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company. For some time, at least one of our shareholders, who, in the past, has been known for its shareholder activism, owns and may continue to own a material portion of our outstanding shares. Given our shareholder composition and other factors, it is possible such shareholder or future activist shareholders may attempt to effect such changes or acquire control over us. Responding to proxy contests and other actions by such activist shareholders or others in the future would be costly and time-consuming, disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of the board of directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our revenue, earnings and operating cash flows could be adversely affected.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table presents information about our principal properties and facilities. Except as indicated below, we own all of the properties or facilities listed below. Each of the properties is encumbered by our secured credit facilities. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Note 10 – Debt to the notes to consolidated financial statements included in Item 8 for additional information concerning our credit facilities. For a discussion about how each of our business segments utilizes its respective properties, please see “Business” in Item 1.

Location	Approximate Square Footage/Acreage	Description
Canada:
Fort McMurray, Alberta (leased land)	240 acres	Wapasu Creek and Henday Lodges
Fort McMurray, Alberta (leased land)	140 acres	Pebble Beach open camp
Fort McMurray, Alberta (leased land)	135 acres	Conklin Lodge
Fort McMurray, Alberta (leased land)	128 acres	Beaver River and Athabasca Lodges
Fort McMurray, Alberta (leased land)	80 acres	McClelland Lake Lodge
Fort McMurray, Alberta	45 acres	Christina Lake Lodge
Acheson, Alberta	40 acres	Office and warehouse
Edmonton, Alberta	33 acres	Manufacturing facility
Grimshaw, Alberta (lease)	20 acres	Equipment yard
Fort McMurray, Alberta (leased land)	18 acres	Anzac Lodge
Edmonton, Alberta (lease)	86,376	Office and warehouse
Edmonton, Alberta (lease)	28,253	Office

Australia:
Coppabella, Queensland, Australia	198 acres	Coppabella Village
Calliope, Queensland, Australia	124 acres	Calliope Village
Narrabri, New South Wales, Australia	82 acres	Narrabri Village
Boggabri, New South Wales, Australia	52 acres	Boggabri Village
Dysart, Queensland, Australia	50 acres	Dysart Village
Middlemount, Queensland, Australia	37 acres	Middlemount Village
Karratha, Western Australia, Australia (own and lease)	34 acres	Karratha Village
Kambalda, Western Australia, Australia	27 acres	Kambalda Village
Nebo, Queensland, Australia	26 acres	Nebo Village
Moranbah, Queensland, Australia	17 acres	Moranbah Village
Ormeau, Queensland, Australia (lease)	3 acres	Manufacturing facility
Sydney, New South Wales, Australia (lease)	17,276	Office
Brisbane, Queensland, Australia (lease)	7,115	Office

United States:
Houston, Texas (lease)	8,900	Principal executive offices
Johnstown, Colorado	153 acres	Manufacturing facility and yard
Killdeer, North Dakota	42 acres	Open camp
Pecos, Texas	35 acres	Open camp
Dickinson, North Dakota (lease)	26 acres	Mobile asset facility and yard
Vernal, Utah (lease)	21 acres	Mobile asset facility and yard
Carrizo Springs, Texas (leased land)	20 acres	Open camp (closed)
Casper, Wyoming (lease)	14 acres	Accommodations facility and yard
Belle Chasse, Louisiana	10 acres	Manufacturing facility and yard
Three Rivers, Texas (lease)	9 acres	Open camp
Big Piney, Wyoming (lease)	7 acres	Mobile asset facility and yard
Stanley, North Dakota (lease)	7 acres	Open camp
Englewood, Colorado (lease)	10,816	Office
Windsor, Colorado (lease)	4,933	Office

We also have various offices supporting our business segments which are both owned and leased. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

Leased land for our lodge properties in Canada refers to land leased from the Alberta government. We also lease land for our Karratha village from the provincial government in Australia. Generally, our leases have an initial term of ten years and will expire between 2015 and 2026.

ITEM 3. Legal Proceedings

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

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Shares

The shares of our common stock trade on the NYSE under the trading symbol “CVEO.” A “when-issued” trading market for shares of our common stock on the NYSE began on May 19, 2014 and “regular-way” trading of shares of our common stock began on June 2, 2014. Prior to May 19, 2014, there was no public market for shares of our common stock. Set forth in the table below for the periods presented are the high and low sale prices for shares of our common stock.

	High	Low	Dividend Declared per Share
Fiscal Year Ending December 31, 2014:
Second Quarter (from June 2, 2014)	$28.40	$22.46	—
Third Quarter	$28.19	$11.60	$0.13
Fourth Quarter	$13.33	$3.88	$0.13

Holders of Record

As of March 6,, 2015, there were 20 holders of record of shares of Civeo common stock.

Dividend Information

We paid quarterly dividends in the amount of $0.13 per share during the third and fourth quarters of 2014. In late December 2014, our board of directors, upon the unanimous recommendation of the value creation committee of the board, unanimously determined to suspend our quarterly dividend in order to maintain our financial flexibility and best position our company for long-term success. Our management team and board of directors regularly evaluate our business, operations, cost structure, capital structure, capital return and capital allocation policies. The declaration and amount of all dividends will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. We can give no assurances that we will pay a dividend in the future.

ITEM 6. Selected Financial Data

The following tables present the selected historical consolidated financial information of Civeo and combined financial information of the accommodations business. The term “accommodations business” refers to Oil States’ historical accommodations segment reflected in its historical combined financial statements discussed herein and included in Item 8 of this annual report. The balance sheet data as of December 31, 2014 and 2013 and the statement of income data for each of the years ended December 31, 2014, 2013 and 2012 are derived from our audited financial statements included in Item 8 of this annual report. The balance sheet data as of December 31, 2012 and 2011 and statement of income data for the year ended December 31, 2011 and 2010 are derived from our audited combined financial statements not included in this annual report. The unaudited balance sheet data as of December 31, 2010 is derived from our accounting records.

All financial information presented after our spin-off from Oil States represents the consolidated results of operation and financial position of Civeo. Accordingly,

●

Our consolidated statement of income data for the year ended December 31, 2014 consists of (i) the combined results of the Oil States’ accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the seven months ended December 31, 2014. Our consolidated statements of operations data for the years ended December 31, 2013, 2012, 2011 and 2010 consist entirely of the combined results of the Oil States’ accommodations business.

●

Our consolidated balance sheet data at December 31, 2014 consists of the consolidated balances of Civeo, while at December 31, 2013, 2012, 2011 and 2010, it consists entirely of the combined balances of the Oil States’ accommodations business.

The historical financial information presented below should be read in conjunction with our financial statements and accompanying notes in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report. The financial information may not be indicative of our future performance and does not necessarily reflect what the financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including changes that have occurred in our operations as a result of our spin-off from Oil States.

	For the year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Income Data:
Revenues	$942,891	$1,041,104	$1,108,875	$864,701	$537,690
Operating income (loss)	(142,891)	259,456	352,929	242,159	141,459
Net income (loss) attributable to Civeo or the Accommodations Business of Oil States International, Inc., as applicable	(189,043)	181,876	244,721	168,505	97,514
Diluted net income (loss) per share attributable to Civeo or the Accommodations Business of Oil States International, Inc., as applicable (1)	(1.77)	1.70	2.29	1.58	0.92

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Balance Sheet Data:
Total assets	$1,829,161	$2,123,237	$2,132,925	$1,799,894	$1,487,462
Long-term debt to affiliates	—	335,171	358,316	350,530	230,944
Long-term debt to third-parties	755,625	—	123,497	126,972	183,822
Total Civeo stockholders’ equity or Oil States net investment, as applicable	858,001	1,591,034	1,410,397	1,122,189	959,823
Cash dividends per share	0.26	—	—	—	—

(1)	On May 30, 2014, 106,538,044 shares of our common stock were distributed to Oil States stockholders in connection with the Spin-Off. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding in our diluted net income (loss) per share calculation, we have assumed these shares were outstanding as of the beginning of each period prior to the separation presented in the calculation of weighted-average shares. In addition, we have assumed the dilutive securities outstanding at May 30, 2014 were also outstanding for each of the periods presented prior to the Spin-Off.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on management’s current expectations, estimates and projections about our business operations. Please read “Cautionary Statement Regarding Forward Looking Statements.” Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including the known material factors set forth in “Part I, Item 1A. Risk Factors.” You should read the following discussion and analysis together with our consolidated financial statements and the notes to those statements in Item 8 of this annual report.

Unless otherwise stated or the context otherwise indicates, all references to “Civeo”, “the Company,” “us,” “our” or “we” for the time period prior to the separation mean the Accommodations business of Oil States. For time periods after the separation, these terms refer to the legal entity Civeo Corporation and its consolidated subsidiaries.

Spin-off

On May 5, 2014, the Oil States board of directors approved the separation of Accommodations into a standalone, publicly traded company, Civeo. In accordance with the separation and distribution agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo it held after the market closed on May 30, 2014 (the Spin-Off). Each Oil States stockholder received two shares of Civeo common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the separation, Oil States received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Civeo common stock was not taxable to Oil States or U.S. Holders of Oil States common stock. Following the separation, Oil States retained no ownership interest in Civeo, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation was filed by Civeo with the SEC and was declared effective on May 8, 2014. On June 2, 2014, Civeo common stock began trading the “regular-way” on the New York Stock Exchange under the “CVEO” stock symbol. Pursuant to the separation and distribution agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

In connection with the spin-off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million. For further discussion, please see “Liquidity and Capital Resources” below and Note 10 – Debt to the notes to consolidated financial statements in Item 8 of this annual report.

Fourth Quarter 2014 Events

The acceleration in November 2014 of the decline in global crude oil prices and forecasts for a potentially protracted period of lower prices have resulted in major oil companies reducing their 2015 capital budgets from 2014 levels. This has had the effect of reducing the near-term allocation of capital to development or expansion projects in the oil sands, which is a major driver of demand for our services in Canada. Likewise in Australia, persistently low metallurgical coal prices continue to negatively impact demand for accommodations in our primary markets. In addition to these operational factors, we expect to be negatively impacted by the continuing weakness in the Canadian and Australian dollars.

Entering 2015, we had approximately 35% to 40% of our lodge rooms contracted in Canada, down from over 75% contracted at the beginning of 2014.  In Australia, we had approximately 35% to 40% of our village rooms contracted, down from over 55% contracted at the beginning of 2014.

Based on our current forecasts for 2015, we expect that we will be required to reduce our outstanding indebtedness in order to comply with the maximum leverage ratio covenant as required under our Credit Facility, particularly in the third and fourth quarters of 2015. Please see Note 10 – Debt to the notes to consolidated financial statements in Item 8 of this annual report for further discussion. This expectation, coupled with our expectations of lower earnings and cash flows in 2015, has caused our expectations surrounding indefinite reinvestment of undistributed earnings of our foreign subsidiaries to change. As a result, we recognized incremental income tax expense of $26.1 million in the fourth quarter 2014. Please see Note 13 – Income Taxes to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

In late 2014, as a result of the factors noted above, management assessed the carrying value of our long-lived assets, which evaluation included amortizable intangible assets, to determine if they continued to be recoverable based on estimated future cash flows. As a result of the assessment, we recorded impairment losses of $76.2 million during 2014, of which $59.0 million related to our U.S. segment and $17.2 million related to our Canadian segment. Of the $59.0 million impairment related to our U.S. segment, $55.8 million reduced the value of our fixed assets and $3.2 million reduced the value of our amortizable intangible assets. Please see Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

In addition, the factors noted above were considered during management’s annual goodwill impairment test, which is conducted as of November 30 each year. As a result of the test, we recorded goodwill impairment losses of $202.7 million during 2014, of which $16.6 million related to our U.S. segment and $186.1 million related to our Australian segment.   We continue to have goodwill related to our Canadian segment, which totaled $45.3 million at December 31, 2014. Please see Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

Redomiciling to Canada

On September 29, 2014, we announced our intention to redomicile the Company to Canada. We expect to execute a “self-directed redomiciling” of the Company as permitted under the U.S. Internal Revenue Code. U.S. federal income tax laws permit a company to change its domicile to a foreign jurisdiction without corporate-level U.S. federal income taxes provided that such company has “substantial business activity” in the relevant jurisdiction. “Substantial business activity” is defined as foreign operations consisting of over 25% of a company’s total (i) revenues, (ii) assets, (iii) employees and (iv) employee compensation. With approximately 50% or more of our operations in Canada based on these metrics, we believe we will qualify for a self-directed redomiciling. We expect to complete the migration in the second or third quarter of 2015. There is no assurance that we will be able to complete the migration in a timely manner or at all, and if completed, we may not achieve the expected benefits. For further information about the redomicile transaction, please see the registration statement on Form S-4 (Registration No. 333-201335) filed by Civeo Canadian Holdings ULC on December 31, 2014.

Description of the Business

We are one of North America’s and Australia’s largest integrated providers of accommodations services for people working in remote locations. Our scalable modular facilities provide long-term and temporary work force accommodations where traditional infrastructure is insufficient, inaccessible or not cost effective. Once facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and redeployment logistics. Our accommodations support workforces in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications as well as disaster relief efforts, primarily in Canada, Australia and the U.S. We operate in three principal reportable business segments – Canadian, Australian and U.S.

Basis of Presentation

Prior to the Spin-Off, our financial position, results of operations and cash flows consisted of the Oil States’ Accommodations business, which represented a combined reporting entity. The combined financial statements included in this annual report have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Oil States. The combined financial statements reflect our historical financial position, results of operations and cash flows as we were historically managed, in conformity with U.S. GAAP. The combined financial statements include certain assets and liabilities that have historically been held at the Oil States corporate level, but are specifically identifiable or otherwise attributable to us.

All financial information presented after the spin-off represents the consolidated results of operation, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity / net investment for the year ended December 31, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the seven months ended December 31, 2014. Our consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity / net investment for the years ended December 31, 2013 and 2012 consist entirely of the combined results of the Oil States’ Accommodations business.

●

Our consolidated balance sheet at December 31, 2014 consists of the consolidated balances of Civeo, while at December 31, 2013, it consists entirely of the combined balances of the Oil States’ Accommodations business.

The assets and liabilities in our consolidated financial statements have been reflected on a historical basis, as immediately prior to the Spin-Off all of the assets and liabilities presented where wholly owned by Oil States and were transferred within the Oil States consolidated group. All significant intercompany transactions and accounts have been eliminated. All affiliate transactions between Civeo and Oil States have been included in the consolidated financial statements included in this annual report.

The consolidated financial statements for periods prior to the Spin-Off included expense allocations for: (1) certain corporate functions historically provided by Oil States, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services; (2) certain employee benefits and incentives; and (3) equity-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Oil States personnel, a pro-rata basis of headcount or other relevant measures of Oil States and its subsidiaries. We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the Spin-Off, we are performing these functions using our own resources or purchased services. For an interim period, however, some of these functions continued to be provided by Oil States under a transition services agreement, which extended for a period of up to nine months, depending on the service being provided. See Note 18 – Related Party Transactions to the notes to consolidated financial statements in Item 8 of this annual report.

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

In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands accommodations’ customers. Pricing for WCS is driven by several factors. A significant factor affecting WCS pricing is the underlying price for West Texas Intermediate (WTI) crude. Another significant factor affecting WCS pricing has been the availability of transportation infrastructure. Historically, WCS has traded at a discount to WTI, creating a “WCS Basis Differential,” due to transportation costs and limited capacity to move Canadian heavy oil production to refineries, primarily in the U.S. Gulf Coast. Depending on the extent of pipeline capacity availability, the WCS Basis Differential has varied.

In the fourth quarter 2014, global oil prices dropped to their lowest level in five years due to concerns over global oil demand, the economic growth rate in China, the overall economic health of Europe and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply including increased U.S. shale oil production has also negatively impacted pricing. With falling Brent Crude and WTI oil prices, WCS has also fallen. WCS prices in the first quarter of 2015 through March 6, 2015 averaged $35.46 per barrel compared to $57.75 and $78.69 per barrel in the fourth and third quarters of 2014, respectively. The WCS Basis Differential expanded from $14.25 per barrel at the end of the third quarter of 2014 to $16.00 per barrel by December 31, 2014. As of March 6, 2015, the WTI price was $49.61 and the WCS price was $34.86, resulting in a WCS Basis Differential of $14.75.

There remains a significant risk that prices in the oil sands could continue to deteriorate or remain at current depressed levels going forward. Additionally, if the discount between WCS crude prices and WTI crude prices widens, our oil sands customers are more likely to delay additional investments in their oil sands assets. A continuation of these depressed price levels is likely to significantly depress levels of exploration, development and production activity by Canadian operators and demand for our services, particularly in 2015.

Our Australian villages in the Bowen Basin primarily serve coal mines in that region. Met coal pricing and growth in production in the Bowen Basin region is influenced by levels of global steel production. Growth in worldwide steel demand has decreased from 3.8% in 2013 to 2.0% in 2014. Furthermore, because Chinese steel production has been growing at a slower pace than that experienced in 2011 and 2012, Chinese demand for imported steel inputs such as met coal and iron ore continued to decrease during 2014 compared to 2013. Because of this, coupled with the fact that Australian met coal output has increased 12% during 2014 compared to 2013, met coal prices have decreased materially from over $160/metric ton at the beginning of 2013 to approximately $119/metric ton as of December 31, 2014. Depressed met coal prices have led to the implementation of cost control measures by our customers, some coal mine closures and delays in the start-up of new coal mining projects in Australia. A continued depressed met coal price will impact our customers’ future capital spending programs. However, steel consumption per capita in China is less than one-third of the amount installed in the U.S. economy, leading others to a forecast of a favorable outlook for Chinese steel production and met coal demand over a longer time horizon.

Natural gas and WTI crude oil prices, discussed above, have an impact on the demand for our U.S. accommodations. Prices for natural gas in the U.S. averaged $4.26 per mcf in 2014, a 14% increase over the 2013 average price. However, U.S. natural gas production has outpaced demand recently, which has caused prices to continue to be weak relative to historical prices and weaker prices are expected to continue. At these levels, it is uneconomic to increase development in several domestic, gas-focused basins. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per ton)	Henry Hub Natural Gas (per mcf)
First Quarter through 3/6/15	$49.07	$35.46	$117.00	$2.84
12/31/2014	73.21	57.75	119.00	3.83
9/30/2014	97.60	78.69	120.00	3.95
6/30/2014	103.06	83.78	120.00	4.58
3/31/2014	98.68	77.76	143.00	5.18
12/31/2013	97.50	66.34	152.00	3.85
9/30/2013	105.83	83.10	145.00	3.55
6/30/2013	94.05	77.48	172.00	4.02
3/31/2013	94.33	66.86	165.00	3.49
12/31/2012	88.01	61.34	170.00	3.40
9/30/2012	92.17	76.75	225.00	2.88
6/30/2012	93.38	73.53	210.00	2.29
3/31/2012	102.85	75.82	235.00	2.44
12/31/2011	94.03	81.56	285.00	3.32

(1)     Source: WTI crude and natural gas prices from U.S. Energy Information Administration (EIA) and WCS crude prices and Seaborne hard coking coal contract price from Bloomberg.

Overview

As noted above, demand for our services is primarily tied to the long-term outlook for crude oil and met coal prices. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the U.S., Canada, Australia and other markets.

Our business is predominantly located in northern Alberta, Canada and Queensland, Australia, and we derive most of our business from resource companies who are developing and producing oil sands and met coal resources and, to a lesser extent, other hydrocarbon and mineral resources. More than three-fourths of our revenue is generated by our large-scale lodge and village facilities. Where traditional accommodations and infrastructure are insufficient, inaccessible or not cost effective, our lodge and village facilities provide comprehensive accommodations services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee per day basis covering lodging and meals that is based on the duration of their needs which can range from several weeks to several years.

Generally, our customers are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives of ten years to in excess of thirty years. Consequently, these investments are dependent on those customers’ longer-term view of commodity demand and prices.

Announcements of certain new and expanded oil sands projects can create the opportunity to extend existing accommodations contracts and incremental contracts for us in Canada. There have been few new or expanded projects announced in recent months, but we were awarded a three-year contract in January 2014 to provide accommodations in support of a new oil sand mining project. We will serve this client at our new McClelland Lake Lodge, which began operations in the second quarter of 2014 and had 1,888 rooms operational as of December 31, 2014.

With the current commodity price environment and expected demand, lingering concerns about take-away capacity out of the oil sands region and continued high costs including labor costs, the current outlook for oil sands activity has continued to deteriorate for 2015. Project delays and cancellations continued with recent cancellations by Total, StatOil, Husky and the Korean National Oil Company. Although we are currently the primary third-party accommodations provider for the two major construction projects in the oil sands region, Suncor’s Fort Hills project and Imperial Oil’s Kearl Project, outlook for additional major oil sands construction projects is limited. Oil sands operators are looking to reduce their costs and focus their spending on sustaining capital projects, limiting the demand for accommodations like we provide. As a result, we experienced materially lower revenues and earnings from our Canadian operations in the fourth quarter of 2014 and expect this trend to continue for the full year 2015.

We expanded our Australian room capacity in 2012 and 2013 to meet increasing demand, notably in the Bowen Basin in Queensland and in the Gunnedah Basin in New South Wales to support coal production, and in Western Australia to support LNG and other energy-related projects. In early 2013, a confluence of low met coal pricing, additional carbon and mining taxes on our Australian accommodations customers and several years of cost inflation caused several of our customers to curtail production from higher cost mines and delay or materially reduce their growth plans. This has negatively affected our ability to expand our room count and has led to a decrease in occupancy levels. It has also caused one of our customers to reduce their forward room commitments in return for paying us contract amendment payments beginning in March 2014, which is being recognized as additional revenue on a straight-line basis over the remaining life of the customer contracts. Despite the recent repeal of carbon and mining taxes, continued concerns about China’s economy, which significantly influences the global demand for steel, and therefore, met coal, the outlook for met coal demand continues to be negative. As a result, our Australian business experienced lower occupancy levels for the fourth quarter of 2014, and we expect this trend to continue into 2015.

Exchange rates between the U.S. dollar and the Canadian dollar and between the U.S. dollar and the Australian dollar influence our U.S. reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.91 for 2014 compared to U.S. $0.97 for 2013, a decrease of approximately 7%. The Canadian dollar was valued at an exchange rate of $0.86 on December 31, 2014 and $0.79 on March 6, 2015. The Australian dollar was valued at an average exchange rate of U.S. $0.90 for 2014 compared to U.S. $0.97 for 2013, a decrease of approximately 7%. The Australian dollar was valued at an exchange rate of $0.82 on December 31, 2014 and $0.77 on March 6, 2015. This weakening of the Canadian and Australian dollars has and may continue to have a proportionately negative impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business. We currently expect that our 2015 capital expenditures will total approximately $75 million to $85 million, compared to 2014 capital expenditures of $251 million. Please see “Liquidity and Capital Resources” below for further discussion of 2015 and 2014 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the years ended December 31, 2014 and 2013 is based on a comparison with the corresponding period of 2013 and 2012, respectively.

Results of Operations – Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	YEAR ENDED DECEMBER 31,
	2014	2013	Change
	($ in thousands)
Revenues
Canada	$661,416	$710,538	$(49,122)
Australia	213,279	255,457	(42,178)
United States and other	68,196	75,109	(6,913)
Total revenues	942,891	1,041,104	(98,213)
Costs and expenses
Cost of sales and services
Canada	402,182	398,998	3,184
Australia	89,507	96,121	(6,614)
United States and other	53,232	54,496	(1,264)
Total cost of sales and services	544,921	549,615	(4,694)
Selling, general and administrative expenses	70,345	69,590	755
Spin-off and formation costs	4,350	--	4,350
Depreciation and amortization expense	174,970	167,213	7,757
Impairment expense	290,508	--	290,508
Other operating expense (income)	688	(4,770)	5,458
Total costs and expenses	1,085,782	781,648	304,134
Operating income (loss)	(142,891)	259,456	(402,347)

Interest expense and income, net	(20,916)	(23,837)	2,921
Other income	7,524	3,749	3,775
Income (loss) before income taxes	(156,283)	239,368	(395,651)
Income tax benefit (provision)	(31,379)	(56,056)	24,677
Net income (loss)	(187,662)	183,312	(370,974)
Less: Net income (loss) attributable to noncontrolling interest	1,381	1,436	(55)
Net income (loss) attributable to Civeo	$(189,043)	$181,876	$(370,919)

We reported net loss attributable to Civeo for the year ended December 31, 2014 of $189.0 million, or $1.77 per diluted share. As further discussed below, net loss included the following items:

●	A $202.7 million pre-tax loss ($201.2 million after-tax, or $1.89 per diluted share) from goodwill impairments, included in Impairment expense below;
●	a $75.6 million pre-tax loss ($50.9 million after-tax, or $0.48 per diluted share) from fixed asset impairments, included in Impairment expense below;
●

a $34.9 million tax expense ($0.33 per diluted share) from the establishment of a deferred tax liability related to a portion of our undistributed foreign earnings which we no longer intend to indefinitely reinvest and a valuation allowance related to deferred tax assets related to capital losses that are not expected to be realized, included in Income tax provision below;

●	an $12.2 million pre-tax loss ($8.4 million after-tax, or $0.08 per diluted share) from intangible asset impairments, included in Impairment expense below,
●

a $7.8 million pre-tax loss ($5.1 million after-tax, or $0.05 per diluted share) from transition costs and debt extinguishment costs incurred in connection with the Spin-Off from Oil States, included Spin-Off and formation costs and Interest expense below;

●

a $4.1 million pre-tax loss ($3.1 million after-tax, or $0.03 per diluted share) from severance costs associated with the termination of an executive, included in Selling, general and administrative expenses below; and

●

a $2.6 million pre-tax loss ($1.7 million after-tax, or $0.02 per diluted share) from costs associated with the proposed migration to Canada, included in Selling, general and administrative expenses below.

These results compare to net income attributable to Civeo for the year ended December 31, 2013 of $181.9 million, or $1.70 per diluted share, including a pre-tax gain of $4.0 million ($2.6 million after-tax), or $0.02 per diluted share after-tax from a decrease to a liability associated with contingent acquisition consideration. 2013 net income also included $1.2 million, or $0.01 per diluted share after-tax, of losses incurred on extinguishment of debt.

Revenues. Consolidated revenues decreased $98.2 million, or 9%, in 2014 compared to 2013. This decline was largely driven by the weakening of the Canadian and Australian dollars and decreased occupancy and room rates in both our Canada and Australia segments, as further described in the segment discussions below.

Cost of Sales and Services. Our consolidated cost of sales decreased $4.7 million, or 1%, in 2014 compared to 2013 primarily due to increases in average available rooms and product costs in Canada, offset by decreased occupancy in Australia, as further described in the segment discussions below.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $0.8 million, or 1%, in 2014 compared to 2013 primarily due to increases to SG&A due to an increase of approximately $8.1 million related to costs associated with being a publicly traded company, $4.1 million in severance costs and $2.6 million in redomiciling costs. These items were offset favorably due to foreign exchange rates of approximately $3.5 million, a $2.0 million refund of surplus medical premiums from our Canadian medical benefits provider based on lower experience ratings, a recovery of previously reserved receivables of approximately $1.4 million, reduced bonus accruals for 2014 compared to 2013 and lower compensation expense associated with phantom share awards. Because of the decline in our stock price during the last three months of 2014, and because we remeasure these awards at each reporting date, we recognized $1.9 million of expense on the phantom shares in 2014 compared to $3.9 million in 2013.

Spin-Off and Formation Costs. Spin-off and formation costs of $4.3 million relate to transition costs incurred during 2014 associated with becoming a stand-alone company.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $7.8 million, or 5%, in 2014 compared to 2013 primarily due to capital expenditures made during the last twelve months largely related to investments in our Canadian segment.

Impairment Expense. Pretax impairment expense of $290.5 million in 2014 included the following items:

●

Pretax impairment losses associated with long-lived assets of $76.2 million, of which $59.0 million related to our U.S. segment and $17.2 million related to our Canadian segment. Of the $59.0 million impairment related to our U.S. segment, $55.8 million reduced the value of our fixed assets and $3.2 million reduced the value of our amortizable intangible assets. Please see Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

●

Goodwill impairment losses of $202.7 million, of which $16.6 million related to our U.S. segment and $186.1 million related to our Australian segment. Please see Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

●

A $9.0 million impairment of an intangible asset in Australia. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand was nil.

●	An impairment totaling $2.6 million on assets that are in the custody of non-paying customers in Mexico, and for which the return or reimbursement is unlikely.

Operating Income. Consolidated operating income decreased $402.3 million, or 155.1%, in 2014 compared to 2013 primarily due to the impairments noted above, as well as lower contracted rates in Canada, lower occupancy levels in Australia and lower utilization in the U.S., partially offset by the increase in average available rooms in Canada.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, decreased by $2.9 million, or 12%, in 2014 compared to 2013 primarily due to seven months of interest associated with the new credit facility in 2014, compared to interest expense associated with the affiliate debt for all of 2013. This decrease is partially offset due to the write-off of $3.5 million debt issuance costs associated with the credit agreement that was terminated in conjunction with the Spin-Off. Additionally, interest income was higher in 2014 as a result of higher cash balances during 2014 compared to 2013.

Income Tax Provision. Our income tax expense for the year ended December 31, 2014 totaled $31.4 million, or 20.1% of pretax loss, compared to income tax expense of $56.1 million, or 23.4% of pretax income, for the year ended December 31, 2013. Generally, our effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates. However, in 2014, our income tax provision and effective tax rate was impacted by the effect of non-deductible goodwill impairment charges, a valuation allowance of approximately $51.4 million established against deferred tax assets in Australia that are related to capital losses and not expected to be realized and a deferred tax liability of $25.3 million related to a portion of our undistributed foreign earnings which we no longer intend to continue to indefinitely reinvest.

Other Comprehensive Income (Loss). Other comprehensive loss decreased $29.0 million in 2014 compared to 2013 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 8% in 2014 compared to a 6% decrease in 2013. The Australian dollar exchange rate compared to the U.S. dollar decreased 8% in 2014 compared to a 14% decrease in 2013.

Segment Results of Operations – Canadian Segment

	YEAR ENDED DECEMBER 31,
	2014	2013	Change
Revenues ($ in thousands)
Lodge revenue (1)	$497,216	$548,743	$(51,527)
Mobile, open camp and product revenue	164,200	161,795	2,405
Total revenues	$661,416	$710,538	$(49,122)

Cost of sales and services ($ in thousands)	$402,182	$398,998	$3,184

Gross margin as a % of revenues	39.2%	43.8%	(4.6)%

Average Available Lodge Rooms (2)	12,557	11,541	1,016

RevPAR for Lodges (3)	$108	$130	$(22)

Occupancy in Lodges (4)	85%	92%	(7%)

Canadian dollar to U.S. dollar	$0.906	$0.971	$(0.065)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as lodge revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in 2014 that were $49.1 million, or 7%, lower than 2013. The weakening of the Canadian dollar relative to the U.S. dollar by 6.7% in 2014 compared to 2013 resulted in a $48.0 million year-over-year reduction in revenues. In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced a 3% decline in lodge revenues primarily due to a 11% year-over-year decrease in RevPAR largely related to lower room rates. Revenues were also reduced by approximately $4.9 million due to a contract amendment. Lodge revenues in 2014 were positively affected by a 9% increase year-over-year in average available rooms, due largely to the opening of the McClelland Lake Lodge in June 2014. Excluding the impact of weaker Canadian exchange rates, mobile, open camp and contract camp revenue was essentially flat year over year. Finally, product sales in 2014 were significantly higher than in 2013, due to several significant sales. Overall, Canadian product sales were $23.0 million for 2014 compared to $10.3 million for 2013.

Our Canadian segment cost of sales and services increased $3.2 million, or 1% in 2014 compared to 2013. The increase was driven by the increase in available rooms discussed above, as well as an increase in costs associated with product sales. This was slightly offset by a decrease in cost of sales and services related to lower occupancy. Although revenue decreased due to lower room rates, a corresponding decrease did not occur in costs of sales and services, as occupancy levels decreased to a lesser extent. However, the weakening of the average exchange rates resulted in a $29.1 million reduction in cost of sales.

Our Canadian segment gross margin as a percentage of revenues decreased from 43.8% in 2013 to 39.2% in 2014 primarily due to lower contracted room rates and occupancy in Canada. In addition, Canadian product sales generated gross margin of $0.8 million and $3.0 million for 2014 and 2013, respectively.

Segment Results of Operations – Australian Segment

	YEAR ENDED DECEMBER 31,
	2014	2013	Change
Revenues ($ in thousands)
Village revenue (1)	$213,279	$255,457	$(42,178)

Cost of sales ($ in thousands)	$89,507	$96,121	$(6,614)

Gross margin as a % of revenues	58.0%	62.4%	(4.4)%

Average Available Village Rooms (2)	9,271	8,925	346

RevPAR for Villages (3)	$63	$78	$(15)

Occupancy in Villages (4)	68%	83%	(15)%

Australian dollar to U.S. dollar	$0.902	$0.965	$(0.063)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as village revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Australian segment reported revenues in 2014 that were $42.2 million, or 16.5%, lower than 2013. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 6.5% in 2014 compared to 2013 resulted in a $15.8 million year-over-year reduction in revenues. Village revenues in 2014 were also negatively impacted by lower occupancy levels compared to 2013, primarily as a result of lower met coal prices and the resultant slowdown in mining activity partially offset by the contributions of the Boggabri Village, which commenced operations late in the third quarter of 2013.

Our Australian segment cost of sales decreased $6.6 million, or 6.9%, in 2014 compared to 2013. The decrease was driven almost entirely by the weakening of the Australian dollar. Although lower occupancy levels were experienced in many of our villages, this was offset by full year costs of the Boggabri Village, which commenced operations late in the third quarter 2013. Additionally, cost of sales was negatively impacted by increased repair and maintenance costs associated with a water treatment facility as well as higher development expenses.

Our Australian segment gross margin as a percentage of revenues declined from 62.4% in 2013 to 58% in 2014. This decrease was due to the continued slowdown in mining activity, driving lower occupancy levels.

Segment Results of Operations – United States Segment

	YEAR ENDED DECEMBER 31,
	2014	2013	Change

Revenues ($ in thousands)	$68,196	$75,109	$(6,913)

Cost of sales ($ in thousands)	$53,232	$54,496	$(1,264)

Gross margin as a % of revenues	21.9%	27.4%	(5.5)%

Our United States segment reported revenues in 2014 of $68.2 million, which were $6.9 million, or 9.2%, lower than 2013. Our offshore fabrication sales were down approximately $5.8 million, due to a significant project recognized in 2013 that was not repeated in 2014. Wellsite services and offshore rentals revenues were also down approximately $0.7 million and $1.1 million, respectively, due to reduced activity. These items were partially offset by an increase to mobile camp revenues of approximately $1.1 million resulting from the addition of two new lodges, which began operating in July and December 2013, respectively.

Our United States cost of sales decreased $1.3 million, or 2.3%, in 2014 compared to 2013. The decrease was driven by the reduced activity levels noted above.

Our United States segment gross margin as a percentage of revenues decreased from 27.4% in 2013 to 21.9% in 2014 primarily due to margin decreases in wellsite services and offshore.

Consolidated Results of Operations – Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	YEAR ENDED DECEMBER 31,
	2013	2012	Change
	($ in thousands)
Revenues
Canada	$710,538	$717,160	$(6,622)
Australia	255,457	276,214	(20,757)
United States and other	75,109	115,501	(40,392)
Total revenues	1,041,104	1,108,875	(67,771)
Costs and expenses
Cost of sales and services
Canada	398,998	386,878	12,120
Australia	96,121	104,562	(8,441)
United States and other	54,496	60,918	(6,422)
Total cost of sales and services	549,615	552,358	(2,743)
Selling, general and administrative expenses	69,590	64,206	5,384
Depreciation and amortization expense	167,213	139,047	28,166
Other operating expense (income)	(4,770)	335	(5,105)
Total costs and expenses	781,648	755,946	25,702
Operating income	259,456	352,929	(93,473)

Interest expense and income, net	(23,837)	(26,159)	2,322
Other income	3,749	3,438	311
Income before income taxes	239,368	330,208	(90,840)
Income tax provision	(56,056)	(84,266)	28,210
Net income	183,312	245,942	(62,630)
Less: Net income attributable to noncontrolling interest	1,436	1,221	215
Net income attributable to Civeo	$181,876	$244,721	$(62,845)

We reported net income attributable to Civeo for the year ended December 31, 2013 of $181.9 million, or $1.70 per diluted share, including a pre-tax gain of $4.0 million ($2.6 million after-tax), or $0.02 per diluted share after-tax from a decrease to a liability associated with contingent acquisition consideration. Net income for 2013 also included $1.2 million, or $0.01 per diluted share after-tax, of losses incurred on extinguishment of debt. These results compare to net income attributable to Civeo for the year ended December 31, 2012 of $244.7 million, or $2.29 per diluted share, which included a gain of $17.9 million from a favorable contract settlement reported in our U.S. segment.

Revenues. Consolidated revenues decreased $67.8 million, or 6%, in 2013 compared to 2012. This decline was largely driven by decreases in all three of our segments, as further described in the segment discussions below.

Cost of Sales and Services. Our consolidated cost of sales decreased $2.7 million, or less than 1%, in 2013 compared to 2012 primarily due to reduced costs in Australia and the U.S., offset by increased costs in Canada. Please see further description in the segment discussions below.

Selling, General and Administrative Expenses. SG&A expense increased $5.4 million, or 8%, in 2013 compared to 2012 primarily due to increased bad debt expense, professional fees, rent and employee-related costs, partially offset by the weakening of the Australian and Canadian dollars relative to the U.S. dollar in 2013 compared to 2012.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $28.2 million, or 20%, in 2013 compared to 2012 primarily due to capital expenditures made in Canadian lodges and Australian villages during 2012 and 2013.

Operating Income. Consolidated operating income decreased $93.4 million, or 26%, in 2013 compared to 2012 primarily due to the favorable contract settlement reported in our U.S. segment in 2012, the lower RevPAR in Canada, lower occupancy levels in Australia, increased depreciation expense on accommodations assets and lower utilization for our U.S. assets, partially offset by an increase in average available rooms in 2013 compared to 2012 and a gain of $4.0 million from a reduction in the fair value of a liability associated with contingent acquisition consideration in our U.S. segment.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, decreased by $2.3 million, or 9%, in 2013 compared to 2012 primarily due to decreased interest expense on the Canadian dollar-denominated long-term debt with affiliates as a result of the weakening of the Canadian dollar to U.S. dollar exchange rate in 2013 compared to 2012. During the second quarter of 2013, $1.2 million of deferred financing costs, representing the remaining unamortized balance of deferred financing costs associated with our Canadian term loan, was expensed due to its repayment in full. Interest income increased as a result of increased cash balances in interest bearing accounts.

Income Tax Provision. Our income tax provision in 2013 totaled $56.1 million, or 23% of pretax income, compared to income tax expense of $84.3 million, or 26% of pretax income, in 2012. The effective tax rates for the year ended December 31, 2013 and 2012, respectively, are lower than U.S. statutory rates due to a lower proportion of U.S. income which is taxed at higher statutory rates. Statutory corporate, federal tax rates in Canada and Australia were 25% and 30%, respectively, in both 2013 and 2012. The effective tax rate is below the statutory rate due to permanent differences related to the acquisition of our Australian operations.

Other Comprehensive Income (Loss). Other comprehensive loss increased $184.6 million in 2013 compared to 2012 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 6% in 2013 compared to a 2% increase in 2012. The Australian dollar exchange rate compared to the U.S. dollar decreased 14% in 2013 compared to a 1% increase in 2012.

Segment Results of Operations – Canadian Segment

	YEAR ENDED DECEMBER 31,
	2013	2012	Change
Revenues ($ in thousands)
Lodge revenue (1)	$548,743	$550,171	$(1,428)
Mobile, open camp and product revenue	161,795	166,989	(5,194)
Total revenues	$710,538	$717,160	$(6,622)

Cost of sales and services ($ in thousands)	$398,998	$386,878	$12,120

Gross margin as a % of revenues	43.8%	46.1%	(2.3% )

Average Available Lodge Rooms (2)	11,541	10,660	881

RevPAR for Lodges (3)	$130	$141	$(11)

Occupancy in Lodges (4)	92%	93%	(1)%

Canadian dollar to U.S. dollar	$0.971	$1.001	$(0.030)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as lodge revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in 2013 that were $6.6 million, or 1%, lower than those in 2012. The decrease in Canadian accommodations revenue primarily resulted from a 8% reduction in RevPAR in our lodges. The RevPAR reduction was due to a 3% weakening of the Canadian dollar relative to the U.S. dollar as well as lower contracted rates at our Wapasu Lodge and modestly reduced occupancy at our Beaver River and Athabasca Lodges. Those declines were partially offset by an 8% increase in the average number of available lodge rooms.

Our Canadian segment cost of sales increased $12.1 million, or 3%, in 2013 compared to 2012, due primarily to increased room capacity at Henday and Conklin lodges, as well as the start-up of Anzac Lodge.

Our Canadian segment gross margin as a percentage of revenues fell from 46% in 2012 to 44% in 2013 primarily due to lower room rates.

Segment Results of Operations – Australian Segment

	YEAR ENDED DECEMBER 31,
	2013	2012	Change
Revenues ($ in thousands)
Village revenue (1)	$255,457	$273,722	$(18,265)
Mobile, open camp and product revenue	--	2,492	(2,492)
Total revenues	$255,457	$276,214	$(20,757)

Cost of sales ($ in thousands)	$96,121	$104,562	$(8,441)

Gross margin as a % of revenues	62.4%	62.1%	0.3%

Average Available Village Rooms (2)	8,925	7,761	1,164

RevPAR for Villages (3)	$78	$97	$(19)

Occupancy in Villages (4)	83%	93%	(10%)

Australian dollar to U.S. dollar	$0.965	$1.036	$(0.071)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as village revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Australian segment reported revenues in 2013 that were $20.7 million, or 7%, below 2012. Increased revenue at our Coppabella and Narrabri villages due to room additions as well as contributions from our new Karratha village were offset by lower occupancy at our Middlemount and Calliope villages. Additionally, the exchange rate between the U.S. dollar and Australian dollar resulted in a 7% year over year reduction in revenue. Within Australia, the average number of available rooms increased by 15%, but unfavorable exchange rate movements and reduced occupancy at Calliope and Middlemount contributed to a decrease in RevPAR of 19%.

Our Australian segment cost of sales decreased $8.4 million, or 8%, in 2013 compared to 2012 primarily due to a weaker Australian dollar relative to the U.S. dollar and lower occupancy partially offset by an increased room capacity of 15%.

Our Australian segment gross margin as a percentage of revenues was flat at 62% in 2013 compared to 2012.

Segment Results of Operations – United States Segment

	YEAR ENDED DECEMBER 31,
	2013	2012	Change

Revenues ($ in thousands)	$75,109	$115,502	$(40,393)

Cost of sales ($ in thousands)	$54,496	$60,918	$(6,422)

Gross margin as a % of revenues	27.4%	47.3%	(19.9)%

Our U.S. segment reported revenues in 2013 that were $40.4 million, or 35%, below 2012. The decrease in U.S. revenue was primarily due to lower utilization of our rooms due to poor weather conditions in the Bakken region, a weaker land drilling market in the regions in which we serve, as well as a surplus of available rooms. Additionally, 2012 results included $18.3 million in revenue from a favorable contract settlement reported during the first quarter of 2012.

Our U.S. segment cost of sales decreased $6.4 million, or 11%, in 2013 compared to 2012 primarily due to lower revenues in the segment.

Our U.S. segment gross margin as a percentage of revenues decreased from 47% in 2012, which was heavily influenced by $17.9 million in gross profit due to a favorable contract settlement, to 27% in 2013. Excluding the contract settlement, gross margin in the U.S. would have been 38% in 2012. The year over year negative variance is primarily due to lower utilization of our rooms due to a reduced rig count in our regions of operation and weather related issues in the Bakken as well as reduced pricing due to high levels of competition. U.S. accommodations are driven by shorter-term and spot contracts and, therefore, experience more volatility due to commodity price changes.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages, purchasing or leasing land under our land banking strategy and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been cash flow from operations, credit facilities in Australia and Canada and liquidity provided by Oil States. Looking forward, we expect our primary sources of funds to be available cash, cash flow from operations, borrowings under our credit facility and capital markets transactions.

	U.S.	Canada	Australia (1)	Total
Lender commitments	$450,000	$100,000	$100,000	$650,000
Reductions in availability (2)	(153,825)	(34,183)	(34,183)	(222,191)
Borrowings against revolver capacity	--	--	--	--
Outstanding letters of credit	(715)	(5,136)	--	(5,851)
Unused availability	295,460	60,681	65,817	421,958
Cash and cash equivalents	12,936	140,987	109,391	263,314
Total available liquidity as of December 31, 2014	$308,396	$201,668	$175,208	$685,272

(1)

We also have an A$30 million line of credit facility. There were no borrowings or letters of credit outstanding, but we had bank guarantees of $1.4 million under this facility outstanding as of December 31, 2014.

(2)

As of December 31, 2014, our borrowing capacity under our Credit Facility was reduced by $222.2 million as a result of borrowing limitations under a financial covenant. For the purposes of the table, the reduction is shown pro-rata across the tranches of the credit facility.

Cash totaling $291.1 million was provided by operations during 2014 compared to $337.4 million provided by operations during 2013 and $432.7 million during 2012. The decrease in operating cash flow in 2014 compared to 2013 was primarily due to weaker Canadian and Australian dollars relative to the U.S. dollar and lower occupancy levels in lodges and villages, partially offset by lower cash used by working capital. The decrease in operating cash flow in 2013 compared to 2012 was primarily due to weaker Canadian and Australian dollars relative to the U.S. dollar and lower occupancy levels in the lodges and villages. During 2014, $5.2 million was provided by working capital. During the year ended December 31, 2013, changes in working capital used $27.6 million of cash flow compared to $33.0 million generated from working capital for the year ended December 31, 2012. The primary changes in working capital from 2013 to 2012 were related to purchases of inventory and a reduction in taxes payable.

Cash was used in investing activities during 2014, 2013 and 2012 in the amounts of $239.1 million, $284.2 million and $305.7 million respectively. Capital expenditures totaled $251.2 million, $291.7 million and $314.0 million respectively. Capital expenditures in each year consisted principally of construction and installation of assets for our lodges and villages primarily in support of Canadian oil sands projects, including the McClelland Lake Lodge in the Athabasca oil sands region in 2014, and Australian mining production and development projects.

We expect our capital expenditures for 2015 to be in the range of $75 million to $85 million, which excludes approximately $50 million for unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2015 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, internally generated funds and borrowings under our credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which the Company could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

The table below delineates historical capital expenditures split between development spending on our lodges and villages, land banking spending, mobile and open camp spending and other capital expenditures. We classify capital expenditures for rooms and central facilities at our lodges and villages as development capital expenditures. Land banking spending consists of land acquisition and initial permitting or zoning costs. Other capital expenditures in the table below relate to routine capital spending for support equipment, upgrades to infrastructure at our lodge and village properties and spending related to our manufacturing facilities among other items. We have also classified the expenditures between expansionary and maintenance spending.

Based on management’s judgment of capital spending classifications, we believe the following table represents the components of capital expenditures for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014			2013			2012
	Expansion	Maint	Total	Expansion	Maint	Total	Expansion	Maint	Total
Development	$164.0	$4.3	$168.3	$100.9	$0.1	$101.0	$163.8	$0.3	$164.1
Lodge/village	14.3	15.9	30.2	16.2	48.8	65.0	7.8	28.8	36.6
Land banking	7.2	--	7.2	15.4	--	15.4	7.9	--	7.9
Mobile/open camp	14.5	22.5	37.0	46.0	56.4	102.4	50.5	51.1	101.6
Other	4.4	4.1	8.5	4.1	3.8	7.9	1.1	2.7	3.8
Total	$204.4	$46.8	$251.2	$182.6	$109.1	$291.7	$231.1	$82.9	$314.0

Development spending in 2014 was primarily related to the construction of our McClelland Lake lodge in the northern Athabasca oil sands region of Canada. Development spending in 2013 was primarily related to the expansion of the Beaver River and Conklin lodges, and completion of the initial rooms at our Anzac lodge in Canada. In 2013, we also completed the initial phase of construction at Boggabri village in Australia. In addition, we commenced construction of our McClelland Lake lodge in the northern Athabasca oil sands region of Canada. Development capital expenditures in 2012 were primarily related to the expansion of the Athabasca, Henday and Conklin lodges in Canada and the commencement of Anzac lodge, also in Canada. In Australia, we continued the expansion of the Coppabella, Dysart, Moranbah and Narrabri villages, completed construction of the initial stage of the Karratha village and commenced construction on the Boggabri village.

Open and mobile camp spending in 2014 was primarily related to additions to our Canadian mobile camp assets as well as spending on our Antler River open camp in Melita, Manitoba. Open and mobile camp spending in 2013 was primarily related to additions to our Canadian mobile camp assets as well as spending on our Boundary open camp in Estevan, Saskatchewan and open camp locations in Killdeer, North Dakota and Pecos, Texas. Capital spending on mobile camp units and open camps in 2012 was primarily related to additions to our well site and Canadian mobile camp assets as well as our open camp locations in Three Rivers, Texas; Estevan, Saskatchewan; and Red Earth, Alberta.

At December 31, 2014, we had cash totaling $250.4 million held by foreign subsidiaries, primarily in Canada and Australia. Previously, we had assumed indefinite reinvestment of earnings and had not recorded a U.S. tax liability upon the assumed repatriation of foreign earnings. Our intent was to utilize these cash balances for future investment outside the United States. However, based on our current forecasts for 2015, we expect that we will be required to reduce our outstanding indebtedness in order to comply with the maximum leverage ratio covenant as required under our Credit Facility, particularly in the third and fourth quarters of 2015. This expectation, coupled with our expectations of lower earnings and cash flows in 2015, has caused our expectations surrounding indefinite reinvestment of undistributed earnings of our foreign subsidiaries to change. As a result, we recognized an incremental income tax liability of $25.3 million in the fourth quarter 2014. Because there is no assurance that we will be able to complete our planned migration to Canada, we were required to record this incremental income tax liability. Our planned migration to Canada, if and when completed, may allow us to reduce the amount of the incremental income tax liability we recorded. Please see Note 13 – Income Taxes to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

Net cash of $16.2 million was provided by financing activities during 2014, in part due to contributions from Oil States of $28.3 million. Borrowings of $775.0 million under our new term loan facility funded the cash distribution of $750.0 million to Oil States on May 28, 2014. Net cash of $30.3 million was provided by financing activities during 2013, primarily due to contributions from Oil States and partially offset by the repayment of all amounts outstanding under our previous Canadian term loan and repayments under our previous Australian credit facility. Net cash of $1.5 million was provided by financing activities during 2012, primarily as a result of contributions from Oil States, partially offset by repayments on our previous Canadian term loan and Australian credit facility, payment of financing costs related to our previous Australian credit facility and the repayment of the remaining outstanding balance of a note with the former owners of Mountain West.

We believe that cash on hand and cash flow from operations will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, an element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, such additional debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to stockholders. In addition, in some cases, we may incur costs to acquire land and/or construct assets without securing a customer contract or prior to finalization of an accommodations contract with a customer. If the contract is not obtained or delayed, the resulting impact could result in an impairment of the related investment.

Credit Facility and Long Term Debt. We historically relied on Oil States for financial support and cash management. Following the Spin-Off, our capital structure and sources of liquidity changed. In conjunction with the Spin-Off, on May 28, 2014, we entered into (i) a $650.0 million, 5-year revolving credit facility which is allocated as follows: (A) a $450.0 million senior secured revolving credit facility in favor of Civeo, as borrower, (B) a $100.0 million senior secured revolving credit facility in favor of certain of our Canadian subsidiaries, as borrowers, and (C) a $100.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower, and (ii) a $775.0 million, 5-year term loan facility in favor of Civeo (collectively, the Credit Facility). U.S. dollar amounts outstanding under the Credit Facility bear interest at a variable rate equal to LIBOR plus a margin of 1.75% to 2.75%, or a base rate plus 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Credit Facility). Canadian dollar amounts outstanding under the Credit Facility bear interest at a variable rate equal to CDOR plus a margin of 1.75% to 2.75%, or a base rate plus a margin of 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Credit Facility). Australian dollar amounts outstanding under the Credit Facility bear interest at a variable rate equal to BBSY plus a margin of 1.75% to 2.75%, based on a ratio of our total leverage to EBITDA (as defined in the Credit Facility). We paid certain customary fees with respect to the Credit Facility. We have 15 lenders in our Credit Facility with commitments ranging from $20 million to $195 million.

The Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges. We are in compliance with these covenants as of December 31, 2014. Based on our current forecasts for 2015, we expect that we will be required to reduce our outstanding indebtedness by approximately $250 million in order to comply with the maximum leverage ratio covenant as required under our Credit Facility, particularly in the third and fourth quarters of 2015. Accordingly, in the event the migration does not occur, as further discussed below, we currently plan to reduce our term loan with existing cash on hand and cash expected to be generated in 2015.

Borrowings under the Credit Facility are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Obligations under the Credit Facility are also guaranteed by our significant subsidiaries.

In order to consummate our redomicile to Canada, we will be required to obtain the consent of the lenders under our Credit Facility. In addition, we may seek to amend our Credit Facility to reallocate a majority of the lender commitments under the facilities to increase the borrowing capacity available to our Canadian and Australian operations, the operational jurisdictions in which we expect such availability will be needed, and to reduce the borrowing capacity availability to our U.S. operations. As part of the refinancing, we may also reduce our overall borrowing capacity. We also may seek to refinance some or all of our existing $775 million term loan with bank debt or other debt issuances, and we expect to use existing cash on hand and cash expected to be generated in 2015 to repay a portion of the term loan, which will negatively impact our liquidity. We may not be able to obtain the consent of our lenders to the redomicile transaction, or to refinance our credit facility or term loan, without paying significant fees or at all. Any failure to refinance our credit facility or term loan could reduce the expected benefits of the redomicile transaction.

Dividends. We paid quarterly dividends in the amount of $0.13 per share during the third and fourth quarters of 2014. In late December 2014, our board of directors, upon the unanimous recommendation of the value creation committee of the board, unanimously determined to suspend our quarterly dividend in order to maintain our financial flexibility and best position our company for long-term success. The declaration and amount of all dividends will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. In addition, our ability to pay dividends on our Common Shares is limited by covenants in our Credit Facility. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes in the United States if we are required to repatriate foreign earnings to pay such dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.

Effects of Inflation

Our revenues and results of operations have not been materially impacted by inflation in the past three fiscal years.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Total debt, including capital leases	$775,000	$19,375	$77,500	$678,125	$--
Interest payments(1)	77,170	19,005	35,503	22,662	--
Purchase obligations	39,804	39,804	--	--	--
Non-cancelable operating lease obligations	39,826	6,452	10,410	7,490	15,474
Asset retirement obligations – expected cash payments	40,772	3,794	8,303	4,505	24,170
Total contractual cash obligations	$972,572	$88,430	$131,716	$712,782	$39,644

(1)	Interest payments due under the U.S. term loan, which matures on May 28, 2019; based on a weighted average interest rate of 2.4% for the twelve month period ended December 31, 2014.

Our debt obligations at December 31, 2014 are included in our consolidated balance sheet, which is a part of our consolidated financial statements in Item 8 of this annual report. We have not entered into any material leases subsequent to December 31, 2014.

Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions at December 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Critical Accounting Policies

Our consolidated financial statements in Item 8 of this annual report have been prepared in accordance with accounting principles generally accepted in the United States (GAAP), which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Note 2 to the notes to consolidated financial statements in Item 8 of this annual report.

Accounting for Contingencies

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on their fair value or our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, interest, insurance claims, contract claims and obligations and asset retirement obligations.

Impairment of Tangible and Intangible Assets, including Goodwill

Goodwill. Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. Our goodwill totaled $45.3 million, or 2%, of our total assets, as of December 31, 2014.

We do not amortize goodwill. We evaluate goodwill for impairment, at the reporting unit level, annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. Each segment of our business represents a separate reporting unit, and all three of our reporting units have or had goodwill. We recognize an impairment loss for any amount by which the carrying amount of a reporting unit’s goodwill exceeds the reporting unit’s implied fair value (IFV) of goodwill. We conduct our annual impairment test as of November 30 of each year. Our assessment consists of a two-step impairment test. In the first step, we compare each reporting unit’s carrying amount, including goodwill, to the IFV of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step is performed to determine the amount of impairment, if any.

We are given the option to test for impairment of our goodwill by first performing a qualitative assessment to determine whether it is more likely than not (that is, likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed two-step impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill is assessed separately and different relevant events and circumstances are evaluated for each unit. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.

In 2014 and 2013, we chose to bypass the qualitative assessment and proceed directly to the first step of the impairment test. In performing the two-step impairment test, we compare each reporting unit’s carrying amount, including goodwill, to the IFV of the reporting unit. Because none of our reporting units has a publically quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process (a Level 3 fair value measurement). In our analysis, we target an IFV that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. The IFV of the reporting unit is estimated using a combination of (i) an analysis of trading multiples of comparable companies (Market Approach) and (ii) discounted projected cash flows (Income Approach). We also use acquisition multiples analyses in certain circumstances. The relative weighting of each approach varies by reporting unit, based on management’s judgment.

Market Approach - This valuation approach utilizes publicly traded comparable companies’ enterprise values, as compared to their recent and forecasted earnings before interest, taxes and depreciation (EBITDA) information. We used an average EBITDA multiple ranging from approximately 6.5x to approximately 9.5x depending on the reporting unit. We use EBITDA because it is a widely used key indicator of the cash generating capacity of companies in our industry.

Income Approach - This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next five years. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. These assumptions vary by each reporting unit depending on market conditions. In addition, a terminal value is estimated, using a Gordon Growth methodology with a long-term growth rate of 3%. We discount our projected cash flows using a long-term weighted average cost of capital based on our estimate of investment returns that would be required by a market participant. The weighted average cost of capital used in our analysis ranged from 9% to 11%, depending on the reporting unit.

The IFV of our reporting units is affected by future oil, coal and natural gas prices, anticipated spending by our customers, and the cost of capital. Our estimate of IFV requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the reporting units’ operations in the future, and are therefore uncertain. We selected these valuation approaches because we believe the combination of these approaches and our best judgment regarding underlying assumptions and estimates provides us with the best estimate of fair value for each of our reporting units. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and widely accepted by investors. The IFV of each reporting unit would change if our assumptions under these valuation approaches, or relative weighting of the valuation approaches, were materially modified.

In 2014, in performing step one of the goodwill impairment test, the carrying amounts of our U.S. and Australia reporting units exceeded the respective reporting unit’s IFV. Accordingly, we proceeded to the second step for those reporting units. This second step compared the IFV of each reporting unit’s goodwill with the carrying amount of such goodwill.  We performed a hypothetical allocation of the fair value of the reporting units determined in step one to all of the assets and liabilities of the unit, including any unrecognized intangible assets.  After making these hypothetical allocations, we determined zero residual value remained that could be allocated to goodwill within our U.S. and Australian reporting units.  As a result, we recorded impairment charges totaling $16.6 million and $186.1 million to goodwill for our U.S. and Australian reporting units, respectively. Please see Note 2— Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of the resulting impairments. In 2013 and 2012, our goodwill impairment tests indicated that the fair value of each of our reporting units was greater than its carrying amount.

Definite-Lived Tangible and Intangible Assets. The recoverability of the carrying values of tangible and intangible assets is assessed at an asset group level which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Whenever, in management’s judgment, events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable based on estimated future cash flows, an asset impairment evaluation if performed. Indicators of impairment might include persistent negative economic trends affecting the markets we serve, recurring losses or lowered expectations of future cash flows expected to be generated by our assets. Our industry is cyclical and our estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows and our determination of whether a decline in value of our investment has occurred, can have a significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment losses. If this assessment indicates that the carrying values will not be recoverable, an impairment loss is recognized equal to the excess of the carrying value over the fair value of the asset group. The fair value of the asset group is based on prices of similar assets, if available, or discounted cash flows.

In late 2014, as a result of the decline in global crude oil prices and forecasts for a potentially protracted period of lower prices, management assessed the carrying value of all of its long-lived asset groups to determine if they continued to be recoverable based on estimated future cash flows. In performing this analysis, the first step was to compare each asset group’s carrying value to estimates of undiscounted future cash flows. We used a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. The estimates were consistent with those used for purposes of our goodwill impairment test, as further discussed in Goodwill, above.

Based on the assessment, the carrying values of certain of our asset groups were determined to not be recoverable, and we proceeded to the second step. In this step, we compared the fair value of the respective asset group to its carrying value. Our estimate of the fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future, and are therefore uncertain. We recorded impairment losses of $76.2 million during the fourth quarter 2014 as a result, of which $59.0 million related to our U.S. segment and $17.2 million related to our Canadian segment. Of the $59.0 million impairment related to our U.S. segment, $55.8 million reduced the value of our fixed assets and $3.2 million was recorded on our amortizable intangible assets.

Indefinite-Lived Intangible Assets. We are required to evaluate our indefinite-lived intangible assets for impairment annually and when an event occurs or circumstances change to suggest the carrying amount may not be recoverable. In performing the impairment test, we compare the fair value of the indefinite-lived intangible asset with its carrying amount. The measurement of the impairment is calculated based on the excess of the carrying value over its fair value. In 2014, we recognized a $9.0 million impairment of an indefinite-lived intangible asset in Australia, which is included in Impairment expense on the accompanying consolidated statements of operations. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand had been reduced to nil. During 2013 and 2012, no provision for impairment of other intangible assets was required.

Revenue and Cost Recognition

Revenues are recognized based on a periodic (usually daily), or room rate or when the services are rendered. Revenues are recognized in the period in which services are provided pursuant to the terms of our contractual relationships with our customers. In some contracts, the rate or committed room numbers may vary over the contract term. In these cases, revenue may be deferred and recognized on a straight-line basis over the contract term. Revenue from the sale of products, not accounted for utilizing the percentage-of-completion method, is recognized when delivery to and acceptance by the customer has occurred, when title and all significant risks of ownership have passed to the customer, collectability is probable and pricing is fixed and determinable. Our product sales terms do not include significant post-delivery obligations.

For significant projects, revenues are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract (cost-to-cost method). Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Costs incurred and estimated profits in excess of billings on percentage-of-completion contracts are recognized as unbilled receivables. Management believes this method is the most appropriate measure of progress on large contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of our estimates and materially impact our future reported earnings.

Revenues exclude taxes assessed based on revenues such as sales or value added taxes.

Cost of services includes labor, food, utilities, cleaning supplies and other costs associated with operating the accommodations facilities. Cost of goods sold includes all direct material and labor costs and those costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general, and administrative costs are charged to expense as incurred.

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from customer accounts requires us to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing our accounts receivable on an individual customer basis, taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of our customers. Based on a review of these factors, we will establish or adjust allowances for specific customers. A substantial portion of our revenues come from oil companies in the Canadian oil sands and Australian mining companies. If worldwide commodity prices continue to deteriorate, the creditworthiness of our customers could also deteriorate, they may be unable to pay these receivables, and additional allowances could be required. At December 31, 2014 and 2013, our allowance for bad debts totaled $4.0 million and $3.7 million, or 2.4% and 2.0% of gross accounts receivable, respectively.

Estimation of Useful Lives

The selection of the useful lives of many of our assets requires the judgments of our operating personnel as to the length of these useful lives. Our judgment in this area is influenced by our historical experience in operating our assets, technological developments and expectations of future demand for the assets. Should our estimates be too long or short, we might eventually report a disproportionate number of losses or gains upon disposition or retirement of our long-lived assets. We believe our estimates of useful lives are appropriate.

Stock-Based Compensation

Our historic stock-based compensation is based on participating in Civeo’s 2014 Equity Participation Plan and, prior to the Spin-Off, the Oil States 2001 Equity Participation Plan (collectively, the Plans). Our disclosures reflect only our employees’ participation in the Plans. Since the adoption of the accounting standards regarding share-based payments, we are required to estimate the fair value of stock compensation made pursuant to awards under the Plans. An initial estimate of the fair value of each stock option or restricted stock award determines the amount of stock compensation expense we will recognize in the future. For stock option awards prior to the Spin-Off, to estimate the value of the awards under the Plan, Oil States selected a fair value calculation model. Oil States chose the Black Scholes Merton “closed form” model to value stock options awarded under the Plan. Oil States chose this model because option awards were made under straightforward vesting terms, option prices and option lives. Utilizing the Black Scholes Merton model required Oil States to estimate the length of time options will remain outstanding, a risk free interest rate for the estimated period options are assumed to be outstanding, forfeiture rates, future dividends and the volatility of our common stock. All of these assumptions affect the amount and timing of future stock compensation expense recognition. We have not made any stock option awards subsequent to the Spin-Off, but, in the event that we make future awards, we expect to utilize a similar valuation methodology. We will continually monitor our actual experience and change assumptions for future awards as we consider appropriate.

Income Taxes

We follow the liability method of accounting for income taxes in accordance with current accounting standards regarding the accounting for income taxes. Under this method, deferred income taxes are recorded based upon the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect at the time the underlying assets or liabilities are recovered or settled.

When our earnings from foreign subsidiaries are considered to be indefinitely reinvested, no provision for U.S. income taxes is made for these earnings. If any of the subsidiaries have a distribution of earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. During the fourth quarter of 2014, we reevaluated our intent to indefinitely reinvest earnings of foreign subsidiary companies. Due to our expectations of lower earnings and cash flows in 2015, as well as the likelihood of being required to reduce our outstanding indebtedness in the third and fourth quarters of 2015 in order to comply with our Credit Facility covenants, we have recognized a deferred tax liability of $25.3 million related to a portion of our undistributed foreign earnings. We expect to provide U.S. income taxes on future foreign earnings, which will increase our effective income tax rate in future periods.

We record a valuation allowance in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. Management will continue to evaluate the appropriateness of the valuation allowance in the future based upon our operating results. In 2014, we recorded a valuation allowance of $51.4 million related to deferred tax assets related to capital losses that are not expected to be realized. Please see Note 13 – Income Taxes to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

In accounting for income taxes, we are required to estimate a liability for future income taxes for any uncertainty for potential income tax exposures. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

For periods prior to the Spin-Off, our results have been reported in the consolidated tax return of Oil States. We have determined our U.S. income taxes in the combined financial statements by assuming our results are excluded from the consolidated return and then comparing consolidated taxable income and taxes due with and then without our results. Canadian and Australian taxes are based on actual tax returns filed by our foreign subsidiaries.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the FASB), which are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption. Please see Note 3 – Recent Accounting Pronouncements to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2014, we had floating-rate obligations totaling $775.0 million outstanding under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increase by 1%, our consolidated interest expense would increase by a total of approximately $7.75 million annually based on our floating-rate debt obligations as of December 31, 2014.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$1.1 billion and A$0.8 billion, respectively, at December 31, 2014. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of December 31, 2014 would result in translation adjustments of approximately $106 million and $77 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data appear on pages 76 through 110 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 20 to our Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors during our two most recent fiscal years or any subsequent interim period.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

 (i) Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2014 there were no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

The Board of Directors of the Company (the Board) has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee) may also be viewed at the Company's website. The Financial Code of Ethics for Senior Officers applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers. We intend to disclose any amendments to or waivers from our Financial Code of Ethics for Senior Officers by posting such information on our website at www.civeo.com. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this annual report.

ITEM 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements: Reference is made to the index set forth on page 76 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules: No schedules have been included herein because the information required to be submitted has been included in the Consolidated Financial Statements or the Notes thereto, or the required information is inapplicable.

(3) Index of Exhibits: See Index of Exhibits, below, for a list of those exhibits filed herewith, which index also includes and identifies management contracts or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K by Item 601 of Regulation S-K.

(b)         Index of Exhibits

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

3.2	Amended and Restated Bylaws of Civeo Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 001-36246) filed on May 6, 2014).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 (File No. 001-36246) filed on May 6, 2014).

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

10.6†		Form of Indemnification Agreement (as of July 25, 2014) (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on August 13, 2014).

10.7†

Settlement Agreement and Release, dated as of June 26, 2014, by and between Civeo Corporation and Ronald Green (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on August 13, 2014).

10.8†		2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-196292) filed on May 27, 2014).

10.9†		Form of Civeo Corporation Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.10†		Form of Canadian Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.11†

Form of Employee Non-Qualified Stock Option Agreement under the 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.12†

Form of Restricted Stock Agreement under the 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.13†		Form of Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.14†		Form of Deferred Stock Agreement (Australia) (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.15†		Form of Deferred Stock Agreement (Canada) (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.16†		Form of Executive Agreement of Bradley J. Dodson (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.17*†		Form of Phantom Unit Agreement under the 2014 Equity Participation Plan of Civeo Corporation.

21.1*		List of Subsidiaries of Civeo Corporation.

23.1*		Consent of Ernst & Young LLP.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

99.1	—

Nomination and Support Agreement, dated October 22, 2014, by and between JANA Partners LLC and Civeo Corporation (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-36246) filed on October 27, 2014).

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

*       Filed herewith.

†       Management contracts or compensatory plans or arrangements.

**    Furnished herewith.

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Annual Report on Form 10-K. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about Civeo or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in our public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about Civeo or its business or operations on the date hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2015.

CIVEO CORPORATION

By	/s/ FRANK C. STEININGER
Frank C. Steininger
Senior Vice President, Chief Financial Officer and Treasurer

Signature	Title

/s/ DOUGLAS E. SWANSON	Chairman of the Board
Douglas E. Swanson

/s/ BRADLEY J. DODSON	Director, President & Chief Executive Officer
Bradley J. Dodson	(Principal Executive Officer)

/s/ FRANK C. STEININGER	Senior Vice President, Chief Financial Officer
Frank C. Steininger	and Treasurer
(Principal Financial Officer and Accounting Officer)

/s/ C. RONALD BLANKENSHIP	Director
C. Ronald Blankenship

/s/ MARTIN A. LAMBERT	Director
Martin A. Lambert

/s/ CONSTANCE B. MOORE	Director
Constance B. Moore

/s/ RICHARD A. NAVARRE	Director
Richard A. Navarre

/s/ CHARLES SZALKOWSKI	Director
Charles Szalkowski

CIVEO CORPORATION

CIVEO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Civeo Corporation:

We have audited the accompanying consolidated balance sheets of Civeo Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity/net investment and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Civeo Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

 Houston, Texas

March 13, 2015

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Revenues:
Service and other	$908,061	$1,016,769	$1,069,439
Product	34,830	24,335	39,436
	942,891	1,041,104	1,108,875
Costs and expenses:
Service and other costs	513,087	530,575	517,746
Product costs	31,834	19,040	34,612
Selling, general and administrative expenses	70,345	69,590	64,206
Spin-off and formation costs	4,350	--	--
Depreciation and amortization expense	174,970	167,213	139,047
Impairment expense	290,508	--	--
Other operating expense (income)	688	(4,770)	335
	1,085,782	781,648	755,946
Operating income (loss)	(142,891)	259,456	352,929

Interest expense to affiliates	(6,980)	(18,933)	(20,456)
Interest expense to third-parties, net of capitalized interest	(14,396)	(6,029)	(7,415)
Loss on extinguishment of debt	(3,455)	(1,207)	--
Interest income	3,915	2,332	1,712
Other income	7,524	3,749	3,438
Income (loss) before income taxes	(156,283)	239,368	330,208
Income tax provision	(31,379)	(56,056)	(84,266)
Net income (loss)	(187,622)	183,312	245,942
Less: Net income (loss) attributable to noncontrolling interest	1,381	1,436	1,221
Net income (loss) attributable to Civeo Corporation.	$(189,043)	$181,876	$244,721

Per Share Data (see Note 5)
Basic net income (loss) per share attributable to Civeo Corporation common stockholders	$(1.77)	$1.70	$2.29

Diluted net income (loss) per share attributable to Civeo Corporation common stockholders.	$(1.77)	$1.70	$2.29

Weighted average number of common shares outstanding:
Basic	106,306	106,293	106,293
Diluted	106,306	106,460	106,460

Dividends per common share	$0.26	--	--

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012

Net income (loss)	$(187,662)	$183,312	$245,942

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $771, zero and zero, respectively	(138,692)	(167,712)	16,919
Total other comprehensive income (loss), net of tax	(138,692)	(167,712)	16,919

Comprehensive income (loss)	(326,354)	15,600	262,861
Comprehensive (income) loss attributable to noncontrolling interest	(1,201)	(1,345)	(1,238)
Comprehensive income (loss) attributable to Civeo Corporation.	$(327,555)	$14,255	$261,623

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	DECEMBER 31,
	2014	2013
ASSETS

Current assets:
Cash and cash equivalents	$263,314	$224,128
Accounts receivable, net	160,253	177,845
Inventories	13,228	29,815
Prepaid expenses and other current assets	27,161	7,956
Total current assets	463,956	439,744

Property, plant and equipment, net	1,248,430	1,325,867
Goodwill, net	45,260	261,056
Other intangible assets, net	50,882	75,675
Other noncurrent assets	20,633	20,895
Total assets	$1,829,161	$2,123,237

LIABILITIES AND STOCKHOLDERS’ EQUITY / NET INVESTMENT

Current liabilities:
Accounts payable	$36,277	$45,376
Accrued liabilities	22,512	26,874
Income taxes	61	2,761
Current portion of long-term debt	19,375	--
Deferred revenue	18,539	19,571
Other current liabilities	21,677	2,470
Total current liabilities	118,441	97,052

Long-term debt to affiliates	--	335,171
Long-term debt, less current maturities	755,625	--
Deferred income taxes	55,500	79,739
Other noncurrent liabilities	39,486	18,530
Total liabilities	969,052	530,492

Commitments and contingencies (Note 14)

Stockholders’ Equity / Net investment:
Common stock ($0.01 par value, 550,000,000 shares authorized, 106,721,483 shares and zero shares both issued and outstanding, respectively)	1,067	--
Additional paid-in capital	1,300,042	--
Accumulated deficit	(244,617)	--
Oil States International, Inc. net investment	--	1,651,013
Accumulated other comprehensive loss	(198,491)	(59,979)
Total Civeo Corporation stockholders’ equity / Oil States International, Inc. net investment	858,001	1,591,034
Noncontrolling interest	2,108	1,711
Total stockholders’ equity / net investment	860,109	1,592,745
Total liabilities and stockholders’ equity / net investment	$1,829,161	$2,123,237

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY / NET INVESTMENT

(In Thousands)

	Attributable to Civeo
	Common Stock
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Oil States Net Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity / Net Investment

Balance, December 31, 2011	$--	$--	$--	$1,031,375	$90,814	$907	$1,123,096
Net income				244,721		1,221	245,942
Currency translation adjustment.					16,919	17	16,936
Dividends paid						(897)	(897)
Net transfers from Oil States International, Inc.				26,568			26,568
Balance, December 31, 2012	$--	$--	$--	$1,302,664	$107,733	$1,248	$1,411,645
Net income				181,876		1,436	183,312
Currency translation adjustment.					(167,712)	(91)	(167,803)
Dividends paid						(882)	(882)
Net transfers from Oil States International, Inc.				166,473			166,473
Balance, December 31, 2013	$--	$--	$--	$1,651,013	$(59,979)	$1,711	$1,592,745
Net income (loss)			(230,724)	41,681		1,381	(187,662)
Currency translation adjustment.					(138,512)	(180)	(138,692)
Dividends paid		(13,897)	(13,893)			(804)	(28,594)
Net transfers from Oil States International, Inc				369,219			369,219
Distribution to Oil States International, Inc.				(750,000)			(750,000)
Reclassification of Oil States International, Inc. Net Investment to Additional Paid-in Capital		1,311,913		(1,311,913)			--
Issuance of common stock at the Spin-Off	1,066	(1,066)					--
Stock-based compensation	1	3,220					3,221
Other.		(128)					(128)
Balance, December 31, 2014	$1,067	$1,300,042	$(244,617)	$--	$(198,491)	$2,108	$860,109

Shares in Thousands
Common Stock
Balance, December 31, 2011, 2012 and 2013	--
Issuance of common stock at the Spin-Off	106,538
Stock-based compensation.	183
Balance, December 31, 2014	106,721

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$(187,662)	$183,312	$245,942
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	174,970	167,213	139,047
Impairment charges	290,508	--	--
Loss on extinguishment of debt	3,455	1,207	--
Deferred income tax provision	4,333	11,607	13,812
Non-cash compensation charge	6,283	4,894	3,258
Gains on disposals of assets	(5,877)	(2,395)	(3,315)
Provision for loss on receivables, net of recoveries	(1,276)	2,099	129
Fair value adjustment of contingent consideration	--	(3,448)	1,260
Other, net	1,096	506	(500)
Changes in operating assets and liabilities:
Accounts receivable	4,840	12,554	(12,096)
Inventories	15,174	(11,885)	10,963
Accounts payable and accrued liabilities	(167)	(28,257)	27,188
Taxes payable	(16,738)	(24,921)	28,316
Other current assets and liabilities, net	2,114	24,892	(21,341)
Net cash flows provided by operating activities	291,053	337,378	432,663

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(251,158)	(291,694)	(314,047)
Proceeds from disposition of property, plant and equipment	12,086	7,488	8,346
Net cash flows used in investing activities	(239,072)	(284,206)	(305,701)

Cash flows from financing activities:
Revolving credit borrowings and (repayments), net	--	(47,901)	3,814
Term loan borrowings	775,000	--	--
Debt issuance costs	(9,235)	--	(3,442)
Debt and capital lease repayments	--	--	(4,075)
Term loan repayments	--	(82,762)	(10,047)
Dividends paid	(27,790)	--	--
Distributions to Oil States	(750,000)	--	--
Contributions from Oil States	28,257	160,998	15,267
Net cash flows provided by financing activities	16,232	30,335	1,517

Effect of exchange rate changes on cash	(29,027)	(20,775)	843
Net change in cash and cash equivalents	39,186	62,732	129,322
Cash and cash equivalents, beginning of period	224,128	161,396	32,074

Cash and cash equivalents, end of period	$263,314	$224,128	$161,396

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, 2014 EVENTS AND BASIS OF PRESENTATION

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

Spin-off

On May 5, 2014, the Oil States International, Inc. (Oil States) board of directors approved the separation of its Accommodations Segment (Accommodations) into a standalone, publicly traded company, Civeo Corporation (Civeo). In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo it held after the market closed on May 30, 2014 (the Spin-Off). Each Oil States stockholder received two shares of Civeo common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the separation, Oil States received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Civeo common stock was not taxable to Oil States or U.S. holders of Oil States common stock. Following the separation, Oil States retained no ownership interest in Civeo, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the separation was filed by Civeo with the U.S. Securities and Exchange Commission (SEC) and was declared effective on May 8, 2014. On June 2, 2014, Civeo stock began trading the “regular-way” on the New York Stock Exchange under the “CVEO” stock symbol. Pursuant to the Separation and Distribution Agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

In connection with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million. For further discussion, see Note 10 – Debt.

As a result of the Spin-Off, we incurred certain costs during the year ended December 31, 2014. We recognized a loss on the termination of debt of approximately $3.5 million, in the second quarter 2014, related to unamortized debt issuance costs, which is included in Loss on extinguishment of debt on the accompanying consolidated statements of operations. We recorded transition and formation costs associated with the Spin-Off of approximately $4.3 million for the year ended December 31, 2014, which are included in Spin-off and formation costs on the accompanying consolidated statements of operations. In the second quarter 2014, we recognized a $9.0 million impairment of an intangible asset in Australia, which is included in Impairment expense on the accompanying consolidated statements of operations. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand had been reduced to nil.

Fourth Quarter 2014 Events

The acceleration in November of the decline in global crude oil prices and forecasts for a potentially protracted period of lower prices have resulted in major oil companies reducing their 2015 capital budgets from 2014 levels. This has had the effect of reducing the near-term allocation of capital to development or expansion projects in the oil sands, which is a major driver of demand for our services in Canada. Likewise in Australia, persistently low metallurgical coal prices continue to negatively impact demand for accommodations in our primary markets. In addition to these operational factors, we expect to be negatively impacted by the continuing weakness in the Canadian and Australian dollars.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Based on our current forecasts for 2015, we expect that we will be required to reduce our outstanding indebtedness in order to comply with the maximum leverage ratio covenant as required under our Credit Facility, particularly in the third and fourth quarters of 2015. Please see Note 10 – Debt for further discussion. This expectation, coupled with our expectations of lower earnings and cash flows in 2015, has caused our expectations surrounding indefinite reinvestment of undistributed earnings of our foreign subsidiaries to change. As a result, we recognized incremental income tax expense of $26.1 million in the fourth quarter 2014. Please see Note 13 – Income Taxes for further discussion.

In late 2014, as a result of the factors noted above, management assessed the carrying value of our long-lived assets, which evaluation included amortizable intangible assets, to determine if they continued to be recoverable based on estimated future cash flows. As a result of the assessment, we recorded impairment losses of $76.2 million during 2014, of which $59.0 million related to our U.S. segment and $17.2 million related to our Canadian segment. Of the $59.0 million impairment related to our U.S. segment, $55.8 million reduced the value of our fixed assets and $3.2 million reduced the value of our amortizable intangible assets. Please see Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion.

In addition, the factors noted above were considered during management’s annual goodwill impairment test, which is conducted as of November 30 each year. As a result of the test, we recorded goodwill impairment losses of $202.7 million during 2014, of which $16.6 million related to our U.S. segment and $186.1 million related to our Australian segment.   We continue to have goodwill related to our Canadian segment, which totaled $45.3 million at December 31, 2014. Please see Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion.

Redomiciling to Canada

On September 29, 2014, we announced our intention to redomicile the Company to Canada. We expect to execute a “self-directed redomiciling” of the Company as permitted under the U.S. Internal Revenue Code. U.S. federal income tax laws permit a company to change its domicile to a foreign jurisdiction without corporate-level U.S. federal income taxes provided that such company has “substantial business activity” in the relevant jurisdiction. “Substantial business activity” is defined as foreign operations consisting of over 25% of the company’s total (i) revenues, (ii) assets, (iii) employees and (iv) employee compensation. With approximately 50% or more of our operations in Canada based on these metrics, we believe we will qualify for a self-directed redomiciling. We expect to complete the migration in the second or third quarter of 2015. There is no assurance that we will be able to complete the migration in a timely manner or at all, and if completed, we may not achieve the expected benefits.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity / net investment for the year ended December 31, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the seven months ended December 31, 2014. Our consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity / net investment for the years ended December 31, 2013 and 2012 consist entirely of the combined results of the Oil States’ Accommodations business.

●

Our consolidated balance sheet at December 31, 2014 consists of the consolidated balances of Civeo, while at December 31, 2013, it consists entirely of the combined balances of the Oil States’ Accommodations business.

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

The consolidated financial statements for periods prior to the Spin-Off included expense allocations for: (1) certain corporate functions historically provided by Oil States, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services; (2) certain employee benefits and incentives; and (3) equity-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Oil States personnel, a pro-rata basis of headcount or other relevant measures of Oil States and its subsidiaries. We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the Spin-Off, we are performing these functions using our own resources or purchased services. For an interim period, however, some of these functions continued to be provided by Oil States under a Transition Services Agreement, which extended for a period of up to nine months from the date of the Spin-Off, depending on the service being provided. See Note 18 – Related Party Transactions.

Oil States used a centralized approach to the cash management and financing of its U.S. operations. Prior to February 2014, cash from our U.S. operations was transferred to Oil States daily and Oil States funded our U.S. operating and investing activities as needed. Accordingly, the cash and cash equivalents held by Oil States at the corporate level were not allocated to us for any of the periods presented prior to February 2014. We reflected the transfer of cash to and from Oil States as a component of “Net Investment of Oil States International, Inc.” on our consolidated balance sheet. We have not included interest expense for intercompany cash advances from Oil States, since historically Oil States has not allocated interest expense related to intercompany advances to any of its businesses. Beginning in February 2014, we established Civeo cash accounts and funded a portion of our U.S. operating and investing activities.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If a trade receivable is deemed to be uncollectible, such receivable is charged-off against the allowance for doubtful accounts. We consider the following factors when determining if collection of revenue is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends, customer solvency and changes in customer payment terms. If we have no previous experience with the customer, we typically obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. We may also request financial information, including combined financial statements or other documents, to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, we would require a prepayment or other arrangement to support revenue recognition and recording of a trade receivable. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

Inventories

Inventories consist of work in process, raw materials and supplies and materials for the construction and operation of remote accommodation facilities. Inventories also include food, raw materials, labor, subcontractor charges, manufacturing overhead and catering and other supplies needed for operation of our facilities. Inventories are carried at the lower of cost or market. The cost of inventories is determined on an average cost or specific-identification method.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost or at estimated fair market value at acquisition date if acquired in a business combination, and depreciation is computed, for assets owned or recorded under capital lease, using the straight-line method, after allowing for salvage value where applicable, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

We record the fair value of a liability, which reflects the estimated present value of the amount of asset removal and site reclamation costs related to the retirement of our assets, for an asset retirement obligation (ARO) when it is incurred (typically when the asset is installed). When the liability is initially recorded, we capitalize the associated asset retirement cost by increasing the carrying amount of the related property, plant and equipment. Please see Asset Retirement Obligations, below, for further discussion.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the combined statements of income.

Interest Capitalization

Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. For the years ended December 31, 2014, 2013, and 2012, $2.3 million, $0.8 million and $3.5 million were capitalized, respectively.

Goodwill and Other Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

We do not amortize goodwill. We evaluate goodwill for impairment, at the reporting unit level, annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. Each segment of our business represents a separate reporting unit, and all three of our reporting units have or had goodwill. We recognize an impairment loss for any amount by which the carrying amount of a reporting unit’s goodwill exceeds the reporting unit’s implied fair value (IFV) of goodwill. We conduct our annual impairment test as of November 30 of each year. Our assessment consists of a two-step impairment test. In the first step, we compare each reporting unit’s carrying amount, including goodwill, to the IFV of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired, and a second step is performed to determine the amount of impairment, if any.

We are given the option to test for impairment of our goodwill by first performing a qualitative assessment to determine whether it is more likely than not (that is, likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed two-step impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill is assessed separately and different relevant events and circumstances are evaluated for each unit. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.

In 2014 and 2013, we chose to bypass the qualitative assessment and perform the two-step impairment test. In performing the two-step impairment test, we compare each reporting unit’s carrying amount, including goodwill, to the IFV of the reporting unit. Because none of our reporting units has a publically quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process (a Level 3 fair value measurement). In our analysis, we target an IFV that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. The IFV of the reporting unit is estimated using a combination of (i) an analysis of trading multiples of comparable companies (Market Approach) and (ii) discounted projected cash flows (Income Approach). We also use acquisition multiples analyses in certain circumstances. The relative weighting of each approach varies by reporting unit, based on management’s judgment.

Market Approach - This valuation approach utilizes publicly traded comparable companies’ enterprise values, as compared to their recent and forecasted earnings before interest, taxes and depreciation (EBITDA) information. We used an average EBITDA multiple ranging from approximately 6.5x to approximately 9.5x depending on the reporting unit. We use EBITDA because it is a widely used key indicator of the cash generating capacity of companies in our industry.

Income Approach - This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next five years. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. These assumptions vary by each reporting unit depending on market conditions. In addition, a terminal value is estimated, using a Gordon Growth methodology with a long-term growth rate of 3%. We discount our projected cash flows using a long-term weighted average cost of capital based on our estimate of investment returns that would be required by a market participant. The weighted average cost of capital used in our analysis ranged from 9% to 11%, depending on the reporting unit.

The IFV of our reporting units is affected by future oil, coal and natural gas prices, anticipated spending by our customers, and the cost of capital. Our estimate of IFV requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the reporting units’ operations in the future, and are therefore uncertain. We selected these valuation approaches because we believe the combination of these approaches and our best judgment regarding underlying assumptions and estimates provides us with the best estimate of fair value for each of our reporting units. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and widely accepted by investors. The IFV of each reporting unit would change if our assumptions under these valuation approaches, or relative weighting of the valuation approaches, were materially modified.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In 2014, in performing step one of the goodwill impairment test, the carrying amounts of our U.S. and Australia reporting units exceeded the respective reporting unit’s IFV. Accordingly, we proceeded to the second step for those reporting units. This second step compared the IFV of each reporting unit’s goodwill with the carrying amount of such goodwill.  We performed a hypothetical allocation of the fair value of the reporting units determined in step one to all of the assets and liabilities of the unit, including any unrecognized intangible assets.  After making these hypothetical allocations, we determined zero residual value remained that could be allocated to goodwill within our U.S. and Australian reporting units, respectively.  As a result, we recorded impairment charges totaling $16.6 million and $186.1 million to goodwill for our U.S. and Australian reporting units, respectively. In 2013 and 2012, our goodwill impairment tests indicated that the fair value of each of our reporting units was greater than its carrying amount.

Other Intangible Assets. We amortize the cost of other intangible assets over their estimated useful lives unless such lives are deemed indefinite. For intangible assets that we amortize, we review the useful life of the intangible asset and evaluate each reporting period whether events and circumstances warrant a revision to the remaining useful life. We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

In addition, we evaluate amortizable intangible assets for impairment when an event occurs or circumstances change to suggest the carrying amount may not be recoverable. If the carrying amount is not recoverable, the intangible assets are written down to fair value based on either discounted cash flows or appraised values. During 2014, management assessed the carrying value of our long-lived assets, which evaluation included amortizable intangible assets, to determine if they continued to be recoverable based on estimated future cash flows. As a result of the assessment, we recorded a $59.0 million impairment related to our U.S. segment, of which $55.8 million reduced the value of our fixed assets and $3.2 million was recorded on our amortizable intangible assets.

We are required to evaluate our indefinite-lived intangible assets for impairment annually and when an event occurs or circumstances change to suggest the carrying amount may not be recoverable. In performing the impairment test, we compare the fair value of the indefinite-lived intangible asset with its carrying amount. The measurement of the impairment is calculated based on the excess of the carrying value over its fair value. In 2014, we recognized a $9.0 million impairment of an indefinite-lived intangible asset in Australia, which is included in Impairment expense on the accompanying consolidated statements of operations. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand had been reduced to nil. During 2013 and 2012, no provision for impairment of other intangible assets was required.

Impairment of Long-Lived Assets

The recoverability of the carrying values of long-lived assets, including amortizable intangible assets, is assessed whenever, in management’s judgment, events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized. The impairment loss equals the excess of the carrying value over the fair value of the asset group. The fair value of the asset group is based on prices of similar assets, if available, or discounted cash flows.

In late 2014, as a result of the decline in global crude oil prices and forecasts for a potentially protracted period of lower prices, management assessed the carrying value of all of our long-lived asset groups to determine if they continued to be recoverable based on estimated future cash flows. In performing this analysis, the first step was to review asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For each asset group, we compared its carrying value to estimates of undiscounted future cash flows. We used a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. The estimates were consistent with those used for purposes of our goodwill impairment test, as further discussed in Goodwill and Other Intangible Assets, above.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Based on the assessment, the carrying values of certain of our asset groups were determined to not be recoverable, and we proceeded to the second step. In this step, we compared the fair value of the respective asset group to its carrying value. The fair value of the asset groups were based on prices of similar assets, as applicable, or discounted cash flows. Our estimate of the fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future, and are therefore uncertain. We recorded impairment losses of $76.2 million during 2014 as a result, of which $59.0 million related to our U.S. segment and $17.2 million related to our Canadian segment. Of the $59.0 million impairment related to our U.S. segment, $55.8 million reduced the value of our fixed assets and $3.2 million was recorded on our amortizable intangible assets.

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from consolidated balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within the net investment account representing substantially all of the balances within accumulated other comprehensive income. Remeasurements of intercompany loans denominated in a different currency than the functional currency of the entity that are of a long-term investment nature are recognized as other comprehensive income within the net investment account. Gains and losses resulting from consolidated balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany loans that are of a long-term investment nature, are included in the consolidated statements of operations as incurred.

Foreign Exchange Risk

A significant portion of revenues, earnings and net investments in foreign affiliates are exposed to changes in foreign currency exchange rates. We seek to manage our foreign exchange risk in part through operational means, including managing expected local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. We have not entered into any foreign currency forward contracts.

Revenue and Cost Recognition

We derive the majority of our revenue from lodging and related ancillary services. In each of our operating segments, revenue is recognized in the period in which services are provided pursuant to the terms of contractual relationships with our customers. In some contracts, rates may vary over the contract term. In these cases, revenue may be deferred and recognized on a straight-line basis over the contract term. Revenue from the sale of products, not accounted for utilizing the percentage-of-completion method, is recognized when delivery to and acceptance by the customer has occurred, when title and all significant risks of ownership have passed to the customer, collectability is reasonably assured and pricing is fixed and determinable. Our product sales terms do not include significant post-delivery obligations.

For significant projects, revenues are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract (cost-to-cost method). Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Costs incurred and estimated profits in excess of billings on percentage-of-completion contracts are recognized as unbilled receivables. Management believes this method is the most appropriate measure of progress on large contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of our estimates and materially impact our future reported earnings.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Revenues exclude taxes assessed based on revenues such as sales or value added taxes.

Cost of services includes labor, food, utility costs, cleaning supplies, and other costs of operating our accommodations facilities. Cost of goods sold includes all direct material and labor costs and those costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general, and administrative costs are charged to expense as incurred.

Income Taxes

Our operations are subject to U.S. federal, state and local, and foreign income taxes. In the U.S., prior to the Spin-Off, our operations were included in Oil States’ income tax returns. In preparing our consolidated financial statements, we determined our tax provision on a separate return, stand-alone basis. Pursuant to the Tax Sharing Agreement with Oil States, with respect to any periods (or portions thereof) ending prior to the Spin-Off, we are obligated to reimburse Oil States an amount equal to the amount of U.S. federal, state or local income tax we would have paid had we had filed a separate consolidated U.S. federal, state or local income tax return, subject to certain adjustments. We do not consider these amounts to be material.

Prior to the Spin-Off, because portions of our operations were included in Oil States’ tax returns, payments to certain tax authorities were historically made by Oil States, and not by us. With the exception of certain dedicated foreign entities, we did not maintain taxes payable to/from Oil States and we were deemed to settle the annual current tax balances immediately with the legal tax-paying entities in the respective jurisdictions. These settlements are reflected as changes in the Oil States International, Inc. net investment account.

We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Receivables and Concentration of Credit Risk

Based on the nature of our customer base, we do not believe that we have any significant concentrations of credit risk other than our concentration in the Canadian oil sands and Australian mining industries. We evaluate the credit-worthiness of our significant, new and existing customers’ financial condition and, generally, we do not require collateral from our customers. Imperial Oil accounted for more than 10% of our revenues in the years ended December 31, 2014, 2013 and 2012. BHP Billiton Mitsubishi Alliance accounted for more than 10% of our revenues in the year ended December 31, 2013.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Asset Retirement Obligations

We record the fair value of a liability, which reflects the estimated present value of the amount of asset removal and site reclamation costs related to the retirement of our assets, for an ARO when it is incurred (typically when the asset is installed). When the liability is initially recorded, we capitalize the associated asset retirement cost by increasing the carrying amount of the related property, plant and equipment. Over time, the liability increases for the change in its present value, while the capitalized cost depreciates over the useful life of the related asset. Accretion expense is recognized over the estimated productive life of the related assets. If the fair value of the estimated ARO changes, an adjustment is recorded to both the ARO and the capitalized asset retirement cost. Revisions in estimated liabilities can result from changes in estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of settling the ARO. We utilize current retirement costs to estimate the expected cash outflows for retirement obligations. We estimate the ultimate productive life of the properties and a risk-adjusted discount rate in order to determine the current present value of the obligation.

We relieve ARO liabilities when the related obligations are settled. We have AROs that we are required to perform under law or contract once an asset is permanently taken out of service. Most of these obligations are not expected to be paid until several years in the future and will be funded from general company resources at the time of removal. Please see Note 12 – Asset Retirement Obligations for further discussion.

Stock-Based Compensation

We, and, prior to the Spin-Off, Oil States, sponsor an equity participation plan in which certain of our employees participate. Current accounting standards regarding share-based payments require companies to measure the cost of employee services received in exchange for an award of equity instruments (typically stock options) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

We, and, prior to the Spin-Off, Oil States, also grant phantom shares under the Canadian Long-Term Incentive Plan, which provides for the granting of units of phantom shares to key Canadian employees. We also grant phantom shares under the 2014 Equity Participation Plan, which provides for the granting of units of phantom shares to key U.S. employees. All of the awards vest in equal annual installments and are accounted for as a liability based on the fair value of our stock price. Participants granted units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a share of our common stock on the vesting date.

Guarantees

Substantially all of our Canadian and U.S. subsidiaries are guarantors under our Credit Facility. See Note 10 - Debt.

Some of our products are sold with a warranty, generally 12 months. Parts and labor are covered under the terms of the warranty agreement. Warranty provisions are estimated based upon historical experience by product, configuration and geographic region. Our total liability related to warranties was $0.1 million and $0.2 million at December 31, 2014 and 2013, respectively.

During the ordinary course of business, we also provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. As of December 31, 2014, the maximum potential amount of future payments that we could be required to make under these guarantee agreements (letters of credit) was approximately $7.3 million. We have not recorded any liability in connection with these guarantee arrangements. We do not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include potential future adjustments as a result of contingent consideration arrangements pursuant to business combinations and other contractual agreements, revenue and income recognized on the percentage-of-completion method, estimates of the amount and timing of costs to be incurred for asset retirement obligations, any valuation allowance recorded on net deferred tax assets, goodwill, warranty and allowance for doubtful accounts. Actual results could materially differ from those estimates.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Accounting for Contingencies

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on their fair value or our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include future consideration due sellers as a result of the terms of a business combination, litigation, taxes, interest, insurance claims, warranty claims and contract claims and obligations.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

4.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments, other than our long-term debt to affiliates, on the accompanying consolidated balance sheets approximate their fair values.

As of December 31, 2014, we believe the carrying value of our floating-rate debt outstanding under our $775 million term loan approximates its fair value because the term includes short-term interest rates and excludes penalties for prepayment. We estimated the fair value of our floating-rate term loan using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for this loan.

During 2014, goodwill with a carrying amount of $202.7 million in the U.S. and Australia was written down to its IFV of zero, resulting in an impairment charge of $202.7 million. Our estimate of IFV requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as future oil, coal and natural gas prices, anticipated spending by our customers, and the cost of capital industry and/or local market conditions that might directly impact each of the reporting units’ operations in the future, and are therefore uncertain. Please see Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion of the significant judgments and assumptions used in calculating the IFV.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Also during 2014, certain long-lived assets were written down to their fair value, resulting in an impairment charge of $78.8 million. Our estimate of their fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as future oil, coal and natural gas prices, anticipated spending by our customers, and the cost of capital industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future, and are therefore uncertain. Please see Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

Finally, during 2014, certain indefinite-lived intangible assets were written down to their fair value, resulting in an impairment charge of $9.0 million. Our estimate of their fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as future oil, coal and natural gas prices, anticipated spending by our customers, and the cost of capital industry and/or local market conditions that might directly impact the value in the future, and are therefore uncertain. Please see Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion.

5.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at December 31, 2014 and 2013 is presented below (in thousands):

	2014	2013
Accounts receivable, net:
Trade	$124,198	$128,781
Unbilled revenue	38,487	47,004
Other	1,611	5,716
Total accounts receivable	164,296	181,501
Allowance for doubtful accounts	(4,043)	(3,656)
Total accounts receivable, net	$160,253	$177,845

	2014	2013
Inventories:
Finished goods and purchased products	$2,814	$3,574
Work in process	4,790	14,328
Raw materials	5,624	11,913
Total inventories	$13,228	$29,815

	Estimated Useful Life (in years)	2014	2013
Property, plant and equipment, net:
Land		$55,365	$49,384
Accommodations assets	3-15	1,687,033	1,535,407
Buildings and leasehold improvements	3-20	40,256	45,538
Machinery and equipment	4-15	12,117	12,259
Office furniture and equipment	3-7	32,181	28,755
Vehicles	3-5	19,128	20,197
Construction in progress		70,603	129,587
Total property, plant and equipment		1,916,683	1,821,127
Accumulated depreciation		(668,253)	(495,260)
Total property, plant and equipment, net		$1,248,430	$1,325,867

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During 2014, management assessed the carrying value of all of our long-lived asset groups to determine if they continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying values of certain of our asset groups were determined to not be recoverable. We recorded impairment losses of $76.2 million during 2014 as a result, of which $59.0 million related to our U.S. segment and $17.2 million related to our Canadian segment. Of the $59.0 million impairment related to our U.S. segment, $55.8 million reduced the value of our fixed assets and $3.2 million reduced the value of our amortizable intangible assets. Please see Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

Additionally, in the second quarter 2014, we recognized an impairment totaling $2.6 million on assets in the custody of a non-paying client in Mexico and for which the return or reimbursement is uncertain.

	2014	2013
Accrued liabilities:
Accrued compensation	$15,273	$21,988
Accrued taxes, other than income taxes	1,567	1,940
Accrued interest	60	1,560
Other	5,612	1,386
Total accrued liabilities	$22,512	$26,874

6.	EARNINGS PER SHARE

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The calculation of earnings per share attributable to the Company is presented below for the periods indicated (in thousands, except per share amounts):

	2014	2013	2012
Basic Earnings per Share
Net income (loss) attributable to Civeo	$(189,043)	$181,876	$244,721
Less: undistributed net income (loss) to participating securities	921	(743)	(1,000)
Net income (loss) attributable to Civeo’s common stockholders - basic	$(188,122)	$181,133	$243,721

Weighted average common shares outstanding - basic	106,306	106,293	106,293

Basic earnings (loss) per share	$(1.77)	$1.70	$2.29

Diluted Earnings per Share
Net income (loss) attributable to Civeo’s common stockholders – basic	$(188,122)	$181,133	$243,721
Less: undistributed net income (loss) to participating securities	--	1	2
Net income (loss) attributable to Civeo’s common stockholders - diluted	$(188,122)	$181,134	$243,723

Weighted average common shares outstanding - basic	106,306	106,293	106,293
Effect of dilutive securities (1)	--	167	167
Weighted average common shares outstanding - diluted	106,306	106,460	106,460

Diluted earnings (loss) per share	$(1.77)	$1.70	$2.29

(1)

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the year ended December 31, 2014.

7.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years ended December 31, 2014, 2013 and 2012 for interest and income taxes was as follows (in thousands):

	2014	2013	2012

Interest (net of amounts capitalized)	$14,444	$43,610	$23,239
Income taxes, net of refunds	43,237	65,875	42,138

In accordance with the Separation and Distribution Agreement, our affiliate debt with Oil States, which totaled approximately $336.8 million as of May 30, 2014, including accrued interest, was settled through a non-cash capital contribution. For further discussion, please see Note 18 – Related Party Transactions.

8.	MOUNTAIN WEST CONTINGENT CONSIDERATION

On December 20, 2010, we acquired all of the operating assets of Mountain West Oilfield Service and Supplies, Inc. and Ufford Leasing LLC (Mountain West) for total consideration of $47.1 million including estimated contingent consideration of $4.0 million. Headquartered in Vernal, Utah, with operations in the Rockies and the Bakken Shale region, Mountain West provides remote site workforce accommodations to the oil and gas industry. Mountain West has been included in the U.S. segment since the acquisition date. In December 2010, we recorded a $4.0 million liability representing the estimated fair value of the contingent consideration expected to be payable to the sellers of Mountain West on the third anniversary of the acquisition date. The contingent consideration was based on achieving a level of earnings as defined in the acquisition agreement. Defined earnings were to be adjusted prospectively for the amount of capital expenditures made in the former Mountain West business. We periodically reviewed the estimated liability for contingent consideration based on historical and forecasted earnings and capital spending based on the three-year earnout period. During the first quarter of 2013, the liability for the estimated contingent consideration recorded in connection with this transaction was adjusted to its estimated fair value of zero considering deteriorating market conditions for accommodations in the U.S. The earnout provision of the Mountain West acquisition expired in 2013 without any payment.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Canadian	Australian	U.S.	Total
Balance as of December 31, 2012	$51,594	$226,906	$16,632	$295,132
Foreign currency translation	(2,109)	(31,967)	--	(34,076)
Balance as of December 31, 2013	49,485	194,939	16,632	261,056
Foreign currency translation	(4,225)	(8,842)	--	(13,067)
Goodwill impairment	--	(186,097)	(16,632)	(202,729)
Balance as of December 31, 2014	$45,260	$--	$--	$45,260

During 2014, in performing step one of the goodwill impairment test, the carrying amount of our U.S. and Australia reporting units exceeded the respective reporting unit’s IFV. Accordingly, we proceeded to the second step for those reporting units and recorded impairment charges totaling $16.6 million and $186.1 million to our U.S. and Australia reporting units, respectively. Please see Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion.

The following table presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of December 31, 2014 and 2013 (in thousands):

	AS OF DECEMBER 31,
	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Customer relationships	$47,611	$(21,740)	$50,980	$(14,875)
Contracts / agreements	40,120	(16,048)	43,836	(13,151)
Noncompete agreements	809	(680)	817	(539)
Total amortizable intangible assets	$88,540	$(38,468)	$95,633	$(28,565)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Brand names	$--	$--	$8,570	$--
Water rights	777	--	--	$--
Licenses	33	--	37	--
Total indefinite-lived intangible assets	810	--	8,607	--
Total intangible assets	$89,350	$(38,468)	$104,240	$(28,565)

During 2014, as further discussed in Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets and Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets, during 2014, management assessed the carrying value of our long-lived assets, which evaluation included amortizable intangible assets, to determine if they continued to be recoverable based on estimated future cash flows. As a result of the assessment, we recorded impairment losses on our amortizable intangible assets related to our U.S. segment of $3.2 million, which reduced the value of our amortizable intangible assets.

Also during 2014, as further discussed in Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets, we recognized a $9.0 million impairment of an indefinite lived intangible asset in Australia.

The weighted average remaining amortization period for all intangible assets, other than goodwill and indefinite- lived intangibles, was 6.1 years as of December 31, 2014 and 6.3 years as of December 31, 2013. Total amortization expense is expected to be $8.5 million in 2015, $8.3 million in 2016 and $8.2 million in each of 2017, 2018 and 2019. Amortization expense was $9.6 million, $10.2 million and $10.9 million in the years ended December 31, 2014, 2013 and 2012, respectively.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	DEBT

As of December 31, 2014 and 2013, long-term debt consisted of the following (in thousands):

	2014	2013
U.S. term loan, which matures on May 28, 2019, of $775.0 million; 1.25% of aggregate principal repayable per quarter beginning September 30, 2015; weighted average interest rate of 2.4% for the seven month period ended December 31, 2014	$775,000	$--

U.S. revolving credit facility, which matures on May 28, 2019, with available commitments up to $450.0 million; no borrowings outstanding during the twelve month period ended December 31, 2014	--	--

Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; no borrowings outstanding during the twelve month period ended December 31, 2014	--	--

Australian revolving credit facility, which matures May 28, 2019, with available commitments up to $100.0 million; no borrowings outstanding during the twelve month period ended December 31, 2014	--	--

Affiliate debt with Oil States	--	335,171
Total debt	775,000	335,171
Less: Current portion of long-term debt	19,375	--
Long-term debt, less current maturities	$755,625	$335,171

Scheduled maturities of long-term debt as of December 31, 2014 are as follows (in thousands):

2015	$19,375
2016	38,750
2017	38,750
2018	38,750
2019	639,375
$775,000

Credit Facility

Civeo was a party to an Oil States credit facility agreement together with Oil States that had separate Canadian borrowing limits that served as debt financing for the Canadian operations of Civeo (Oil States Credit Facility). As of December 31, 2013, we had no outstanding balance under the Canadian portion of the credit facility and $0.9 million of outstanding letters of credit. Additionally, Civeo had a separate Australian credit facility (The MAC Group Credit Facility) that was used exclusively to support our Australian operations. As of December 31, 2013, we had no outstanding balance under the Australian credit facility. On May 28, 2014, the Oil States Credit Facility and The MAC Group Credit Facility were terminated. We recognized a loss on the termination during the second quarter 2014 of approximately $3.5 million related to unamortized debt issuance costs, which is included in Loss on extinguishment of debt on the accompanying consolidated statements of operations.

On May 28, 2014, we entered into (i) a $650.0 million, 5-year revolving credit facility which is allocated as follows: (A) a $450.0 million senior secured revolving credit facility in favor of Civeo, as borrower (the U.S. facility), (B) a $100.0 million senior secured revolving credit facility in favor of certain of our Canadian subsidiaries, as borrowers (the Canadian facility), and (C) a $100.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower (the Australian facility), and (ii) a $775.0 million, 5-year term loan facility in favor of Civeo (collectively, the Credit Facility). U.S. Dollar amounts outstanding under the Credit Facility bear interest at a variable rate equal to LIBOR plus a margin of 1.75% to 2.75%, or a base rate plus 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Credit Facility). Canadian Dollar amounts outstanding under the Credit Facility bear interest at a variable rate equal to CDOR (as defined in the Credit Facility) plus a margin of 1.75% to 2.75%, or a base rate plus a margin of 0.75% to 1.75%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Credit Facility). Australian Dollar amounts outstanding under the Credit Facility bear interest at a variable rate equal to BBSY (as defined in the Credit Facility) plus a margin of 1.75% to 2.75%, based on a ratio of our total leverage to EBITDA (as defined in the Credit Facility). We paid certain customary fees with respect to the Credit Facility. We have 15 lenders in our Credit Facility with commitments ranging from $20 million to $195 million. As of December 31, 2014, we had outstanding letters of credit of $0.7 million under the U.S facility and $5.1 million under the Canadian facility.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0.  As of December 31, 2014, our borrowing capacity under our revolving credit facility was reduced by approximately $222.2 million due to the negative covenants. Each of the factors considered in the calculations of these ratios are defined in the Credit Facility.  EBITDA and consolidated interest, as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges.   We are in compliance with these covenants as of December 31, 2014. Based on our current forecasts for 2015, we expect that we will be required to reduce our outstanding indebtedness in order to comply with our maximum leverage ratio covenant as required under our Credit Facility, particularly in the third and fourth quarters of 2015.

Borrowings under the Credit Facility are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Obligations under the Credit Facility are guaranteed by our significant subsidiaries.

In addition to the Credit Facility, we have an A$30 million line of credit facility, which matures December 10, 2015. There were no borrowings or letters of credit outstanding, but we had bank guarantees of $1.4 million under this facility outstanding as of December 31, 2014.

Affiliate debt

On May 27, 2014, in conjunction with the Spin-Off, our affiliate debt with Oil States was settled through a non-cash capital contribution. See Note 18 – Related Party Transactions for further discussion.

11.	RETIREMENT PLANS

We sponsor defined contribution plans. Participation in these plans is available to substantially all employees. We recognized expense of $16.3 million, $18.6 million and $17.0 million, respectively, related to matching contributions under our various defined contribution plans during the years ended December 31, 2014, 2013 and 2012, respectively.

Canadian Retirement Savings Plan

We offer a defined contribution retirement plan to our Canadian employees. In Canada, we contribute, on a matched basis, an amount up to 5% of each Canadian based, salaried employee’s earnings (base salary plus annual incentive compensation) to the legislated maximum for a Deferred Profit Sharing Plan (DPSP – Maximum for 2014 - $12,465). DPSP is a form of defined contribution retirement savings plan governed by Canadian Federal Tax legislation which provides for deferral of tax on deposit and investment return until removed from the plan to support retirement income. Employer contributions vest upon the completion of two years of service. Employee contributions are required in order to be eligible for the DPSP employer matching. Maximum employer matching (5% noted above) is attained with (6%) employee contribution which would go into a Group Registered Retirement Savings Plan (GRRSP). The two plans work in tandem. Contributions to the “Retirement Savings Plan” for Canadian employees are subject to the annual maximum total registered savings limit of $24,270 in 2014 as set out in the Canadian Tax Act.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Australian Retirement Savings Plan

Our Australian affiliate contributes to various defined contribution plans for its employees in accordance with legislation governing the calculation of the Superannuation Guarantee Surcharge (SGC). SGC is contributed by the employer at a rate of 9.5% of the base salary of an employee, capped at the legislated maximum contribution base which is indexed annually.

A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will have no legal or constructive obligation to pay further amounts. Our Australian affiliate makes no investment decisions on behalf of the employee and has no obligations other than to remit the defined contributions to the plan selected by each individual employee.

Obligations for contributions to defined contribution plans are recognized as an employee benefit expense in profit or loss in the periods during which services are rendered by employees.

U.S. Retirement Savings Plan

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 75% of their base and cash incentive compensation (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 4% employee contribution and 50% match on the next 2% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are immediately vested thereafter.

12.	ASSET RETIREMENT OBLIGATIONS

AROs at December 31, 2014 and 2013 were (in thousands):

	2014	2013

Asset retirement obligations	$21,610	$6,095
Less: Asset retirement obligations due within one year*	--	--
Long-term asset retirement obligations	$21,610	$6,095

*	Classified as a current liability on the consolidated balance sheets, under the caption “Other accruals.”

Total expense related to the ARO was $0.3 million in 2014, 2013 and 2012.

During the years ended December 31, 2014, 2013 and 2012, our ARO changed as follows (in thousands):

	2014	2013	2012
Balance as of January 1	$6,095	$5,518	$4,615
Accretion of discount	336	350	305
New obligations	797	566	--
Change in estimates of existing obligations	14,838	34	491
Foreign currency translation	(456)	(373)	107
Balance as of December 31	$21,610	$6,095	$5,518

During 2014, our estimates of existing obligations increased by $14.8 million. The change in estimate was the result of acceleration of the timing of estimated expenditures, due to new information received during 2014 and higher expected expenditures for remediation, as a result of current estimates of costs expected to be incurred.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	INCOME TAXES

Pre-tax income (loss) for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	2014	2013	2012
Domestic operations	$(97,563)	$(2,054)	$29,894
Foreign operations	(58,720)	241,422	300,314
Total	$(156,283)	$239,368	$330,208

The components of the income tax provision for the years ended December 31, 2014, 2013 and 2013 consisted of the following (in thousands):

	2014	2013	2012
Current:
Federal	$--	$(7,525)	$8,495
State	--	11	698
Foreign	27,046	51,962	61,261
Total	$27,046	$44,448	$70,454

Deferred:
Federal	$(6,332)	$6,787	$4,262
State	(1,062)	--	--
Foreign	11,727	4,820	9,550
Total	$4,333	$11,607	$13,812

Total Provision	$31,379	$56,055	$84,266

The provision for taxes differs from an amount computed at U.S. statutory rates as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014			2013		2012
Federal tax expense (benefit) at statutory rates	$(54,699)	35.0%		$83,778	35.0%	$115,571	35.0%
Effect of foreign income tax, net	(10,599)	6.8%		(27,051)	(11.3% )	(31,200)	(9.4% )
Goodwill impairment	19,798	(12.7%	)	--	--	--	--
Valuation allowance	51,369	(32.9%	)	--	--	--	--
Tax on future remitted earnings	26,077	(16.7%	)	--	--	--	--
Other nondeductible expenses	--	--		(482)	(0.2% )	(492)	(0.2% )
State tax expense, net of federal benefits	(1,062)	0.7		11	0.0%	698	0.2%
Domestic manufacturing deduction	--	----		(92)	0.0%	(80)	0.0%
Uncertain tax positions adjustments, net	29	0.0%		17	0.0%	17	0.0%
Other, net	466	(0.3%	)	(125)	(0.1% )	(248)	(0.1% )
Net income tax provision	$31,379	(20.1%	)	$56,056	23.4%	$84,266	25.5%

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$1,347	$572
Allowance for inventory reserves	12	15
Employee benefits	2,074	667
Deductible goodwill and other intangibles	45,858	6,977
Other reserves	4,329	3,384
Depreciation	--	683
Deferred revenue $1,152	4,491	5,251
Net operating loss $1,152	5,540	---
Other	2,466	834
Deferred tax asset	66,117	18,383
Valuation allowance	(49,523)	---
Deferred tax asset	$16,594	$18,383
Deferred tax liabilities:
Depreciation	$(60,558)	$(78,518)
Intangibles	--	(6,032)
Accrued liabilities	--	(3,161)
Investment	(26,044)	--
Other	--	(2,650)
Deferred tax liability	(86,602)	(90,361)
Net deferred tax liability	$(70,008)	$(71,978)

Reclassifications of our deferred tax balance based on net current items and net non-current items as of December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013

Current deferred tax asset	$4,620	$306
Current deferred tax liability	(21,452)	--
Long-term deferred tax asset	2,324	--
Long-term deferred tax liability	(55,500)	(72,284)
Net deferred tax liability	$(70,008)	$(71,978)

At December 31, 2014, we had approximately $12 million of regular federal tax net operating loss (NOL) carryforwards. The federal NOL carryforwards will expire beginning in 2034. We believe we will produce sufficient future taxable income to utilize existing tax attributes, including the federal NOL carryforwards; therefore, a valuation allowance has not been recorded as of December 31, 2014 for the amount of tax benefits represented by federal NOL carryforwards not otherwise realized by reversing temporary differences.

Appropriate U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted in the near future. During the fourth quarter of 2014, we reevaluated our intent to indefinitely reinvest earnings of foreign subsidiary companies. Due to our expectations of utilizing our existing and future cash balances to reduce our aggregate debt balances during 2015, we have recognized a deferred tax liability of $25.3 million related to a portion of our undistributed foreign earnings. The cumulative amount of undistributed earnings of foreign subsidiaries that we intend to continue to indefinitely reinvest, and upon which foreign taxes have been accrued or paid but no deferred U.S. income taxes have been provided is $855.3 million at December 31, 2014, the majority of which has been generated in Canada. Upon distribution of these earnings in the form of dividends or otherwise, we may be subject to U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that may be payable on the eventual remittance of these earnings after consideration of available foreign tax credits.

We file tax returns in the jurisdictions in which they are required. All of these returns are subject to examination or audit and possible adjustment as a result of assessments by taxing authorities. We believe that we have recorded sufficient tax liabilities and do not expect the resolution of any examination or audit of our tax returns to have a material adverse effect on our operating results, financial condition or liquidity.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Our Canadian federal tax returns subsequent to 2008 are subject to audit by the Canada Revenue Agency. Our Australian subsidiary’s federal tax returns subsequent to 2007 are subject to audit by the Australian Taxation Office.

Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future. At December 31, 2014, valuation allowances totaling $49.5 million related to deferred tax assets related to capital losses that are not expected to be realized.

The total amount of unrecognized tax benefits as of December 31, 2014 and 2013 was $0.7 million. The unrecognized tax benefits, if recognized, would affect the effective tax rate. We accrue interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. As of December 31, 2014 and 2013, we had accrued $0.3 million and $0.3 million, respectively, of interest expense and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance as of January 1	$679	$679	$679
Additions for tax positions of prior years	--	--	--
Reductions for tax positions of prior years	--	--	--
Lapse of the applicable statute of limitations	--	--	--
Balance as of December 31	$679	$679	$679

It is reasonably possible that the amount of unrecognized tax benefits will change during the next twelve months due to the closing of the statute of limitations and that change, if it were to occur, could have a favorable or unfavorable impact on our results of operation.

14.	COMMITMENTS AND CONTINGENCIES

We lease a portion of our equipment, office space, computer equipment, automobiles and trucks under leases which expire at various dates.

Minimum future operating lease obligations in effect at December 31, 2014, were as follows (in thousands):

2015	$6,452
2016	5,524
2017	4,886
2018	3,989
2019	3,501
Thereafter	15,474
$39,826

Rental expense under operating leases was $8.4 million, $7.1 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $138.5 million from a $60.0 million accumulated loss at December 31, 2013 to a $198.5 million accumulated loss at December 31, 2014, as a result of foreign currency exchange rate differences. Changes in the other comprehensive loss during 2014 were primarily driven by the Australian dollar and Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$1.1 billion and A$0.8 billion, respectively, at December 31, 2014.

16.	STOCK BASED COMPENSATION

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

In connection with the Spin-Off, stock based compensation awards granted under the Oil States Plan and held by Civeo grantees as of May 30, 2014 were replaced with substitute Civeo awards. Stock options were replaced with options to purchase Civeo common stock. Unvested restricted stock awards were replaced with substitute Civeo restricted stock awards. Unvested deferred stock awards were replaced with substitute Civeo deferred stock awards. Additionally, phantom shares granted under the Canadian Long-Term Incentive Plan were converted to units that entitle the recipient to a lump sum cash payment equal to the fair market value of a share of Civeo’s common stock on the respective vesting date. These replacements were intended to preserve the intrinsic value of the awards as of May 30, 2014. The substitution of these awards did not cause us to recognize incremental compensation expense as an equitable adjustment was required to be made as a result of the Spin-Off.

Stock-based compensation expense recognized in the years ended December 31, 2014, 2013 and 2012 totaled $8.9 million, $6.4 million and $3.3 million, respectively. Stock-based compensation expense is reflected in SG&A expense in our consolidated statements of operations.

Stock Options

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on Oil States’ common stock was assumed to be zero since they did not pay dividends and had no plans to do so prior to the Spin-Off. The expected market price volatility of Oil States’ common stock was based on an estimate made by them that considers the historical and implied volatility of its common stock as well as a peer group of companies over a time period equal to the expected term of the option. The expected life of the options awarded in 2014, 2013 and 2012 was based on a formula considering the vesting period, term of the options awarded and past experience. Information for periods prior to the Spin-Off is based on stock option awards for Oil States’ common stock.

	2014 (prior to Spin-Off)	2013	2012
Risk-free weighted interest rate	1.27%	0.6%	0.6%
Expected life (in years)	4.1	4.1	4.1
Expected volatility	38%	44%	57%

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A total of 120,799 Oil States stock options were converted to 554,738 Civeo stock options at May 30, 2014, in connection with the Spin-Off. As such, no grant, exercise or cancellation activity occurred on Civeo stock option awards prior to May 30, 2014. The following table presents the changes in stock options outstanding and related information for our employees from the date of the Spin-Off through December 31, 2014:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value (Thousands)
Outstanding Options at May 30, 2014	554,738	$11.14
Granted	--	--
Exercised	(12,628)	11.95
Forfeited / Expired	(9,184)	16.43
Outstanding Options at December 31, 2014Total amortizable intangible assets	532,926	$11.03	3.4	$66,130

Exercisable Options at December 31, 2014	384,892	$8.24	1.8	$66,130

The total intrinsic value of options exercised by our employees during 2014 for periods prior to the Spin-Off, 2013 and 2012 was $5.0 million, $8.2 million and $6.2 million, respectively. The total intrinsic value of options exercised by our employees during 2014 for periods subsequent to the Spin-Off was $0.2 million. Oil States received all cash from option exercises during 2014 for periods prior to the Spin-Off, 2013 and 2012. The tax benefits realized by Oil States for the tax deduction from stock options exercised during 2014 for periods prior to the Spin-Off, 2013 and 2012 totaled $0.2 million, $0.6 million and $0.2 million, respectively.   The tax benefits realized for the tax deduction from stock options exercised during 2014 for periods subsequent to the Spin-Off totaled zero.

At December 31, 2014, unrecognized compensation cost related to stock options was $0.5 million, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes information for outstanding stock options of our employees at December 31, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding as of December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2014	Weighted Average Exercise Price

$3.63			137,771	0.14	$3.63	137,771	$3.63
$8.21			174,508	1.13	$8.21	174,508	$8.21
$16.43			98,382	6.13	$16.43	45,060	$16.43
$17.48			51,087	8.14	$17.48	11,480	$17.48
$18.43			34,441	7.13	$18.43	16,073	$18.43
$21.87			36,737	9.13	$21.87	--	$--
$3.63	-	$21.87	532,926	3.41	$11.03	384,892	$8.24

Restricted Stock Awards / Deferred Stock Awards

A total of 94,936 unvested Oil States restricted stock and deferred stock awards were converted to 435,999 unvested Civeo restricted stock awards at May 30, 2014, in connection with the Spin-Off. As such, no grant, exercise or cancellation activity occurred on Civeo restricted stock awards prior to May 30, 2014. Included in this total were 20,000 Oil States performance based restricted stock awards, which vested in an amount that depended on Oil States’ achievement of specified performance objectives. In conjunction with the Spin-Off transaction, the awards were cancelled and the holder was granted 91,848 unvested Civeo restricted stock awards, of which half vest in February 2015 and the other half vest in February 2016.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents the changes in restricted stock and deferred stock awards outstanding and related information for our employees from the date of the Spin-Off through December 31, 2014:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at May 30, 2014	435,999	$18.87
Granted	188,005	21.14
Vested	(19,358)	13.87
Forfeited	(27,764)	18.75
Nonvested shares at December 31, 2014Total amortizable intangible assets	576,882	$19.78

The weighted average grant date fair value per share for restricted stock and deferred stock awards granted in 2014 for periods prior to the Spin-Off, 2013 and 2012 was $100.43, $80.25 and $81.35, respectively. The weighted average grant date fair value per share for restricted stock and deferred stock awards granted in 2014 subsequent to the Spin-Off was $21.14. The total fair value of restricted stock and deferred stock awards vested during 2014 for periods prior to the Spin-Off, 2013 and 2012 was $2.7 million, $1.0 million and $0.8 million, respectively. The total fair value of restricted stock and deferred stock awards vested during 2014 for periods subsequent to the Spin-Off was $0.4 million. At December 31, 2014, unrecognized compensation cost related to restricted stock and deferred stock awards was $7.4 million, which is expected to be recognized over a weighted average period of 2.8 years.

Phantom Share Awards

At May 30, 2014, in connection with the Spin-Off, a total of 123,183 awards outstanding under the Canadian Long-Term Incentive Plan were converted to 565,706 units that entitle the recipient to a lump sum cash payment equal to the fair market value of a share of Civeo’s common stock on the respective vesting date. These awards are accounted for as a liability that is remeasured at each reporting date until paid. On May 30, 2014, we granted 4,337 phantom stock awards, all of which vest in three equal annual installments beginning on May 30, 2015.

At December 31, 2014, the balance of the liability for the phantom stock awards was $0.7 million. At December 31, 2014, unrecognized compensation cost related to phantom shares was $1.1 million, as remeasured at December 31, 2014, which is expected to be recognized over a weighted average period of 1.8 years.

17.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canadian, Australian and U.S., which represent our strategic focus on work force accommodations.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for each of the three years ended December 31, 2014, 2013 and 2012 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
2014
Canada	$661,721	$(305)	$661,416	$91,893	$106,580	$218,620	$1,024,990
Australia	213,279	--	213,279	62,924	(155,851)	24,907	669,789
United States	123,328	(55,132)	68,196	20,281	(86,959)	10,901	135,681
Corporate, stand-alone adjustments and eliminations	(55,437)	55,437	--	(128)	(6,661)	(3,270)	(1,299)
Total	$942,891	$--	$942,891	$174,970	$(142,891)	$251,158	$1,829,161

2013
Canada	$714,136	$(3,598)	$710,538	$85,180	$190,470	$155,556	$993,729
Australia	255,457	--	255,457	64,691	75,197	75,935	894,227
United States	91,311	(16,202)	75,109	17,488	(3,320)	61,989	234,049
Corporate, stand-alone adjustments and eliminations	(19,800)	19,800	--	(146)	(2,891)	(1,786)	1,232
Total	$1,041,104	$--	$1,041,104	$167,213	$259,456	$291,694	$2,123,237

2012
Canada	$733,894	$(16,734)	$717,160	$71,203	$226,403	$106,835	$954,295
Australia	276,249	(35)	276,214	55,443	99,213	145,766	992,665
United States	115,611	(110)	115,501	12,402	31,358	63,184	178,229
Corporate, stand-alone adjustments and eliminations	(16,879)	16,879	--	(1)	(4,045)	(1,738)	7,736
Total	$1,108,875	$--	$1,108,875	$139,047	$352,929	$314,047	$2,132,925

Financial information by geographic segment for each of the three years ended December 31, 2014, 2013 and 2012, is summarized below (in thousands). Revenues in the U.S. include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Long-lived assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	Canada	Australia	U.S. and Other	Total
2014
Revenues from unaffiliated customers	$661,416	$213,279	$68,196	$942,891
Long-lived assets	746,983	519,777	96,120	1,362,880

2013
Revenues from unaffiliated customers	$710,538	$255,457	$75,109	$1,041,104
Long-lived assets	664,466	810,645	198,594	1,673,705

2012
Revenues from unaffiliated customers	$717,160	$276,214	$115,501	$1,108,875
Long-lived assets	634,616	932,155	158,729	1,725,500

Imperial Oil accounted for more than 10% of our revenues in the years ended December 31, 2014, 2013 and 2012. BHP Billiton Mitsubishi Alliance accounted for more than 10% of our revenues in the year ended December 31, 2013.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	RELATED PARTY TRANSACTIONS

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

The Indemnification and Release Agreement governs the treatment of all aspects relating to indemnification, insurance, litigation responsibility and management, and litigation document sharing and cooperation. Generally, the Indemnification and Release Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Oil States’ business with Oil States. The Indemnification and Release Agreement also establishes procedures for handling claims subject to indemnification and related matters. Pursuant to the Indemnification and Release Agreement, we and Oil States will generally release the other party from all claims arising prior to the Spin-Off other than claims arising under the transaction agreements, including the indemnification provisions described above.  See Note 14 – Commitments and Contingencies.

The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of Oil States and us with respect to taxes and tax benefits, the filing of tax returns, the control of audits, restrictions on us to preserve the tax-free status of the Spin-Off and other tax matters.

The Employee Matters Agreement provides that each company has responsibility for its own employees and compensation plans. The agreement also contains provisions regarding stock-based compensation. See Note 16 – Stock Based Compensation.

The Transition Services Agreement sets forth the terms on which Oil States will provide to us, and we will provide to Oil States, on a temporary basis, certain services or functions that the companies historically have shared. Transition services provided to us by Oil States may include administrative, payroll, legal, human resources, data processing, financial audit support, financial transaction support, and other support services, information technology systems and various other corporate services. Transition services provided to Oil States by us may include information technology systems, financial audit support, tax support and other corporate services. The agreement provides for the provision of specified transition services, generally for a period of up to nine months from the date of the Spin-Off, with a possible extension of 1 month (an aggregate of 10 months) at a predetermined fee based on estimated cost to Oil States. The Transition Services Agreement expired under the terms of the agreement on February 28, 2015. We incurred costs under the Transition Services Agreement totaling $1.3 million during the year ended December 31, 2014.

Parent Company Services Provided and Corporate Allocations

Prior to the Spin-Off, Oil States provided services to and funded certain expenditures of Civeo. The most significant of these services and expenditures were: (1) funding expenditures to settle domestic accounts payable; (2) funding and processing of domestic payroll; (3) share-based compensation; and (4) certain transaction-related expenditures. The consolidated financial statements of Civeo reflect these expenditures. During the years ended December 31, 2014, 2013 and 2012, $41.7 million, $130.2 million and $88.9 million, respectively, of expenditures for services received from Oil States or funding for expenditures provided by Oil States were included in the consolidated financial statements.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Prior to the Spin-Off, the consolidated statements of operations also include general corporate expense allocations, which include costs incurred by Oil States for certain corporate functions such as executive management, finance, information technology, tax, internal audit, risk management, legal, human resources and treasury. During the years ended December 31, 2014, 2013 and 2012, we were allocated $2.8 million, $6.1 million and $5.0 million, respectively, in respect of these corporate expenses which are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Oil States Net Investment

Net transfers to Oil States are included within Oil States net investment on the consolidated balance sheets. The components of the change in Oil States net investment for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Cash transfers and general financing activities	$(13,255)	$29,098	$(75,457)
Services received or funding for expenditures	41,725	130,159	88,877
Corporate allocations, including income tax provision (1)	3,950	7,216	13,148
Net increase in Oil States net investment	$32,420	$166,473	$26,568

(1)

Corporate allocations includes the general corporate expense allocations of $2.8 million, $6.1 million and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, the impact of the income tax provision, the allocation of corporate insurance premiums, and the attribution of certain assets and liabilities that have historically been held at the Oil States corporate level, but which are specifically identifiable or otherwise allocable to us. The attributed assets and liabilities are included in Civeo’s consolidated balance sheets.

Supplemental Cash Flow Information

In accordance with the Separation and Distribution Agreement, our affiliate debt with Oil States, which totaled approximately $336.8 million as of May 30, 2014, including accrued interest, was settled through a non-cash capital contribution.

19.	VALUATION ALLOWANCES

Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Net of Recoveries)	Translation and Other, Net	Balance at End of Period

Year Ended December 31, 2014:
Allowance for doubtful accounts receivable	$3,656	$503	$(51)	$(65)	$4,043
Valuation allowance for deferred tax assets	--	49,523	--	--	49,523

Year Ended December 31, 2013:
Allowance for doubtful accounts receivable	$1,118	$2,628	$(7)	$(83)	$3,656

Year Ended December 31, 2012:
Allowance for doubtful accounts receivable	$1,604	$174	$(665)	$5	$1,118

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
2014
Revenues	$252,799	$227,133	$243,265	$219,694
Gross profit(1)	109,289	93,828	106,164	88,689
Net income (loss) attributable to Civeo	36,239	13,949	32,403	(271,634)
Basic earnings (loss) per share	0.34	0.13	0.30	(2.54)
Diluted earnings (loss) per share	0.34	0.13	0.30	(2.54)

2013
Revenues	$294,538	$242,990	$245,099	$258,477
Gross profit(1)	144,090	110,396	112,973	124,030
Net income attributable to Civeo	63,812	32,970	39,641	45,453
Basic earnings per share	0.60	0.31	0.37	0.43
Diluted earnings per share	0.60	0.31	0.37	0.43

(1)	Represents "revenues" less "product costs" and "service and other costs" included in our consolidated statements of operations.

(2)

In the first quarter of 2013, we recognized a gain of $4.0 million ($2.6 million after-tax, or $0.02 per diluted share) from a decrease to a liability associated with contingent acquisition consideration in our U.S. segment.

(3)	In the second quarter of 2014, we recognized the following items:
●

A charge of $9.0 million impairment ($6.3 million after-tax, or $0.06 per diluted share), related to the impairment of an intangible asset in Australia. Due to the Spin-Off, and the resulting rebranding of the Company’s Australian operations from The Mac to Civeo Australia, it was determined that the fair value of an intangible asset associated with The Mac brand was zero. The charge, which is related to our Australia segment, is included in Impairment expense on the accompanying consolidated statements of operations.

●

An impairment of certain fixed assets which were not in our custody, and for which return was determined to be uncertain. The $2.6 million impairment ($1.7 million after-tax, or $0.02 per diluted share), which is related to our U.S. segment, is included in Impairment expense on the consolidated statements of operations.

●

Severance costs associated with the termination of an executive. The $4.1 million expense ($3.1 million after-tax, or $0.03 per diluted share), which is related to our Canadian segment, is included in Selling, general and administrative expenses on the consolidated statements of operations.

●	$3.5 million, or $0.02 per diluted share after-tax, of losses incurred on extinguishment of debt.
●

Transition costs incurred associated with becoming a stand-alone company. The $1.9 million in costs ($1.2 million after-tax, or $0.01 per diluted share), which are primarily corporate in nature, are included in Spin-Off and formation costs on the consolidated statements of operations.

In the second quarter of 2013, we recognized $1.2 million, or $0.01 per diluted share after-tax, of losses incurred on extinguishment of debt.

(4)

In the third quarter of 2014, we recognized $1.0 million in transition costs associated with becoming a stand-alone company ($0.7 million after-tax, or $0.01 per diluted share). The costs, which are primarily corporate in nature, are included in Spin-Off and formation costs on the consolidated statements of operations.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(5)	In the fourth quarter of 2014, we recognized the following items:
●	Goodwill impairment losses of $202.7 million ($201.2 million after-tax, or $1.89 per diluted share) during 2014, of which $16.6 million related to our U.S. segment and $186.1 million related to our Australian segment.
●

Fixed asset and intangible asset impairment losses of $76.2 million ($51.2 million after-tax, or $0.48 per diluted share) during 2014, of which $59.0 million related to our U.S. segment and $17.2 million related to our Canadian segment.

●

A $34.9 million tax expense ($0.33 per diluted share) from the establishment of a deferred tax liability related to a portion of our undistributed foreign earnings which we no longer intend to indefinitely reinvest and a valuation allowance related to deferred tax assets related to capital losses not expected to be realized.

●

Costs associated with our planned migration to Canada of $2.6 million ($1.7 million after-tax), or $0.02 per diluted share after-tax, included in Selling, general and administrative expenses on the consolidated statements of operations.

●

Transition costs incurred associated with becoming a stand-alone company. The $0.9 million in costs ($0.6 million after-tax, or $0.01 per diluted share), which are primarily corporate in nature, are included in Spin-off and formation costs on the consolidated statements of operations.

Amounts are calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total calculated for the year.

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

3.2	Amended and Restated Bylaws of Civeo Corporation (incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10 (File No. 001-36246) filed on May 6, 2014).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 (File No. 001-36246) filed on May 6, 2014).

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

10.6†	Form of Indemnification Agreement (as of July 25, 2014) (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on August 13, 2014).

10.7†

Settlement Agreement and Release, dated as of June 26, 2014, by and between Civeo Corporation and Ronald Green (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on August 13, 2014).

10.8†	2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 (File No. 333-196292) filed on May 27, 2014).
10.9†	Form of Civeo Corporation Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.10†	Form of Canadian Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.11†

Form of Employee Non-Qualified Stock Option Agreement under the 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.12†

Form of Restricted Stock Agreement under the 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.13†		Form of Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.14†		Form of Deferred Stock Agreement (Australia) (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.15†		Form of Deferred Stock Agreement (Canada) (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.16†		Form of Executive Agreement of Bradley J. Dodson (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.17*†		Form of Phantom Unit Agreement under the 2014 Equity Participation Plan of Civeo Corporation.

21.1*		List of Subsidiaries of Civeo Corporation.

23.1*		Consent of Ernst & Young LLP.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

99.1	—

Nomination and Support Agreement, dated October 22, 2014, by and between JANA Partners LLC and Civeo Corporation (incorporated herein by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-36246) filed on October 27, 2014).

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

†     Management contracts and compensatory plans and arrangements.

**     Furnished herewith.

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Annual Report on Form 10-K. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about Civeo or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in our public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about Civeo or its business or operations on the date hereof.