Form 10-Q
period 2015-03-31
Civeo Corp
filed 2015-04-30
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to  _________________________

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

(Check one):

Large Accelerated Filer []	Accelerated Filer []

Non-Accelerated Filer [X] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X ]

The Registrant had 107,321,989 shares of common stock outstanding as of April 24, 2015.

CIVEO CORPORATION

INDEX

Page No.
Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Financial Statements
Unaudited Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2015 and 2014	3
Unaudited Consolidated Statements of Comprehensive Income for the Three Month Periods Ended March 31, 2015 and 2014	4
Consolidated Balance Sheets – March 31, 2015 (unaudited) and December 31, 2014	5
Unaudited Consolidated Statements of Changes in Stockholders’ Equity / Net Investment for the Three Months Ended March 31, 2015 and 2014	6
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	7
Notes to Unaudited Consolidated Financial Statements	8 – 18

Cautionary Statement Regarding Forward-Looking Statements	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31-32

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

(a) Index of Exhibits	34

Signature Page	35

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Revenues:
Service and other	$168,132	$238,858
Product	2,855	13,941
	170,987	252,799
Costs and expenses:
Service and other costs	99,839	131,378
Product costs	3,072	12,132
Selling, general and administrative expenses	16,686	16,145
Spin-off and formation costs	--	573
Depreciation and amortization expense	42,446	39,599
Impairment expense	2,738	--
Other operating expense	1,330	112
	166,111	199,939
Operating income	4,876	52,860

Interest expense to affiliates	--	(4,289)
Interest expense to third-parties, net of capitalized interest	(5,609)	(841)
Interest income	1,122	939
Other income	998	238
Income before income taxes	1,387	48,907
Income tax provision	(1,157)	(12,311)
Net income	230	36,596
Less: Net income attributable to noncontrolling interest	246	357
Net income (loss) attributable to Civeo Corporation.	$(16)	$36,239

Per Share Data (see Note 6)
Basic net income (loss) per share attributable to Civeo Corporation common stockholders	$0.00	$0.34

Diluted net income (loss) per share attributable to Civeo Corporation common stockholders.	$0.00	$0.34

Weighted average number of common shares outstanding:
Basic	106,460	106,293
Diluted.	106,460	106,460

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014

Net income	$230	$36,596

Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of $2.4 million and zero, respectively	(111,024)	13,078
Total other comprehensive income (loss)	(111,024)	13,078

Comprehensive income (loss)	(110,794)	49,674
Comprehensive (income) loss attributable to noncontrolling interest	(60)	(292)
Comprehensive income (loss) attributable to Civeo Corporation.	$(110,854)	$49,382

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	MARCH 31, 2015	DECEMBER 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$279,797	$263,314
Accounts receivable, net	128,246	160,253
Inventories	9,836	13,228
Prepaid expenses and other current assets	30,346	27,161
Assets held for sale	8,656	--
Total current assets	456,881	463,956

Property, plant and equipment, net	1,128,162	1,248,430
Goodwill, net	44,555	45,260
Other intangible assets, net	45,068	50,882
Other noncurrent assets	20,133	20,633
Total assets	$1,694,799	$1,829,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,748	$36,277
Accrued liabilities	16,393	22,512
Income taxes	--	61
Current portion of long-term debt	29,063	19,375
Deferred revenue	12,241	18,539
Other current liabilities	21,657	21,677
Total current liabilities	107,102	118,441

Long-term debt, less current maturities	745,937	755,625
Deferred income taxes	53,379	55,500
Other noncurrent liabilities	37,458	39,486
Total liabilities	943,876	969,052

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Common stock ($0.01 par value, 550,000,000 shares authorized, 107,352,538 shares and 106,721,483 shares issued, respectively, and 107,321,989 shares and 106,721,483 shares outstanding, respectively)	1,074	1,067
Additional paid-in capital	1,301,761	1,300,042
Accumulated deficit	(244,633)	(244,617)
Common stock held in treasury at cost, 30,549 and zero shares, respectively	(118)	--
Accumulated other comprehensive loss	(309,329)	(198,491)
Total Civeo Corporation stockholders’ equity	748,755	858,001
Noncontrolling interest	2,168	2,108
Total stockholders’ equity	750,923	860,109
Total liabilities and stockholders’ equity	$1,694,799	$1,829,161

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY / NET INVESTMENT

(In Thousands)

		Attributable to Civeo
	Common Stock
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Oil States Net Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity / Net Investment

Balance, December 31, 2013	$--	$--	$--	$--	$1,651,013	$(59,979)	$1,711	$1,592,745
Net income					36,239		357	36,596
Currency translation adjustment.						13,078	(65)	13,013
Net transfers from Oil States International, Inc.					22,871			22,871
Balance, March 31, 2014	$--	$--	$--	$--	$1,710,123	$(46,901)	$2,003	$1,665,225

Balance, December 31, 2014	$1,067	$1,300,042	$(244,617)	$--	$--	$(198,491)	$2,108	$860,109
Net income (loss)			(16)				246	230
Currency translation adjustment.						(110,838)	(186)	(111,024)
Stock-based compensation.	7	1,719		(118)				1,608
Balance, March 31, 2015	$1,074	$1,301,761	$(244,633)	$(118)	$--	$(309,329)	$2,168	$750,923

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014

Cash flows from operating activities:
Net income	$230	$36,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,446	39,599
Impairment charge	2,738	--
Inventory write-down	1,015	--
Deferred income tax provision (benefit)	(801)	5,179
Non-cash compensation charge	1,223	1,616
Losses (gains) on disposals of assets	(341)	1,194
Provision for loss on receivables, net of recoveries	730	91
Other, net	845	297
Changes in operating assets and liabilities:
Accounts receivable	19,835	(8,130)
Inventories	1,256	6,141
Accounts payable and accrued liabilities	(10,680)	9,436
Taxes payable	(6,483)	(6,399)
Other current assets and liabilities, net	(3,111)	5,093
Net cash flows provided by operating activities	48,902	90,713

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(10,702)	(63,525)
Proceeds from disposition of property, plant and equipment	1,127	230
Net cash flows used in investing activities	(9,575)	(63,295)

Cash flows from financing activities:
Proceeds from issuance of common stock	500	--
Contributions from Oil States	--	20,193
Net cash flows provided by financing activities	500	20,193

Effect of exchange rate changes on cash	(23,344)	(6,988)
Net change in cash and cash equivalents	16,483	40,623
Cash and cash equivalents, beginning of period	263,314	224,128

Cash and cash equivalents, end of period	$279,797	$264,751

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, SPIN-OFF AND BASIS OF PRESENTATION

Description of the Business

We are one of North America’s and Australia’s largest integrated providers of accommodations services for people working in remote locations. Our scalable modular facilities provide long-term and temporary workforce accommodations where traditional infrastructure is insufficient, inaccessible or not cost effective. Once facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and redeployment logistics. Our accommodations support workforces in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications as well as disaster relief efforts, primarily in Canada, Australia and the United States. We operate in three principal reportable business segments – Canadian, Australian and U.S.

Spin-off

On May 5, 2014, the Oil States International, Inc. (Oil States) board of directors approved the separation of its Accommodations Segment (Accommodations) into a standalone, publicly traded company, Civeo Corporation (Civeo). In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo it held after the market closed on May 30, 2014 (the Spin-Off). Each Oil States stockholder received two shares of Civeo common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the Spin-Off, Oil States received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Civeo common stock was not taxable to Oil States or U.S. holders of Oil States common stock. Following the Spin-Off, Oil States retained no ownership interest in Civeo, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the Spin-Off was filed by Civeo with the U.S. Securities and Exchange Commission (SEC) and was declared effective on May 8, 2014. On June 2, 2014, Civeo stock began trading the “regular-way” on the New York Stock Exchange under the “CVEO” stock symbol. Pursuant to the Separation and Distribution Agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

In connection with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million (collectively, the Credit Facility) for an aggregate borrowing capacity of $1.4 billion. For further discussion, see Note 7 – Debt.

Redomiciling to Canada

On September 29, 2014, we announced our intention to redomicile the Company to Canada (the Redomicile Transaction). We expect to execute a “self-directed redomiciling” of the Company as permitted under the U.S. Internal Revenue Code. U.S. federal income tax laws permit a company to change its domicile to a foreign jurisdiction without corporate-level U.S. federal income taxes provided that such company has “substantial business activity” in the relevant jurisdiction. “Substantial business activity” is defined as foreign operations consisting of over 25% of the company’s total (i) revenues, (ii) assets, (iii) employees and (iv) employee compensation. With approximately 50% or more of our operations in Canada based on these metrics, we believe we qualify for a self-directed redomiciling. We expect to complete the Redomicile Transaction in the second or third quarter of 2015. There is no assurance that we will be able to complete the Redomicile Transaction in a timely manner or at all, and if completed, we may not achieve the expected benefits.

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

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity / net investment for the three months ended March 31, 2014 consist entirely of the combined results of the Oil States’ Accommodations business.

●

Our consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity / net investment for the three months ended March 31, 2015 consist entirely of the consolidated results of Civeo.

●	Our consolidated balance sheets at March 31, 2015 and December 31, 2014 consist of the consolidated balances of Civeo.

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

Unless otherwise stated or the context otherwise indicates, all references in these consolidated financial statements to “Civeo,” “the Company,” “us,” “our” or “we” for the time period prior to the Spin-Off mean the Accommodations business of Oil States. For time periods after the Spin-Off, these terms refer to the legal entity Civeo Corporation and its consolidated subsidiaries.

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The accompanying unaudited consolidated financial statements of Civeo have been prepared pursuant to the rules and regulations of the SEC pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year.

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

The financial statements included in this report should be read in conjunction with our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03).  ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability.  The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation.  Early adoption is permitted.  We plan to adopt the standard in the first quarter of 2016.  As of March 31, 2015, we had debt issuance costs totaling $8.1 million, which are included in Prepaid expenses and other current assets ($1.9 million) and Other non-current assets ($6.2 million) on the accompanying unaudited consolidated balance sheets.

In February 2015, the FASB issued ASU 2015-02 "Amendments to the Consolidation Analysis" (ASU 2015-02).  ASU 2015-02 alters the models used to determine consolidation conclusions for certain entities, including limited partnerships, and may require additional disclosures.  ASU 2015-02 is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods with either retrospective or modified retrospective presentation allowed.  We plan to adopt the standard in the first quarter of 2016 and are currently evaluating the impact of the new standard on our financial statements.

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers" (ASC 606).  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  The standard was originally effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period, however the FASB has delayed the effective date of ASC 606 to annual and interim periods beginning after December 15, 2017.  Accordingly, we plan to adopt this standard in the first quarter of 2018.  ASC 606 allows either full retrospective or modified retrospective transition, and early adoption is not permitted.  We continue to evaluate both the impact of this new standard on our financial statements and the transition method we will utilize for adoption.

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

As of March 31, 2015 and December 31, 2014, we believe the carrying value of our floating-rate debt outstanding under our $775 million term loan approximates its fair value because the term includes short-term interest rates and excludes penalties for prepayment. We estimated the fair value of our floating-rate term loan using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for this loan.

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2015 and December 31, 2014 is presented below (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable, net:
Trade	$95,650	$124,198
Unbilled revenue	32,610	38,487
Other	1,922	1,611
Total accounts receivable	130,182	164,296
Allowance for doubtful accounts	(1,936)	(4,043)
Total accounts receivable, net	$128,246	$160,253

	March 31, 2015	December 31, 2014
Inventories:
Finished goods and purchased products	$2,524	$2,814
Work in process	3,323	4,790
Raw materials	3,989	5,624
Total inventories	$9,836	$13,228

	Estimated Useful Life (in years)	March 31, 2015	December 31, 2014
Property, plant and equipment, net:
Land		$47,765	$55,365
Accommodations assets	3-15	1,572,450	1,687,033
Buildings and leasehold improvements	3-20	31,935	40,256
Machinery and equipment	4-15	9,712	12,117
Office furniture and equipment	3-7	29,883	32,181
Vehicles	3-5	17,681	19,128
Construction in progress		61,216	70,603
Total property, plant and equipment		1,770,642	1,916,683
Accumulated depreciation		(642,480)	(668,253)
Total property, plant and equipment, net		$1,128,162	$1,248,430

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	March 31, 2015	December 31, 2014
Accrued liabilities:
Accrued compensation	$10,598	$15,273
Accrued taxes, other than income taxes	2,806	1,567
Accrued interest	150	60
Other	2,839	5,612
Total accrued liabilities	$16,393	$22,512

5.	ASSETS HELD FOR SALE

During the first quarter of 2015, we made the decision to dispose of our manufacturing facility in Johnstown, Colorado. Accordingly, the facility met the criteria of held for sale, and its carrying value was adjusted downward to $8.7 million, which represents its estimated fair value less the cost to sell. We recorded a pre-tax impairment expense of $2.7 million and an additional $1.1 million to write-down our inventory as a result. Additionally, we have discontinued depreciation of the facility. Depreciation expense related to the facility totaled approximately $0.2 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively. The facility was part of our U.S. reportable business segment.

The following table summarizes the carrying amount as of March 31, 2015 of the major classes of assets from the Johnstown facility we classified as held for sale (in thousands):

March 31,
2015
Assets held for sale:
Property, plant and equipment, net	$10,203
Inventories	414
Intangible assets, net	777
Impairment expense	(2,738)
Total assets held for sale	$8,656

6.	EARNINGS PER SHARE

On May 30, 2014, 106,538,044 shares of our common stock were distributed to Oil States stockholders in connection with the Spin-Off. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed these shares to be outstanding as of the beginning of each period prior to the Spin-Off presented in the calculation of weighted-average shares. In addition, we have assumed the dilutive securities outstanding at May 30, 2014 were also outstanding for each of the periods prior to the Spin-Off presented. Our calculation of diluted earnings per share excludes all shares issuable pursuant to outstanding stock options for the three months ended March 31, 2015, due to their antidilutive effect.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The calculation of earnings per share attributable to the Company is presented below for the periods indicated (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Basic Earnings per Share
Net income (loss) attributable to Civeo	$(16)	$36,239
Less: undistributed net income to participating securities	--	(148)
Net income (loss) attributable to Civeo’s common stockholders - basic	$(16)	$36,091

Weighted average common shares outstanding - basic	106,460	106,293

Basic earnings (loss) per share	$(0.00)	$0.34

Diluted Earnings per Share
Net income (loss) attributable to Civeo’s common stockholders - basic	$(16)	$36,091
Less: undistributed net income to participating securities	--	--
Net income (loss) attributable to Civeo’s common stockholders - diluted	$(16)	$36,091

Weighted average common shares outstanding - basic	106,460	106,293
Effect of dilutive securities	--	167
Weighted average common shares outstanding - diluted	106,460	106,460

Diluted earnings (loss) per share	$(0.00)	$0.34

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

7.	DEBT

As of March 31, 2015 and December 31, 2014, long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
U.S. term loan, which matures on May 28, 2019, of $775.0 million; 1.25% of aggregate principal repayable per quarter beginning September 30, 2015; weighted average interest rate of 2.4% for the three month period ended March 31, 2015	$775,000	$775,000

U.S. revolving credit facility, which matures on May 28, 2019, with available commitments up to $450.0 million; no borrowings outstanding during the three month period ended March 31, 2015	--	--

Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; no borrowings outstanding during the three month period ended March 31, 2015	--	--

Australian revolving credit facility, which matures May 28, 2019, with available commitments up to $100.0 million; no borrowings outstanding during the three month period ended March 31, 2015	--	--

Total debt	775,000	775,000
Less: Current portion of long-term debt	29,063	19,375
Long-term debt, less current maturities	$745,937	$755,625

Interest expense on the consolidated statements of operations is net of capitalized interest of $0.4 million and $0.3 million for the three month periods ended March 31, 2015 and 2014, respectively.

Credit Facility

Our Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0.  As of March 31, 2015, our borrowing capacity under our revolving credit facility was reduced by approximately $363.7 million due to the maximum leverage covenant. Each of the factors considered in the calculations of these ratios are defined in the Credit Facility.  EBITDA and consolidated interest, as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges.   We are in compliance with these covenants as of March 31, 2015.

We have received (1) the required consents of the lenders to amend our Credit Facility, subject to customary conditions, to allow for our planned migration to Canada and (2) commitments from our lenders to (i) borrow under new Canadian tranches of the Credit Facility, (ii) substantially reduce both the existing U.S. term loan and the U.S. revolver and (iii)  increase the maximum leverage ratio allowed under the Credit Facility to 4.00 for the fourth quarter of 2015, 4.25 for the first quarter of 2016 and 4.50 beginning with the second quarter of 2016 before decreasing in the first quarter of 2017. We are currently finalizing the documentation of the amended credit facility with our syndicate of banks and expects to complete the documentation before our annual shareholders meeting on May 14, 2015. The amendment, if finalized, would be effective upon completion of the migration to Canada.

If the Redomicile Transaction is not completed and the amendment does not become effective, based on our current forecasts for 2015, we expect that we will be required to reduce our outstanding indebtedness in order to comply with our maximum leverage ratio covenant as required under our Credit Facility, particularly in the third and fourth quarters of 2015 and the first quarter of 2016.

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

Our income tax expense for the three months ended March 31, 2015 totaled $1.2 million, or 83.4% of pretax income, compared to income tax expense of $12.3 million, or 25.2% of pretax income, for the three months ended March 31, 2014. The increase in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions, as well as discrete items totaling $0.5 million related to the impact of a portion of our undistributed foreign earnings which we no longer intend to continue to indefinitely reinvest.

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

Our accumulated other comprehensive loss increased $110.8 million from $198.5 million at December 31, 2014 to $309.3 million at March 31, 2015, as a result of foreign currency exchange rate differences. Changes in the other comprehensive loss during the first quarter of 2015 were primarily driven by the Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$1.0 billion and A$766 million, respectively, at March 31, 2015.

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

Outstanding Awards

Stock Options. Compensation expense associated with stock options recognized in the three month periods ended March 31, 2015 and 2014 totaled $0.1 million and $0.1 million, respectively. At March 31, 2015, unrecognized compensation cost related to stock options was $0.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock / Deferred Stock Awards. On February 11, 2015, we granted 1,006,528 restricted stock and deferred stock awards under the Civeo Plan, which vest in four equal annual installments beginning on February 11, 2016.

Compensation expense associated with restricted stock awards and deferred stock awards recognized in the three month periods ended March 31, 2015 and 2014 totaled $1.1 million and $0.7 million, respectively. The total fair value of restricted stock awards and deferred stock awards that vested during the three months ended March 31, 2015 and 2014 was $0.6 million and $2.5 million.

At March 31, 2015, unrecognized compensation cost related to restricted stock awards and deferred stock awards was $9.9 million, which is expected to be recognized over a weighted average period of 3.0 years.

Phantom Share Awards. On February 11, 2015, we granted 517,145 awards under the Civeo Plan, which vest in four equal annual installments beginning on February 11, 2016. We also granted 1,169,193 awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 11, 2016.

During the three month periods ended March 31, 2015 and 2014, we recognized compensation expense associated with phantom shares totaling $0.3 million and $1.4 million, respectively. At March 31, 2015, unrecognized compensation cost related to phantom shares was $4.0 million, as remeasured at March 31, 2015, which is expected to be recognized over a weighted average period of 3.1 years.

12.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canadian, Australian and U.S., which represent our strategic focus on workforce accommodations.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for each of the three months ended March 31, 2015 and 2014 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2015
Canada	$116,900	--	$116,900	$24,758	$12,120	$6,453	$900,174
Australia	41,859	--	41,859	13,913	6,727	3,267	620,378
U.S.	14,624	(2,396)	12,228	3,679	(6,894)	1,116	120,802
Stand-alone adjustments and eliminations	(2,396)	2,396	--	96	(7,077)	(134)	53,445
Total	$170,987	$--	$170,987	$42,446	$4,876	$10,702	$1,694,799

Three months ended March 31, 2014
Canada	$180,581	(257)	$180,324	$19,994	$42,042	$59,966	$1,005,309
Australia	55,464	--	55,464	14,840	15,843	2,181	947,578
U.S.	34,126	(17,115)	17,011	4,799	(1,661)	2,958	247,640
Stand-alone adjustments and eliminations	(17,372)	17,372	--	(34)	(3,364)	(1,580)	(3,682)
Total	$252,799	$--	$252,799	$39,599	$52,860	$63,525	$2,196,845

13.     PARENT COMPANY INVESTMENT

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

Parent Company Services Provided and Corporate Allocations

Prior to the Spin-Off, Oil States provided services to and funded certain expenditures of Civeo. The most significant of these services and expenditures were: (1) funding expenditures to settle domestic accounts payable; (2) funding and processing of domestic payroll; (3) share-based compensation; and (4) certain transaction-related expenditures. The consolidated financial statements of Civeo reflect these expenditures. During the quarter ended March 31, 2014, $33.0 million of expenditures for services received from Oil States or funding for expenditures provided by Oil States were included in the consolidated financial statements.

Prior to the Spin-Off, the consolidated statements of operations also include general corporate expense allocations, which include costs incurred by Oil States for certain corporate functions such as executive management, finance, information technology, tax, internal audit, risk management, legal, human resources and treasury. During the quarter ended March 31, 2014, we were allocated $1.6 million in respect of these corporate expenses which are included within selling, general and administrative expenses in the consolidated statements of operations.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Oil States Net Investment

Net transfers to Oil States are included within Oil States net investment on the consolidated balance sheets. The components of the change in Oil States net investment for the three months ended March 31, 2014 are as follows (in thousands):

2014
Cash transfers and general financing activities	$(12,815)
Services received or funding for expenditures	33,006
Corporate allocations, including income tax provision (1)	2,679
Net increase in Oil States net investment	$22,870

(1)

Corporate allocations includes the general corporate expense allocations of $1.6 million for the three months ended March 31, 2014, the impact of the income tax provision, the allocation of corporate insurance premiums, and the attribution of certain assets and liabilities that have historically been held at the Oil States corporate level, but which are specifically identifiable or otherwise allocable to us. The attributed assets and liabilities are included in Civeo’s combined balance sheets.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including "may," "expect," "anticipate," "estimate," "continue," "believe," or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Forward-Looking Statements,” and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2014. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

Spin-off

On May 5, 2014, the Oil States International, Inc. (Oil States) board of directors approved the separation of its Accommodations Segment (Accommodations) into a standalone, publicly traded company, Civeo Corporation (Civeo). In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo it held after the market closed on May 30, 2014 (the Spin-Off). Each Oil States stockholder received two shares of Civeo common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the Spin-Off, Oil States received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Civeo common stock was not taxable to Oil States or U.S. holders of Oil States common stock. Following the Spin-Off, Oil States retained no ownership interest in Civeo, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the Spin-Off was filed by Civeo with the U.S. Securities and Exchange Commission (SEC) and was declared effective on May 8, 2014. On June 2, 2014, Civeo common stock began trading the “regular-way” on the New York Stock Exchange under the “CVEO” stock symbol. Pursuant to the Separation and Distribution Agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

In connection with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million. For further discussion, see Note 7 – Debt to the Unaudited Consolidated Financial Statements.

Unless otherwise stated or the context otherwise indicates, all references to “Civeo”, “the Company,” “us,” “our” or “we” for the time period prior to the Spin-Off mean the Accommodations business of Oil States. For time periods after the Spin-Off, these terms refer to the legal entity Civeo Corporation and its consolidated subsidiaries.

Redomiciling to Canada

On September 29, 2014, we announced our intention to redomicile the Company to Canada (the Redomicile Transaction). We expect to execute a “self-directed redomiciling” of the Company as permitted under the U.S. Internal Revenue Code. U.S. federal income tax laws permit a company to change its domicile to a foreign jurisdiction without corporate-level U.S. federal income taxes provided that such company has “substantial business activity” in the relevant jurisdiction. “Substantial business activity” is defined as foreign operations consisting of over 25% of the company’s total (i) revenues, (ii) assets, (iii) employees and (iv) employee compensation. With approximately 50% or more of our operations in Canada based on these metrics, we believe we will qualify for a self-directed redomiciling. We expect to complete the Redomicile Transaction in the second or third quarter of 2015. There is no assurance that we will be able to complete the Redomicile Transaction in a timely manner or at all, and if completed, we may not achieve the expected benefits.  For further information about the Redomicile Transaction, please see our definitive proxy statement/prospectus on Schedule 14A filed with the SEC on April 8, 2015.

We have received (1) the required consents of the lenders to amend our Credit Facility, subject to customary conditions, to allow for our planned migration to Canada and (2) commitments from our lenders to (i) borrow under new Canadian tranches of the Credit Facility, (ii) substantially reduce both the existing U.S. term loan and the U.S. revolver and (iii)  increase the maximum leverage ratio allowed under the Credit Facility to 4.00 for the fourth quarter of 2015, 4.25 for the first quarter of 2016 and 4.50 beginning with the second quarter of 2016 before decreasing in the first quarter of 2017. We are currently finalizing the documentation of the amended credit facility with our syndicate of banks and expects to complete the documentation before our annual shareholders meeting on May 14, 2015. The amendment, if finalized, would be effective upon completion of the migration to Canada.

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

All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity / net investment for the three months ended March 31, 2014 consist entirely of the combined results of the Oil States’ Accommodations business.

●

Our consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity / net investment for the three months ended March 31, 2015 consist entirely of the consolidated results of Civeo.

●	Our consolidated balance sheets at March 31, 2015 and December 31, 2014 consist of the consolidated balances of Civeo.

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

In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands accommodations’ customers. Pricing for WCS is driven by several factors. A significant factor affecting WCS pricing is the underlying price for West Texas Intermediate (WTI) crude. Another significant factor affecting WCS pricing has been the availability of transportation infrastructure. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and limited capacity to move Canadian heavy oil production to refineries, primarily in the U.S. Gulf Coast. Depending on the extent of pipeline capacity availability, the WCS Differential has varied.

In the fourth quarter 2014, global oil prices dropped to their lowest level in five years due to concerns over global oil demand, the economic growth rate in China, the overall economic health of Europe and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, has also negatively impacted pricing. With falling Brent Crude and WTI oil prices, WCS has also fallen. This trend of depressed oil prices continued into the first quarter of 2015 with prices continuing to fall. WCS prices in the first quarter of 2015 averaged $35.03 per barrel compared to $57.75 in the fourth quarter of 2014. The WCS Differential narrowed from $16.00 per barrel at the end of the fourth quarter of 2014 to $12.55 per barrel by the end of the first quarter of 2015. As of April 24, 2015, the WTI price was $55.55 and the WCS price was $45.40, resulting in a WCS Differential of $10.15.

There remains a significant risk that prices in the oil sands could continue to deteriorate or remain at current depressed levels going forward. Additionally, if the discount between WCS crude prices and WTI crude prices widens, our oil sands customers are more likely to delay additional investments in their oil sands assets. The continuation of these depressed price levels negatively impacted exploration, development and production activity by Canadian operators and, therefore, demand for our services in 2015.

Our Australian villages in the Bowen Basin primarily serve coal mines in that region. Met coal pricing and growth in production in the Bowen Basin region is influenced by levels of global steel production. Growth in worldwide steel demand has decreased from 3.8% in 2013 to 2.0% in 2014. Furthermore, because Chinese steel production has been growing at a slower pace than that experienced in 2011 and 2012, Chinese demand for imported steel inputs such as met coal and iron ore continued to decrease during 2014 compared to 2013. Because of this, coupled with the fact that Australian met coal output has increased 12% during 2014 compared to 2013, met coal prices have decreased materially from over $160/metric tonne at the beginning of 2013 to approximately $109.50 per metric ton for the second quarter of 2015. Depressed met coal prices have led to the implementation of cost control measures by our customers, some coal mine closures and delays in the start-up of new coal mining projects in Australia. A continued depressed met coal price will impact our customers’ future capital spending programs. Long term demand for steel will be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption is a fraction of developed countries.

Natural gas and WTI crude oil prices, discussed above, have an impact on the demand for our U.S. accommodations. Prices for natural gas in the U.S. averaged $2.81 per mcf in the first quarter of 2015, a 40% decrease over the average price in the first quarter of 2014. U.S. natural gas production has continued to outpace demand recently, which has caused prices to continue to be weak relative to historical prices. These weaker prices are expected to continue. At these levels, it is uneconomic to increase development in several domestic, gas-focused basins. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
Quarter	WTI Crude	WCS Crude	Hard Coking Coal (Met Coal)	Henry Hub Natural Gas
ended	(per bbl)	(per bbl)	(per ton)	(per mcf)
3/31/2015	$48.49	$35.03	$117.00	$2.81
12/31/2014	73.21	57.75	119.00	3.83
9/30/2014	97.60	78.69	120.00	3.95
6/30/2014	103.06	83.78	120.00	4.58
3/31/2014	98.68	77.76	143.00	5.18
12/31/2013	97.50	66.34	152.00	3.85
9/30/2013	105.83	83.10	145.00	3.55
6/30/2013	94.05	77.48	172.00	4.02
3/31/2013	94.33	66.86	165.00	3.49
12/31/2012	88.01	61.34	170.00	3.40
9/30/2012	92.17	76.75	225.00	2.88
6/30/2012	93.38	73.53	210.00	2.29
3/31/2012	102.85	75.82	235.00	2.44

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

Generally, our customers are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives of ten years to in excess of thirty years. Consequently, these investments are dependent on those customers’ longer-term view of commodity demand and prices. Announcements of certain new and expanded oil sands projects can create the opportunity to extend existing accommodations contracts and incremental contracts for us in Canada. There have been few new or expanded projects announced in recent months.

With the current commodity price environment and expected demand, concerns about take-away capacity out of the oil sands region and continued high costs including labor costs, the current outlook for oil sands activity has continued to deteriorate in 2015. Further, project delays and cancellations have continued into 2015. Although we are currently the primary third-party accommodations provider for the two major construction projects in the oil sands region, the Fort Hills project and the Kearl Project, outlook for additional major oil sands construction projects is limited. Oil sands operators are looking to reduce their costs and capital spending, limiting the demand for accommodations like we provide. As a result, we experienced materially lower revenues and earnings from our Canadian operations in the first quarter of 2015 and expect this trend to continue for the rest of 2015.

We expanded our Australian room capacity in 2012 and 2013 to meet increasing demand, notably in the Bowen Basin in Queensland and in the Gunnedah Basin in New South Wales to support coal production, and in Western Australia to support LNG and other energy-related projects. In early 2013, a confluence of low met coal pricing, additional carbon and mining taxes on our Australian accommodations customers and several years of cost inflation caused several of our customers to curtail or cease production from higher cost mines and delay or materially reduce their growth plans. This has negatively affected our ability to expand our room count and has led to a decrease in occupancy levels. Despite the repeal of carbon and mining taxes, continued concerns about China’s economy, which significantly influences the global demand for steel, and therefore, met coal, the outlook for met coal demand continues to be negative. As a result, our Australian business continues to experience lower occupancy levels in 2015.

Exchange rates between the U.S. dollar and the Canadian dollar and between the U.S. dollar and the Australian dollar influence our U.S. reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.81 for the first quarter 2015 compared to U.S. $0.91 for the first quarter 2014, a decrease of approximately 11%. The Canadian dollar was valued at an exchange rate of $0.79 on March 31, 2015 and $0.86 on December 31, 2014. The Australian dollar was valued at an average exchange rate of U.S. $0.79 for the first quarter 2015 compared to U.S. $0.90 for the first quarter 2014, a decrease of approximately 12%. The Australian dollar was valued at an exchange rate of $0.76 on March 31, 2015 and $0.82 on December 31, 2014. This weakening of the Canadian and Australian dollars has and may continue to have a proportionately negative impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business. We currently expect that our 2015 capital expenditures will total approximately $75 million to $85 million, compared to 2014 capital expenditures of $251 million. Please see “Liquidity and Capital Resources” below for further discussion of 2015 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2015, is based on a comparison with the corresponding period of 2014.

Consolidated Results of Operations

	THREE MONTHS ENDED MARCH 31,
	2015	2014	Change
	($ in thousands)
Revenues
Canada	$116,900	$180,324	$(63,424)
Australia	41,859	55,464	(13,605)
United States and other	12,228	17,011	(4,783)
Total revenues	170,987	252,799	(81,812)
Costs and expenses
Cost of sales and services
Canada	73,706	109,695	(35,989)
Australia	17,671	21,028	(3,357)
United States and other	11,534	12,787	(1,253)
Total cost of sales and services	102,911	143,510	(40,599)
Selling, general and administrative expenses	16,686	16,145	541
Spin-off and formation costs	--	573	(573)
Depreciation and amortization expense	42,446	39,599	2,847
Impairment expense	2,738	--	2,738
Other operating expense (income)	1,330	112	1,218
Total costs and expenses	166,111	199,939	(33,828)
Operating income	4,876	52,860	(47,984)

Interest expense and income, net	(4,487)	(4,191)	(296)
Other income	998	238	760
Income before income taxes	1,387	48,907	(47,520)
Income tax provision	(1,157)	(12,311)	11,154
Net income	230	36,596	(36,366)
Less: Net income attributable to noncontrolling interest	246	357	(111)
Net income (loss) attributable to Civeo	$(16)	$36,239	$(36,255)

We reported net loss attributable to Civeo for the quarter ended March 31, 2015 of $16,000, or $0.00 per diluted share. These results compare to net income attributable to Civeo for the quarter ended March 31, 2014 of $36.2 million, or $0.34 per diluted share.

Revenues. Consolidated revenues decreased $81.8 million, or 32%, in the first quarter of 2015 compared to the first quarter of 2014. This decline was largely driven by decreases in Canada and Australia, due to lower occupancy, as well as weakening Canadian and Australian dollars, as further described in the segment discussion below.

Cost of Sales and Services. Our consolidated cost of sales decreased $40.6 million, or 28%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to decreases in occupancy in both Canada and Australia, as well as the weakening Canadian and Australian dollars. Please see further description in segment discussion below.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $0.5 million, or 3%, in the first quarter of 2015 compared to the first quarter of 2014. Increased costs associated with being a publicly traded company and costs associated with the Redomicile Transaction of $1.2 million were almost entirely offset by lower employee costs.

Spin-Off and Formation Costs. Spin-off and formation costs of $0.6 million relate to transition costs incurred during the first quarter of 2014 associated with becoming a stand-alone company.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.8 million, or 7%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to capital expenditures made during the last twelve months largely related to investments in our Canadian segment.

Impairment Expense. Pretax impairment expense of $2.7 million in 2015 related to a decision to sell our U.S. manufacturing facility. As a result, the facility was classified as held for sale at March 31, 2015, and its carrying value was reduced to expected proceeds less cost to sell.

Operating Income. Consolidated operating income decreased $48.0 million, or 91%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to lower occupancy levels in Canada and Australia as well as the weakening Canadian and Australian dollars.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, increased by $0.3 million, or 7%, in the first quarter of 2015 compared to the first quarter of 2014 primarily due to increased interest expense associated with the new credit facility in 2015, which was partially offset by reduced interest expense in 2015 associated with the affiliate debt, which was eliminated as of the Spin-Off.

Income Tax Provision. Our income tax expense for the three months ended March 31, 2015 totaled $1.2 million, or 83.4% of pretax income, compared to income tax expense of $12.3 million, or 25.2% of pretax income, for the three months ended March 31, 2014. The increase in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions, as well as discrete items totaling $0.5 million related to the impact of a portion of our undistributed foreign earnings which we no longer intend to continue to indefinitely reinvest.

Other Comprehensive Income (Loss). Other comprehensive loss increased $124.1 million in the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 9% in the first quarter of 2015 compared to a 4% decrease in the first quarter of 2014. The Australian dollar exchange rate compared to the U.S. dollar decreased 7% in the first quarter of 2015 compared to a 4% increase in the first quarter of 2014.

Segment Results of Operations – Canadian Segment

	THREE MONTHS ENDED MARCH 31,
	2015	2014	Change
Revenues ($ in thousands)
Lodge revenue (1)	$87,837	$122,388	$(34,551)
Mobile, open camp and product revenue	29,063	57,936	(28,873)
Total revenues	$116,900	$180,324	$(63,424)

Cost of sales and services ($ in thousands)	$73,706	$109,695	$(35,989)

Gross margin as a % of revenues	36.9%	39.2%	(2.3% )

Average Available Lodge Rooms (2)	13,221	11,868	1,353

RevPAR for Lodges (3)	$74	$115	$(41)

Occupancy in Lodges (4)	68%	90%	(22% )

Canadian dollar to US dollar	$0.806	$0.906	$(0.100)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as lodge revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in the first quarter of 2015 that were $63.4 million, or 35%, lower than the first quarter of 2014. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 11% in the first quarter of 2015 compared to the first quarter of 2014 resulted in a $14.5 million year-over-year reduction in revenues. In addition, the segment experienced a 24% decline in lodge revenues primarily due to a 28% year-over-year decrease in RevPAR (excluding the impact of the weaker Canadian exchange rates) largely related to reduced occupancy. Lodge revenues in the first quarter of 2015 were positively affected by the opening of the McClelland Lake facility in the summer of 2014.

Our Canadian segment cost of sales and services decreased $36 million, or 33%, in the first quarter of 2015 compared to the first quarter of 2014 due in part to the weakening of the average exchange rates, as well as lower occupancy.

Our Canadian segment gross margin as a percentage of revenues decreased from 39% in the first quarter of 2014 to 37% in the first quarter of 2015 primarily due to lower contracted room rates in Canada.

Segment Results of Operations – Australian Segment

	THREE MONTHS ENDED MARCH 31,
	2015	2014	Change
Revenues ($ in thousands)
Village revenue (1)	$41,859	$55,464	$(13,605)
Total revenues	41,859	55,464	(13,605)

Cost of sales ($ in thousands)	$17,671	$21,028	$(3,357)

Gross margin as a % of revenues	57.8%	62.1%	(4.3% )

Average Available Village Rooms (2)	9,296	9,262	34

RevPAR for Villages (3)	$50	$67	$(17)

Occupancy in Villages (4)	63%	76%	(13% )

Australian dollar to US dollar	$0.786	$0.897	$(0.111)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as village revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Australian segment reported revenues in the first quarter of 2015 that were $13.6 million, or 25%, lower than the first quarter of 2014. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 12% in the first quarter of 2015 compared to the first quarter of 2014 resulted in a $5.8 million year-over-year reduction in revenues. Village revenues in the first quarter of 2015 were also negatively impacted by lower occupancy levels in the first quarter 2015 compared to the first quarter of 2014, primarily as a result of the continued slowdown in mining activity.

Our Australian segment cost of sales decreased $3.4 million, or 16%, in the first quarter of 2015 compared to the first quarter of 2014. The decrease was driven by the weakening of the Australian dollar as well as lower occupancy levels.

Our Australian segment gross margin as a percentage of revenues decreased to 58% in the first quarter of 2015 from 62% in the first quarter of 2014. This was primarily driven by lower occupancy levels compared to the first quarter of 2014

Segment Results of Operations – United States Segment

	THREE MONTHS ENDED MARCH 31,
	2015	2014	Change

Revenues ($ in thousands)	$12,228	$17,011	$(4,783)

Cost of sales ($ in thousands)	$11,534	$12,787	$(1,253)

Gross margin as a % of revenues	5.7%	24.8%	(19.1% )

Our United States segment reported revenues in the first quarter of 2015 that were $4.8 million, or 28%, lower than the first quarter of 2014. The reduction was primarily due to lower U.S. drilling activity in the Bakken, Rockies and Texas markets.

Our United States cost of sales decreased $1.3 million, or 10%, in the first quarter of 2015 compared to the first quarter of 2014. The decrease was driven by overall lower activity levels, partially offset by a $1.1 million write-down of inventory at our U.S. manufacturing facility.

Our United States segment gross margin as a percentage of revenues decreased from 25% in the first quarter of 2014 to 6% in the first quarter of 2015 primarily due to the $1.1 million inventory write-down, as well as overall lower activity levels.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages, purchasing or leasing land under our land banking strategy and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Following the Spin-Off, our primary sources of funds are available cash, cash flow from operations, borrowings under our credit facility and capital markets transactions.

	U.S.	Canada	Australia (1)	Total
Lender commitments	$450,000	$100,000	$100,000	$650,000
Reductions in availability (2)	(251,775)	(55,950)	(55,950)	(363,675)
Borrowings against revolver capacity	--	--	--	--
Outstanding letters of credit	(715)	(4,753)	--	(5,468)
Unused availability	197,510	39,297	44,050	280,857
Cash and cash equivalents	58,876	109,931	110,990	279,797
Total available liquidity as of March 31, 2015	$256,386	$149,228	$155,040	$560,654

(1)

We also have an A$30 million line of credit facility. There were no borrowings or letters of credit outstanding, but we had bank guarantees of $1.1 million under this facility outstanding as of March 31, 2015.

(2)

As of March 31, 2015, our borrowing capacity under our Credit Facility was reduced by $363.7 million as a result of borrowing limitations under a financial covenant. For the purposes of the table, the reduction is shown pro-rata across the tranches of the credit facility.

Cash totaling $48.9 million was provided by operations during the first quarter of 2015 compared to $90.7 million provided by operations during the first quarter of 2014. The decrease in operating cash flow in 2015 compared to 2014 was primarily due to lower occupancy levels in lodges and villages. During the first quarter of 2015 and 2014, $0.8 million and $6.1 million, respectively, was provided by working capital.

Cash was used in investing activities during the three months ended March 31, 2015 in the amount of $9.6 million compared to cash used in investing activities during the three months ended March 31, 2014 in the amount of $63.3 million. Capital expenditures totaled $10.7 million and $63.5 million during the three months ended March 31, 2015 and 2014, respectively. Capital expenditures in both periods consisted principally of construction and installation of assets for our lodges primarily in support of Canadian oil sands projects. The significant decrease in capital expenditures in 2015 compared to 2014 is primarily a result of the construction of the McClelland Lake Lodge, which was in process in the first quarter of 2014, and completed in mid-2014. No comparable project was under construction in 2015.

We expect our capital expenditures for 2015 to be in the range of $75 million to $85 million, which excludes approximately $50 million for unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2015 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, internally generated funds and borrowings under our credit facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

At March 31, 2015, we had cash totaling $220.9 million held by foreign subsidiaries, primarily in Canada and Australia. Based on our current forecasts for 2015, we expect that we will be required to reduce our outstanding indebtedness in order to comply with the maximum leverage ratio covenant as required under our Credit Facility, particularly in the third and fourth quarters of 2015 and the first quarter of 2016. If we do not complete the Redomicile Transaction and the amendment to our Credit Facility does not become effective, we expect that we will repatriate a significant portion of such cash to repay indebtedness.

Net cash of $0.5 million was provided by financing activities during the three months ended March 31, 2015 due to proceeds from issuance of common stock associated with stock option exercises. Net cash of $20.2 million was provided by financing activities during the three months ended March 31, 2014, entirely due to contributions from Oil States.

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

The Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of March 31, 2015.

We have received (1) the required consents of the lenders to amend our Credit Facility, subject to customary conditions, to allow for our planned migration to Canada and (2) commitments from our lenders to (i) borrow under new Canadian tranches of the Credit Facility, (ii) substantially reduce both the existing U.S. term loan and the U.S. revolver and (iii)  increase the maximum leverage ratio allowed under the Credit Facility to 4.00 for the fourth quarter of 2015, 4.25 for the first quarter of 2016 and 4.50 beginning with the second quarter of 2016 before decreasing in the first quarter of 2017. We are currently finalizing the documentation of the amended credit facility with our syndicate of banks and expects to complete the documentation before our annual shareholders meeting on May 14, 2015. The amendment, if finalized, would be effective upon completion of the migration to Canada.

If the Redomicile Transaction is not completed and the amendment does not become effective, based on our current forecasts for 2015, we expect that we will be required to reduce our outstanding indebtedness by approximately $250 million in order to comply with our maximum leverage ratio covenant as required under our Credit Facility, particularly in the third and fourth quarters of 2015 and the first quarter of 2016. Accordingly, in the event the Redomicile Transaction does not occur, as further discussed below, we currently plan to reduce our term loan with existing cash on hand and cash expected to be generated in 2015.

Dividends. We paid quarterly dividends in the amount of $0.13 per share during the third and fourth quarters of 2014. In late December 2014, our board of directors, upon the unanimous recommendation of the value creation committee of the board, unanimously determined to suspend our quarterly dividend in order to maintain our financial flexibility and best position our company for long-term success. The declaration and amount of all dividends will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. In addition, our ability to pay dividends is limited by covenants in our Credit Facility. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes in the United States if we are required to repatriate foreign earnings to pay such dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” contained in the Information Statement included in our 2014 Annual Report on Form 10-K. As of March 31, 2015, there were no material changes to this disclosure regarding our contractual obligations made in the Annual Report on Form 10-K.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Information Statement included in our 2014 Annual Report on Form 10-K.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our board of directors. There have been no material changes to the judgments, assumptions and estimates, upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2015, we had floating-rate obligations totaling $775.0 million outstanding under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increase by 1%, our consolidated interest expense would increase by a total of approximately $7.75 million annually based on our floating-rate debt obligations as of March 31, 2015.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$1.0 billion and A$766 million, respectively, at March 31, 2015. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the United States dollar as of March 31, 2015 would result in translation adjustments of approximately $102 million and $77 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

For additional information about our risk factors, please read the section entitled “Risk Factors” in the Information Statement included in our 2014 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
January 1, 2015 – January 31, 2015	--		--		--	--
February 1, 2015 – February 28, 2015	30,549	(1)	$3.88	(2)	--	--
March 1, 2015 - March 31, 2015	--		--		--	--
Total	30,549		$3.88		--	--

(1)

Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)

The price paid per share was based on the closing price of our common stock on February 16, 2015, February 17, 2015 and February 19, 2015 which represents the dates the restrictions lapsed on such shares.

(3)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

ITEM 6. Exhibits

(a)	INDEX OF EXHIBITS

Exhibit No.		Description

2.1	—

Agreement and Plan of Merger, dated as of April 6, 2015, among Civeo Corporation, Civeo Canadian Holdings ULC and Civeo US Merger Co (incorporated by reference to Annex A of Civeo Corporation’s definitive proxy statement/prospectus on Schedule 14A filed with the SEC on April 8, 2015).

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Quarterly Report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about Civeo or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in our public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about Civeo or its business or operations on the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIVEO CORPORATION

Date:	April 30, 2015	By	/s/ Frank C. Steininger
Frank C. Steininger
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.		Description

2.1	—

Agreement and Plan of Merger, dated as of April 6, 2015, among Civeo Corporation, Civeo Canadian Holdings ULC and Civeo US Merger Co (incorporated by reference to Annex A of Civeo Corporation’s definitive proxy statement/prospectus on Schedule 14A filed with the SEC on April 8, 2015).

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

PLEASE NOTE: Pursuant to the rules and regulations of the Securities and Exchange Commission, we have filed or incorporated by reference the agreements referenced above as exhibits to this Quarterly Report on Form 10-Q. The agreements have been filed to provide investors with information regarding their respective terms. The agreements are not intended to provide any other factual information about Civeo or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in the agreements may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in the agreements. Moreover, certain representations, warranties and covenants in the agreements may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. In addition, information concerning the subject matter of the representations, warranties and covenants may have changed after the date of the respective agreement, which subsequent information may or may not be fully reflected in our public disclosures. Accordingly, investors should not rely on the representations, warranties and covenants in the agreements as characterizations of the actual state of facts about Civeo or its business or operations on the date hereof.