Form 10-Q
period 2015-06-30
Civeo Corp
filed 2015-07-31
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-36246

Civeo Corporation

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1253716
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Allen Center, 333 Clay Street, Suite 4980,	77002
Houston, Texas	(Zip Code)
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

The Registrant had 107,459,063 common shares outstanding as of July 27, 2015.

CIVEO CORPORATION

INDEX

		Page No.
	Part I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Financial Statements
	Unaudited Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2015 and 2014	3
	Unaudited Consolidated Statements of Comprehensive Income for the Three and Six Month Periods Ended June 30, 2015 and 2014	4
	Consolidated Balance Sheets – June 30, 2015 (unaudited) and December 31, 2014	5
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity / Net Investment for the Six Months Ended June 30, 2015 and 2014	6
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	7
	Notes to Unauited Consolidated Financial Statements	8 – 20

Cautionary Statement Regarding Forward-Looking Statements		21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40-41

	Part II -- OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	43

	(a) Index of Exhibits	43

Signature Page		44

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Revenues:
Service and other	$128,851	$223,927	$296,983	$462,840
Product	14,296	3,206	17,151	17,092
	143,147	227,133	314,134	479,932
Costs and expenses:
Service and other costs	77,010	131,110	176,849	262,488
Product costs	12,414	2,195	15,486	14,327
Selling, general and administrative expenses	18,419	21,708	35,105	37,853
Spin-off and formation costs	--	1,896	--	2,469
Depreciation and amortization expense	42,541	42,413	84,987	82,012
Impairment expense	9,473	11,610	12,211	11,610
Other operating expense (income)	(2,573)	(25)	(1,243)	87
	157,284	210,907	323,395	410,846
Operating income (loss)	(14,137)	16,226	(9,261)	69,086

Interest expense to affiliates	--	(2,828)	--	(6,980)
Interest expense to third-parties, net of capitalized interest	(6,248)	(2,269)	(11,857)	(3,110)
Loss on extinguishment of debt	--	(3,455)	--	(3,455)
Interest income	687	991	1,809	1,793
Other income	566	709	1,564	947
Income (loss) before income taxes	(19,132)	9,374	(17,745)	58,281
Income tax benefit (provision)	5,863	4,911	4,706	(7,400)
Net income (loss)	(13,269)	14,285	(13,039)	50,881
Less: Net income attributable to noncontrolling interest	192	336	438	693
Net income (loss) attributable to Civeo Corporation.	$(13,461)	$13,949	$(13,477)	$50,188

Per Share Data (see Note 6)
Basic net income (loss) per share attributable to Civeo Corporation common stockholders	$(0.13)	$0.13	$(0.13)	$0.47

Diluted net income (loss) per share attributable to Civeo Corporation common stockholders.	$(0.13)	$0.13	$(0.13)	$0.47

Weighted average number of common shares outstanding:
Basic	106,626	106,294	106,543	106,294
Diluted	106,626	106,465	106,543	106,463

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014

Net income (loss)	$(13,269)	$14,285	$(13,039)	$50,881

Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of ($0.4) million, zero, $1.9 million and zero, respectively	18,301	41,127	(92,723)	54,140
Total other comprehensive income (loss)	18,301	41,127	(92,723)	54,140

Comprehensive income (loss)	5,032	55,412	(105,762)	105,021
Comprehensive (income) attributable to noncontrolling interest	(252)	(400)	(312)	(691)
Comprehensive income (loss) attributable to Civeo Corporation.	$4,780	$55,012	$(106,074)	$104,330

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

ASSETS	JUNE 30, 2015	DECEMBER 31, 2014

Current assets:
Cash and cash equivalents	$315,169	$263,314
Accounts receivable, net	111,113	160,253
Inventories	6,246	13,228
Prepaid expenses	30,593	20,670
Other current assets	6,489	6,491
Assets held for sale	8,498	--
Total current assets	478,108	463,956

Property, plant and equipment, net	1,105,508	1,248,430
Goodwill, net	44,984	45,260
Other intangible assets, net	43,540	50,882
Other noncurrent assets	24,584	20,633
Total assets	$1,696,724	$1,829,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,997	$36,277
Accrued liabilities	15,857	22,512
Income taxes	16	61
Current portion of long-term debt	38,750	19,375
Deferred revenue	13,083	18,539
Other current liabilities	21,659	21,677
Total current liabilities	114,362	118,441

Long-term debt, less current maturities	736,250	755,625
Deferred income taxes	52,993	55,500
Other noncurrent liabilities	37,778	39,486
Total liabilities	941,383	969,052

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Common stock ($0.01 par value, 550,000,000 shares authorized, 107,496,600 shares and 106,721,483 shares issued, respectively, and 107,459,063 shares and 106,721,483 shares outstanding, respectively)	1,075	1,067
Additional paid-in capital	1,302,864	1,300,042
Accumulated deficit	(258,094)	(244,617)
Common stock held in treasury at cost, 37,537 and zero shares, respectively	(146)	--
Accumulated other comprehensive loss	(291,088)	(198,491)
Total Civeo Corporation stockholders’ equity	754,611	858,001
Noncontrolling interest	730	2,108
Total stockholders’ equity	755,341	860,109
Total liabilities and stockholders’ equity	$1,696,724	$1,829,161

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY / NET INVESTMENT

(In Thousands)

		Attributable to Civeo
	Common Stock
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Oil States Net Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity / Net Investment

Balance, December 31, 2013	$--	$--	$--	$--	$1,651,013	$(59,979)	$1,711	$1,592,745
Net income			8,507		41,681		693	50,881
Currency translation adjustment						54,142	(2)	54,140
Dividends paid							(477)	(477)
Net transfers from Oil States International, Inc					369,219			369,219
Distribution to Oil States International, Inc.					(750,000)			(750,000)
Reclassification of Oil States International, Inc. Net Investment to Additional Paid-in Capital		1,311,913			(1,311,913)			--
Issuance of common stock at the Spin-Off	1,065	(1,065)						--
Stock-based compensation.	2	547						549
Balance, June 30, 2014	$1,067	$1,311,395	$8,507	$--	$--	$(5,837)	$1,925	$1,317,057

Balance, December 31, 2014	$1,067	$1,300,042	$(244,617)	$--	$--	$(198,491)	$2,108	$860,109
Net income (loss)			(13,477)				438	(13,039)
Currency translation adjustment						(92,597)	(126)	(92,723)
Dividends paid							(1,690)	(1,690)
Stock-based compensation	8	2,822		(146)				2,684
Balance, June 30, 2015	$1,075	$1,302,864	$(258,094)	$(146)	$--	$(291,088)	$730	$755,341

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(13,039)	$50,881
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84,987	82,012
Impairment charges	12,211	11,610
Inventory write-down	1,015	--
Loss on extinguishment of debt	--	3,455
Deferred income tax benefit	(7,469)	(7,151)
Non-cash compensation charge	2,331	5,419
(Gains) losses on disposals of assets	(642)	574
Provision for loss on receivables	1,055	199
Other, net	(164)	851
Changes in operating assets and liabilities:
Accounts receivable	38,761	(12,622)
Inventories	5,352	8,841
Accounts payable and accrued liabilities	(14,561)	21,405
Taxes payable	(7,324)	(14,376)
Other current assets and liabilities, net	(8,223)	3,633
Net cash flows provided by operating activities	94,290	154,731

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(24,102)	(141,667)
Proceeds from disposition of property, plant and equipment	1,844	1,350
Other, net	--	(778)
Net cash flows used in investing activities	(22,258)	(141,095)

Cash flows from financing activities:
Proceeds from issuance of common stock	500	--
Term loan borrowings	--	775,000
Debt issuance costs	--	(9,106)
Distributions to Oil States	--	(750,000)
Contributions from Oil States	--	28,170
Net cash flows provided by financing activities	500	44,064

Effect of exchange rate changes on cash	(20,677)	3,666
Net change in cash and cash equivalents	51,855	61,366
Cash and cash equivalents, beginning of period	263,314	224,128

Cash and cash equivalents, end of period	$315,169	$285,494

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

On May 5, 2014, the Oil States International, Inc. (Oil States) board of directors approved the separation of its Accommodations Segment (Accommodations) into a standalone, publicly traded Delaware corporation, Civeo Corporation, now named Civeo USA Corp. (Civeo US). In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo US it held after the market closed on May 30, 2014 (the Spin-Off). Each Oil States stockholder received two shares of Civeo US common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the Spin-Off, Oil States received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Civeo US common stock was not taxable to Oil States or U.S. holders of Oil States common stock. Following the Spin-Off, Oil States retained no ownership interest in Civeo US, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the Spin-Off was filed by Civeo US with the U.S. Securities and Exchange Commission (SEC) and was declared effective on May 8, 2014. On June 2, 2014, Civeo US stock began trading the “regular-way” on the New York Stock Exchange (NYSE) under the “CVEO” stock symbol. Pursuant to the Separation and Distribution Agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

In connection with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million (collectively, the Credit Facility) for an aggregate borrowing capacity of $1.4 billion.

On July 17, 2015, we completed our change in place of incorporation, pursuant to which Civeo Corporation, a British Columbia, Canada limited company formerly named Civeo Canadian Holdings ULC (Civeo Canada), became the publicly traded parent company of the Civeo group of companies (the Redomicile Transaction). The Redomicile Transaction was effected pursuant to a previously announced Agreement and Plan of Merger, dated as of April 6, 2015, between Civeo US, Civeo US Merger Co, a Delaware corporation and wholly owned subsidiary of Civeo Canada (US Merger Co), and Civeo Canada. At the effective time of the merger, (i) US Merger Co was merged with Civeo US, with Civeo US surviving the merger as a wholly owned subsidiary of Civeo Canada, and (ii) each issued share of Civeo US common stock, other than those shares of Civeo US common stock held by Civeo US in treasury, was effectively transferred to Civeo Canada and converted into one common share, no par value, of Civeo Canada. An aggregate of approximately 107.5 million Civeo Canada common shares were issued at the effective time as merger consideration. The Civeo Canada common shares have been listed on the NYSE under the symbol “CVEO”, the same symbol under which the Civeo US common stock traded prior to the effective time.

We believe that the Redomicile Transaction qualified as a “self-directed redomiciling” of the Company as permitted under the U.S. Internal Revenue Code. U.S. federal income tax laws permit a company to change its domicile to a foreign jurisdiction without corporate-level U.S. federal income taxes provided that such company has “substantial business activity” in the relevant jurisdiction. “Substantial business activity” is defined as foreign operations consisting of over 25% of the company’s total (i) revenues, (ii) assets, (iii) employees and (iv) employee compensation. With approximately 50% or more of our operations in Canada based on these metrics, we believe we qualified for a self-directed redomiciling.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Also on July 17, 2015, the First Amendment to the Credit Facility (the Amended Credit Facility) became effective. The Amended Credit Facility, among other things, (i) allows us to borrow under new Canadian tranches of the Credit Facility, (ii) substantially reduced both the existing U.S. term loan and the U.S. revolver and (iii) increased the maximum leverage ratio allowed under the Credit Facility. For further information, please see Note 7 – Debt to the Unaudited Consolidated Financial Statements.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates, all references in these consolidated financial statements to “Civeo,” “the Company,” “us,” “our” or “we” for the time period prior to the Spin-Off mean the Accommodations business of Oil States. For time periods after the Spin-Off but prior to July 17, 2015, these terms refer to Civeo US and its consolidated subsidiaries. For time periods after July 17, 2015, these terms refer to Civeo Canada and its consolidated subsidiaries.

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

All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of operations and comprehensive income for the three months ended June 30, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the two months ended May 30, 2014 and (ii) the consolidated results of Civeo for the month ended June 30, 2014. Our consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity / net investment for the six months ended June 30, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the month ended June 30, 2014.

●

Our consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity / net investment for the three and six months ended June 30, 2015 consist entirely of the consolidated results of Civeo.

●	Our consolidated balance sheets at June 30, 2015 and December 31, 2014 consist of the consolidated balances of Civeo.

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

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

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03).  ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability.  The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation.  Early adoption is permitted.  We plan to adopt the standard in the first quarter of 2016.  As of June 30, 2015, we had debt issuance costs totaling $7.6 million, which are included in Prepaid expenses and other current assets ($1.9 million) and Other non-current assets ($5.7 million) on the accompanying unaudited consolidated balance sheets. A portion of these costs relate to revolving lines of credit, and will accordingly continue to be included in Prepaid expenses and other current assets or Other non-current assets.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

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

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers" (ASC 606).  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  The standard was originally effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period. However, the FASB has delayed the effective date of ASC 606 to annual and interim periods beginning after December 15, 2017.  Accordingly, we plan to adopt this standard in the first quarter of 2018.  ASC 606 allows either full retrospective or modified retrospective transition, and early adoption is not permitted.  We continue to evaluate both the impact of this new standard on our financial statements and the transition method we will utilize for adoption.

3.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments, other than our long-term debt to affiliates, on the accompanying consolidated balance sheets approximate their fair values.

As of June 30, 2015 and December 31, 2014, we believe the carrying value of our floating-rate debt outstanding under our $775 million term loan approximates its fair value because the term includes short-term interest rates and excludes penalties for prepayment. We estimated the fair value of our floating-rate term loan using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for this loan.

During 2015, certain long-lived assets were written down to their fair value. As a result, we recorded impairment expense of $9.5 million and $12.2 million for the three and six months ended June 30, 2015. Our estimate of their fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future, and are therefore uncertain.

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2015 and December 31, 2014 is presented below (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable, net:
Trade	$89,757	$124,198
Unbilled revenue	22,535	38,487
Other	98	1,611
Total accounts receivable	112,390	164,296
Allowance for doubtful accounts	(1,277)	(4,043)
Total accounts receivable, net	$111,113	$160,253

	June 30, 2015	December 31, 2014
Inventories:
Finished goods and purchased products	$2,318	$2,814
Work in process	137	4,790
Raw materials	3,791	5,624
Total inventories	$6,246	$13,228

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	Estimated Useful Life (in years)	June 30, 2015	December 31, 2014
Property, plant and equipment, net:
Land		$47,690	$55,365
Accommodations assets	3-15	1,598,761	1,687,033
Buildings and leasehold improvements	3-20	31,242	40,256
Machinery and equipment	4-15	10,042	12,117
Office furniture and equipment	3-7	30,338	32,181
Vehicles	3-5	17,448	19,128
Construction in progress		67,358	70,603
Total property, plant and equipment		1,802,879	1,916,683
Accumulated depreciation		(697,371)	(668,253)
Total property, plant and equipment, net		$1,105,508	$1,248,430

During the second quarter of 2015, we recorded an impairment expense of $9.5 million, resulting from the impairment of fixed assets at Kambalda, a village located in Western Australia, due to the continued downturn in gold mining activity and lack of contract renewals. We assessed the carrying value of the Kambalda asset group to determine if it continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying value of Kambalda was determined to not be recoverable.

	June 30, 2015	December 31, 2014
Accrued liabilities:
Accrued compensation	$11,144	$15,273
Accrued taxes, other than income taxes	1,882	1,567
Accrued interest	182	60
Other	2,649	5,612
Total accrued liabilities	$15,857	$22,512

5.	ASSETS HELD FOR SALE

During the first quarter of 2015, we made the decision to dispose of our manufacturing facility in Johnstown, Colorado. Accordingly, the facility met the criteria of held for sale, and its carrying value was adjusted downward to $8.7 million, which represents its estimated fair value less the cost to sell. We recorded a pre-tax impairment expense of $2.7 million and an additional $1.1 million to write-down our inventory as a result. Additionally, we have discontinued depreciation of the facility. Depreciation expense related to the facility totaled approximately zero and $0.2 million during the three months ended June 30, 2015 and 2014, respectively, and approximately $0.2 million and $0.4 million during the six months ended June 30, 2015 and 2014, respectively. The facility was part of our U.S. reportable business segment.

The following table summarizes the carrying amount as of June 30, 2015 of the major classes of assets from the Johnstown facility we classified as held for sale (in thousands):

June 30,
2015
Assets held for sale:
Property, plant and equipment, net	$7,721
Intangible assets, net	777
Total assets held for sale	$8,498

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

6.	EARNINGS PER SHARE

On May 30, 2014, 106,538,044 shares of our common stock were distributed to Oil States stockholders in connection with the Spin-Off. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed these shares to be outstanding as of the beginning of each period prior to the Spin-Off presented in the calculation of weighted-average shares. In addition, we have assumed the dilutive securities outstanding at May 30, 2014 were also outstanding for each of the periods prior to the Spin-Off presented. Our calculation of diluted earnings per share excludes all shares issuable pursuant to outstanding stock options for the three and six months ended June 30, 2015, due to their antidilutive effect.

The calculation of earnings per share attributable to the Company is presented below for the periods indicated (in thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Basic Earnings per Share
Net income (loss) attributable to Civeo	$(13,461)	$13,949	$(13,477)	$50,188
Less: undistributed net income (loss) to participating securities	--	(39)	--	(128)
Net income (loss) attributable to Civeo	$(13,461)	$13,910	$(13,477)	$50,060

Weighted average common shares outstanding - basic	106,626	106,294	106,543	106,294

Basic earnings (loss) per share	$(0.13)	$0.13	$(0.13)	$0.47

Diluted Earnings per Share
Net income (loss) attributable to Civeo’s common stockholders	$(13,461)	$13,910	$(13,477)	$50,060

Weighted average common shares outstanding - basic	106,626	106,294	106,543	106,294
Effect of dilutive securities	--	171	--	169
Weighted average common shares outstanding - diluted	106,626	106,465	106,543	106,463

Diluted earnings (loss) per share	$(0.13)	$0.13	$(0.13)	$0.47

7.	DEBT

As of June 30, 2015 and December 31, 2014, long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
U.S. term loan, which matures on May 28, 2019, of $775.0 million; 1.25% of aggregate principal repayable per quarter beginning September 30, 2015; weighted average interest rate of 2.5% for the six month period ended June 30, 2015	$775,000	$775,000

U.S. revolving credit facility, which matures on May 28, 2019, with available commitments up to $450.0 million; no borrowings outstanding during the six month period ended June 30, 2015	--	--

Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; no borrowings outstanding during the six month period ended June 30, 2015	--	--

Australian revolving credit facility, which matures May 28, 2019, with available commitments up to $100.0 million; no borrowings outstanding during the six month period ended June 30, 2015ng the six month period ended June 30, 2015	--	--

Total debt	775,000	775,000
Less: Current portion of long-term debt	38,750	19,375
Long-term debt, less current maturities	$736,250	$755,625

Interest expense on the consolidated statements of operations is net of capitalized interest of $0.3 million and $1.0 million for the three month periods ended June 30, 2015 and 2014, respectively. Interest expense on the consolidated statements of income is net of capitalized interest of $0.7 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Amended Credit Facility

On July 17, 2015, our Credit Facility was amended to, among other things:

●

Permit us to redomicile to Canada, make associated corporate restructurings and make certain changes to the collateral and guarantees, covenants, events of default and related definitions to reflect the Redomicile Transaction and the new credit facilities referred to below;

●

Allow for the incurrence of new credit facilities under the Credit Facility, including (i) a new revolving credit facility in a maximum principal amount of US$125 million available to be borrowed by Civeo Canada after the effectiveness of the Amended Credit Facility (July 17, 2015) and (ii) a new term loan facility in the amount of US$325 million to be borrowed by Civeo Canada on the date of the effectiveness of the Amended Credit Facility;

●

Provide for the partial prepayment of the existing U.S. term loan under the Credit Facility in the aggregate principal amount of US$725 million and the reduction of the aggregate U.S. revolving credit facility to a maximum principal amount of US$50 million;

●

Increase the interest rate margin by 0.25% within existing levels of total leverage and add two additional levels to the total leverage-based grid such that the interest rates for the loans range from LIBOR +2.0% to LIBOR +4.0% and increase the undrawn commitment fee to range from 0.45% to 0.90% based on total leverage;

●	Make certain changes to the maximum leverage ratio financial covenant, as follows:

Period Ended	Maximum Leverage Ratio

September 30, 2015	3.50	:	1.00
December 31, 2015	4.00	:	1.00
March 31, 2016	4.25	:	1.00
June 30, 2016	4.50	:	1.00
September 30, 2016	4.50	:	1.00
December 31, 2016	4.50	:	1.00
March 31, 2017	4.25	:	1.00
June 30, 2017	4.25	:	1.00
September 30, 2017	4.00	:	1.00
December 31, 2017	4.00	:	1.00
March 31, 2018	3.75	:	1.00
June 30, 2018	3.75	:	1.00
September 30, 2018 & thereafter	3.50	:	1.00

●	Make certain changes to the application of prepayments and amortization schedules to reflect the new term loan facility and the prepayment of the U.S. term loans; and

●	Make other technical changes and amendments to the Credit Facility.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The following table summarizes the borrowings allowed under the Amended Credit Facility compared to the Credit Facility (in thousands):

	Credit Facility	Amended Credit Facility
Term loans:
U.S. term loan	$775,000	$50,000
Canadian term loan	--	325,000
Total term loans outstanding	$775,000	$375,000

Availability under revolving credit facilities:
U.S. revolving credit facility	$450,000	$50,000
Canadian revolving credit facility	100,000	100,000
New Canadian revolving credit facility	--	125,000
Australian revolving credit facility	100,000	100,000
Total availability under revolving credit facilities	$650,000	$375,000

U.S. dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to LIBOR plus a margin of 2.00% to 4.00%, or a base rate plus 1.00% to 3.00%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Facility). Canadian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to CDOR plus a margin of 2.00% to 4.00%, or a base rate plus a margin of 1.00% to 3.00%, in each case based on a ratio of our consolidated total leverage to EBITDA (as defined in the Amended Credit Facility). Australian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to BBSY plus a margin of 2.00% to 4.00%, based on a ratio of our consolidated total leverage to EBITDA (as defined in the Amended Credit Facility).

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0 (as of June 30, 2015). As noted above, the permitted level of the maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of June 30, 2015.

We paid certain customary fees with respect to the Amended Credit Facility. We have 15 lenders in our Amended Credit Facility with commitments ranging from $1.6 million to $143.2 million.

Also in July 2015, total debt was reduced by approximately $275 million.

8.	INCOME TAXES

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Our income tax benefit for the six months ended June 30, 2015 totaled $4.7 million, or 26.5% of pretax loss, compared to income tax expense of $7.4 million, or 12.7% of pretax income, for the six months ended June 30, 2014. Generally, our effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates. The increase in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions. This increase was partially offset by a $2.7 million charge related to an increase in statutory tax rates in Alberta, Canada included in our 2015 tax benefit as well as a $0.5 million charge related to the impact of a portion of our undistributed foreign earnings which we no longer intend to continue to indefinitely reinvest. Finally, the effective tax rate was reduced in 2014 due to changes in our corporate structure, including the contribution by Oil States of our affiliate debt (as further described in Note 13 – Related Party Transactions to the Unaudited Consolidated Financial Statements).

Our income tax benefit for the three months ended June 30, 2015 totaled $5.9 million, or 30.6% of pretax income, compared to a benefit of $4.9 million, or (52.4%) of pretax income, for the three months ended June 30, 2014. Generally, our effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates. This was partially offset by a $2.7 million charge related to an increase in statutory tax rates in Alberta, Canada included in our 2015 tax benefit. The negative effective tax rate for the three months ended June 30, 2014 is due to a reduction in the 2014 annual effective tax rate from March 31, 2014 to June 30, 2014 due to changes in our corporate structure, including the contribution by Oil States of our affiliate debt. Under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date tax provision.

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

Our accumulated other comprehensive loss increased $92.6 million from $198.5 million at December 31, 2014 to $291.1 million at June 30, 2015, as a result of foreign currency exchange rate differences. Changes in the other comprehensive loss during the first half of 2015 were primarily driven by the Canadian and Australian dollars decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$1.0 billion and A$763 million, respectively, at June 30, 2015.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

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

Outstanding Awards

Stock Options. Compensation expense associated with stock options recognized in the three month periods ended June 30, 2015 and 2014 totaled $0.1 million and $0.2 million, respectively. Compensation expense associated with stock options recognized in the six month periods ended June 30, 2015 and 2014 totaled $0.2 million and $0.3 million, respectively. At June 30, 2015, unrecognized compensation cost related to stock options was $0.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock / Deferred Stock Awards. On February 11, 2015, we granted 1,006,528 restricted stock and deferred stock awards under the Civeo Plan, which vest in four equal annual installments beginning on February 11, 2016.

Compensation expense associated with restricted stock awards and deferred stock awards recognized in the three month periods ended June 30, 2015 and 2014 totaled $1.1 million and $1.1 million, respectively. Compensation expense associated with restricted stock awards and deferred stock awards recognized in the six month periods ended June 30, 2015 and 2014 totaled $2.2 million and $1.8 million, respectively. The total fair value of restricted stock awards and deferred stock awards that vested during the three months ended June 30, 2015 and 2014 was $0.3 million and de minimis. The total fair value of restricted stock awards and deferred stock awards that vested during the six months ended June 30, 2015 and 2014 was $0.9 million and $2.5 million.

At June 30, 2015, unrecognized compensation cost related to restricted stock awards and deferred stock awards was $9.1 million, which is expected to be recognized over a weighted average period of 2.7 years.

Phantom Share Awards. On February 11, 2015, we granted 517,145 awards under the Civeo Plan, which vest in four equal annual installments beginning on February 11, 2016. We also granted 1,169,193 awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 11, 2016. During the second quarter 2015, we granted an additional 192,876 awards under the Canadian Long-Term Incentive Plan.

During the three month periods ended June 30, 2015 and 2014, we recognized compensation expense associated with phantom shares totaling $0.5 million and $4.1 million, respectively. During the six month periods ended June 30, 2015 and 2014, we recognized compensation expense associated with phantom shares totaling $0.8 million and $5.5 million, respectively. At June 30, 2015, unrecognized compensation cost related to phantom shares was $5.0 million, as remeasured at June 30, 2015, which is expected to be recognized over a weighted average period of 3.0 years.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Effect of Redomicile Transaction

Upon effectiveness of the Redomicile Transaction, Civeo Canada assumed the Civeo US employee equity plans and related award agreements, including all options and awards issued or granted under such plans, as well as certain Civeo US benefit plans and agreements.

In connection with the assumption of these plans, each plan was amended or deemed amended to provide that, as of the effectiveness of the Redomicile Transaction, the plans would include provisions, as applicable, reflecting the Redomicile Transaction and its effects, including changes made to reflect the fact that Civeo Canada common shares will be issued to satisfy awards issued or granted under such plan. Additionally, the 2014 Equity Participation Plan of Civeo Corporation was further amended to comply with applicable Canadian law, including with respect to grants to Canadian employees.

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

Financial information by business segment for each of the three and six months ended June 30, 2015 and 2014 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2015
Canada	$90,072	$--	$90,072	$25,217	$(3,820)	$9,113	$903,435
Australia	38,268	--	38,268	13,799	(4,882)	1,868	621,831
United States	14,807	--	14,807	3,395	(1,801)	130	112,407
Corporate, stand-alone adjustments and eliminations	--	--	--	130	(3,634)	2,289	59,051
Total	$143,147	$--	$143,147	$42,541	$(14,137)	$13,400	$1,696,724

Three months ended June 30, 2014
Canada	$156,527	$(48)	$156,479	$21,347	$25,424	$71,868	$1,084,335
Australia	54,383	--	54,383	16,246	(205)	5,399	961,775
United States	38,559	(22,288)	16,271	4,850	(3,767)	2,724	199,665
Corporate, stand-alone adjustments and eliminations	(22,336)	22,336	--	(30)	(5,226)	(1,849)	67,854
Total	$227,133	$--	$227,133	$42,413	$16,226	$78,142	$2,313,629

Six months ended June 30, 2015
Canada	$206,972	$--	$206,972	$49,975	$8,300	$15,566	$903,435
Australia	80,127	--	80,127	27,712	1,845	5,135	621,831
United States	29,431	(2,396)	27,035	7,074	(8,695)	1,246	112,407
Corporate, stand-alone adjustments and eliminations	(2,396)	2,396	--	226	(10,711)	2,155	59,051
Total	$314,134	$--	$314,134	$84,987	$(9,261)	$24,102	$1,696,724

Six months ended June 30, 2014
Canada	$337,108	$(305)	$336,803	$41,341	$67,466	$131,834	$1,084,335
Australia	109,847	--	109,847	31,086	15,638	7,580	961,775
United States	72,685	(39,403)	33,282	9,649	(5,428)	5,682	199,665
Corporate, stand-alone adjustments and eliminations	(39,708)	39,708	--	(64)	(8,590)	(3,429)	67,854
Total	$479,932	$--	$479,932	$82,012	$69,086	$141,667	$2,313,629

13.	PARENT COMPANY INVESTMENT

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Parent Company Services Provided and Corporate Allocations

Prior to the Spin-Off, Oil States provided services to and funded certain expenditures of Civeo. The most significant of these services and expenditures were: (1) funding expenditures to settle domestic accounts payable; (2) funding and processing of domestic payroll; (3) share-based compensation; and (4) certain transaction-related expenditures. The consolidated financial statements of Civeo reflect these expenditures. During the three months ended June 30, 2014, $8.7 million of expenditures for services received from Oil States or funding for expenditures provided by Oil States were included in the consolidated financial statements. During the six months ended June 30, 2014, $41.7 million of expenditures for services received from Oil States or funding for expenditures provided by Oil States were included in the consolidated financial statements.

Prior to the Spin-Off, the consolidated statements of operations also include general corporate expense allocations, which include costs incurred by Oil States for certain corporate functions such as executive management, finance, information technology, tax, internal audit, risk management, legal, human resources and treasury. During the three months ended June 30, 2014, we were allocated $1.2 million in respect of these corporate expenses which are included within selling, general and administrative expenses in the consolidated statements of operations. During the six months ended June 30, 2014, we were allocated $2.8 million in respect of these corporate expenses which are included within selling, general and administrative expenses in the consolidated statements of operations.

Oil States Net Investment

Net transfers to Oil States are included within Oil States net investment on the consolidated balance sheets. The components of the change in Oil States net investment for the six months ended June 30, 2014 are as follows (in thousands):

2014
Cash transfers and general financing activities	$(13,255)
Services received or funding for expenditures	41,725
Corporate allocations, including income tax provision (1)	3,950
Net increase in Oil States net investment	$32,420

(1)

Corporate allocations includes the general corporate expense allocations of $2.8 million for the six months ended June 30, 2014, the impact of the income tax provision, the allocation of corporate insurance premiums, and the attribution of certain assets and liabilities that have historically been held at the Oil States corporate level, but which are specifically identifiable or otherwise allocable to us. The attributed assets and liabilities are included in Civeo’s combined balance sheets.

14.	SUBSEQUENT EVENTS

On July 17, 2015, we completed our change in place of incorporation, pursuant to which Civeo Canada became the publicly traded parent company of the Civeo group of companies. Additionally, on July 17, 2015, the Amended Credit Facility became effective. For further information, please see Note 1 – Description of Business and Basis of Presentation and Note 7 – Debt to the Unaudited Consolidated Financial Statements.

Also in July 2015, total debt was reduced by approximately $275 million.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including "may," "expect," "anticipate," "estimate," "continue," "believe," or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Forward-Looking Statements,” and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2014, the definitive proxy statement/prospectus with respect to the migration filed with the Securities and Exchange Commission (“SEC”) on April 8, 2015 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

Spin-off

On May 5, 2014, the Oil States International, Inc. (Oil States) board of directors approved the separation of its Accommodations Segment (Accommodations) into a standalone, publicly traded Delaware corporation, Civeo Corporation, now named Civeo USA Corp. (Civeo US). In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo US it held after the market closed on May 30, 2014 (the Spin-Off). Each Oil States stockholder received two shares of Civeo US common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the Spin-Off, Oil States received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Civeo US common stock was not taxable to Oil States or U.S. holders of Oil States common stock. Following the Spin-Off, Oil States retained no ownership interest in Civeo, and each company now has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the Spin-Off was filed by Civeo US with the U.S. Securities and Exchange Commission (SEC) and was declared effective on May 8, 2014. On June 2, 2014, Civeo US common stock began trading the “regular-way” on the New York Stock Exchange under the “CVEO” stock symbol. Pursuant to the Separation and Distribution Agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

In connection with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million.

Redomiciling to Canada

On July 17, 2015, we completed our change in place of incorporation, pursuant to which Civeo Corporation, a British Columbia, Canada limited company formerly named Civeo Canadian Holdings ULC (Civeo Canada), became the publicly traded parent company of the Civeo group of companies (the Redomicile Transaction). The Redomicile Transaction was effected pursuant to a previously announced Agreement and Plan of Merger, dated as of April 6, 2015, between Civeo US, Civeo US Merger Co, a Delaware corporation and wholly owned subsidiary of Civeo Canada (US Merger Co), and Civeo Canada. At the effective time of the merger, (i) US Merger Co was merged with Civeo US, with Civeo US surviving the merger as a wholly owned subsidiary of Civeo Canada, and (ii) each issued share of Civeo US common stock, other than those shares of Civeo US common stock held by Civeo US in treasury, was effectively transferred to Civeo Canada and converted into one common share, no par value, of Civeo Canada.  An aggregate of approximately 107.5 million Civeo Canada common shares were issued at the effective time as merger consideration. The Civeo Canada common shares have been listed on the NYSE under the symbol “CVEO”, the same symbol under which the Civeo US common stock traded prior to the effective time.

We believe that the Redomicile Transaction qualified as a “self-directed redomiciling” of the Company as permitted under the U.S. Internal Revenue Code. U.S. federal income tax laws permit a company to change its domicile to a foreign jurisdiction without corporate-level U.S. federal income taxes provided that such company has “substantial business activity” in the relevant jurisdiction. “Substantial business activity” is defined as foreign operations consisting of over 25% of the company’s total (i) revenues, (ii) assets, (iii) employees and (iv) employee compensation. With approximately 50% or more of our operations in Canada based on these metrics, we believe we qualified for a self-directed redomiciling.

Also on July 17, 2015, the First Amendment to the Credit Facility, among Civeo US, certain subsidiaries of Civeo US as borrowers, the lenders named therein, Royal Bank of Canada, as Administrative Agent and the other agents party thereto (the Amended Credit Facility), became effective. The Amended Credit Facility (i) allows us to borrow under new Canadian tranches of the Credit Facility, (ii) substantially reduced both the existing U.S. term loan and the U.S. revolver and (iii) increased the maximum leverage ratio allowed. For further information, please see Liquidity and Capital Resources – Credit Facility and Long Term Debt below.

We incurred costs related to the Redomicile Transaction and the Amended Credit Facility totaling $2.4 million and $3.6 million for the three and six months ended June 30, 2015. We also incurred costs related to the Redomicile Transaction totaling $2.6 million during the three months ended December 31, 2014. We expect to incur further costs totaling less than $10 million in the third quarter 2015, a portion of which will be capitalized as debt issuance costs. We will also recognize a loss on the extinguishment of debt in the third quarter 2015 related to the write-off of a portion of the debt issuance costs under the Credit Facility.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates, all references in these consolidated financial statements to “Civeo,” “the Company,” “us,” “our” or “we” for the time period prior to the Spin-Off mean the Accommodations business of Oil States. For time periods after the Spin-Off but prior to July 17, 2015, these terms refer to Civeo US and its consolidated subsidiaries. For time periods after July 17, 2015, these terms refer to Civeo Canada and its consolidated subsidiaries.

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

All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of operations and comprehensive income for the three months ended June 30, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the two months ended May 30, 2014 and (ii) the consolidated results of Civeo for the month ended June 30, 2014. Our consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity / net investment for the six months ended June 30, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the month ended June 30, 2014.

●

Our consolidated statements of operations, comprehensive income, cash flows and changes in stockholders’ equity / net investment for the three and six months ended June 30, 2015 consist entirely of the consolidated results of Civeo.

●	Our consolidated balance sheets at June 30, 2015 and December 31, 2014 consist of the consolidated balances of Civeo.

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

Macroeconomic Environment

We provide workforce accommodations to the natural resource industry in Canada, Australia and the United States. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase and (2) the operations or production phase. Initial demand for our services is driven by our customers’ capital spending programs related to the construction and development of oil sands and coal mines and associated infrastructure as well as the exploration for oil and natural gas. Long-term demand for our services is driven by continued development and expansion of natural resource production and operation of oil sands refining facilities. Industry capital spending programs are generally based on the outlook for commodity prices, economic growth and estimates of resource production. As a result, demand for our products and services is largely sensitive to expected commodity prices, principally related to crude oil, metallurgical (met) coal and, to a lesser extent, natural gas.

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

In the fourth quarter 2014, global oil prices dropped to their lowest level in five years due to concerns over global oil demand, the economic growth rate in China, the overall economic health of Europe and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, has also negatively impacted pricing. With falling Brent Crude and WTI oil prices, WCS has also fallen. This trend of depressed oil prices continued into the first half of 2015. WCS prices in the second quarter of 2015 averaged $48.09 per barrel compared to $57.75 in the fourth quarter of 2014 and $35.03 in the first quarter of 2015. The WCS Differential narrowed from $16.00 per barrel at the end of the fourth quarter of 2014 to $12.00 per barrel by the end of the second quarter of 2015. Oil prices have deteriorated since the end of the second quarter. As of July 27, 2015, the WTI price was $47.39 and the WCS price was $31.54, resulting in a WCS Differential of $15.85.

There remains a significant risk that prices in the oil sands could continue to deteriorate or remain at current depressed levels going forward for an extended period of time. Additionally, if the discount between WCS crude prices and WTI crude prices widens, our oil sands customers are more likely to further delay additional investments in their oil sands assets. The continuation of these depressed price levels has negatively impacted exploration, development and production activity by Canadian operators and, therefore, demand for our services in 2015.

In Australia, we have 9,064 total rooms in our nine villages, of which 7,692 rooms in six villages serve the Bowen Basin. Our Australian villages in the Bowen Basin primarily serve met coal mines in that region. Met coal pricing and growth in production in the Bowen Basin region is influenced by levels of global steel production. Growth in worldwide steel demand has decreased from 3.8% in 2013 to 2.0% in 2014. Furthermore, because Chinese steel production has been growing at a slower pace than that experienced in 2011 and 2012, Chinese demand for imported steel inputs such as met coal and iron ore has continued to decrease during 2015 compared to prior periods. Because of this, coupled with the fact that Australian met coal output has increased 12% during 2014 compared to 2013, met coal prices have decreased materially from over $160 per metric tonne at the beginning of 2013 to approximately $109.50 per metric ton for the second quarter of 2015. As of July 1, 2015, the price had declined to $93.00 per metric tonne. We expect the lower third quarter 2015 contract price to negatively impact occupancy at our Bowen Basin villages in the second half of 2015. Depressed met coal prices have led to the implementation of cost control measures by our customers, some coal mine closures and delays in the start-up of new coal mining projects in Australia. A continued depressed met coal price will impact our customers’ future capital spending programs. Long term demand for steel will be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption is a fraction of developed countries.

Natural gas and WTI crude oil prices, discussed above, have an impact on the demand for our U.S. accommodations. Prices for natural gas in the U.S. averaged $2.73 per mcf in the second quarter of 2015, a 29% decrease over the average price in the fourth quarter of 2014. U.S. natural gas production has continued to outpace demand recently, which has caused prices to continue to be weak relative to historical prices. These weaker prices are expected to continue. At these levels, it is uneconomic to increase development in several domestic, gas-focused basins. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
				Henry
	WTI	WCS	Hard	Hub
			Coking Coal	Natural
Quarter	Crude	Crude	(Met Coal)	Gas
ended	(per bbl)	(per bbl)	(per tonne)	(per mcf)
6/30/2015	$57.64	$48.09	$109.50	$2.73
3/31/2015	48.49	35.03	117.00	2.81
12/31/2014	73.21	57.75	119.00	3.83
9/30/2014	97.60	78.69	120.00	3.95
6/30/2014	103.06	83.78	120.00	4.58
3/31/2014	98.68	77.76	143.00	5.18
12/31/2013	97.50	66.34	152.00	3.85
9/30/2013	105.83	83.10	145.00	3.55
6/30/2013	94.05	77.48	172.00	4.02
3/31/2013	94.33	66.86	165.00	3.49
12/31/2012	88.01	61.34	170.00	3.40
9/30/2012	92.17	76.75	225.00	2.88
6/30/2012	93.38	73.53	210.00	2.29

(1)     Source: WTI crude and natural gas prices from U.S. Energy Information Administration (EIA) and WCS crude prices and Seaborne hard coking coal contract price from Bloomberg.

Overview

As noted above, demand for our services is primarily tied to the outlook for crude oil and met coal prices. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in the U.S., Canada, Australia and other markets.

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

With the current commodity price environment and expected demand, concerns about take-away capacity out of the oil sands region and continued high costs including labor costs, the current outlook for oil sands activity has continued to deteriorate in 2015. Further, project delays and cancellations have continued into 2015. Although we are currently the primary third-party accommodations provider for the two major construction projects in the oil sands region, the Fort Hills project and the Kearl Project, outlook for additional major oil sands construction projects is limited. Oil sands operators are looking to reduce their costs and capital spending, limiting the demand for accommodations like we provide. As a result, we experienced materially lower revenues and earnings from our Canadian operations in the first half of 2015 and expect this trend to continue for the rest of 2015. Additionally, if oil prices remain at current levels, or continue to decline, the resulting impact could negatively affect the value of our long-lived assets, including goodwill.

We currently expect to begin expansion on our room count in Kitimat, British Columbia during the second half of 2015 to support potential LNG projects on the west coast of British Columbia. We were recently awarded a contract with LNG Canada for the provision of open lodge rooms and associated services. To support this new contract, we will develop a new accommodations facility, to be named Sitka Lodge, which will include private washrooms, recreational facilities and other amenities. This new lodge will initially have 436 rooms with the potential to expand to serve future accommodations demand in the region.

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

Exchange rates between the U.S. dollar and the Canadian dollar and between the U.S. dollar and the Australian dollar influence our U.S. reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.81 for the second quarter 2015 compared to U.S. $0.92 for the second quarter 2014, a decrease of approximately 11%. The Canadian dollar was valued at an exchange rate of $0.80 on June 30, 2015 and $0.86 on December 31, 2014. The Australian dollar was valued at an average exchange rate of U.S. $0.78 for the second quarter 2015 compared to U.S. $0.93 for the second quarter 2014, a decrease of approximately 17%. The Australian dollar was valued at an exchange rate of $0.77 on June 30, 2015 and $0.82 on December 31, 2014. This weakening of the Canadian and Australian dollars has and may continue to have a proportionately negative impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business. We currently expect that our 2015 capital expenditures will total approximately $80 million to $90 million, compared to 2014 capital expenditures of $251 million. Please see “Liquidity and Capital Resources” below for further discussion of 2015 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2015, is based on a comparison with the corresponding period of 2014.

Results of Operations – Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

	THREE MONTHS ENDED JUNE 30,
	2015	2014	Change
	($ in thousands)
Revenues
Canada	$90,072	$156,479	$(66,407)
Australia	38,268	54,383	(16,115)
United States and other	14,807	16,271	(1,464)
Total revenues	143,147	227,133	(83,986)
Costs and expenses
Cost of sales and services
Canada	61,375	96,573	(35,198)
Australia	16,032	24,950	(8,918)
United States and other	12,017	11,782	235
Total cost of sales and services	89,424	133,305	(43,881)
Selling, general and administrative expenses	18,419	21,708	(3,289)
Spin-off and formation costs	--	1,896	(1,896)
Depreciation and amortization expense	42,541	42,413	128
Impairment expense	9,473	11,610	(2,137)
Other operating expense (income)	(2,573)	(25)	(2,548)
Total costs and expenses	157,284	210,907	(53,623)
Operating income (loss)	(14,137)	16,226	(30,363)

Interest expense and income, net	(5,561)	(7,561)	2,000
Other income	566	709	(143)
Income (loss )before income taxes	(19,132)	9,374	(28,506)
Income tax benefit	5,863	4,911	952
Net income (loss)	(13,269)	14,285	(27,554)
Less: Net income attributable to noncontrolling interest	192	336	(144)
Net income (loss) attributable to Civeo	$(13,461)	$13,949	$(27,410)

We reported net loss attributable to Civeo for the quarter ended June 30, 2015 of $13.5 million, or $0.13 per diluted share. As further discussed in Impairment expense, below, net loss for 2015 included $6.6 million of after-tax charges, or $0.06 per diluted share, resulting from the impairment of fixed assets at Kambalda, a village located in Western Australia, due to the continued downturn in gold mining activity and lack of contract renewals. Net loss for 2015 also included $2.4 million (or $0.03 per diluted share) in after-tax loss from costs incurred in connection with the migration to Canada. These results compare to net income attributable to Civeo for the quarter ended June 30, 2014 of $13.9 million, or $0.13 per diluted share. As further discussed in Impairment expense and Interest expense and income, net, below, net income for 2014 included $9.8 million of after-tax charges, or $0.09 per diluted share, resulting from the Spin-Off. In addition, we incurred after-tax severance costs of $3.1 million, or $0.03 per diluted share, included in Selling, general and administrative expenses and after-tax impairment costs of $1.7 million, or $0.02 per diluted share, included in Impairment expense.

Revenues. Consolidated revenues decreased $84.0 million, or 37%, in the second quarter of 2015 compared to the second quarter of 2014. This decline was largely driven by decreases in Canada and Australia, due to lower occupancy, as well as weakening Canadian and Australian dollars, as further described in the segment discussion below.

Cost of Sales and Services. Our consolidated cost of sales decreased $43.9 million, or 33%, in the second quarter of 2015 compared to the second quarter of 2014 primarily due to decreases in occupancy in both Canada and Australia, as well as the weakening Canadian and Australian dollars, as further described in the segment discussion below.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense decreased $3.3 million, or 15%, in the second quarter of 2015 compared to the second quarter of 2014. Increased costs associated with being a publicly traded company and costs associated with the Redomicile Transaction of $2.4 million were more than offset by lower employee costs due to cost containment measures, as well as the impact of the weakening Canadian and Australian dollars.

Spin-Off and Formation Costs. Spin-off and formation costs of $1.9 million relate to transition costs incurred during the second quarter of 2014 associated with becoming a stand-alone company.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.1 million, or less than 1%, in the second quarter of 2015 compared to the second quarter of 2014. Capital expenditures made during the last twelve months largely related to investments in our Canadian segment were almost entirely offset by reduced depreciation expense resulting from impairments recorded in 2014, as well as the impact of the weakening Canadian and Australian dollars.

Impairment Expense. Impairment expense of $9.5 million in the second quarter of 2015 consisted of the impairment of fixed assets at Kambalda, a village located in Western Australia, due to the continued downturn in gold mining activity and lack of contract renewals. Impairment expense of $11.6 million in the second quarter of 2014 consisted of a $9.0 million impairment of an intangible asset in Australia. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand was nil. Additionally, we recognized an impairment totaling $2.6 million on assets that are in the custody of non-paying customers in Mexico, and for which the return or reimbursement is unlikely.

Operating Income (Loss). Consolidated operating income decreased $30.4 million, or 187%, in the second quarter of 2015 compared to the second quarter of 2014 primarily due to lower occupancy levels in Canada and Australia as well as the weakening Canadian and Australian dollars.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, decreased by $2.0 million, or 26%, in the second quarter of 2015 compared to the second quarter of 2014 primarily due to the 2014 write-off of $3.5 million of debt issuance costs associated with the credit agreement that was terminated in conjunction with the Spin-Off as well as reduced interest expense in 2015 associated with the affiliate debt, which was eliminated as of the Spin-Off, partially offset by increased interest expense associated with the new credit facility in 2015.

Income Tax Benefit. Our income tax benefit for the three months ended June 30, 2015 totaled $5.9 million, or 30.6% of pretax income, compared to a benefit of $4.9 million, or (52.4%) of pretax income, for the three months ended June 30, 2014. Generally, our effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates. This was partially offset by a $2.7 million charge related to an increase in statutory tax rates in Alberta, Canada included in our 2015 tax benefit. The negative effective tax rate for the three months ended June 30, 2014 is due to a reduction in the 2014 annual effective tax rate from March 31, 2014 to June 30, 2014 due to changes in our corporate structure, including the contribution by Oil States of our affiliate debt. Under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date tax provision.

Other Comprehensive Income (Loss). Other comprehensive income decreased $22.8 million in the second quarter of 2015 compared to the second quarter of 2014 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 2% in the second quarter of 2015 compared to a 4% increase in the second quarter of 2014. The Australian dollar exchange rate compared to the U.S. dollar was effectively flat in the second quarter of 2015 compared to a 2% increase in the second quarter of 2014.

Segment Results of Operations – Canadian Segment

	THREE MONTHS ENDED JUNE 30,
	2015	2014	Change
Revenues ($ in thousands)
Lodge revenue (1)	$70,351	$122,709	$(52,358)
Mobile, open camp and product revenue	19,721	33,770	(14,049)
Total revenues	$90,072	$156,479	$(66,407)

Cost of sales and services ($ in thousands)	$61,375	$96,573	$(35,198)

Gross margin as a % of revenues	31.9%	38.3%	(6.4% )

Average Available Lodge Rooms (2)	13,229	12,296	933

RevPAR for Lodges (3)	$59	$110	$(51)

Occupancy in Lodges (4)	63%	88%	(25% )

Canadian dollar to US dollar	$0.814	$0.917	$(0.103)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as lodge revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in the second quarter of 2015 that were $66.4 million, or 42%, lower than the second quarter of 2014. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 11% in the second quarter of 2015 compared to the second quarter of 2014 resulted in an $11.4 million year-over-year reduction in revenues. In addition, the segment experienced a 35% decline in lodge revenues primarily due to a 40% year-over-year decrease in RevPAR (excluding the impact of the weaker Canadian exchange rates) largely related to reduced occupancy. Lodge revenues in the second quarter of 2015 were positively affected by the opening of the McClelland Lake facility in the summer of 2014.

Our Canadian segment cost of sales and services decreased $35.2 million, or 36%, in the second quarter of 2015 compared to the second quarter of 2014 due in part to the weakening of the average exchange rates, as well as lower occupancy.

Our Canadian segment gross margin as a percentage of revenues decreased from 38% in the second quarter of 2014 to 32% in the second quarter of 2015 primarily due to lower average daily room rates in Canada.

Segment Results of Operations – Australian Segment

	THREE MONTHS ENDED JUNE 30,
	2015	2014	Change
Revenues ($ in thousands)
Village revenue (1)	$38,268	$54,383	$(16,115)
Total revenues	38,268	54,383	(16,115)

Cost of sales ($ in thousands)	$16,032	$24,950	$(8,918)

Gross margin as a % of revenues	58.1%	54.1%	4.0%

Average Available Village Rooms (2)	9,296	9,258	38

RevPAR for Villages (3)	$45	$65	$(20)

Occupancy in Villages (4)	61%	65%	(4% )

Australian dollar to US dollar	$0.778	$0.933	$(0.155)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as village revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Australian segment reported revenues in the second quarter of 2015 that were $16.1 million, or 30%, lower than the second quarter of 2014. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 17% in the second quarter of 2015 compared to the second quarter of 2014 resulted in a $7.6 million year-over-year reduction in revenues. Village revenues in the second quarter of 2015 were also negatively impacted by lower occupancy levels in the second quarter 2015 compared to the second quarter of 2014, primarily as a result of the continued slowdown in mining activity.

Our Australian segment cost of sales decreased $8.9 million, or 36%, in the second quarter of 2015 compared to the second quarter of 2014. The decrease was driven by the weakening of the Australian dollar, lower occupancy levels and repair and maintenance costs incurred in the second quarter of 2014, that were not incurred in 2015.

Our Australian segment gross margin as a percentage of revenues increased to 58% in the second quarter of 2015 from 54% in the second quarter of 2014. The increase is largely due to increased repair and maintenance costs in the second quarter of 2014, that were not incurred in 2015.

Segment Results of Operations – United States Segment

	THREE MONTHS ENDED JUNE 30,
	2015	2014	Change

Revenues ($ in thousands)	$14,807	$16,271	$(1,464)

Cost of sales ($ in thousands)	$12,017	$11,782	$235

Gross margin as a % of revenues	18.8%	27.6%	(8.8%	)

Our United States segment reported revenues in the second quarter of 2015 that were $1.5 million, or 9%, lower than the second quarter of 2014. The reduction was primarily due to lower U.S. drilling activity in the Bakken, Rockies and Texas markets, partially offset by increased sales in our offshore business.

Our United States cost of sales increased $0.2 million, or 2%, in the second quarter of 2015 compared to the second quarter of 2014. Although revenue decreased due to lower activity levels, a corresponding decrease did not occur in cost of sales due to lower margins being realized in the wellsite business.

Our United States segment gross margin as a percentage of revenues decreased from 28% in the second quarter of 2014 to 19% in the second quarter of 2015 primarily due to overall lower activity levels.

Results of Operations – Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

	SIX MONTHS ENDED JUNE 30,
	2015	2014	Change
	($ in thousands)
Revenues
Canada	$206,972	$336,803	$(129,831)
Australia	80,127	109,847	(29,720)
United States and other	27,035	33,282	(6,247)
Total revenues	314,134	479,932	(165,798)
Costs and expenses
Cost of sales and services
Canada	135,081	206,268	(71,187)
Australia	33,703	45,978	(12,275)
United States and other	23,551	24,569	(1,018)
Total cost of sales and services	192,335	276,815	(84,480)
Selling, general and administrative expenses	35,105	37,853	(2,748)
Spin-off and formation costs	--	2,469	(2,469)
Depreciation and amortization expense	84,987	82,012	2,975
Impairment expense	12,211	11,610	601
Other operating expense (income)	(1,243)	87	(1,330)
Total costs and expenses	323,395	410,846	(87,451)
Operating income (loss)	(9,261)	69,086	(78,347)

Interest expense and income, net	(10,048)	(11,752)	1,704
Other income	1,564	947	617
Income (loss) before income taxes	(17,745)	58,281	(76,026)
Income tax benefit (provision)	4,706	(7,400)	12,106
Net income (loss)	(13,039)	50,881	(63,920)
Less: Net income attributable to noncontrolling interest	438	693	(255)
Net income (loss) attributable to Civeo	$(13,477)	$50,188	$(63,665)

We reported net loss attributable to Civeo for the six months ended June 30, 2015 of $13.5 million, or $0.13 per diluted share. As further discussed in Impairment expense, below, net loss for 2015 included $6.6 million of after-tax charges, or $0.06 per diluted share, resulting from the impairment of fixed assets at Kambalda, a village located in Western Australia, due to the continued downturn in gold mining activity and lack of contract renewals. Net loss for 2015 also included $2.4 million (or $0.03 per diluted share) in after-tax loss from costs incurred in connection with the migration to Canada. These results compare to net income attributable to Civeo for the six months ended June 30, 2014 of $50.2 million, or $0.47 per diluted share. As further discussed in Impairment expense and Interest expense and income, net, below, net income for 2014 included $10.2 million of after-tax charges, or $0.09 per diluted share, resulting from the Spin-Off. In addition, we incurred after-tax severance costs of $3.1 million, or $0.03 per diluted share, included in Selling, general and administrative expenses below and after-tax impairment costs of $1.7 million, or $0.02 per diluted share, included in Impairment expense below.

Revenues. Consolidated revenues decreased $165.8 million, or 35%, in the first half of 2015 compared to the first half of 2014. This decline was largely driven by decreases in Canada and Australia, due to lower occupancy, as well as weakening Canadian and Australian dollars, as further described in the segment discussion below.

Cost of Sales and Services. Our consolidated cost of sales decreased $84.5 million, or 31%, in the first half of 2015 compared to the first half of 2014 primarily due to decreases in occupancy in both Canada and Australia, as well as the weakening Canadian and Australian dollars. Please see further description in segment discussion below.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense decreased $2.7 million, or 7.3%, in the first half of 2015 compared to the first half of 2014. Increased costs associated with being a publicly traded company and costs associated with the Redomicile Transaction of $3.6 million were more than offset by lower employee costs as well as the impact of the weakening Canadian and Australian dollars.

Spin-Off and Formation Costs. Spin-off and formation costs of $2.5 million relate to transition costs incurred during the first half of 2014 associated with becoming a stand-alone company.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.0 million, or 4%, in the first half of 2015 compared to the first half of 2014 primarily due to capital expenditures made during the last twelve months largely related to investments in our Canadian segment, partially offset by reduced depreciation expense resulting from impairments recorded in 2014, as well as the impact of the weakening Canadian and Australian dollars.

Impairment Expense. Impairment expense of $12.2 million in the first half of 2015 consisted of the $9.5 million impairment of fixed assets at Kambalda, a village located in Western Australia, due to the continued downturn in gold mining activity and lack of contract renewals. Additionally, we recognized an impairment totaling $2.7 million in 2015 related to a decision to sell our U.S. manufacturing facility. Impairment expense of $11.6 million in the first half of 2014 consisted of a $9.0 million impairment of an intangible asset in Australia. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand was nil. Additionally, we recognized an impairment totaling $2.6 million on assets that are in the custody of non-paying customers in Mexico, and for which the return or reimbursement is unlikely.

Operating Income (Loss). Consolidated operating income decreased $78.3 million, or 113%, in the first half of 2015 compared to the first half of 2014 primarily due to lower occupancy levels in Canada and Australia as well as the weakening Canadian and Australian dollars.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, decreased by $1.7 million, or 14%, in the first half of 2015 compared to the first half of 2014 primarily due to the 2014 write-off of $3.5 million of debt issuance costs associated with the credit agreement that was terminated in conjunction with the Spin-Off as well as reduced interest expense in 2015 associated with the affiliate debt, which was eliminated as of the Spin-Off, partially offset by increased interest expense associated with the new credit facility in 2015.

Income Tax Benefit (Provision). Our income tax expense for the six months ended June 30, 2015 totaled $4.7 million, or 26.5% of pretax income, compared to income tax expense of $7.4 million, or 12.7% of pretax income, for the six months ended June 30, 2014. Generally, our effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates. The increase in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions. This was partially offset by a $2.7 million charge related to an increase in statutory tax rates in Alberta, Canada included in our 2015 tax benefit, as well as a $0.5 million charge related to the impact of a portion of our undistributed foreign earnings which we no longer intend to continue to indefinitely reinvest. Finally, the effective tax rate was reduced in 2014 due to changes in our corporate structure, including the contribution by Oil States of our affiliate debt (as further described in Note 13 – Related Party Transactions to the Unaudited Consolidated Financial Statements).

Other Comprehensive Income (Loss). Other comprehensive loss increased $146.9 million in the first half of 2015 compared to the first half of 2014 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 7% in the first half of 2015 compared to a 0% decrease in the first half of 2014. The Australian dollar exchange rate compared to the U.S. dollar decreased 6% in the first half of 2015 compared to a 6% increase in the first half of 2014.

Segment Results of Operations – Canadian Segment

	SIX MONTHS ENDED JUNE 30,
	2015	2014	Change
Revenues ($ in thousands)
Lodge revenue (1)	$158,188	$245,099	$(86,911)
Mobile, open camp and product revenue	48,784	91,704	(42,920)
Total revenues	$206,972	$336,803	$(129,831)

Cost of sales and services ($ in thousands)	$135,081	$206,268	$(71,187)

Gross margin as a % of revenues	34.7%	38.8%	(4.1% )

Average Available Lodge Rooms (2)	13,225	12,082	1,143

RevPAR for Lodges (3)	$66	$112	$(46)

Occupancy in Lodges (4)	65%	89%	(24% )

Canadian dollar to US dollar	$0.810	$0.912	$(0.102)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as lodge revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in the first half of 2015 that were $129.8 million, or 39%, lower than the first half of 2014. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 11% in the first half of 2015 compared to the first half of 2014 resulted in a $25.9 million year-over-year reduction in revenues. In addition, the segment experienced a 27% decline in lodge revenues primarily due to a 34% year-over-year decrease in RevPAR (excluding the impact of the weaker Canadian exchange rates) largely related to reduced occupancy. Lodge revenues in the first half of 2015 were positively affected by the opening of the McClelland Lake facility in the summer of 2014.

Our Canadian segment cost of sales and services decreased $71.2 million, or 35%, in the first half of 2015 compared to the first half of 2014 due in part to the weakening of the average exchange rates, as well as lower occupancy.

Our Canadian segment gross margin as a percentage of revenues decreased from 39% in the first half of 2014 to 35% in the first half of 2015 primarily due to lower contracted room rates in Canada.

Segment Results of Operations – Australian Segment

	SIX MONTHS ENDED JUNE 30,
	2015	2014	Change
Revenues ($ in thousands)
Village revenue (1)	$80,127	$109,847	$(29,720)
Total revenues	80,127	109,847	(29,720)

Cost of sales ($ in thousands)	$33,703	$45,978	$(12,275)

Gross margin as a % of revenues	57.9%	58.1%	(0.2% )

Average Available Village Rooms (2)	9,296	9,260	36

RevPAR for Villages (3)	$48	$66	$(18)

Occupancy in Villages (4)	62%	71%	(9% )

Australian dollar to US dollar	$0.782	$0.915	$(0.133)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as village revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Australian segment reported revenues in the first half of 2015 that were $29.7 million, or 27%, lower than the first half of 2014. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 15% in the first half of 2015 compared to the first half of 2014 resulted in a $13.4 million year-over-year reduction in revenues. Village revenues in the first half of 2015 were also negatively impacted by lower occupancy levels in the first half 2015 compared to the first half of 2014, primarily as a result of the continued slowdown in mining activity.

Our Australian segment cost of sales decreased $12.3 million, or 27%, in the first half of 2015 compared to the first half of 2014. The decrease was driven by the weakening of the Australian dollar as well as lower occupancy levels.

Our Australian segment gross margin as a percentage of revenues decreased to 57.9% in the first half of 2015 from 58.1% in the first half of 2014. This was primarily driven by lower occupancy levels compared to the first half of 2014.

Segment Results of Operations – United States Segment

	SIX MONTHS ENDED JUNE 30,
	2015	2014	Change
Revenues ($ in thousands)	$27,035	$33,282	$(6,247)

Cost of sales ($ in thousands)	$23,551	$24,569	$(1,018)

Gross margin as a % of revenues	12.9%	26.2%	(13.3% )

Our United States segment reported revenues in the first half of 2015 that were $6.2 million, or 19%, lower than the first half of 2014. The reduction was primarily due to lower U.S. drilling activity in the Bakken, Rockies and Texas markets, partially offset by increased sales in our offshore business.

Our United States cost of sales decreased $1.0 million, or 4%, in the first half of 2015 compared to the first half of 2014. The decrease was driven by overall lower activity levels, partially offset by a $1.1 million write-down of inventory at our U.S. manufacturing facility.

Our United States segment gross margin as a percentage of revenues decreased from 26% in the first half of 2014 to 13% in the second quarter of 2015 primarily due to the $1.1 million inventory write-down, as well as overall lower activity levels.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages, purchasing or leasing land under our land banking strategy and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Following the Spin-Off, our primary sources of funds are available cash, cash flow from operations, borrowings under our credit facility and capital markets transactions. The following table summarizes our consolidated liquidity position as of July 27, 2015, June 30, 2015 and December 31, 2014:

	July 27, 2015	June 30, 2015	December 31, 2014
Lender commitments (1)	$375,000	$650,000	$650,000
Reductions in availability (2)	--	(472,458)	(222,191)
Borrowings against revolver capacity	(124,231)	--	--
Outstanding letters of credit	(5,353)	(5,548)	(5,851)
Unused availability	245,416	171,994	421,958
Cash and cash equivalents	50,465	315,169	263,314
Total available liquidity	$295,881	$487,163	$685,272

(1)	We also have an A$10 million bank guarantee facility. We had bank guarantees of A$1.5 million, A$1.5 million and A$1.7 million under this facility outstanding as of July 27, 2015, June 30, 2015 and December 31, 2014, respectively.

(2)

As of June 30, 2015 and December 31, 2014, $472.5 million and $222.2 million, respectively, of our borrowing capacity under our Credit Facility could not be utilized in order to maintain compliance with the financial covenants in our Credit Facility.

Cash totaling $94.3 million was provided by operations during the first half of 2015 compared to $154.7 million provided by operations during the first half of 2014. The decrease in operating cash flow in 2015 compared to 2014 was primarily due to lower occupancy levels in lodges and villages. During the first halves of 2015 and 2014, $14.0 million and $6.9 million, respectively, was provided by working capital.

Cash was used in investing activities during the six months ended June 30, 2015 in the amount of $22.3 million compared to cash used in investing activities during the six months ended June 30, 2014 in the amount of $141.1 million. Capital expenditures totaled $24.1 million and $141.7 million during the six months ended June 30, 2015 and 2014, respectively. Capital expenditures in both periods consisted principally of construction and installation of assets for our lodges primarily in support of Canadian oil sands projects and ongoing maintenance related capital. The significant decrease in capital expenditures in 2015 compared to 2014 is primarily a result of the construction of the McClelland Lake Lodge, which was in process in the first half of 2014, and largely completed by the end of 2014. No comparable project is under construction in 2015.

We expect our capital expenditures for 2015 to be in the range of $80 million to $90 million. Whether planned expenditures will actually be spent in 2015 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, internally generated funds and borrowings under our Amended Credit Facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

Net cash of $0.5 million was provided by financing activities during the six months ended June 30, 2015 due to proceeds from issuance of common stock associated with stock option exercises. Net cash of $44.1 million was provided by financing activities during the six months ended June 30, 2014, in part due to contributions from Oil States of $28.2 million. Borrowings of $775 million under our term loan facility funded the cash distribution of $750.0 million to Oil States on May 28, 2014.

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

Credit Facility and Long Term Debt. On July 17, 2015, our Credit Facility was amended to, among other things:

●

Permit us to redomicile to Canada, make associated corporate restructurings and make certain changes to the collateral and guarantees, covenants, events of default and related definitions to reflect the Redomicile Transaction and the new credit facilities referred to below;

●

Allow for the incurrence of new credit facilities under the Credit Facility, including (i) a new revolving credit facility in a maximum principal amount of US$125 million available to be borrowed by Civeo Canada after the effectiveness of the Amended Credit Facility (July 17, 2015) and (ii) a new term loan facility in the amount of US$325 million to be borrowed by Civeo Canada on the date of the effectiveness of the Amended Credit Facility;

●

Provide for the partial prepayment of the existing U.S. term loan under the Credit Facility in the aggregate principal amount of US$725 million and the reduction of the aggregate U.S. revolving credit facility to a maximum principal amount of US$50 million;

●

Increase the interest rate margin by 0.25% within existing levels of total leverage and add two additional levels to the total leverage-based grid such that the interest rates for the loans range from LIBOR +2.0% to LIBOR +4.0% and increase the undrawn commitment fee to range from 0.45% to 0.90% based on total leverage;

●	Make certain changes to the maximum leverage ratio financial covenant, as follows:

Period Ended	Maximum Leverage Ratio

September 30, 2015	3.50	:	1.00
December 31, 2015	4.00	:	1.00
March 31, 2016	4.25	:	1.00
June 30, 2016	4.50	:	1.00
September 30, 2016	4.50	:	1.00
December 31, 2016	4.50	:	1.00
March 31, 2017	4.25	:	1.00
June 30, 2017	4.25	:	1.00
September 30, 2017	4.00	:	1.00
December 31, 2017	4.00	:	1.00
March 31, 2018	3.75	:	1.00
June 30, 2018	3.75	:	1.00
September 30, 2018 & thereafter	3.50	:	1.00

●	Make certain changes to the application of prepayments and amortization schedules to reflect the new term loan facility and the prepayment of the U.S. term loans; and

●	Make other technical changes and amendments to the Credit Facility.

The following table summarizes the borrowings available under the Amended Credit Facility compared to the Credit Facility (in thousands):

	Credit Facility	Amended Credit Facility
Term loans:
U.S. term loan	$775,000	$50,000
Canadian term loan	--	325,000
Total term loans outstanding	$775,000	$375,000

Availability under revolving credit facilities:
U.S. revolving credit facility	$450,000	$50,000
Canadian revolving credit facility	100,000	100,000
New Canadian revolving credit facility	--	125,000
Australian revolving credit facility	100,000	100,000
Total availability under revolving credit facilities	$650,000	$375,000

U.S. dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to LIBOR plus a margin of 2.00% to 4.00%, or a base rate plus 1.00% to 3.00%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Facility). Canadian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to CDOR plus a margin of 2.00% to 4.00%, or a base rate plus a margin of 1.00% to 3.00%, in each case based on a ratio of our consolidated total leverage to EBITDA (as defined in the Amended Credit Facility). Australian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to BBSY plus a margin of 2.00% to 4.00%, based on a ratio of our consolidated total leverage to EBITDA (as defined in the Amended Credit Facility).

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0 (as of June 30, 2015). As noted above, the permitted level of the maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of June 30, 2015.

We paid certain customary fees with respect to the Amended Credit Facility. We have 15 lenders in our Amended Credit Facility with commitments ranging from $1.6 million to $143.2 million.

The following table summarizes our consolidated borrowings outstanding as of July 27, 2015, June 30, 2015 and December 31, 2014 (in thousands):

	July 27, 2015	June 30, 2015	December 31, 2014
Term loans:
U.S. term loan	$50,000	$775,000	$775,000
Canadian term loan	323,402	--	--
Total term loans outstanding	$373,402	$775,000	$775,000

Revolving credit facilities:
U.S. revolving credit facility	$--	$--	$--
Canadian revolving credit facility	--	--	--
New Canadian revolving credit facility	99,508	--	--
Australian revolving credit facility	24,722	--	--
Total borrowings under revolving credit facilities	$124,230	$--	$--

Total borrowings outstanding	$497,632	$775,000	$775,000

Also in July 2015, total debt was reduced by approximately $275 million.

Dividends. We paid quarterly dividends in the amount of $0.13 per share during the third and fourth quarters of 2014. In late December 2014, our board of directors, upon the unanimous recommendation of the finance and investment committee of the board, unanimously suspended our quarterly dividend in order to maintain our financial flexibility and best position our company for long-term success. The declaration and amount of all dividends will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. In addition, our ability to pay dividends is limited by covenants in our Amended Credit Facility. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes in the United States if we are required to repatriate foreign earnings to pay such dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” contained in the Information Statement included in our 2014 Annual Report on Form 10-K. As of June 30, 2015, there were no material changes to this disclosure regarding our contractual obligations made in the Annual Report on Form 10-K.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2015, we had floating-rate obligations totaling $775.0 million outstanding under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increase by 1%, our consolidated interest expense would increase by a total of approximately $7.75 million annually based on our floating-rate debt obligations as of June 30, 2015.

As of July 27, 2015, we had floating-rate obligations totaling $497.6 million outstanding under our credit facilities. If floating interest rates increase by 1%, our consolidated interest expense would increase by a total of approximately $5.0 million annually based on our floating-rate debt obligations as of July 27, 2015.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$1.0 billion and A$763 million, respectively, at June 30, 2015. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the United States dollar as of June 30, 2015 would result in translation adjustments of approximately $101 million and $76 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

For additional information about our risk factors, please read the section entitled “Risk Factors” in our proxy statement / prospectus dated April 7, 2015 for the 2015 annual meeting of stockholders and in Item 1A of our 2014 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
April 1, 2015 – April 30, 2015	--		--		--	--
May 1, 2015 – May 31, 2015	6,988	(1)	$4.00	(2)	--	--
June 1, 2015 – June 30, 2015	--		--		--	--
Total	6,988		$4.00		--	--

(1)

Consists of shares surrendered to us by participants in our 20[14] Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)	The price paid per share was based on the closing price of our common stock on May 30, 2015 which represents the dates the restrictions lapsed on such shares.

(3)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

ITEM 6. Exhibits

(a)     INDEX OF EXHIBITS

Exhibit No.		Description

2.1	—

Agreement and Plan of Merger, dated as of April 6, 2015, among Civeo Corporation, Civeo Canadian Holdings ULC and Civeo US Merger Co (incorporated by reference to Annex A of Civeo Corporation’s definitive proxy statement/prospectus on Schedule 14A filed with the SEC on April 8, 2015).

10.1	—

Executive Agreement between Civeo Corporation and Frank C. Steininger, dated May 4, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on May 7, 2015).

10.2	—

First Amendment to Syndicated Facility Agreement, dated as of May 13, 2015, by and among Civeo Corporation, Civeo Canadian Holdings ULC, Civeo Canada Inc., Civeo Premium Camp Services Ltd., and Civeo PTY Limited as Borrowers, the Lenders named therein, Royal Bank of Canada, as Administrative Agent, U.S. Collateral Agent, Canadian Administrative Agent, Canadian Collateral Agent and an Issuing Bank and RBC Europe Limited, as Australian Administrative Agent, Australian Collateral Agent and an Issuing Bank (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on May 19, 2015).

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

CIVEO CORPORATION

Date:	July 31, 2015	By	/s/ Frank C. Steininger
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

10.1	—

Executive Agreement between Civeo Corporation and Frank C. Steininger, dated May 4, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on May 7, 2015).

10.2	—

First Amendment to Syndicated Facility Agreement, dated as of May 13, 2015, by and among Civeo Corporation, Civeo Canadian Holdings ULC, Civeo Canada Inc., Civeo Premium Camp Services Ltd., and Civeo PTY Limited as Borrowers, the Lenders named therein, Royal Bank of Canada, as Administrative Agent, U.S. Collateral Agent, Canadian Administrative Agent, Canadian Collateral Agent and an Issuing Bank and RBC Europe Limited, as Australian Administrative Agent, Australian Collateral Agent and an Issuing Bank (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on May 19, 2015).

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

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