Form 10-Q
period 2015-09-30
Civeo Corp
filed 2015-11-03
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The Registrant had 107,465,397 common shares outstanding as of October 26, 2015.

CIVEO CORPORATION

INDEX

		Page No.
	Part I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Financial Statements
	Unaudited Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2015 and 2014	3
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Month Periods Ended September 30, 2015 and 2014	4
	Consolidated Balance Sheets – September 30, 2015 (unaudited) and December 31, 2014	5
	Unaudited Consolidated Statements of Changes in Shareholders’ Equity / Net Investment for the Nine Months Ended September 30, 2015 and 2014	6
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	7
	Notes to Unaudited Consolidated Financial Statements	8 – 20

Cautionary Statement Regarding Forward-Looking Statements		21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39-40

Item 4.	Controls and Procedures	40

	Part II -- OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 6.	Exhibits	42

	(a) Index of Exhibits	42-43

Signature Page		44

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Revenues:
Service and other	$101,258	$233,314	$398,241	$696,154
Product	5,286	9,951	22,437	27,043
	106,544	243,265	420,678	723,197
Costs and expenses:
Service and other costs	63,732	126,998	240,581	389,486
Product costs	6,019	10,103	21,505	24,430
Selling, general and administrative expenses	16,691	13,216	51,796	51,069
Spin-off and formation costs	--	1,028	--	3,497
Depreciation and amortization expense	36,172	45,758	121,159	127,770
Impairment expense	110,715	--	122,926	11,610
Other operating expense (income)	(3,945)	165	(5,188)	252
	229,384	197,268	552,779	608,114
Operating income (loss)	(122,840)	45,997	(132,101)	115,083

Interest expense to affiliates	--	--	--	(6,980)
Interest expense to third-parties, net of capitalized interest	(6,022)	(5,335)	(17,879)	(8,445)
Loss on extinguishment of debt	(1,474)	--	(1,474)	(3,455)
Interest income	160	1,048	1,969	2,841
Other income	261	64	1,825	1,011
Income (loss) before income taxes	(129,915)	41,774	(147,660)	100,055
Income tax benefit (provision)	22,745	(9,011)	27,451	(16,411)
Net income (loss)	(107,170)	32,763	(120,209)	83,644
Less: Net income attributable to noncontrolling interest	515	360	953	1,053
Net income (loss) attributable to Civeo Corporation	$(107,685)	$32,403	$(121,162)	$82,591

Per Share Data (see Note 6)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$(1.01)	$0.30	$(1.14)	$0.77

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$(1.01)	$0.30	$(1.14)	$0.77

Weighted average number of common shares outstanding:
Basic	106,661	106,311	106,583	106,300
Diluted	106,661	106,495	106,583	106,474

Dividends per common share	$--	$0.13	$--	$0.13

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014

Net income (loss)	$(107,170)	$32,763	$(120,209)	$83,644

Other comprehensive loss:
Foreign currency translation adjustment, net of taxes of zero, zero, $1.9 million and zero, respectively	(79,262)	(112,956)	(171,985)	(58,816)
Total other comprehensive loss	(79,262)	(112,956)	(171,985)	(58,816)

Comprehensive income (loss)	(186,432)	(80,193)	(292,194)	24,828
Comprehensive income attributable to noncontrolling interest	(117)	(259)	(429)	(950)
Comprehensive income (loss) attributable to Civeo Corporation	$(186,549)	$(80,452)	$(292,623)	$23,878

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$12,635	$263,314
Accounts receivable, net	63,681	160,253
Inventories	5,607	13,228
Prepaid expenses	20,404	20,670
Other current assets	7,200	6,491
Assets held for sale	8,923	--
Total current assets	118,450	463,956

Property, plant and equipment, net	950,642	1,248,430
Goodwill, net	--	45,260
Other intangible assets, net	35,756	50,882
Other noncurrent assets	12,953	20,633
Total assets	$1,117,801	$1,829,161

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$30,553	$36,277
Accrued liabilities	17,042	22,512
Income taxes	4	61
Current portion of long-term debt	18,205	19,375
Deferred revenue	9,872	18,539
Other current liabilities	8,243	21,677
Total current liabilities	83,919	118,441

Long-term debt, less current maturities	397,879	755,625
Deferred income taxes	32,572	55,500
Other noncurrent liabilities	33,830	39,486
Total liabilities	548,200	969,052

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common shares (no par value; 550,000,000 shares authorized, 107,465,397 shares issued and outstanding at September 30, 2015)	--	--
Common stock ($0.01 par value; 550,000,000 shares authorized, 106,721,483 shares issued and outstanding at December 31, 2014)	--	1,067
Additional paid-in capital	1,304,928	1,300,042
Accumulated deficit	(365,779)	(244,617)
Accumulated other comprehensive loss	(369,952)	(198,491)
Total Civeo Corporation shareholders’ equity	569,197	858,001
Noncontrolling interest	404	2,108
Total shareholders’ equity	569,601	860,109
Total liabilities and shareholders’ equity	$1,117,801	$1,829,161

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY / NET INVESTMENT

(In Thousands)

		Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Oil States Net Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity / Net Investment

Balance, December 31, 2013	$--	$--	$--	$--	$1,651,013	$(59,979)	$1,711	$1,592,745
Net income			40,910		41,681		1,053	83,644
Currency translation adjustment						(58,713)	(103)	(58,816)
Dividends paid			(13,893)				(477)	(14,370)
Net transfers from Oil States International, Inc.					369,219			369,219
Distribution to Oil States International, Inc.					(750,000)			(750,000)
Reclassification of Oil States International, Inc. Net Investment to Additional Paid-in Capital		1,311,913			(1,311,913)			--
Issuance of common stock at the Spin-Off	1,066	(1,066)						--
Stock-based compensation	1	1,976						1,977
Balance, September 30, 2014	$1,067	$1,312,823	$27,017	$--	$--	$(118,692)	$2,184	$1,224,399

Balance, December 31, 2014	$1,067	$1,300,042	$(244,617)	$--	$--	$(198,491)	$2,108	$860,109
Net income (loss)			(121,162)				953	(120,209)
Currency translation adjustment						(171,461)	(524)	(171,985)
Dividends paid							(2,133)	(2,133)
Redomicile Transaction	(1,075)	929		146				--
Stock-based compensation	8	3,957		(146)				3,819
Balance, September 30, 2015	$--	$1,304,928	$(365,779)	$--	$--	$(369,952)	$404	$569,601

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(120,209)	$83,644
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	121,159	127,770
Impairment charges	122,926	11,610
Inventory write-down	1,015	--
Loss on extinguishment of debt	1,474	3,455
Deferred income tax benefit	(34,200)	(1,989)
Non-cash compensation charge	3,467	5,892
Gains on disposals of assets	(800)	(776)
Provision for loss on receivables	1,081	(1,196)
Other, net	1,032	2,687
Changes in operating assets and liabilities:
Accounts receivable	79,763	(32,119)
Inventories	5,556	13,897
Accounts payable and accrued liabilities	(5,094)	10,957
Taxes payable	1,652	(17,340)
Other current assets and liabilities, net	(3,889)	1,773
Net cash flows provided by operating activities	174,933	208,265

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(43,701)	(208,297)
Proceeds from disposition of property, plant and equipment	2,255	1,607
Net cash flows used in investing activities	(41,446)	(206,690)

Cash flows from financing activities:
Proceeds from issuance of common shares	500	--
Term loan borrowings	325,000	775,000
Term loan repayments	(725,000)	--
Revolver borrowings	244,480	--
Revolver repayments	(187,772)	--
Debt issuance costs	(4,555)	(9,460)
Dividends paid	--	(13,893)
Distributions to Oil States	--	(750,000)
Contributions from Oil States	--	28,257
Net cash flows provided by (used in) financing activities	(347,347)	29,904
Effect of exchange rate changes on cash	(36,819)	(13,793)
Net change in cash and cash equivalents	(250,679)	17,686
Cash and cash equivalents, beginning of period	263,314	224,128
Cash and cash equivalents, end of period	$12,635	$241,814

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

On July 17, 2015, we completed our change in place of incorporation, pursuant to which Civeo Corporation, a British Columbia, Canada limited company formerly named Civeo Canadian Holdings ULC (Civeo Canada), became the publicly traded parent company of the Civeo group of companies (the Redomicile Transaction). The Redomicile Transaction was effected pursuant to a previously announced Agreement and Plan of Merger, dated as of April 6, 2015, between Civeo US, Civeo US Merger Co, a Delaware corporation and wholly owned subsidiary of Civeo Canada (US Merger Co), and Civeo Canada. At the effective time of the merger, (i) US Merger Co was merged with Civeo US, with Civeo US surviving the merger as a wholly owned subsidiary of Civeo Canada, and (ii) each issued share of Civeo US common stock, other than those shares of Civeo US common stock held by Civeo US in treasury, was effectively transferred to Civeo Canada and converted into one common share, no par value, of Civeo Canada. An aggregate of approximately 107.5 million Civeo Canada common shares were issued at the effective time as merger consideration. The Civeo Canada common shares are listed on the NYSE under the symbol “CVEO”, the same symbol under which the Civeo US common stock traded prior to the effective time.

The Redomicile Transaction qualified as a “self-directed redomiciling” of the Company as permitted under the U.S. Internal Revenue Code. U.S. federal income tax laws permit a company to change its domicile to a foreign jurisdiction without corporate-level U.S. federal income taxes provided that such company has “substantial business activity” in the relevant jurisdiction. “Substantial business activity” is defined as foreign operations consisting of over 25% of the company’s total (i) revenues, (ii) assets, (iii) employees and (iv) employee compensation. With approximately 50% or more of our operations in Canada based on these metrics, we qualified for a self-directed redomiciling.

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

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

All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2014 consist entirely of the consolidated results of Civeo. Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity / net investment for the nine months ended September 30, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the four months ended September30,2014.

●

Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity / net investment for the three and nine months ended September 30, 2015 consist entirely of the consolidated results of Civeo.

●	Our consolidated balance sheets at September 30, 2015 and December 31, 2014 consist of the consolidated balances of Civeo.

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

In April 2015, the FASB issued Accounting Standards Update (ASU) 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03).  ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability.  The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation.  Early adoption is permitted.  We plan to adopt the standard in the first quarter of 2016.  As of September 30, 2015, we had debt issuance costs totaling $9.9 million, which are included in Prepaid expenses and other current assets ($2.6 million) and Other non-current assets ($7.3 million) on the accompanying unaudited consolidated balance sheets. A portion of these costs relate to revolving lines of credit, and will accordingly continue to be included in Prepaid expenses and other current assets or Other non-current assets.

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, "Revenue from Contracts with Customers" (ASC 606).  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  The standard is effective for annual reporting periods beginning after December 15, 2017.  Accordingly, we plan to adopt this standard in the first quarter of 2018.  ASC 606 allows either full retrospective or modified retrospective transition, and early adoption is not permitted.  We continue to evaluate both the impact of this new standard on our financial statements and the transition method we will utilize for adoption.

3.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments, other than our long-term debt to affiliates, on the accompanying consolidated balance sheets approximate their fair values.

As of September 30, 2015 and December 31, 2014, we believe the carrying value of our floating-rate debt outstanding under our term loans approximates its fair value because the term includes short-term interest rates and excludes penalties for prepayment. We estimated the fair value of our floating-rate term loan using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for this loan.

As a result of the sustained reduction of our share price throughout 2015, our market capitalization implies an enterprise value which is significantly less than the sum of the estimated fair values of our reporting units.  As a result of our market capitalization at September 30, 2015, coupled with (1) the continued depression of worldwide oil prices, including the substantial declines experienced in the third quarter of 2015, and (2) continued weakness in the Canadian dollar and Australian dollar in the third quarter 2015, we determined that an indicator of a goodwill impairment was present.  Our estimate of implied fair value (IFV) requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the reporting units’ operations in the future, and are therefore uncertain. Accordingly, as a result of current macroeconomic conditions, we performed a goodwill impairment test as of September 30, 2015, and we reduced the value of our goodwill in our Canadian reporting unit to zero.  This resulted in an impairment charge in the third quarter 2015 which totaled $43.2 million.

During 2015, certain long-lived assets were written down to their fair value. As a result, we recorded impairment expense of $65.0 million and $77.2 million for the three and nine months ended September 30, 2015, respectively. In addition, certain indefinite-lived intangible assets were written down to their fair value, resulting in an impairment charge of $2.5 million for the three and nine months ended September 30, 2015. Our estimate of their fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future, and are therefore uncertain. For further information, please see Note 4 – Details of Selected Balance Sheet Accounts to the Unaudited Consolidated Financial Statements.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2015 and December 31, 2014 is presented below (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable, net:
Trade	$44,923	$124,198
Unbilled revenue	18,752	38,487
Other	1,052	1,611
Total accounts receivable	64,727	164,296
Allowance for doubtful accounts	(1,046)	(4,043)
Total accounts receivable, net	$63,681	$160,253

	September 30, 2015	December 31, 2014
Inventories:
Finished goods and purchased products	$2,054	$2,814
Work in process	209	4,790
Raw materials	3,344	5,624
Total inventories	$5,607	$13,228

	Estimated Useful Life (in years)			September 30, 2015	December 31, 2014
Property, plant and equipment, net:
Land				$48,174	$55,365
Accommodations assets	3	-	15	1,485,487	1,687,033
Buildings and leasehold improvements	3	-	20	29,357	40,256
Machinery and equipment	4	-	15	9,552	12,117
Office furniture and equipment	3	-	7	28,844	32,181
Vehicles	3	-	5	16,396	19,128
Construction in progress				77,662	70,603
Total property, plant and equipment				1,695,472	1,916,683
Accumulated depreciation				(744,830)	(668,253)
Total property, plant and equipment, net				$950,642	$1,248,430

During the third quarter of 2015, as a result of the sustained reduction of our share price throughout 2015, we reviewed the long-lived assets in our U.S. and Australia reportable segments to determine if an indicator of impairment had occurred that would indicate that the carrying values of the asset groups in these segments might not be recoverable. We determined that certain asset groups within the segments had experienced an indicator of impairment, and thus compared the carrying value of the respective asset group to estimates of undiscounted future cash flows. Based on the assessment, the carrying values of three of our assets groups were determined to not be recoverable, and we proceeded to compare the fair value of the asset groups to their carrying value. As a result, we recorded an impairment loss of $20.5 million related to our U.S. segment. Of the $20.5 million impairment, $18.0 million reduced the value of our fixed assets and $2.5 million reduced the value of our amortizable intangible assets. In addition, we recorded an impairment loss of $24.0 million related to our Australian segment that reduced the value of our fixed assets.

Furthermore, as a result of the goodwill impairment in our Canadian segment, we determined all asset groups within this segment had experienced a trigger that indicated that the carrying values might not be recoverable. Accordingly, we compared the carrying value of each asset group to estimates of undiscounted cash flows. Based on the assessment, carrying values of certain assets groups were determined to be unrecoverable, and we proceeded to compare the fair value of those assets groups to their respective carrying values. As a result, we recorded an impairment loss of $11.1 million related to our Canadian segment.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Additionally, during the third quarter of 2015, we identified assets in our Canadian segment that should have been impaired in the fourth quarter of 2014. We determined that the error was not material to our financial statements for the year ended December 31, 2014 and therefore corrected the error in the third quarter of 2015. This resulted in an additional impairment expense of $11.9 million during the three and nine months ended September 30, 2015.

During the second quarter of 2015, we recorded an impairment expense of $9.5 million, resulting from the impairment of fixed assets in a village located in Western Australia, due to the continued downturn in gold mining activity and lack of contract renewals. We assessed the carrying value of the asset group to determine if it continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying value was determined to not be recoverable.

	September 30, 2015	December 31, 2014
Accrued liabilities:
Accrued compensation	$13,235	$15,273
Accrued taxes, other than income taxes	1,075	1,567
Accrued interest	11	60
Other	2,721	5,612
Total accrued liabilities	$17,042	$22,512

5.	ASSETS HELD FOR SALE

During the first quarter of 2015, we made the decision to dispose of our manufacturing facility in Johnstown, Colorado. Accordingly, the facility met the criteria of held for sale, and its carrying value was adjusted downward to $8.7 million, which represents its estimated fair value less the cost to sell. We recorded a pre-tax impairment expense of $2.7 million and an additional $1.1 million to write-down our inventory as a result. Additionally, we have discontinued depreciation of the facility. Depreciation expense related to the facility totaled approximately zero and $0.2 million during the three months ended September 30, 2015 and 2014, respectively, and approximately $0.2 million and $0.6 million during the nine months ended September 30, 2015 and 2014, respectively. The facility was part of our U.S. reportable business segment.

The following table summarizes the carrying amount as of September 30, 2015 of the major classes of assets we classify as held for sale (in thousands):

September 30,
2015
Assets held for sale:
Property, plant and equipment, net	$8,146
Intangible assets, net	777
Total assets held for sale	$8,923

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

6.	EARNINGS PER SHARE

On May 30, 2014, 106,538,044 shares of our common stock were distributed to Oil States stockholders in connection with the Spin-Off. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed these shares to be outstanding as of the beginning of each period prior to the Spin-Off presented in the calculation of weighted-average shares. In addition, we have assumed the dilutive securities outstanding at May 30, 2014 were also outstanding for each of the periods prior to the Spin-Off presented. Our calculation of diluted earnings per share excludes all shares issuable pursuant to outstanding stock options for the three and nine months ended September 30, 2015, due to their antidilutive effect.

The calculation of earnings per share attributable to the Company is presented below for the periods indicated (in thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Basic Earnings per Share
Net income (loss) attributable to Civeo	$(107,685)	$32,403	$(121,162)	$82,591
Less: undistributed net income (loss) to participating securities	--	(173)	--	(385)
Net income (loss) attributable to Civeo	$(107,685)	$32,230	$(121,162)	$82,206
Weighted average common shares outstanding - basic	106,661	106,311	106,583	106,300
Basic earnings (loss) per share	$(1.01)	$0.30	$(1.14)	$0.77

Diluted Earnings per Share
Net income (loss) attributable to Civeo’s common shareholders	$(107,685)	$32,230	$(121,162)	$82,206

Weighted average common shares outstanding - basic	106,661	106,311	106,583	106,300
Effect of dilutive securities	--	184	--	174
Weighted average common shares outstanding - diluted	106,661	106,495	106,583	106,474

Diluted earnings (loss) per share	$(1.01)	$0.30	$(1.14)	$0.77

7.	DEBT

As of September 30, 2015 and December 31, 2014, long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
U.S. term loan, which matures on May 28, 2019; 1.25% of aggregate principal repayable per quarter beginning December 31, 2015; weighted average interest rate of 2.6% for the nine month period ended September 30, 2015	$50,000	$775,000

Canadian term loan, which matures on May 28, 2019; 1.25% of aggregate principal repayable per quarter beginning December 31, 2015; weighted average interest rate of 3.6% for the nine month period ended September 30, 2015	314,104	--

U.S. revolving credit facility, which matures on May 28, 2019, with available commitments up to $50.0 million; no borrowings outstanding as of September 30, 2015	--	--

Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $125.0 million; weighted average interest rate of 3.8% for the nine month period ended September 30, 2015	46,289	--

Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; weighted average interest rate of 4.5% for the nine month period ended September 30, 2015	2,987	--

Australian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; weighted average interest rate of 4.9% for the nine month period ended September 30, 2015ng the nine month period ended September 30, 2015	2,704	--
Total debt	416,084	775,000
Less: Current portion of long-term debt	18,205	19,375
Long-term debt, less current maturities	$397,879	$755,625

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Interest expense on the consolidated statements of operations is net of capitalized interest of $0.5 million and $0.8 million for the three month periods ended September 30, 2015 and 2014, respectively. Interest expense on the consolidated statements of operations is net of capitalized interest of $1.2 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

 As a result of the amendment, we recognized a loss during the third quarter 2015 of approximately $1.5 million related to unamortized debt issuance costs, which is included in Loss on extinguishment of debt on the accompanying unaudited consolidated statements of income.

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

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0 (as of September 30, 2015). As noted above, the permitted level of the maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of September 30, 2015.

We paid certain customary fees with respect to the Amended Credit Facility. We have 15 lenders in our Amended Credit Facility with commitments ranging from $1.6 million to $143.2 million.

8.	INCOME TAXES

We operate primarily in three jurisdictions, the U.S., Canada and Australia, where statutory tax rates range from 25% to 35%. Our effective tax rate will vary period to period based on changes in earnings mix between these different jurisdictions. We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. As the U.S. is now a loss jurisdiction for tax accounting purposes, the U.S. has been removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Income taxes for significant unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.

Our income tax benefit for the nine months ended September 30, 2015 totaled $27.5 million, or 18.6% of pretax loss, compared to income tax expense of $16.4 million, or 16.4% of pretax income, for the nine months ended September 30, 2014. Our income tax benefit included the following non-U.S. items for the nine months ended September 30, 2015 which resulted in a net reduction to our effective tax rate: (1) an income tax expense of approximately $10 million related to unrecognized tax benefits; (2) an income tax expense of approximately $12 million resulting from the impairment of goodwill not deductible for tax purposes; and (3) an income tax expense of approximately $2.7 million related to an increase in statutory tax rates in Alberta, Canada included in our 2015 tax benefit.

Finally, during the third quarter of 2015, management determined that, based on evidence available as of September 30, 2015, it was not more likely than not that the U.S. net operating loss would be realized.  This evidence is largely comprised of the reversal of the U.S. jurisdiction from a net deferred tax liability as of December 31, 2014 to a net deferred tax asset as of September 30, 2015.   Deferred tax assets generated in 2015 were realized to the extent of the net deferred tax liabilities as of December 31, 2014, resulting in a tax benefit of approximately $20 million. A valuation allowance has been recorded discretely in the third quarter on the remaining deferred tax assets generated in 2015, with the result of no further tax benefit from the U.S. pretax losses.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Our income tax benefit for the three months ended September 30, 2015 totaled $22.7 million, or 17.5% of pretax loss, compared to an expense of $9.0 million, or 21.6% of pretax income, for the three months ended September 30, 2014. The net reduction in our September 30, 2015 three month rate was largely driven by the reasons identified above for the nine month period.

It is reasonably possible in the next twelve months that the resolution of examinations by taxing authorities may result in a change in liabilities for uncertain tax positions accrued ranging from an approximately decrease of $8 million to an increase of $2 million as of September 30, 2015.

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

Our accumulated other comprehensive loss increased $171.4 million from $198.5 million at December 31, 2014 to $369.9 million at September 30, 2015, as a result of foreign currency exchange rate differences. Changes in the other comprehensive loss during the first nine months of 2015 were primarily driven by the Canadian and Australian dollars decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.2 billion and A$0.5 billion, respectively, at September 30, 2015.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

11.	STOCK BASED COMPENSATION

Prior to the Spin-Off, certain employees of Civeo participated in Oil States’ Equity Participation Plan (the Oil States Plan). The expense associated with these employees is reflected in the accompanying consolidated statements of operations. Effective May 30, 2014, our employees and non-employee directors began participating in the 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes the Board of Directors to grant options, awards of restricted shares, performance awards, dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 4.0 million Civeo common shares may be awarded under the Civeo Plan.

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

Outstanding Awards

Stock Options. Compensation expense associated with stock options recognized in the three month periods ended September 30, 2015 and 2014 totaled $0.1 million and $0.2 million, respectively. Compensation expense associated with stock options recognized in the nine month periods ended September 30, 2015 and 2014 totaled $0.2 million and $0.5 million, respectively. At September 30, 2015, unrecognized compensation cost related to stock options was $0.3 million, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock / Deferred Stock Awards. On February 11, 2015, we granted 1,006,528 restricted stock and deferred stock awards under the Civeo Plan, which vest in four equal annual installments beginning on February 11, 2016.

Compensation expense associated with restricted stock awards and deferred stock awards recognized in the three month periods ended September 30, 2015 and 2014 totaled $1.1 million and $1.1 million, respectively. Compensation expense associated with restricted stock awards and deferred stock awards recognized in the nine month periods ended September 30, 2015 and 2014 totaled $3.2 million and $2.9 million, respectively. The total fair value of restricted stock awards and deferred stock awards that vested during the three months ended September 30, 2015 and 2014 was de minimis. The total fair value of restricted stock awards and deferred stock awards that vested during the nine months ended September 30, 2015 and 2014 was $0.9 million and $2.5 million.

At September 30, 2015, unrecognized compensation cost related to restricted stock awards and deferred stock awards was $8.1 million, which is expected to be recognized over a weighted average period of 2.6 years.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

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

Because of the decline in our stock price from June 30, 2014 to September 30, 2014, and June 30, 2015 to September 30, 2015, and because we remeasure these awards at each reporting date, we recognized income associated with phantom shares during the three month periods ended September 30, 2015 and 2014 totaling $0.0 million and $0.3 million, respectively. During the nine month periods ended September 30, 2015 and 2014, we recognized compensation expense associated with phantom shares totaling $0.8 million and $5.1 million, respectively. At September 30, 2015, unrecognized compensation cost related to phantom shares was $2.3 million, as remeasured at September 30, 2015, which is expected to be recognized over a weighted average period of 2.7 years.

12.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canadian, Australian and U.S., which represent our strategic focus on workforce accommodations.

Financial information by business segment for each of the three and nine months ended September 30, 2015 and 2014 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2015
Canada	$71,500	$--	$71,500	$20,573	$(70,909)	$13,390	$616,675
Australia	29,177	--	29,177	12,166	(25,995)	3,135	416,033
United States	5,867	--	5,867	3,296	(24,916)	918	84,111
Corporate, stand-alone adjustments and eliminations	--	--	--	137	(1,020)	2,156	982
Total	$106,544	$--	$106,544	$36,172	$(122,840)	$19,599	$1,117,801

Three months ended September 30, 2014
Canada	$174,111	$--	$174,111	$24,210	$43,277	$55,563	$1,056,435
Australia	54,000	--	54,000	16,451	10,520	7,052	900,423
United States	24,896	(9,742)	15,154	5,107	(1,236)	3,979	195,725
Corporate, stand-alone adjustments and eliminations	(9,742)	9,742	--	(10)	(6,564)	36	35,536
Total	$243,265	$--	$243,265	$45,758	$45,997	$66,630	$2,188,119

Nine months ended September 30, 2015
Canada	$278,472	$--	$278,472	$70,548	$(62,609)	$28,956	$616,675
Australia	109,304	--	109,304	39,878	(24,150)	8,270	416,033
United States	35,298	(2,396)	32,902	10,370	(33,611)	2,164	84,111
Corporate, stand-alone adjustments and eliminations	(2,396)	2,396	--	363	(11,731)	4,311	982
Total	$420,678	$--	$420,678	$121,159	$(132,101)	$43,701	$1,117,801

Nine months ended September 30, 2014
Canada	$511,219	$(305)	$510,914	$65,551	$110,743	$187,397	$1,056,435
Australia	163,847	--	163,847	47,537	26,158	14,632	900,423
United States	97,581	(49,145)	48,436	14,756	(6,664)	9,661	195,725
Corporate, stand-alone adjustments and eliminations	(49,450)	49,450	--	(74)	(15,154)	(3,393)	35,536
Total	$723,197	$--	$723,197	$127,770	$115,083	$208,297	$2,188,119

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

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

Parent Company Services Provided and Corporate Allocations

Prior to the Spin-Off, Oil States provided services to and funded certain expenditures of Civeo. The most significant of these services and expenditures were: (1) funding expenditures to settle domestic accounts payable; (2) funding and processing of domestic payroll; (3) share-based compensation; and (4) certain transaction-related expenditures. The consolidated financial statements of Civeo reflect these expenditures. During the three months ended September 30, 2014, no expenditures for services received from Oil States or funding for expenditures provided by Oil States were included in the consolidated financial statements. During the nine months ended September 30, 2014, $41.7 million of expenditures for services received from Oil States or funding for expenditures provided by Oil States were included in the consolidated financial statements.

Prior to the Spin-Off, the consolidated statements of operations also include general corporate expense allocations, which include costs incurred by Oil States for certain corporate functions such as executive management, finance, information technology, tax, internal audit, risk management, legal, human resources and treasury. During the three months ended September 30, 2014, we were not allocated any amounts in respect of these corporate expenses which would have been included within selling, general and administrative expenses in the consolidated statements of operations. During the nine months ended September 30, 2014, we were allocated $2.8 million in respect of these corporate expenses which are included within selling, general and administrative expenses in the consolidated statements of operations.

Oil States Net Investment

Net transfers to Oil States are included within Oil States net investment on the consolidated balance sheets. The components of the change in Oil States net investment for the nine months ended September 30, 2014 are as follows (in thousands):

2014
Cash transfers and general financing activities	$(13,255)
Services received or funding for expenditures	41,725
Corporate allocations, including income tax provision (1)	3,950
Net increase in Oil States net investment	$32,420

(1)

Corporate allocations includes the general corporate expense allocations of $2.8 million for the nine months ended September 30, 2014, the impact of the income tax provision, the allocation of corporate insurance premiums, and the attribution of certain assets and liabilities that have historically been held at the Oil States corporate level, but which are specifically identifiable or otherwise allocable to us. The attributed assets and liabilities are included in Civeo’s combined balance sheets.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including "may," "expect," "anticipate," "estimate," "continue," "believe," or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Forward-Looking Statements,” and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2014, the definitive proxy statement/prospectus with respect to the migration filed with the Securities and Exchange Commission (“SEC”) on April 8, 2015, Item 1A of Part II of this quarterly report on Form 10-Q and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

In addition, in certain places in this quarterly report, we refer to reports published by third parties that purport to describe trends or developments in the energy industry. We do so for the convenience of our shareholders and in an effort to provide information available in the market that will assist our investors in a better understanding of the market environment in which we operate. However, we specifically disclaim any responsibility for the accuracy and completeness of such information and undertake no obligation to update such information.

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

In connection with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million, which was subsequently amended in connection with the Redomicile Transaction.

Redomiciling to Canada

On July 17, 2015, we completed our change in place of incorporation, pursuant to which Civeo Corporation, a British Columbia, Canada limited company formerly named Civeo Canadian Holdings ULC (Civeo Canada), became the publicly traded parent company of the Civeo group of companies (the Redomicile Transaction). The Redomicile Transaction was effected pursuant to a previously announced Agreement and Plan of Merger, dated as of April 6, 2015, between Civeo US, Civeo US Merger Co, a Delaware corporation and wholly owned subsidiary of Civeo Canada (US Merger Co), and Civeo Canada. At the effective time of the merger, (i) US Merger Co was merged with Civeo US, with Civeo US surviving the merger as a wholly owned subsidiary of Civeo Canada, and (ii) each issued share of Civeo US common stock, other than those shares of Civeo US common stock held by Civeo US in treasury, was effectively transferred to Civeo Canada and converted into one common share, no par value, of Civeo Canada.  An aggregate of approximately 107.5 million Civeo Canada common shares were issued at the effective time as merger consideration. The Civeo Canada common shares are listed on the NYSE under the symbol “CVEO”, the same symbol under which the Civeo US common stock traded prior to the effective time.

The Redomicile Transaction qualified as a “self-directed redomiciling” of the Company as permitted under the U.S. Internal Revenue Code. U.S. federal income tax laws permit a company to change its domicile to a foreign jurisdiction without corporate-level U.S. federal income taxes provided that such company has “substantial business activity” in the relevant jurisdiction. “Substantial business activity” is defined as foreign operations consisting of over 25% of the company’s total (i) revenues, (ii) assets, (iii) employees and (iv) employee compensation. With approximately 50% or more of our operations in Canada based on these metrics, we qualified for a self-directed redomiciling.

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

We incurred costs related to the Redomicile Transaction totaling $1.5 million and $5.1 million for the three and nine months ended September 30, 2015. In addition, we incurred costs related to the Amended Credit Facility totaling $5.1 million. $4.5 million has been capitalized as debt issuance costs and the remaining $0.6 million is included in interest expense. We also incurred costs related to the Redomicile Transaction totaling $2.6 million during the three months ended December 31, 2014.

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

All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2014 consist entirely of the consolidated results of Civeo. Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in stockholders’ equity / net investment for the nine months ended September 30, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the four months ended September 30, 2014.

●

Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity / net investment for the three and nine months ended September 30, 2015 consist entirely of the consolidated results of Civeo.

●	Our consolidated balance sheets at September 30, 2015 and December 31, 2014 consist of the consolidated balances of Civeo.

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

Macroeconomic Environment

We provide workforce accommodations to the natural resource industry in Canada, Australia and the United States. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase and (2) the operations or production phase. Initial demand for our services is driven by our customers’ capital spending programs related to the construction and development of oil sands and coal mines and associated infrastructure as well as the exploration for oil and natural gas. Long-term demand for our services is driven by continued development and expansion of natural resource production and operation of oil sands facilities. Industry capital spending programs are generally based on the outlook for commodity prices, economic growth and estimates of resource production. As a result, demand for our products and services is largely sensitive to expected commodity prices, principally related to crude oil, metallurgical (met) coal and natural gas.

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

In the fourth quarter 2014, global oil prices dropped to their lowest level in five years due to concerns over global oil demand, the economic growth rate in China, the overall economic health of Europe and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, has also negatively impacted pricing. With falling Brent Crude and WTI oil prices, WCS has also fallen. This trend of depressed oil prices continued throughout the first nine months of 2015. WCS prices in the third quarter of 2015 averaged $31.54 per barrel compared to $57.75 in the fourth quarter of 2014 and $48.09 in the second quarter of 2015. The WCS Differential narrowed from $16.00 per barrel at the end of the fourth quarter of 2014 to $14.05 per barrel by the end of the third quarter of 2015. As of October 26, 2015, the WTI price was $43.98 and the WCS price was $29.23 resulting in a WCS Differential of $14.75.

There remains a significant risk that prices in the oil sands could continue to deteriorate or remain at current depressed levels for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The continuation of these depressed price levels has negatively impacted exploration, development and production activity by Canadian operators and, therefore, demand for our services in 2015 and could continue to do so into 2016, and our oil sands customers could continue to delay additional investments in their oil sands assets.

In Australia, we have 9,064 total rooms in our nine villages, of which 7,392 rooms in five villages serve the Bowen Basin. Our Australian villages in the Bowen Basin primarily serve met coal mines in that region. Met coal pricing and growth in production in the Bowen Basin region is influenced by levels of global steel production. Global steel production has decreased 3.7% during the first nine months of 2015 compared to the same period in 2014. Furthermore, Chinese steel production decreased 3.0% for the first nine months of 2015, and accordingly, Chinese demand for imported steel inputs such as met coal and iron ore has continued to decrease during 2015 compared to prior periods. Because of this, coupled with the fact that Australian met coal output has increased 12% during 2014 compared to 2013, met coal prices have decreased materially from over $160 per metric tonne at the beginning of 2013 to approximately $93.00 per metric ton for the third quarter of 2015. We expect the lower third quarter 2015 contract price to continue to negatively impact occupancy at our Bowen Basin villages in the fourth quarter of 2015 and into 2016. Depressed met coal prices have led to the implementation of cost control measures by our customers, some coal mine closures and delays in the start-up of new coal mining projects in Australia. A continued depressed met coal price will impact our customers’ future capital spending programs. Long term demand for steel will be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption is a fraction of developed countries.

Natural gas and WTI crude oil prices, discussed above, have an impact on the demand for our U.S. accommodations. Prices for natural gas in the U.S. averaged $2.73 per mcf in the second and third quarter of 2015, a 29% decrease over the average price in the fourth quarter of 2014. U.S. natural gas production has continued to outpace demand recently, which has caused prices to continue to be weak relative to historical prices. These weaker prices are expected to continue. At these levels, it is uneconomic to increase development in several domestic, gas-focused basins. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
Quarter	WTI Crude	WCS Crude	Hard Coking Coal (Met Coal)	Henry Hub Natural Gas
ended	(per bbl)	(per bbl)	(per tonne)	(per mcf)
9/30/2015	$46.48	$31.54	$93.00	$2.73
6/30/2015	57.64	48.09	109.50	2.73
3/31/2015	48.49	35.03	117.00	2.81
12/31/2014	73.21	57.75	119.00	3.83
9/30/2014	97.60	78.69	120.00	3.95
6/30/2014	103.06	83.78	120.00	4.58
3/31/2014	98.68	77.76	143.00	5.18
12/31/2013	97.50	66.34	152.00	3.85
9/30/2013	105.83	83.10	145.00	3.55
6/30/2013	94.05	77.48	172.00	4.02
3/31/2013	94.33	66.86	165.00	3.49
12/31/2012	88.01	61.34	170.00	3.40

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

With the current commodity price environment and expected demand, concerns about take-away capacity out of the oil sands region and continued high costs including labor costs, the current outlook for oil sands activity has continued to deteriorate throughout 2015. Further, project delays and cancellations have continued throughout 2015. Although we are currently the primary third-party accommodations provider for the two major construction projects in the oil sands region, the Fort Hills project and the Kearl Project, outlook for additional major oil sands construction projects is limited. Oil sands operators are looking to reduce their costs and capital spending, limiting the demand for accommodations like we provide. As a result, we experienced materially lower revenues and earnings from our Canadian operations in the nine months ended September 30, 2015 and expect this trend to continue for the rest of 2015 and into 2016.

We began expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support potential LNG projects on the west coast of British Columbia. We were recently awarded a contract with LNG Canada for the provision of open lodge rooms and associated services. To support this new contract, we are developing a new accommodations facility, named Sitka Lodge, which includes private washrooms, recreational facilities and other amenities. This new lodge will initially have 436 rooms with the potential to expand to serve future accommodations demand in the region.

We expanded our Australian room capacity in 2012 and 2013 to meet increasing demand, notably in the Bowen Basin in Queensland and in the Gunnedah Basin in New South Wales to support coal production, and in Western Australia to support LNG and other energy-related projects. In early 2013, a confluence of low met coal pricing, additional carbon and mining taxes on our Australian accommodations customers and several years of cost inflation caused several of our customers to curtail or cease production from higher cost mines and delay or materially reduce their growth plans. This has negatively affected our ability to expand our room count and has led to a decrease in occupancy levels. Despite the repeal of carbon and mining taxes, continued concerns about China’s economy, which significantly influences the global demand for steel, and therefore, met coal, the outlook for met coal demand continues to be negative. As a result, our Australian business has continued to experience lower occupancy levels throughout 2015, and this trend should continue into 2016.

Additionally, if oil and coal prices remain at current levels, or continue to decline, the resulting impact has and may continue to negatively affect the value of our long-lived assets.  Impairment expense of $110.7 million was recorded in the third quarter of 2015, of which $67.5 million was associated with long-lived assets and the remaining $43.2 million was associated with goodwill.

Exchange rates between the U.S. dollar and the Canadian dollar and between the U.S. dollar and the Australian dollar influence our U.S. reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.76 for the third quarter 2015 compared to U.S. $0.92 for the third quarter 2014, a decrease of approximately 17%. The Canadian dollar was valued at an exchange rate of $0.75 on September 30, 2015 and $0.86 on December 31, 2014. The Australian dollar was valued at an average exchange rate of U.S. $0.73 for the third quarter 2015 compared to U.S. $0.92 for the third quarter 2014, a decrease of approximately 22%. The Australian dollar was valued at an exchange rate of $0.70 on September 30, 2015 and $0.82 on December 31, 2014. This weakening of the Canadian and Australian dollars has and may continue to have a proportionately negative impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business. We currently expect that our 2015 capital expenditures will total approximately $60 million to $70 million, compared to 2014 capital expenditures of $251 million. Please see “Liquidity and Capital Resources” below for further discussion of 2015 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2015, is based on a comparison with the corresponding period of 2014.

Results of Operations – Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014	Change
	($ in thousands)
Revenues
Canada	$71,500	$174,111	$(102,611)
Australia	29,177	54,000	(24,823)
United States and other	5,867	15,154	(9,287)
Total revenues	106,544	243,265	(136,721)
Costs and expenses
Cost of sales and services
Canada	49,652	102,720	(53,068)
Australia	13,987	22,704	(8,717)
United States and other	6,112	11,677	(5,565)
Total cost of sales and services	69,751	137,101	(67,350)
Selling, general and administrative expenses	16,691	13,216	3,475
Spin-off and formation costs	--	1,028	(1,028)
Depreciation and amortization expense	36,172	45,758	(9,586)
Impairment expense	110,715	--	110,715
Other operating expense (income)	(3,945)	165	(4,110)
Total costs and expenses	229,384	197,268	32,116
Operating income (loss)	(122,840)	45,997	(168,837)

Interest expense and income, net	(7,336)	(4,287)	(3,049)
Other income	261	64	197
Income (loss )before income taxes	(129,915)	41,774	(171,689)
Income tax benefit (provision)	22,745	(9,011)	31,756
Net income (loss)	(107,170)	32,763	(139,933)
Less: Net income attributable to noncontrolling interest	515	360	155
Net income (loss) attributable to Civeo	$(107,685)	$32,403	$(140,088)

We reported net loss attributable to Civeo for the quarter ended September 30, 2015 of $107.7 million, or $1.01 per diluted share. As further discussed in Impairment expense below, net loss for the 2015 period included $43.2 million of after-tax charges, or $0.40 per diluted share, resulting from the impairment of goodwill in our Canadian reporting unit. Net loss for the 2015 period also included $46.9 million of after-tax charges, or $0.44 per diluted share, resulting from the impairment of fixed assets. Net loss for the 2015 period also included $1.0 million (or $0.01 per diluted share) in after-tax loss from costs incurred in connection with the Redomicile Transaction and $1.5 million (or $0.01 per diluted share) in an after-tax loss from the write off of debt issuance costs. These results compare to net income attributable to Civeo for the quarter ended September 30, 2014 of $32.4 million, or $0.30 per diluted share.

Revenues. Consolidated revenues decreased $136.7 million, or 56%, in the third quarter of 2015 compared to the third quarter of 2014. This decline was largely driven by decreases in Canada and Australia, due to lower occupancy, as well as weakening Canadian and Australian dollars, as further described in the segment discussion below.

Cost of Sales and Services. Our consolidated cost of sales decreased $67.4 million, or 49%, in the third quarter of 2015 compared to the third quarter of 2014 primarily due to decreases in occupancy in both Canada and Australia, as well as the weakening Canadian and Australian dollars, as further described in the segment discussion below.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $3.5 million, or 26%, in the third quarter of 2015 compared to the third quarter of 2014. Increased costs associated with the Redomicile Transaction of $1.5 million were partially offset by lower employee costs due to cost containment measures, as well as the impact of the weakening Canadian and Australian dollars. In addition, SG&A expense for 2014 included the benefit associated with a $2.0 million refund of surplus medical premiums from our Canadian medical benefits provider that did not recur in 2015.

Spin-Off and Formation Costs. Spin-off and formation costs of $1.0 million relate to transition costs incurred during the third quarter of 2014 associated with becoming a stand-alone company.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $9.6 million, or 21%, in the third quarter of 2015 compared to the third quarter of 2014. Capital expenditures made during the last twelve months largely related to investments in our Canadian segment were more than offset by reduced depreciation expense resulting from impairments recorded in 2014 and 2015, as well as the impact of the weakening Canadian and Australian dollars.

Impairment Expense. Impairment expense of $110.7 million in the third quarter of 2015 consisted of the following items:

●	Goodwill impairment losses of $43.2 million in our Canadian reporting unit;

●	Pre-tax impairment losses totaling $20.5 million associated with long-lived assets in our U.S. segment;

●	Pre-tax impairment losses totaling $24.0 million associated with long-lived assets in our Australian segment; and

●

Pre-tax impairment losses totaling $23.0 million associated with long-lived assets in our Canadian segment including $11.9 million related to assets that should have been impaired in the fourth quarter of 2014. We determined that the error was not material to our financial statements for the year ended December 31, 2014 and therefore corrected the error in the third quarter of 2015.

Other Operating Expense (Income). Other operating expense (income) changed from an expense of $0.2 million in the third quarter of 2014 to income of $3.9 million in the third quarter of 2015. The 2015 income is primarily due to foreign currency gains on the remeasurement of U.S. dollar denominated cash in Canadian bank accounts, as a result of the strengthening of the U.S. dollar.

Operating Income (Loss). Consolidated operating income decreased $168.8 million, or 367%, in the third quarter of 2015 compared to the third quarter of 2014 primarily due to impairments of goodwill and long-lived assets and lower occupancy levels in Canada and Australia, as well as the weakening Canadian and Australian dollars.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, increased $3.0 million, or 71%, in the third quarter of 2015 compared to the third quarter of 2014 primarily due to the 2015 write-off of $1.5 million of debt issuance costs associated with the credit agreement that was amended in conjunction with the Redomicile Transaction as well as decreased interest income as a result of lower cash balances during the three months ended September 30, 2015 compared to 2014.

Income Tax Benefit. Our income tax benefit for the three months ended September 30, 2015 totaled $22.7 million, or 17.5% of pretax loss, compared to an expense of $9.0 million, or 21.6% of pretax income, for the three months ended September 30, 2014. Our income tax benefit included the following non-U.S. items for the three months ended September 30, 2015 which resulted in a net reduction to our effective tax rate: (1) an income tax expense of approximately $10 million related to unrecognized tax benefits; and (2) an income tax expense of approximately $12 million resulting from the impairment of goodwill not deductible for tax purposes.

Finally, during the third quarter of 2015, management determined that, based on evidence available as of September 30, 2015, it was not more likely than not that the U.S. net operating loss would be realized.  This evidence is largely comprised of the reversal of the U.S. jurisdiction from a net deferred tax liability as of December 31, 2014 to a net deferred tax asset as of September 30, 2015.   Deferred tax assets generated in 2015 were realized to the extent of the net deferred tax liabilities as of December 31, 2014, resulting in a tax benefit of approximately $20 million. A valuation allowance has been recorded discretely in the third quarter on the remaining deferred tax assets generated in 2015, with the result of no further tax benefit from the U.S. pretax losses.

Other Comprehensive Income (Loss). Other comprehensive loss decreased $33.7 million in the third quarter of 2015 compared to the third quarter of 2014 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 7% in the third quarter of 2015 compared to a 5% decrease in the third quarter of 2014. The Australian dollar exchange rate compared to the U.S. dollar decreased 1% in the third quarter of 2015 compared to a 7% decrease in the third quarter of 2014.

Segment Results of Operations – Canadian Segment

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014	Change
Revenues ($ in thousands)
Lodge revenue (1)	$55,708	$134,600	$(78,892)
Mobile, open camp and product revenue	15,792	39,511	(23,719)
Total revenues	$71,500	$174,111	$(102,611)

Cost of sales and services ($ in thousands)	$49,652	$102,720	$(53,068)

Gross margin as a % of revenues	30.6%	41.0%	(10.4% )

Average Available Lodge Rooms (2)	13,433	13,067	366

RevPAR for Lodges (3)	$45	$112	$(67)

Occupancy in Lodges (4)	57%	84%	(27% )

Canadian dollar to US dollar	$0.764	$0.918	$(0.154)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as lodge revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in the third quarter of 2015 that were $102.6 million, or 59%, lower than the third quarter of 2014. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 17% in the third quarter of 2015 compared to the third quarter of 2014 resulted in an $14.4 million year-over-year reduction in revenues. In addition, the segment experienced a 52% decline in lodge revenues primarily due to a 51% year-over-year decrease in RevPAR (excluding the impact of the weaker Canadian exchange rates) largely related to reduced occupancy. Lodge revenues in the third quarter of 2015 were positively affected by the opening of the McClelland Lake facility in the summer of 2014.

Our Canadian segment cost of sales and services decreased $53.1 million, or 52%, in the third quarter of 2015 compared to the third quarter of 2014 due to lower occupancy, as well as the weakening of the average exchange rates.

Our Canadian segment gross margin as a percentage of revenues decreased from 41% in the third quarter of 2014 to 31% in the third quarter of 2015 primarily due to lower average daily room rates in Canada.

Segment Results of Operations – Australian Segment

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014	Change
Revenues ($ in thousands)
Village revenue (1)	$29,177	$54,000	$(24,823)
Total revenues	29,177	54,000	(24,823)

Cost of sales ($ in thousands)	$13,987	$22,704	$(8,717)

Gross margin as a % of revenues	52.1%	58.0%	(5.9% )

Average Available Village Rooms (2)	9,064	9,269	(205)

RevPAR for Villages (3)	$35	$63	$(28)

Occupancy in Villages (4)	50%	65%	(15% )

Australian dollar to US dollar	$0.725	$0.924	$(0.199)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as village revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Australian segment reported revenues in the third quarter of 2015 that were $24.8 million, or 46%, lower than the third quarter of 2014. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 22% in the third quarter of 2015 compared to the third quarter of 2014 resulted in an $8.0 million year-over-year reduction in revenues. Village revenues in the third quarter of 2015 were also negatively impacted by lower occupancy levels in the third quarter 2015 compared to the third quarter of 2014, primarily as a result of the continued slowdown in mining activity.

Our Australian segment cost of sales decreased $8.7 million, or 38%, in the third quarter of 2015 compared to the third quarter of 2014. The decrease was driven by the weakening of the Australian dollar and lower occupancy levels.

Our Australian segment gross margin as a percentage of revenues decreased to 52% in the third quarter of 2015 from 58% in the third quarter of 2014. The decrease is largely due to reduced take or pay revenues on expired contracts.

Segment Results of Operations – United States Segment

	THREE MONTHS ENDED SEPTEMBER 30,
	2015		2014	Change

Revenues ($ in thousands)	$5,867		$15,154	$(9,287)

Cost of sales ($ in thousands)	$6,112		$11,677	$(5,565)

Gross margin as a % of revenues	(4.2%	)	22.9%	(27.1% )

Our United States segment reported revenues in the third quarter of 2015 that were $9.3 million, or 61%, lower than the third quarter of 2014. The reduction was primarily due to lower U.S. drilling activity in the Bakken, Rockies and Texas markets and reduced sales in the offshore market.

Our United States cost of sales decreased $5.6 million, or 48%, in the third quarter of 2015 compared to the third quarter of 2014 due to overall lower activity levels.

Our United States segment gross margin as a percentage of revenues decreased from 23% in the third quarter of 2014 to (4%) in the third quarter of 2015 primarily due to overall lower activity levels.

Results of Operations – Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	Change
	($ in thousands)
Revenues
Canada	$278,472	$510,914	$(232,442)
Australia	109,304	163,847	(54,543)
United States and other	32,902	48,436	(15,534)
Total revenues	420,678	723,197	(302,519)
Costs and expenses
Cost of sales and services
Canada	184,733	308,988	(124,255)
Australia	47,690	68,682	(20,992)
United States and other	29,663	36,246	(6,583)
Total cost of sales and services	262,086	413,916	(151,830)
Selling, general and administrative expenses	51,796	51,069	727
Spin-off and formation costs	--	3,497	(3,497)
Depreciation and amortization expense	121,159	127,770	(6,611)
Impairment expense	122,926	11,610	111,316
Other operating expense (income)	(5,188)	252	(5,440)
Total costs and expenses	552,779	608,114	(55,335)
Operating income (loss)	(132,101)	115,083	(247,184)

Interest expense and income, net	(17,384)	(16,039)	(1,345)
Other income	1,825	1,011	814
Income (loss) before income taxes	(147,660)	100,055	(247,715)
Income tax benefit (provision)	27,451	(16,411)	43,862
Net income (loss)	(120,209)	83,644	(203,853)
Less: Net income attributable to noncontrolling interest	953	1,053	(100)
Net income (loss) attributable to Civeo	$(121,162)	$82,591	$(203,753)

We reported net loss attributable to Civeo for the nine months ended September 30, 2015 of $121.2 million, or $1.14 per diluted share. As further discussed in Impairment expense below, net loss for the 2015 period included $43.2 million of after-tax charges, or $0.40 per diluted share, resulting from the impairment of goodwill in our Canadian reporting unit. Net loss for the 2015 period also included $56.0 million of after-tax charges, or $0.52 per diluted share, resulting from the impairment of fixed assets. Net loss for 2015 also included $3.4 million (or $0.04 per diluted share) in after-tax loss from costs incurred in connection with the Redomicile Transaction and $1.5 million (or $0.01 per diluted share) in an after-tax loss from the write off of debt issuance costs. These results compare to net income attributable to Civeo for the nine months ended September 30, 2014 of $82.6 million, or $0.77 per diluted share. As further discussed in Impairment expense and Interest expense and income, net, below, net income for 2014 included $12.0 million of after-tax charges, or $0.12 per diluted share, resulting from the Spin-Off. In addition, we incurred after-tax severance costs of $3.1 million, or $0.03 per diluted share, included in Selling, general and administrative expenses below and after-tax impairment costs of $1.7 million, or $0.02 per diluted share, included in Impairment expense below.

Revenues. Consolidated revenues decreased $302.5 million, or 42%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. This decline was largely driven by decreases in Canada and Australia, due to lower occupancy, as well as weakening Canadian and Australian dollars, as further described in the segment discussion below.

Cost of Sales and Services. Our consolidated cost of sales decreased $151.8 million, or 37%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to decreases in occupancy in both Canada and Australia, as well as the weakening Canadian and Australian dollars. Please see further description in segment discussion below.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $0.7 million, or 1%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Increased costs associated with being a publicly traded company and costs associated with the Redomicile Transaction of $5.1 million were offset by lower employee costs as well as the impact of the weakening Canadian and Australian dollars.

Spin-Off and Formation Costs. Spin-off and formation costs of $3.5 million relate to transition costs incurred during the nine months ended September 30, 2014 associated with becoming a stand-alone company.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $6.6 million, or 5%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to capital expenditures made during the last twelve months largely related to investments in our Canadian segment, which was more than offset by reduced depreciation expense resulting from impairments recorded in 2014 and 2015, as well as the impact of the weakening Canadian and Australian dollars.

Impairment Expense. Impairment expense of $122.9 million in the nine months ended September 30, 2015 consisted of:

●	Pre-tax impairment losses of $33.5 million related to fixed assets in our Australian segment;

●	Pre-tax impairment totaling $2.7 million in 2015 related to a decision to sell our U.S. manufacturing facility;

●	Goodwill impairment losses of $43.2 million in our Canadian reporting unit;

●	Pre-tax impairment losses totaling $20.5 million associated with long-lived assets in our U.S. segment; and

●	Pre-tax impairment losses totaling $23.0 million associated with long-lived assets in our Canadian segment.

Impairment expense of $11.6 million in the nine months ended September 30, 2014 consisted of a $9.0 million impairment of an intangible asset in Australia. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand was nil. Additionally, we recognized an impairment totaling $2.6 million on assets that are in the custody of non-paying customers in Mexico, and for which the return or reimbursement is unlikely.

Other Operating Expense (Income). Other operating expense (income) changed from an expense of $0.3 million in the third quarter of 2014 to income of $5.2 million in the third quarter of 2015. The 2015 income is primarily due to foreign currency gains on the remeasurement of U.S. dollar denominated cash in Canadian bank accounts, as a result of the strengthening of the U.S. dollar.

Operating Income (Loss). Consolidated operating income decreased $247.2 million, or 215%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to impairments of goodwill and long-lived assets and lower occupancy levels in Canada and Australia, as well as the weakening Canadian and Australian dollars.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, increased by $1.3 million, or 8%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the 2015 write-off of $1.5 million of debt issuance costs associated with the Amended Credit Facility and increased interest expense associated with the new credit facility in 2015, partially offset by the 2014 write-off of $3.5 million of debt issuance costs associated with the credit agreement that was terminated in conjunction with the Spin-Off as well as reduced interest expense in 2015 associated with the affiliate debt, which was eliminated as of the Spin-Off.

Income Tax Benefit (Provision). Our income tax benefit for the nine months ended September 30, 2015 totaled $27.5 million, or 18.6% of pretax loss, compared to income tax expense of $16.4 million, or 16.4% of pretax income, for the nine months ended September 30, 2014. Our income tax benefit included the following non-U.S. items for the nine months ended September 30, 2015 which resulted in a net reduction to our effective tax rate: (1) an income tax expense of approximately $10 million related to unrecognized tax benefits; (2) an income tax expense of approximately $12 million resulting from the impairment of goodwill not deductible for tax purposes; and (3) an income tax expense of approximately $2.7 million related to an increase in statutory tax rates in Alberta, Canada included in our 2015 tax benefit.

Finally, during the third quarter of 2015, management determined that, based on evidence available as of September 30, 2015, it was not more likely than not that the U.S. net operating loss would be realized.  This evidence is largely comprised of the reversal of the U.S. jurisdiction from a net deferred tax liability as of December 31, 2014 to a net deferred tax asset as of September 30, 2015.   Deferred tax assets generated in 2015 were realized to the extent of the net deferred tax liabilities as of December 31, 2014, resulting in a tax benefit of approximately $20 million. A valuation allowance has been recorded discretely in the third quarter on the remaining deferred tax assets generated in 2015, with the result of no further tax benefit from the U.S. pretax losses.

Other Comprehensive Income (Loss). Other comprehensive loss increased $113.2 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 13% in the nine months ended September 30, 2015 compared to a 5% decrease in the nine months ended September 30, 2014. The Australian dollar exchange rate compared to the U.S. dollar decreased 14% in the nine months ended September 30, 2015 compared to a 2% decrease in the nine months ended September 30, 2014.

Segment Results of Operations – Canadian Segment

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	Change
Revenues ($ in thousands)
Lodge revenue (1)	$213,896	$379,700	$(165,804)
Mobile, open camp and product revenue	64,576	131,214	(66,638)
Total revenues	$278,472	$510,914	$(232,442)

Cost of sales and services ($ in thousands)	$184,733	$308,988	$(124,255)

Gross margin as a % of revenues	33.7%	39.5%	(5.8% )

Average Available Lodge Rooms (2)	13,294	12,404	890

RevPAR for Lodges (3)	$59	$112	$(53)

Occupancy in Lodges (4)	63%	86%	(23% )

Canadian dollar to US dollar	$0.795	$0.914	$(0.119)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as lodge revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in the nine months ended September 30, 2015 that were $232.4 million, or 46%, lower than the nine months ended September 30, 2014. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 13% in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 resulted in a $40.4 million year-over-year reduction in revenues. In addition, the segment experienced a 36% decline in lodge revenues primarily due to a 39% year-over-year decrease in RevPAR (excluding the impact of the weaker Canadian exchange rates) largely related to reduced occupancy. Lodge revenues in the nine months ended September 30, 2015 were positively affected by the opening of the McClelland Lake facility in the summer of 2014.

Our Canadian segment cost of sales and services decreased $124.3 million, or 40%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to lower occupancy, as well as the weakening of the average exchange rates.

Our Canadian segment gross margin as a percentage of revenues decreased from 40% in the nine months ended September 30, 2014 to 34% in the nine months ended September 30, 2015 primarily due to lower contracted room rates in Canada.

Segment Results of Operations – Australian Segment

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	Change
Revenues ($ in thousands)
Village revenue (1)	$109,304	$163,847	$(54,543)
Total revenues	109,304	163,847	(54,543)

Cost of sales ($ in thousands)	$47,690	$68,682	$(20,992)

Gross margin as a % of revenues	56.4%	58.1%	(1.7% )

Average Available Village Rooms (2)	9,219	9,263	(44)

RevPAR for Villages (3)	$43	$65	$(22)

Occupancy in Villages (4)	58%	69%	(11% )

Australian dollar to US dollar	$0.763	$0.918	$(0.155)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)

RevPAR, or revenue per available room, is defined as village revenue divided by the product of (a) average available rooms and (b) days in the period. An available room is defined as a calendar day during which the room is available for occupancy.

(4)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Australian segment reported revenues in the nine months ended September 30, 2015 that were $54.5 million, or 33%, lower than the nine months ended September 30, 2014. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 17% in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 resulted in a $21.4 million year-over-year reduction in revenues. Village revenues in the nine months ended September 30, 2015 were also negatively impacted by lower occupancy levels in the first nine months of 2015 compared to the nine months ended September 30, 2014, primarily as a result of the continued slowdown in mining activity.

Our Australian segment cost of sales decreased $21.0 million, or 31%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was driven by the weakening of the Australian dollar as well as lower occupancy levels.

Our Australian segment gross margin as a percentage of revenues decreased to 56% in the nine months ended September 30, 2015 from 58% in the nine months ended September 30, 2014. This was primarily driven by reduced take or pay revenues on expired contracts compared to the nine months ended September 30, 2014.

Segment Results of Operations – United States Segment

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	Change

Revenues ($ in thousands)	$32,902	$48,436	$(15,534)

Cost of sales ($ in thousands)	$29,663	$36,246	$(6,583)

Gross margin as a % of revenues	9.8%	25.2%	(15.4%)

Our United States segment reported revenues in the nine months ended September 30, 2015 that were $15.5 million, or 32%, lower than the nine months ended September 30, 2014. The reduction was primarily due to lower U.S. drilling activity in the Bakken, Rockies and Texas markets, partially offset by increased sales in our offshore business.

Our United States cost of sales decreased $6.6 million, or 18%, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease was driven by overall lower activity levels, partially offset by a $1.1 million write-down of inventory at our U.S. manufacturing facility.

Our United States segment gross margin as a percentage of revenues decreased from 25% in the nine months ended September 30, 2014 to 10% in the third quarter of 2015 primarily due to the $1.1 million inventory write-down, as well as overall lower activity levels.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages, purchasing or leasing land under our land banking strategy and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Following the Spin-Off, our primary sources of funds are available cash, cash flow from operations, borrowings under our credit facility and capital markets transactions. The following table summarizes our consolidated liquidity position as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Lender commitments (1)	$375,000	$650,000
Reductions in availability (2)	(18,214)	(222,191)
Borrowings against revolver capacity	(51,980)	--
Outstanding letters of credit	(5,216)	(5,851)
Unused availability	299,590	421,958
Cash and cash equivalents	12,635	263,314
Total available liquidity	$312,225	$685,272

(1)

We also have an A$10 million bank guarantee facility. We had bank guarantees of A$1.5 million and A$1.7 million under this facility outstanding as of September 30, 2015 and December 31, 2014, respectively.

(2)

As of September 30, 2015 and December 31, 2014, $18.2 million and $222.2 million, respectively, of our borrowing capacity under our Credit Facility could not be utilized in order to maintain compliance with the financial covenants in our Credit Facility.

Cash totaling $174.9 million was provided by operations during the nine months ended September 30, 2015 compared to $208.3 million provided by operations during the nine months ended September 30, 2014. The decrease in operating cash flow in 2015 compared to 2014 was primarily due to lower revenue resulting from occupancy levels in lodges and villages. During the nine months ended September 30, 2015 and 2014, $78.0 million and ($22.8) million, respectively, was provided by (used for) working capital. The increase in 2015 compared to 2014 was primarily the result of decreased accounts receivable balances.

Cash was used in investing activities during the nine months ended September 30, 2015 in the amount of $41.4 million compared to cash used in investing activities during the nine months ended September 30, 2014 in the amount of $206.7 million. Capital expenditures totaled $43.7 million and $208.3 million during the nine months ended September 30, 2015 and 2014, respectively. Capital expenditures in both periods consisted principally of construction and installation of assets for our lodges primarily in support of Canadian oil sands projects and ongoing maintenance related capital. The significant decrease in capital expenditures in 2015 compared to 2014 is primarily a result of the construction of the McClelland Lake Lodge, which was in process in the nine months ended September 30, 2014, and largely completed by the end of 2014. No comparable project is under construction in 2015.

We expect our capital expenditures for 2015 to be in the range of $60 million to $70 million. Whether planned expenditures will actually be spent in 2015 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, internally generated funds and borrowings under our Amended Credit Facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

Net cash of $347.3 million was used in financing activities during the nine months ended September 30, 2015, primarily due to repayments of term loan borrowings of $725 million offset by borrowings of term loans of $325 million and net revolver borrowings of $56.7 million. Net cash of $29.9 million was provided by financing activities during the nine months ended September 30, 2014, in part due to contributions from Oil States of $28.3 million. Borrowings of $775 million under our term loan facility funded the cash distribution of $750.0 million to Oil States on May 28, 2014; these borrowings were largely repaid or refinanced in connection with the Redomicile Transaction.

We believe that cash on hand and cash flow from operations will be sufficient to meet our liquidity needs in the coming twelve months. If our plans or assumptions change, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, an element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, such additional debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders. In addition, in some cases, we may incur costs to acquire land and/or construct assets without securing a customer contract or prior to finalization of an accommodations contract with a customer. If the contract is not obtained or delayed, the resulting impact could result in an impairment of the related investment.

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

●	Make certain changes to the maximum leverage ratio financial covenant, as follows:

Period Ended	Maximum Leverage Ratio

September 30, 2015	3.50 : 1.00
December 31, 2015	4.00 : 1.00
March 31, 2016	4.25 : 1.00
June 30, 2016	4.50 : 1.00
September 30, 2016	4.50 : 1.00
December 31, 2016	4.50 : 1.00
March 31, 2017	4.25 : 1.00
June 30, 2017	4.25 : 1.00
September 30, 2017	4.00 : 1.00
December 31, 2017	4.00 : 1.00
March 31, 2018	3.75 : 1.00
June 30, 2018	3.75 : 1.00
September 30, 2018 & thereafter	3.50 : 1.00

●	Make certain changes to the application of prepayments and amortization schedules to reflect the new term loan facility and the prepayment of the U.S. term loans; and

●	Make other technical changes and amendments to the Credit Facility.

The following table summarizes the borrowings available under the Amended Credit Facility compared to the Credit Facility (in thousands):

	Credit Facility	Amended Credit Facility
Term loans:
U.S. term loan	$775,000	$50,000
Canadian term loan	--	325,000
Total term loans outstanding	$775,000	$375,000

Total capacity under revolving credit facilities:
U.S. revolving credit facility	$450,000	$50,000
Canadian revolving credit facility	100,000	100,000
New Canadian revolving credit facility	--	125,000
Australian revolving credit facility	100,000	100,000
Total capacity under revolving credit facilities	$650,000	$375,000

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

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.5 to 1.0 (as of September 30, 2015). As noted above, the permitted level of the maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of September 30, 2015.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” contained in the Information Statement included in our 2014 Annual Report on Form 10-K. As of September 30, 2015, except for the repayment of term loan borrowings and net borrowings under our credit facilities described above, there were no material changes to this disclosure regarding our contractual obligations made in the Annual Report on Form 10-K.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2015, we had floating-rate obligations totaling $416.1 million outstanding under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increase by 1%, our consolidated interest expense would increase by a total of approximately $4.2 million annually based on our floating-rate debt obligations as of September 30, 2015.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.2 billion and A$0.5 billion, respectively, at September 30, 2015. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the United States dollar as of September 30, 2015 would result in translation adjustments of approximately $22 million and $54 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, as a result of the unremediated material weakness in our internal controls identified and discussed below, our disclosure controls and procedures were not effective at the reasonable assurance level.

During the third quarter of 2015, we identified a material weakness in our controls over the assignment of depreciable lives to asset amounts recorded for asset retirement obligations.  Our processes, procedures and controls related to the assignment of depreciable lives for asset retirement obligations were not effective to ensure that the asset amounts were accurately reflected in the financial statements. This control deficiency resulted in a correction of an immaterial error in the third quarter 2015 financial statements.

To remediate this material weakness, we are implementing the following controls: (i) further formalizing and documenting the procedures surrounding the assignment of depreciable lives to assets recorded for asset retirement obligations; (ii) expanding management’s review of the related process; and (iii) formalizing and documenting additional analysis to be performed on our asset retirement amounts.

The material weakness will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to December 31, 2015.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2015, there were no changes in our internal controls (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal controls.

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

ITEM 1A. Risk Factors

Other than with respect to the additional risk factor set forth below, there have been no material changes from the risk factors disclosed in our proxy statement / prospectus dated April 7, 2015 for the 2015 annual meeting of stockholders and in Item 1A of our 2014 Annual Report on Form 10-K.

We have identified a material weakness in our disclosure controls and procedures and our internal controls, and we may be unable to develop, implement and maintain appropriate controls in future periods.

As more fully described in Item 4 of this Quarterly Report on Form 10-Q, we identified a material weakness in our controls over the assignment of depreciable lives to asset amounts recorded for asset retirement obligations. Accordingly, based on our management’s assessment, we believe that, as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. The specific material weakness is described in Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q in “Evaluation of Disclosure Controls and Procedures.” A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.

We have developed certain remediation steps to address the material weakness discussed above and to improve our internal controls. If we fail to remediate the material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements. For more information relating to our internal controls and disclosure controls and procedures, and the remediation plan undertaken by us, see Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q.

ITEM 6. Exhibits

(a)	INDEX OF EXHIBITS

Exhibit No.		Description

2.1	—

Agreement and Plan of Merger, dated as of April 6, 2015, among Civeo Corporation, Civeo Canadian Holdings ULC and Civeo US Merger Co (incorporated by reference to Annex A of Civeo Corporation’s definitive proxy statement/prospectus on Schedule 14A filed with the SEC on April 8, 2015).

3.1	—	Notice of Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K12B (File No. 001-36246), filed on July 17, 2015).

3.2	—	Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K12B (File No. 001-36246), filed on July 17, 2015).

4.1	—	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.1	—	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.2	—	2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.3	—

Executive Services Agreement, dated May 30, 2012, between Peter McCann and The Mac Services Group Pty Ltd. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.4	—	Dual Employment Agreement of Bradley J. Dodson (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.5	—	Dual Employment Agreement of Frank C. Steininger (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.6	—

Executive Agreement between Civeo Corporation and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.7	—

Variation to Executive Services Agreement between Civeo Pty Ltd and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.8*	—	Dual Employment Agreement (Canada) of Allan Schoening, dated July 16, 2015.

10.9*	—	Dual Employment Agreement (United States) of Allan Schoening, dated July 16, 2015.

10.10*	—	Executive Agreement between Civeo Corporation and Mike Ridley, effective May 4, 2015.

10.11*	—	Executive Change of Control Severance Agreement between Civeo Corporation and Allan Schoening, dated July 13, 2015..

10.12*	—	Executive Agreement between Civeo Corporation and Allan Schoening, dated December 15, 2014.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

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

CIVEO CORPORATION

Date:	November 2, 2015	By	/s/ Frank C. Steininger
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

3.1	—	Notice of Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K12B (File No. 001-36246), filed on July 17, 2015).

3.2	—	Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K12B (File No. 001-36246), filed on July 17, 2015).

4.1	—	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.1	—	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.2	—	2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.3	—

Executive Services Agreement, dated May 30, 2012, between Peter McCann and The Mac Services Group Pty Ltd. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.4	—	Dual Employment Agreement of Bradley J. Dodson (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.5	—	Dual Employment Agreement of Frank C. Steininger (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.6	—

Executive Agreement between Civeo Corporation and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.7	—

Variation to Executive Services Agreement between Civeo Pty Ltd and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.8*	—	Dual Employment Agreement (Canada) of Allan Schoening, dated July 16, 2015.

10.9*	—	Dual Employment Agreement (United States) of Allan Schoening, dated July 16, 2015.

10.10*	—	Executive Agreement between Civeo Corporation and Mike Ridley, effective May 4, 2015.

10.11*	—	Executive Change of Control Severance Agreement between Civeo Corporation and Allan Schoening, dated July 13, 2015..

10.12*	—	Executive Agreement between Civeo Corporation and Allan Schoening, dated December 15, 2014.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

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