Form 10-K
period 2015-12-31
Civeo Corp
filed 2016-02-26
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to

Commission file number: 001-36246

Civeo Corporation

_______________

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1253716
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Allen Center, 333 Clay Street, Suite 4980,
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 510-2400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Shares, no par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X ]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):

Large Accelerated Filer [ ]	Accelerated Filer [X ]

Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X ]

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was $326,471,266.

The Registrant had 107,899,238 common shares outstanding as of February 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2016 Annual General and Special Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Cautionary Statement Regarding Forward-Looking Statements

We include the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any "forward-looking statement" made by us, or on our behalf. All statements other than statements of historical facts included in this Annual Report on Form 10-K are forward-looking statements. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. Such statements may include statements regarding our future financial position, budgets, capital expenditures, projected costs, plans and objectives of management for future operations and possible future strategic transactions. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results. The differences between assumed facts or bases and actual results can be material, depending upon the circumstances. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf.

In any forward-looking statement where we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking this into account, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

●	the level of supply and demand for oil, coal, natural gas, iron ore and other minerals;

●	the level of activity, spending and developments in the Canadian oil sands;

●	the level of demand for coal and other natural resources from Australia;

●	the availability of attractive oil and natural gas field assets, which may be affected by governmental actions or environmental activists which may restrict drilling;

●	fluctuations in the current and future prices of oil, coal and natural gas;

●	fluctuations in foreign currency exchange rates;

●	general global economic conditions and the pace of global economic growth;

●

changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof, including taxing authorities not agreeing with our assessment of the effects of such laws, treaties and regulations;

●	global weather conditions and natural disasters;

●	our ability to find and retain skilled personnel;

●	the availability and cost of capital;

●	the inability to realize expected benefits from our recent redomicile to Canada; and

●	other factors identified in Item 1A, "Risk Factors."

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

Available Information

We maintain a website with the address of www.civeo.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the Commission). The filings are also available through the Commission at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the internet at www.sec.gov and free of charge upon written request to the corporate secretary at the address shown on the cover page of this Annual Report on Form 10-K.

Spin-off

On May 5, 2014, the board of directors of Oil States International, Inc. (Oil States) approved the separation of its Accommodations Segment (Accommodations) into a standalone, publicly traded Delaware corporation, which we refer to herein as Civeo US. In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo US it held after the market closed on May 30, 2014 (the Spin-Off). Each Oil States stockholder received two shares of Civeo US common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the Spin-Off, Oil States received a private letter ruling from the Internal Revenue Service (IRS) to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, Oil States’ distribution of Civeo US common stock was not taxable to Oil States or U.S. holders of Oil States common stock. Following the Spin-Off, Oil States retained no ownership interest in Civeo US, and each company now has separate public ownership, boards of directors and management. On June 2, 2014, Civeo US stock began trading the “regular-way” on the New York Stock Exchange (NYSE) under the “CVEO” stock symbol. Pursuant to the Separation and Distribution Agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

Redomiciling to Canada

On July 17, 2015, we completed our change in place of incorporation from Delaware to British Columbia, Canada (the Redomicile Transaction). In the Redomicile Transaction, Civeo Corporation, a British Columbia, Canada limited company formerly named Civeo Canadian Holdings ULC (Civeo Canada), became the publicly traded parent company of the Civeo group of companies, and Civeo US, our former publicly traded Delaware parent, became a wholly owned subsidiary of Civeo Canada. Each issued share of Civeo US common stock, other than those shares of Civeo US common stock held by Civeo US in treasury, was effectively transferred to Civeo Canada and converted into one common share, no par value, of Civeo Canada. An aggregate of approximately 107.5 million Civeo Canada common shares were issued in the Redomicile Transaction. The Civeo Canada common shares are listed on the NYSE under the symbol “CVEO”, the same symbol under which the Civeo US common stock traded prior to the effective time.

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

Our Company

We are one of the largest integrated providers of longer-term and temporary remote site accommodations, logistics and facility management services to the natural resource industry. We operate in some of the world’s most active oil, coal, natural gas and iron ore producing regions, including Canada, Australia and the U.S. We have established a leadership position in providing a fully integrated service offering to our customers, which include major and independent oil and natural gas companies, mining companies and oilfield and mining service companies. Our Develop, Own and Operate model allows our customers to focus their efforts and resources on their core development and production operations.

Using our Develop, Own, Operate business model, we provide accommodations solutions which span the lifecycle of customer projects from the initial exploration and resource delineation to long-term production. Initially, as customers assess the resource potential and determine how they will develop it, they typically need accommodations for a limited number of employees for an uncertain duration of time. Our fleet of temporary accommodation assets is well-suited to support this initial exploratory stage as customers evaluate their development and construction plans. As development of the resource begins, we are able to serve their needs through either our open camp model or through our scalable lodge or village model. As projects grow and headcount needs increase, we are able to scale our facility size to meet our customers’ growing needs. By providing infrastructure early in the project lifecycle, we are well positioned to continue to service our customers throughout the production phase, which typically lasts decades.

The initial component of our Develop, Own, Operate business model is site selection and permitting. We believe that there are benefits created by investing early in land in order to gain the strategic, early mover advantage in an emerging region or resource play. Our business development team actively assesses regions of potential future customer demand and pursues land acquisition and permitting, a process we describe as “land banking.” We believe that having the first available accommodations solution in a new market allows us to win contracts from customers and gives us an early mover advantage as competitors may be less willing to invest in undeveloped land in the expectation of future demand without firm customer commitments. The strength of our land banked locations allowed us to secure contract growth in our most recent Canadian lodge location, McClelland Lake in the Canadian oil sands region and our Sitka Lodge in the British Columbia liquefied natural gas (LNG) market.

 Our scalable modular facilities provide workforce accommodations where, in many cases, traditional accommodations and related infrastructure is not accessible, sufficient or cost effective. Our services allow for efficient development and production of natural resources found in areas without sufficient housing, infrastructure or local labor. We believe that many of the more recently discovered mineral deposits and hydrocarbon reservoirs are in remote locations. We support the development of these natural resources by providing lodging, catering and food services, housekeeping, recreation facilities, laundry and facilities management, as well as water and wastewater treatment, power generation, communications and personnel logistics where required. Our accommodations services allow our customers to outsource their accommodations needs to a single supplier, maintaining employee welfare and satisfaction while focusing their investment on their core resource production efforts. Our primary focus is on providing accommodations to leading natural resource companies at our major properties, which we refer to as lodges in Canada and villages in Australia. We have nineteen lodges and villages in operation, with an aggregate of more than 23,000 rooms. Additionally, in the U.S. and Canada we have nine smaller open camp properties as well as a fleet of mobile accommodation assets. We have long-standing relationships with many of our customers, many of whom are, or are affiliates of, large, investment grade energy and mining companies.

Demand for our accommodations and related services is influenced by three primary factors: commodity prices, workforce requirements and competition. Our customers’ expectations for future commodity prices influence their spending on current productive assets, maintenance on current assets, expansion of existing assets and development of greenfield or new assets. In addition to commodity prices, different types of customer activity require varying workforce sizes, influencing the demand for accommodations. Lastly, competing locations and services will influence demand for our assets and services.

In the Canadian oil sands region, demand for our accommodations is influenced by oil prices. Spending on construction and the development of new projects has historically decreased as the outlook for oil prices decreases. However, spending on current operations and maintenance has historically reacted less quickly to changes in oil prices as customers consider their cash operating costs, rather than overall full cycle returns. Likewise, construction and expansion projects underway have also been less sensitive to commodity price decreases as customers focus on completion and incremental costs. Natural gas prices influence oil sands activity as an input cost; so as natural gas prices fall, our customers’ operating costs fall as well.

Another factor that influences demand for our rooms and services is the type of customer project we are supporting. Generally speaking, Canadian customers require larger workforces during construction and expansionary periods, and therefore have higher demand for accommodations. Operational and maintenance headcounts are typically a fraction, 20-25%, of the headcounts experienced during construction.

Lastly, proximity to customer activity and availability of customer-owned rooms influences occupancy. Typically, customers prefer to first utilize their own rooms on location, and if such customer-owned rooms are insufficient, customers prefer to avoid busing their workforces to housing more than 45 kilometers away.

A number of multinational energy companies believe there is a potential to export LNG from Canada to meet the increasing global demand, particularly in Asia, for LNG. Currently, Canada does not have any operational LNG export facilities. However, as of December 2015, seventeen proposed LNG export facilities in Canada have entered the regulatory review process – sixteen in British Columbia and one in Nova Scotia. We expect LNG customer spending habits to largely follow those seen in the Canadian oil sands region. LNG activity in Western Canada will be influenced by the global prices for LNG, which are largely tied to global oil prices, as well as wellhead prices for natural gas. Should our customers decide to invest in these LNG projects, demand for accommodations over the next three years will be driven by (i) the construction of the LNG facilities on the coast of British Columbia and (ii) the construction of the related pipeline infrastructure across British Columbia. Facility construction will create demand for permanent lodge accommodations, while pipeline construction activity will drive demand for mobile fleet accommodations.

Our Australian villages support similar activities for the natural resources industry. Our customers are typically developing and producing metallurgical (met) coal and other mines which have resource lives that are measured in decades. As such, their spending levels tend to react similarly to commodity prices as those of our Canadian customers. Spending on producing assets is less sensitive to commodity price decreases in the short and medium term, assuming the projects remain cash flow positive. However, new construction projects and expansionary projects are typically cancelled or deferred during periods of lower prices. During 2011 through 2013, roughly half of our occupancy was driven by construction or expansion activity, while the other half supported operation activities of resource production. Currently, our occupancy is primarily driven by production and operating activities. With the reduction in met coal prices over the past three years, much of the demand for rooms from construction activity has ceased, and our current and expected occupancy is primarily driven by production and operational activity. Workforce requirements and competition in the Australian market are comparable to those in the Canadian market. New project construction activity typically requires larger workforces than day-to-day operations, where proximity and availability of customer–owned rooms influences the demand for workforce accommodations.

Our U.S. operations are primarily tied to activity in the U.S. shale formations in the Bakken, the Rockies and West Texas. Given the shorter investment horizon and decision cycle of our U.S. customers, on a well-by-well basis, U.S. customers’ spending habits react more quickly to changes in oil and natural gas prices. These spending dynamics were clearly demonstrated over the past three years. With oil prices near $100 per barrel from 2012 to late 2014, drilling and completion activity levels grew; however, as oil prices fell beginning in August 2014 and throughout 2015 and 2016, activity in the U.S. reacted swiftly, with the U.S. rig count falling over 50% in six months from its peak in the third quarter of 2014. Unlike the Canadian and Australian markets, headcount requirements for drilling and completion activity are fairly uniform in the U.S. market. Given the U.S. market for accommodations is primarily supported by mobile assets, competition is primarily driven by the availability of assets and price.

For the years ended December 31, 2015, 2014 and 2013, we generated $518.0 million, $942.9 million and $1.0 billion in revenues and $(145.0) million, $(142.9) million and $259.5 million in operating income (loss), respectively. The majority of our operations, assets and income are derived from lodge and village facilities which have historically been contracted by our customers on a take-or-pay basis for periods ranging from several months to several years. These facilities generate more than 75% of our revenue. Important performance metrics include average available rooms, average rentable rooms, revenue related to our major properties, occupancy and average daily rate (in local currency). “Other Revenue,” shown below, consists of our revenue related to our open camp facilities and mobile fleet as well as third party sales related to our manufacturing division. The chart below summarizes these key statistics for the periods presented in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013
	(In millions, except for room counts and average daily rate)
Lodge/Village Revenue (1)
Canada	$267.5	$497.2	$548.7
Australia	136.0	213.3	255.5
Total Lodge/Village Revenue	$403.5	$710.5	$804.2

Mobile and Open Camp Revenue
Canada	$76.8	$164.2	$161.8
Australia	—	—	—
United States	37.7	68.2	75.1
Total Mobile and Open Camp Revenue	$114.5	$232.4	$236.9
Total Revenue	$518.0	$942.9	$1,041.1

Average Available Lodge/Village Rooms (2)
Canada	13,435	12,557	11,541
Australia	9,180	9,271	8,925
Total Lodge/Village Rooms	22,615	21,828	20,466

Rentable Rooms for Lodges and Villages (3)
Canada	10,054	11,007	10,152
Australia	8,862	9,079	8,843
Total Rentable Rooms for Lodges and Villages	18,916	20,086	18,995

Average Daily Rates for Lodges and Villages (4)
Canada	$121	$146	$156
Australia	74	94	95
Total Average Daily Rates for Lodges and Villages	$100	$125	$130

Occupancy in Lodges and Villages (5)
Canada	60%	85%	92%
Australia	56%	68%	83%
Total Occupancy in Lodges and Villages	58%	78%	87%

Average Exchange Rate
Canadian dollar to U.S. dollar	$0.7832	$0.9056	$0.9711
Australian dollar to U.S. dollar	0.7523	0.9025	0.9650

__________

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms includes rooms that are utilized for our personnel.
(3)	Rentable rooms excludes rooms that are utilized for our personnel and out of service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

We have grown our average available room count by 19% since 2012 through a disciplined capital expenditure program.

Our History

Our Canadian operations, founded in 1977, began by providing modular rental housing to energy customers, primarily supporting drilling rig crews. Over the next decade, the business acquired a catering operation and a manufacturing facility, enabling it to provide a more integrated service offering. Through our experience with Syncrude’s Mildred Lake Village, a 2,100 bed facility that we built and sold to Syncrude in 1990 and operated and managed for them for nearly twenty years, we recognized a need for a premium, and more permanent, solution for workforce accommodations in the Canadian oil sands region. Pursuing this strategy, we opened PTI Lodge in 1998, one of the first independent lodging facilities in the region.

With an integrated business model, we are able to identify, solve and implement solutions and services that enhance the guests’ accommodations experience and reduce the customer’s total cost of housing a workforce in a remote operating location. Through our experiences and integrated model, our accommodation services have evolved to include fitness centers, water and wastewater treatment, laundry service and many other advancements. As our experience in the region grew, we were the first to introduce to the Canadian oil sands market suite-style accommodations for middle and upper level management working in the oil sands region with our Beaver River Executive Lodge in 2005. Since then, we have continued to innovate our service offering to meet our customers’ growing and evolving needs. From that entrepreneurial beginning, we have developed into Canada’s largest third-party provider of accommodations in the oil sands region.

Today, in addition to providing accommodations services, we endeavor to support customers’ logistical efforts in managing the movement of large numbers of personnel efficiently. At our Wapasu Creek location, we have introduced services that improve the customer’s efficiency in transporting personnel to the mine site on a daily basis as well as efficiency in rotating personnel when crews change. These logistical services have generated cost efficiencies for our customer.

During 2015, we entered the Canadian LNG market with our latest lodge location, Sitka Lodge. Most of the Sitka Lodge’s 436 rooms are under contract to LNG Canada, a large LNG export project proposed by a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc – (50 percent), and affiliates of PetroChina (20 percent), Korea Gas Corporation (15 percent) and Mitsubishi Corporation (15 percent).

With the acquisition of our Australian business in December 2010, we began to support the Australian natural resources industry through ten villages located in Queensland, New South Wales and Western Australia. Like Canada, our Australian business has a long-history of accommodating customers in remote regions beginning with its initial Moranbah Village in 1996, and has grown to become Australia’s largest integrated provider of accommodations services for people working in remote locations.  Our Australian business was the first to introduce resort style accommodations to the mining sector, adding landscaping, outdoor kitchens, pools, fitness centers and, in some cases, taverns. In all our operating regions, our business is built on a culture of continual service improvement to enhance the guest experience and reduce customer remote housing costs.

We take an active role in minimizing our environmental impact of our operations through a number of sustainable initiatives. Our off-site building manufacturing process in Canada allows us to minimize waste that arises from the construction process. We also have a focus on water conservation and utilize alternative water supply options such as recycling and rainwater collection and use. By building infrastructure such as waste-water treatment and water treatment facilities to recycle grey and black water on some of our sites, we are able to gain cost efficiencies as well as reduce the use of trucks related to water and wastewater hauling, which in turn, reduces our carbon footprint. In our Australian villages, we utilize passive solar design principles and smart switching systems to reduce the need for electricity related to heating and cooling.

Our Industry

We provide services for the oil and gas and mining industries. Our scalable modular facilities provide long-term and temporary work force accommodations where traditional accommodations and related infrastructure is often not accessible, sufficient or cost effective.  Once facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and personnel logistics. Demand for our services is cyclical and substantially dependent upon activity levels, particularly our customers’ willingness to spend capital on the exploration for, development and production of oil, coal, natural gas and other resource reserves.  Our customers’ spending plans are generally based on their view of commodity supply and demand dynamics as well as the outlook for near-term and long-term commodity prices.  As a result, the demand for our services is highly sensitive to current and expected commodity prices.

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

Our business is significantly influenced by the level of production of oil sands deposits in Alberta, Canada, activity levels in support of natural resources production in Australia and oil and gas production in Canada and the U.S. Our two primary activity drivers are development and production activity in the Canadian oil sands region in Western Canada and the met coal region of Australia’s Bowen Basin. During 2015, we entered into a new market with our Sitka Lodge, which currently serves LNG Canada’s potential project on the west coast of British Columbia. Should our customer’s project ultimately move forward, British Columbia LNG activity could become a material driver of future activity for our Sitka Lodge, as well as for our mobile fleet assets which are well suited for the related pipeline construction activity. However, should the project, and other potential projects in the area, not move forward, the resulting impact may negatively affect our future results of operations, value of long-lived assets and cash flows.

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

Civeo is one of the few accommodations providers that service the entire value chain from site identification to long-term facility management. We believe that our existing industry divides accommodations into three primary types: lodges and villages, open camps and mobile assets. Civeo is principally focused on lodges and villages. Lodges and villages typically contain a larger number of rooms and require more time and capital to develop. These facilities typically have dining areas, meeting rooms, recreational facilities, pubs and landscaped grounds where weather permits. Lodges and villages are generally built supported by multi-year, take-or-pay contracts. These facilities are designed to serve the long-term needs of customers in constructing and operating their resource developments. Open camps are usually smaller in number of rooms and typically serve customers on a spot or short-term basis. They are “open” for any customer who needs lodging services. Finally, mobile camps are designed to follow customers and can be deployed rapidly to scale. They are often used to support conventional and in-situ drilling crews as well as pipeline and seismic crews and are contracted on a project-by-project, well-by-well or short term basis. Oftentimes, customers will initially require mobile accommodations as they evaluate or initially develop a field or mine. Open camps may best serve smaller operations or the needs of customers as they expand in a region. These open camps can also serve as an initial, small foothold in a region until the demand for a full-scale lodge or village is required.

The accommodations market is segmented into competitors that serve components of the overall value chain, but has very few integrated providers. We estimate that customer-owned rooms represent over 50% of the market. Engineering firms such as Bechtel, Fluor and ColtAmec often design accommodations facilities. Many public and private firms, such as ATCO Structures & Logistics Ltd. (ATCO), WesternOne Inc.’s modular building division (Britco), Horizon North Logistics Inc. (Horizon North), Alta-Fab Structures Ltd. (Alta-Fab) and Northgate Industries Ltd. (Northgate) will build the modular accommodations for sale. Horizon North, Black Diamond Group Limited (Black Diamond), ATCO, Royal Camp Services Ltd. and Algeco Scotsman will primarily own and lease the units to customers and in some cases provide facility management services, usually on a shorter-term basis with a more limited number of rooms, similar to our open camp and mobile fleet business. Facility service companies, such as Aramark Corporation (Aramark), Sodexo Inc. (Sodexo) or Compass Group PLC (Compass Group), typically do not invest in and own the accommodations assets, but will manage third-party or customer-owned facilities. We believe the integrated model provides value to our customers by reducing project timing and counterparty risks. In addition, with our holistic approach to accommodations, we are able to identify efficiency opportunities for the customers and execute them. With our focus on large-scale lodges and villages, our business model is most similar to a developer of multi-family properties, such as Camden or Post, or a developer of lodging properties who is also an owner operator, such as Hyatt Hotels Corporation or Starwood Hotels and Resorts Worldwide, Inc.

Canada

Overview

During the year ended December 31, 2015, we generated approximately 66% of our revenue from our Canadian operations.  We are Canada’s largest integrated provider of accommodations services for people working in remote locations.  We provide our accommodation services through lodges, open camps and mobile assets. Our accommodations support workforces in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications as well as disaster relief efforts.

Canadian Market

Demand for our oil sands accommodations is primarily influenced by the longer-term outlook for crude oil prices rather than current energy prices, given the multi-year production phase of oil sands projects and the costs associated with development of such large scale projects.  Utilization of our existing Canadian capacity and our future expansions will largely depend on continued oil sands spending related to existing production efforts, maintenance thereon and potential future expansion of existing projects.

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

A number of multinational energy companies believe there is the potential to export LNG from Canada to meet the increasing global demand, particularly in Asia, for LNG. Currently, Canada does not have any operational LNG export facilities. However, as of December 2015, seventeen proposed LNG export facilities in Canada have entered the regulatory review process – sixteen in British Columbia and one in Nova Scotia. We expect customer spending habits to largely follow those seen in the oil sands region. LNG activity in Western Canada will be influenced by the global prices for LNG, which are largely tied to global oil prices, as well as wellhead prices for natural gas. Should our customers decide to invest in these LNG projects, demand for accommodations over the next three years will be driven by (i) the construction of the LNG facilities on the coast of British Columbia and (ii) the construction of the related pipeline infrastructure across British Columbia. Facility construction will create demand for permanent lodge accommodations while pipeline construction activity will drive demand for temporary mobile workforce accommodations. However, should the project, and other potential projects in the area, not move forward, the resulting impact may negatively affect our future results of operations, value of long-lived assets and cash flows.

Canadian Oil Sands Lodges

During the year ended December 31, 2015, activity in the Athabasca oil sands region generated over three-fourths of our Canadian revenue. The oil sands region of northern Alberta, Canada continues to represent one of the world’s largest reserves for heavy oil. Our McClelland Lake, Wapasu, Athabasca, Henday and Beaver River Lodges are focused on the northern region of the Athabasca oil sands, where customers primarily utilize surface mining to extract the bitumen, or oil sands. Oil sands mining operations are characterized by large capital requirements, large reserves, large personnel requirements, very low exploration or reserve risk and relatively lower cash operating costs per barrel of bitumen produced. Our Conklin and Anzac lodges as well as a portion of our mobile fleet of assets are focused in the southern portion of the region where we primarily serve in situ operations and pipeline expansion activity. In situ methods are used on reserves that are too deep for traditional mining methods. In situ technology typically injects steam to the deep oil sands in place to separate the bitumen from the sand and pumps it to the surface where it undergoes the same upgrading treatment as the mined bitumen. Reserves requiring in situ techniques of extraction represent 80% of the established recoverable reserves in Alberta. In situ operations generally require less capital and personnel and produce lower volumes of bitumen per development, with higher ongoing operating expense per barrel of bitumen produced.

Most recently, we opened our McClelland Lake Lodge in the summer of 2014 at an initial capacity of 1,561 rooms and reached our full initial capacity of 1,997 rooms in the first quarter of 2015. McClelland Lake Lodge currently supports a new oil sands mining project in the region under a three-year contract for the majority of the rentable rooms. During the third quarter of 2015, we also redeveloped our Mariana Lake location and reclassified the location as an oil sands lodge. The Mariana Lake Lodge has 526 rooms and is focused on the southern portion of the region.

Our oil sands lodges support construction and operating personnel for maintenance and expansionary projects as well as ongoing operations associated with surface mining and in situ oil sands projects generally under short and medium-term contracts.   All of our oil sands lodge properties are located on land with leases obtained from the province of Alberta with initial terms of ten years. Our leases have expiration dates that range from 2016 to 2026. Currently, only 9% of our Canadian lodge rooms are on land with leases expiring prior to December 31, 2017. Thus far, we have successfully renewed or extended all expiring land leases, with the exception of the Lakeside lease, and expect we will be able to in the future. We provide a full service hospitality function at our lodges including reservation management, check in and check out, catering, housekeeping and facilities management. Our lodge guests receive the amenity level of a full-service hotel plus three meals a day. Since mid-year 2006, we have installed over 13,700 rooms in our oil sands lodge properties supporting oil sands activities in northern Alberta.  Our growth plan for this part of our business includes the expansion of these properties where we believe there is durable long-term demand.   During 2015, we added 635 rooms (net of retirements) to our major oil sands lodges.  Our Wapasu Creek Lodge is equivalent in size to the largest hotels in North America.

During the year ended December 31, 2015, over 75% of our Canadian revenue was generated by our eight major lodges. We provide our lodge services on a day rate or monthly rental basis and our customers typically commit for short to medium term contracts (from several months up to 10 years). Customers make a minimum nightly or monthly room commitment for the term of the contract, and the multi-year contracts typically provide for inflationary escalations in rates for increased food, labor and utilities costs.

Canadian LNG Lodge

During the fourth quarter of 2015, in Kitimat, British Columbia, we built 436 rooms during the initial development of our Sitka Lodge. Most of these rooms are under contract to LNG Canada, a large LNG export project proposed by a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc (50 percent), and affiliates of PetroChina (20 percent), Korea Gas Corporation (15 percent) and Mitsubishi Corporation (15 percent). The initial phase of this location features catering services and recreational facilities and the ability to expand should demand for rooms in the region warrant.

Canadian Lodge Locations

Rooms in our Canadian Lodges

		Extraction	As of December 31,
Lodges	Region	Technique	2015	2014	2013

Wapasu	N. Athabasca	mining	5,174	5,174	5,174
Athabasca (1)	N. Athabasca	mining	2,005	2,005	1,557
McClelland Lake	N. Athabasca	mining	1,997	1,888	---
Henday (1)	N. Athabasca	mining/in situ	1,698	1,698	1,698
Beaver River	N. Athabasca	mining	1,094	1,094	1,094
Conklin	S. Athabasca	mining/in situ	700	700	1,036
Anzac	S. Athabasca	in situ	526	526	526
Mariana Lake (2)	S. Athabasca	mining	526	---	---
Lakeside (3)	N. Athabasca	mining	---	---	510
Subtotal – Oil Sands			13,720	13,085	11,595
Sitka Lodge	Kitimat, BC	LNG	436	---	---
Total Rooms			14,156	13,085	11,595

(1)	Currently closed due to low activity level in the region.
(2)	During the third quarter of 2015, we redeveloped our Mariana Lake location and reclassified the location as an oil sands lodge.
(3)	In late 2014, we received notice from our landlord to move off the site. The lodge was permanently closed during the fourth quarter of 2014.

Open Camps

In addition to our lodges, we have five open camps in Alberta, British Columbia, Saskatchewan and Manitoba. The major differentiator between lodges and open camps is the size of the facility. Open camps are generally smaller facilities that provide a level of amenity similar to that of one of our larger lodges including quality accommodation and food services, satellite television, fitness facilities and on-site laundry. We own the land where all of our open camp assets are located except for Geetla Lodge, which is on leased land. In early 2015, we renewed our Mariana Lake Lodge lease for a term through 2025, and this location was reclassified as an oil sands lodge in the third quarter of 2015. In March 2015, we vacated the Redvers Lodge lease due to the negative outlook for future occupancy. Open camps are typically utilized for exploratory, seasonal or short-term projects. Therefore, customer commitments for open camps tend to be shorter in initial duration (six to eighteen months). Open camps may be operational for twelve months or several years or transition into lodges depending on customer demand. Over time, room counts may fluctuate up or down depending on demand in the region. If the demand in a region decreases, open camps can be relocated to areas of greater activity. We provide accommodation services at our open camps on a day rate basis. Open camp revenue comprises a portion of “Other Revenue” in our Canadian segment.

Our Alberta open camps service the Athabasca and Peace River oil sands as well as conventional and shale play oil and gas developments and infrastructure expansions. Geetla Lodge services the Horn River Basin in British Columbia.

Rooms in our Canadian Open Camps

		As of December 31,
Open Camps	Province	2015	2014	2013

Mariana Lake (1)	Alberta	---	435	486
Boundary (2)	Saskatchewan	346	346	346
Waskada	Manitoba	---	---	196
Antler River (2)	Manitoba	254	212	---
Red Earth	Alberta	114	114	114
Redvers	Saskatchewan	---	102	102
Geetla (2)	British Columbia	81	81	81
Christina Lake	Alberta	35	35	65
Total Rooms		830	1,325	1,390

(1)	During the third quarter of 2015, we redeveloped our Mariana Lake location and reclassified the location as an oil sands lodge.
(2)	Currently closed due to low activity level in the region.

Mobile Fleet

Our mobile fleet consists of modular, skid-mounted accommodations and central facilities that can be configured to quickly serve a multitude of short to medium term accommodation needs. The dormitory, kitchen and ancillary assets can be rapidly mobilized and demobilized and are scalable to support 200 to 800 people in a single location. In addition to asset rental, we provide catering, cleaning and housekeeping as well as camp management services, including fresh water and sewage hauling services. Our mobile fleet services the traditional oil and gas sector in Alberta and British Columbia and in situ oil sands drilling and development operations in Alberta as well as pipeline construction crews throughout Western Canada. The assets have also been used in the past in disaster relief efforts, the 2010 Vancouver Winter Olympic Games and a variety of other non-energy related projects.

Our mobile fleet assets are rented on a per unit basis based on the number of days that a customer utilizes the asset. In cases where we provide catering or ancillary services, the contract can provide for per unit pricing or cost-plus pricing. Customers are also typically responsible for mobilization and demobilization costs. Our focus on ancillary service contracts has allowed us to successfully pursue catering only opportunities. Due to the business nature of servicing client-owned facilities, this business easily fits into our overall business. Aside from the traditional workforce accommodations, we are expanding our target markets to areas such as institutional, educational and entertainment facilities. Mobile fleet revenue comprises a portion of “Other Revenue” in our Canadian segment.

Australia

Overview

During the year ended December 31, 2015, we generated 26% of our revenue from our Australian operations.  As of December 31, 2015, we had 9,296 rooms across ten villages, of which 7,392 rooms service the Bowen Basin region of Queensland, one of the premier metallurgical (met) coal basins in the world. We provide accommodation services on a day rate basis to mining and related service companies (including construction contractors) typically under medium-term contracts (three to five years) with minimum nightly room commitments. During 2015, no further rooms were added (net of retirements) to our Australian villages.

Australian Market

As the largest contributor to exports and a major contributor to the country’s gross domestic product, employment and government revenue, the Australian natural resources sector plays a vital role in the Australian economy.  Australia has broad natural resources, including met and thermal coal, conventional and coal seam gas, base metals, iron ore and precious metals such as gold. The growth of Australian natural resource commodity exports over the last decade has been largely driven by strong Asian demand for coal, iron ore and LNG. Australia’s resources are primarily located in remote regions of the country that lack infrastructure and resident labor forces to develop these resources. Approximately 60% of the Australian population is located in five cities, which are all located on the coast of Australia, and over 90% of the population lives in the southern half of the country. Sufficient local labor is lacking near the major natural resources developments, which are primarily inland and in the central and northern parts of the country. As a result, much of the natural resources labor force works on a rotational basis, which often requires a commute from a major city or the coast and a living arrangement near the resource projects. Consequently, there is substantial need for workforce accommodations to support resource production in the country. Workforce accommodations have historically been built by the resource developer/owner, typical of an insourcing business model.

Since 1996, our Australian business has sought to change the insourcing business model through its integrated service offering, allowing customers to outsource their accommodations needs and focus their investment on resource production operations. Our Australian accommodations villages are strategically located in proximity to long-lived, low-cost mines operated by large mining companies.  The current activities of our Australian segment are primarily related to supplying accommodations in support of met coal mining in the Bowen Basin region of Queensland.

During the year ended December 31, 2015, our five villages in the Bowen Basin of central Queensland generated 81% of our Australian revenue. The Bowen Basin contains one of the largest coal deposits in Australia and is renowned for its premium met coal. Met coal is used in the steel making process and demand has largely been driven by global demand for steel finished goods and steel construction materials. More recently, growth in construction demand for steel products in emerging economies, particularly China, has slowed significantly, negatively impacting demand for the commodity. Australia is the largest exporter of met coal in the world, in addition to being in close proximity to the largest steel producing country in the world. Our villages are focused on the mines in the central portion of the basin and are well positioned for the active mines in the region.

Beyond the Bowen Basin, we serve several emerging markets with our four additional villages. At the end of 2015, we had two villages with over 1,000 combined rooms in the Gunnedah Basin, an emerging thermal and met coal as well as coal seam gas region of New South Wales. In Western Australia, we serve workforces related to iron ore port expansions and LNG facilities operations on the Northwest Shelf through our Karratha villages.

Australian Village Locations

Rooms in our Australian Villages

			As of December 31,
Villages	Resource Basin	Commodity	2015	2014	2013

Coppabella	Bowen	met coal	3,048	3,048	3,048
Dysart	Bowen	met coal	1,798	1,798	1,912
Moranbah	Bowen	met coal	1,240	1,240	1,240
Middlemount	Bowen	met coal	816	816	816
Boggabri	Gunnedah	met/thermal coal	662	662	508
Narrabri	Gunnedah	met/thermal coal	502	502	502
Nebo	Bowen	met coal	490	490	490
Calliope (1)	---	LNG	300	300	300
Kambalda (2)	---	Gold	232	232	238
Karratha	Pilbara	LNG, iron ore	208	208	208
Total Rooms			9,296	9,296	9,262

(1)	Currently closed due to low activity level in the region.
(2)	Closed in June 2015 due to lack of contract renewals.

Our Australian segment operated ten villages with 9,296 rooms as of December 31, 2015 and has a significant development portfolio in Australia.  Our Australian business provides accommodation services to mining and related service companies under short- and medium-term contracts.  Our Australian accommodations villages are strategically located near long-lived, low-cost mines operated by large mining companies.   Our growth plan for this part of our business continues to include the expansion of these properties where we believe there is durable long-term demand.

Our Coppabella, Dysart, Moranbah, Middlemount and Nebo villages are located in the Bowen Basin. Coppabella, at over 3,000 rooms, is our largest village and provides accommodation to a variety of customers. The village supports both operational workforce needs and contractor needs with resort style amenities, including swimming pools, gyms, a walking track and a tavern. Our Nebo, Dysart, Moranbah and Middlemount Villages have a long history of providing service in the region.

In 2011, we opened Narrabri Village, the first village of its kind in New South Wales, to service met and thermal coal mines and coal seam gas in the Gunnedah Basin. Our newest village, Boggabri, opened in the third quarter of 2013. Boggabri Village, whose first stage, consisting of 508 rooms, opened in 2013, services the operating workforce of two customers with approved mines in the Gunnedah Basin. Karratha, in Western Australia, services workforces related to iron ore port expansions and LNG facilities operations on the Northwest Shelf.

U.S.

Overview

During the year ended December 31, 2015, our U.S. business generated 7% of our revenue. Our U.S. business has operational exposure to the Rocky Mountain corridor, the Bakken Shale region, the Permian Basin region of Texas and offshore locations in the Gulf of Mexico. The business provides open camp facilities and highly mobile smaller camps that follow drilling rigs and completion crews as well as accommodations, office and storage modules that are placed on offshore drilling rigs and production platforms.

U.S. Market

Onshore oil and natural gas development has historically been supported by local workforces traveling short to moderate distances to the worksites. With the development of substantial resources in regions such as the Bakken, Rockies and Permian Basin, labor demand has exceeded the local labor supply and accommodations infrastructure to support the demand. Consequently, demand for remote, scalable accommodations has developed in the U.S. over the past five years. Demand for accommodations in the U.S. has historically been tied to the level of oil and natural gas exploration and production activity, which is primary driven by oil and natural gas prices. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices.

U.S. Locations

Mobile Fleet

Our business in the U.S. consists primarily of mobile fleet assets, both in the lower 48 states, including the Rocky Mountain corridor, the Bakken Shale region, the Permian Basin region of Texas and in the Gulf of Mexico. We provide a variety of sizes and configurations to meet the needs of drilling contractors, completion companies, infrastructure construction projects and offshore drilling and completion activity. We provide quality catering and housekeeping services as well.

Our mobile fleet is rented on a per unit basis based on the number of days that a customer utilizes the asset. In cases where we provide catering or ancillary services, the contract can provide for per unit pricing or cost-plus pricing. Customers are also typically responsible for mobilization and demobilization costs.

Open Camps

		As of December 31,
	State	2015	2014	2013

West Permian	TX	310	310	166
Three Rivers (1)	TX	274	274	274
Killdeer	ND	235	235	126
Stanley House	ND	157	157	199
Total Rooms		976	976	765

(1)	Sold in January 2016.

We had four open camps in the U.S. comprised of 976 rooms as of December 31, 2015. We sold one of our camps in January 2016. Our Stanley House and Killdeer Lodge, which we opened in October 2013, provide accommodations support to the Bakken Shale region in North Dakota. Our West Permian Lodge supports the Permian Basin in West Texas.

Modular Construction and Manufacturing

As part of our integrated business model in North America, we utilize a flexible modular construction and manufacturing strategy that combines internal manufacturing capabilities and outsourced manufacturing partners to allow us to respond quickly to changing customer needs and timing.  As of December 31, 2015, we own one modular construction and manufacturing plant near Edmonton, Alberta, Canada. Our U.S. modular construction facility in Johnstown, Colorado was closed during the first quarter of 2015 and sold in the fourth quarter of 2015. In Australia, accommodation rooms are sourced from third-party manufacturers.  Our Canadian facility specializes in the design, engineering, production, transportation and installation of a variety of modular buildings, predominately for our own use.  In Canada, we have a staff of engineers and architects who have designed and delivered large and small projects. We are capable of taking highly replicable and well-designed manufactured buildings and our expertise in site layout combined with site-built components including landscaping, recreational facilities and certain common facilities to create a comfortable community within a community. We design accommodations facilities to suit the climate, terrain and population of a specific project site.

While we have traditionally focused our manufacturing efforts on our internal needs, from time to time we sell units to third parties. Revenues from the sale of accommodation units to third parties has been a small portion of our revenue and is included in “Other Revenue” in our Canadian and U.S. segments. We have not historically sold units to third parties in Australia.

Community Relations

Partnering with local and aboriginal communities is part of our long term strategy. In our Canadian operations, we have worked proactively with local aboriginal communities to develop mutually beneficial and long-term partnerships focused on employment, training, business development and community investments. For over a decade, our Canadian operations have supported two joint ventures, Buffalo Metis Catering and Metis Catering JV, with five Metis communities in the Regional Municipality of Wood Buffalo, to provide catering and housekeeping services at our lodges. Our efforts in this area were recognized in 2011 and 2012 through Alberta Chamber of Commerce industry awards of recognition for excellence in aboriginal relations business practices. During 2015, Civeo entered into partnerships with two First Nations in the northern Athabasca oil sands region and one in the southern Athabasca oil sands region.

In Australia, our community relations program also aims to build and maintain a social license to operate in regional communities by delivering consultation and engagement from project inception, through development, construction and operations. This is a major advantage for our business model as it ensures consistent communication, engenders trust and builds relationships to last throughout the resource lifecycle. There is an emphasis on developing partnerships that create a long-term sustainable outcome to address specific community needs. To that end, we partner with local municipalities to improve and expand municipal infrastructure. These improvements provide necessary infrastructure, allowing the local communities an opportunity to expand and improve.

Customers and Competitors

Our customers primarily operate in oil sands mining and development, drilling, exploration and extraction of oil and natural gas and coal and other extractive industries. To a lesser extent, we also support other activities, including pipeline construction, forestry, humanitarian aid and disaster relief, and support for military operations.  Our largest customers in 2015 were Imperial Oil Limited (a company controlled by ExxonMobil Corporation), Fort Hills Energy LP (a partnership between Suncor Energy Inc., Total E&P Canada Ltd and Teck Resources Limited) and BM Alliance Coal Operations Pty Ltd (an alliance between BHP Billiton and Mitsubishi), who each accounted for more than 10% of our 2015 revenues.

Our primary competitors in Canada in the open and mobile camp accommodations include ATCO, Black Diamond, Horizon North, Noralta Lodge and Clean Harbors, Inc. Some of these competitors have one or two locations similar to our oil sands lodges; however, based on our estimates, these competitors do not have the breadth or scale of our lodge operations. In Canada, we also compete against Aramark and Compass Group for facility management services.

Our primary competitors in Australia to our village accommodations are Ausco Modular (a subsidiary of Algeco Scotsman) and Fleetwood Corporation.  We also compete against Aramark, Sodexo and Compass Group for facility management services.

In the U.S., we primarily offer our open camp and mobile camps accommodations and compete against Stallion Oilfield Holdings, Inc., Target Logistics Management LLC (a subsidiary of Algeco Scotsman Global S.a.r.l.), HB Rentals (a subsidiary of Superior Energy Services) and Black Diamond.

Historically, many customers have invested in their own accommodations.  Management estimates that our existing and potential customers own approximately 50% of the rooms available in the Canadian oil sands and 60% of the rooms in the Australian coal mining regions.

Our Lodge and Village Contracts

During the year ended December 31, 2015, revenues from our lodges and villages represented over 75% of our consolidated revenues. Our customers typically contract for accommodations services under take-or-pay contracts with terms that most often range from several months to five years. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for services, including meals, utilities and maintenance for workers staying in the lodges and villages. In multi-year contracts, our rates typically have annual contractual escalation provisions to cover expected increases in labor and consumables costs over the contract term. Over the term of the contract, the customer commits to a minimum number of rooms over a determined period. In some contracts, customers have a contractual right to terminate rooms, for reasons other than a breach, in exchange for a termination fee. As of December 31, 2015, we had 36% of our rentable rooms committed for 2016 and 19% of our rentable rooms committed for 2017, respectively.

As of December 31, 2015, we had 7,019 rooms under contract, or 38% of our rentable rooms, respectively. The table below details the expiration of those contracts:

Contracted Room Expiration
2016	1,749
2017	2,665
2018	600
2019	—
2020	—
Thereafter	2,005
Total	7,019

The contracts expire throughout the year, and for many of the near term expirations, we are in the process of negotiating extensions or new commitments. We cannot assure that we can renew existing contracts or obtain new business on the same or better terms, if at all.

Seasonality of Operations

Our operations are directly affected by seasonal weather. A portion of our Canadian operations is conducted during the winter months when the winter freeze in remote regions is required for customers’ activity to occur. The spring thaw in these frontier regions restricts operations in the second quarter and adversely affects our operations and our ability to provide services. Our Canadian operations have also been impacted by forest fires and flooding in the past five years. During the Australian rainy season between November and April, our operations in Queensland and the northern parts of Western Australia can be affected by cyclones, monsoons and resultant flooding.  In the U.S., winter weather in the first quarter and the resulting spring break up in the second quarter have historically negatively impacted our Bakken and Rocky Mountain operations. Our U.S. offshore operations have historically been impacted by the Gulf of Mexico hurricane season from July through November.

Employees

As of December 31, 2015, we had approximately 1,900 full-time employees on a consolidated basis, 72% of whom are in Canada, 21% of whom are in Australia and 7% of whom are in the U.S.  We were party to collective bargaining agreements covering approximately 900 employees located in Canada and 140 employees located in Australia as of December 31, 2015.

Government Regulation

Our business is significantly affected by foreign and U.S. laws and regulations at the federal, provincial, state and local levels relating to the oil, natural gas and mining industries, worker safety and environmental protection. Changes in these laws, including more stringent regulations and increased levels of enforcement of these laws and regulations, and the development of new laws and regulations could significantly affect our business and result in:

●	increased compliance costs or additional operating restrictions associated with our operations or our customers’ operations;

●	other increased costs to our business or our customers’ business;

●	reduced demand for oil, natural gas, and other natural resources that our customers produce; and

●	reduced demand for our services.

To the extent that these laws and regulations impose more stringent requirements or increased costs or delays upon our customers in the performance of their operations, the resulting demand for our services by those customers may be adversely affected, which impact could be significant and long-lasting. Moreover, climate change laws or regulations could increase the cost of consuming, and thereby reduce demand for, oil and natural gas, which could reduce our customers’ demand for our services. We cannot predict changes in the level of enforcement of existing laws and regulations, how these laws and regulations may be interpreted or the effect changes in these laws and regulations may have on us or our customers or on our future operations or earnings. We also are not able to predict the extent to which new laws and regulations will be adopted or whether such new laws and regulations may impose more stringent or costly restrictions on our customers or our operations.

Our operations and the operations of our customers are subject to numerous stringent and comprehensive foreign, federal, provincial, state and local environmental laws and regulations governing the release or discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly yet critical. The violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, modification or cessation of operations, assessment of administrative and civil penalties, and even criminal prosecution. We believe that we are in substantial compliance with existing environmental laws and regulations and we do not anticipate that future compliance with existing environmental laws and regulations will have a material effect on our financial condition, results of operations or cash flows.  However, there can be no assurance that substantial costs for compliance or penalties for non-compliance with these existing requirements will not be incurred in the future by us or our customers. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations and enforcement policies or more stringent enforcement of existing environmental laws and regulations, could result in additional costs or liabilities upon us or our customers that we cannot currently quantify.

Canadian Environmental Regulations

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

In June 2014, the Canadian government announced proposed new regulations to impose mandatory emissions standards for industry. The proposed standards will impact nitrous oxide (NOx) and Sulphur dioxide (SO2) emissions from regulated boilers and stationary engines. These regulations have not yet been passed but if passed, could affect the oil and gas sector as they will impact emission performance standards for compressors and boilers used in conventional and steam assisted gravity operations in the oil sands.

Scientific studies have suggested that emissions of greenhouse gases (GHG), including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climatic changes.  On January 29, 2010, Canada affirmed its desire to be associated with the Copenhagen Accord that was negotiated in December 2009 as part of the international meetings on climate change regulation in Copenhagen.  The Copenhagen Accord, which is not legally binding, allows countries to commit to specific efforts to reduce GHG emissions, although how and when the commitments may be converted into binding emission reduction obligations, if ever, is currently uncertain.  Pursuant to the Copenhagen Accord process, Canada has indicated an economy-wide GHG emissions target that equates to a 17 per cent reduction from 2005 levels by 2020, and the former Canadian Conservative federal government indicated an objective of reducing overall Canadian GHG emissions by 60% to 70% from 2006 levels by 2050.  However, with current climate change measures in place, Canada’s GHG emissions are forecast to be almost exactly at 2005 levels by 2020 and federal regulations for the oil and gas sector have yet to be introduced.

In December 2015, 195 nations, including Canada, Australia, and the U.S., adopted the Paris Agreement at the 21st “Conference of the Parties” (COP 21). The Paris Agreement does not set legally binding emission reduction targets but does set a goal of limiting global temperature increases to less than 2° Celsius. Canada announced that it is in favor of the decision of the COP 21 to endeavor to take action to further limit global temperature increases to less than 1.5° Celsius. The Paris Agreement also requires parties to submit Intended Nationally Determined Contributions (INDCs) which set out their emission reduction targets and to renew these INDCs, with the goal of increasing the reductions, every five years. The Paris Agreement does not legally bind the parties to reach their INDCs, nor does it prescribe the measures it must take to achieve them. These measures are left to each participating nation. However, participating nations must submit their INDCs every five years. Canada has not implemented any new regulations to achieve its INDC and is scheduled to meet with representatives of the provincial governments by mid-March 2016 to determine an agreed upon approach for Canada to obtain its INDC. It is expected that the new liberal federal government may commit to a more ambitious INDC than the preceding conservative federal government. Without new regulation from the federal government yet in place, it is not possible to determine the impact that implementation of new federal or provincial regulatory changes could have, but they may result in additional costs or liabilities for our customers’ operations.

Additionally, GHG regulation can take place at the provincial and municipal level. For example, Alberta’s Climate Change and Emissions Management Act provides a framework for managing GHG emissions by reducing specified gas emissions, relative to total production from facilities that emit over 100,000 tons of carbon dioxide equivalent per year. The accompanying regulation, the Specified Gas Emitters Regulation, requires mandatory emissions reductions through the use of emissions intensity targets, and a company can meet the applicable emissions limits by making emissions intensity improvements at regulated facilities, offsetting GHG emissions by purchasing offset credits or emission performance credits in the open market or acquiring “fund credits” (akin to allowances) by making payments for each ton of GHG emissions over the required reduction target to the Alberta Climate Change and Emissions Management Fund.  In June, 2015, the government of Alberta amended the Specified Gas Emitters Regulation to increase the price per fund credit from $15 to $20 per credit in 2016 and to $30 per credit in 2017. In addition, the amended Specified Gas Emitter Regulation also increased the required emission reductions for regulated facilities from 12% below an established baseline in 2015 to 15% in 2016 and 20% in 2017. These amendments are likely to significantly increase the cost of compliance for our customers. There are financial penalties for non-compliance for every ton of carbon dioxide equivalent over a facility’s net emission intensity limit as well as for contraventions of other provisions contained in the Specified Gas Emitters Regulation. Further, the Specified Gas Reporting Regulation imposes GHG emissions reporting requirements on a company that has GHG emissions of 50,000 tons or more of carbon dioxide equivalent from a facility in a calendar year.  In addition, Alberta facilities must currently report emissions of industrial air pollutants and comply with obligations in approvals and under other environmental regulations.

In addition to the amendments to the Specified Gas Emitters Regulation discussed above, the government of Alberta announced a new Climate Leadership Plan (the CLP) in November 2015 that is intended to replace the current Specified Gas Emitter Regulation in 2018. It has broader application than the Specified Gas Emitters Regulation and is intended to cover 78-90% of emissions, largely by putting a levy on emissions from the combustion of all fossil fuels, with limited exceptions. This is expected to be implemented at the fuel distributor level, so that it will add to the cost of most fossil based fuels. The CLP also targets the phasing out of coal generated electricity (or the emissions therefrom) by 2030. It also targets a 45% reduction in methane emissions from oil and gas operations by 2025. It is not certain how this will be achieved, but it is contemplated that new performance standards emissions from equipment will be incentivized and potentially mandated. Lastly, the CLP contemplates a cap on oil sands emissions at 100 million tonnes a year. The regulations to implement the CLP are anticipated in late 2016 and expected to be effective in 2017. The combination of the announced carbon levy and coal phase out is expected to increase fuel and electricity prices, which could have an impact on our operating costs. The direct and indirect costs of these regulatory changes may adversely affect our operations and financial results as well as those of our customers with whom we conduct business.

In July 2008, the province of British Columbia implemented a revenue neutral carbon tax of $10 per tonne, which graduated to the final scheduled increase to $30 per tonne in July 2012. The carbon tax is imposed at the fuel distributor level to encourage fuel consumers to use less fossil fuel and reduce their greenhouse gas emissions. The government of British Columbia has not announced any intentions to increase the carbon tax, but could do so in the future.

To ensure that it meets its INDC commitments under the Paris Agreement, the Canadian federal government may elect to impose further regulation on GHG emissions and may wish to enter into equivalency agreements with provinces to establish a consistent regulatory regime for GHGs. However, the federal government’s determination is currently uncertain and could possibly result in overlapping levels of regulation. The direct and indirect costs of these regulations may adversely affect our operations and financial results as well as those of our customers.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as higher sea levels, increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

The Canadian Species at Risk Act is intended to prevent wildlife species in Canada from disappearing and to provide for the recovery of wildlife species that no longer exist in the wild in Canada, or that are endangered or threatened as a result of human activity, and to manage species of special concern to prevent them from becoming endangered or threatened. The designation of previously unprotected species as threatened or endangered in areas of Canada where our customers’ oil and natural gas exploration and production operations are conducted could cause them to incur increased costs arising from species protection measures or could result in limitations on their exploration and production activities, which could have an adverse impact on demand for our services.

Other Canadian Regulations

In June 2015, the government of Alberta announced that it would strike a panel to review and recommend changes to Alberta’s oil and gas royalty framework. The government  released the panel’s report on January 29, 2016. The four overarching recommendations made by the panel were to (1) establish guiding principles and design criteria for Alberta’s royalty framework; (2) modernize the royalty framework for crude oil, liquids and natural gas; (3) enhance the royalty process for oil sands; and (4) seize opportunities for value-added processing.  It is expected that the government will implement legislation and regulatory changes in the coming months to give effect to the panel’s recommendations. Until these legislative and regulatory changes are implemented, the panel’s recommendations will not have the effect of law. Until the legislative and regulatory changes are announced, it is difficult to say what the impact on our customers will be and how it will affect our business.

On July 1, 2015, the government of Alberta increased Alberta’s corporate tax rate from 10% to 12%. This increase is expected to have a commensurate impact on our financial results and that of our customers in relation to previous years.

Australian Environmental Regulations

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

U.S. Environmental Regulations

The Clean Water Act, as amended, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the U.S. Environmental Protection Agency (EPA) or authorized state agencies.  Many of our U.S. properties and operations require permits for discharges of wastewater and/or storm water, and we have developed a system for securing and maintaining these permits. In addition, the Oil Pollution Act of 1990, as amended (OPA), imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the U.S.  A responsible party under OPA includes the owner or operator of an onshore facility or vessel, or the lessee or permittee of the area in which an offshore facility is located.  The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the OPA, require the development and implementation of spill prevention and response plans and impose liability for the remedial costs and associated damages arising out of any unauthorized discharges.

The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including, offshore and onshore oil and natural gas production facilities, on an annual basis. In addition, the EPA has proposed new regulations that would further restrict GHG emissions, such as new standards for methane and volatile organic compound (VOC) emissions from oil and gas sources, which the EPA proposed in September 2015. In February 2016, the Bureau of Land Management (BLM) proposed new regulations to reduce “waste” of natural gas—of which methane is a primary constituent—from venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian lands. In October 2015, the EPA finalized the Clean Power Plan, which imposes additional obligations on the power generation sector to reduce GHG emissions. However, on February 9, 2016, the U.S. Supreme Court stayed implementation of the Clean Power Plan pending resolution of legal challenges to the rule. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years.  In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs.  Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for oil and natural gas, which could reduce our customers’ demand for our services.  Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations.

Our operations as well as the operations of our customers are also subject to various laws and regulations addressing the management, disposal and releases of regulated substances. For example, in the U.S., the federal Resource Conservation and Recovery Act, as amended (RCRA) and comparable state statutes regulate the generation, storage, treatment, transportation, disposal and cleanup of hazardous and non-hazardous solid wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes. Moreover, the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA), also known as the Superfund law, and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate materials in the course of our operations that may be regulated as hazardous substances. In the event of mismanagement or release of regulated substances upon properties where we conduct operations, we could become subject to liability and/or obligations under CERCLA, RCRA and/or analogous state laws. Under such laws, we could be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial operations to prevent future contamination.

The federal Endangered Species Act, as amended (ESA), restricts activities in the U.S. that may affect endangered or threatened species or their habitats. If endangered species are located in areas of the U.S. where our oil and natural gas exploration and production customers operate, such operations could be prohibited or delayed or expensive mitigation may be required.  Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in 2011, the U.S. Fish and Wildlife Service is required to make a determination on listings of more than 250 species as endangered or threatened under the ESA before the end of the agency’s 2017 fiscal year.

The designation of previously unprotected species as threatened or endangered in areas of the U.S. where our customers’ oil and natural gas exploration and production operations are conducted could cause them to incur increased costs arising from species protection measures or could result in limitations on their exploration and production activities, which could have an adverse impact on demand for our services.

Hydraulic fracturing is a process sometimes used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state oil and natural gas regulators, but EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (SDWA) over, and issued permitting guidance in February 2014 for, certain hydraulic fracturing activities involving the use of diesel fuels. In May 2014, EPA issued an advance notice of proposed rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act (TSCA) to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In March 2015, BLM issued a final rule that imposes requirements on hydraulic fracturing activities on federal and Indian lands, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water; similar rules have been proposed for hydraulic fracturing activities on National Park and National Wildlife Refuge System lands. However, in September 2015, the U.S. District Court for the District of Wyoming issued a preliminary injunction staying effectiveness of the BLM rule pending resolution of legal challenges to the rule. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of chemicals used in the hydraulic fracturing process. Some states and local governments also have adopted or are considering adopting regulations to restrict or ban hydraulic fracturing in certain circumstances. Moreover, ongoing governmental reviews of the environmental impacts of hydraulic fracturing by EPA and other agencies could lead to further regulation of hydraulic fracturing. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

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

Risks Related to Our Business

Decreased customer expenditure levels have adversely affected and may continue to adversely affect our results of operations.

Demand for our services is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas and mining companies. Throughout 2015 and continuing into 2016, our customers’ expenditures have declined significantly due to the long-term decline in commodity prices. If our customers’ expenditures continue to decline in regions where our facilities are located, our business will be further adversely impacted. The oil and gas and mining industries’ willingness to explore, develop and produce depends largely upon the availability of attractive resource prospects and the prevailing view of future commodity prices, which over the past year, has not been positive. Prices for oil, coal, natural gas, and other minerals are subject to large fluctuations in response to changes in the supply of and demand for these commodities, market uncertainty, and a variety of other factors that are beyond our control. Accordingly, a sudden or long-term decline in commodity pricing, or a continuation of the current depressed commodity price environment, would have material adverse effects on our results of operations.

In the fourth quarter 2015 and continuing into 2016, global oil prices have dropped to their lowest levels in over 10 years due to concerns over global oil demand, the economic growth rate in China, the overall economic health of Europe and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply and higher than normal inventory levels have also negatively impacted pricing. With falling Brent Crude and West Texas Intermediate (WTI) oil prices, Western Canadian Select (WCS) has also fallen. WCS prices in the fourth quarter of 2015 averaged $27.82 per barrel compared to $57.75 per barrel in the fourth quarter of 2014 and $73.48 per barrel in 2013. As of February 19, 2016, the WTI price was $29.64, and the WCS price was $19.20. In addition, met coal prices have decreased materially from approximately $119/metric ton as of December 31, 2014 to approximately $89/metric ton as of December 31, 2015 due to a declining demand for steel and the impact of a stronger U.S. dollar. As of February 19, 2016, met coal prices were $81/metric ton. Commodity prices, particularly with respect to the oil sands and Australian met coal production, could continue to deteriorate. The existing commodity price environment has significantly depressed exploration, development, and production activity. A sustained continuation of these prices or further deterioration is likely to continue to depress activity levels, often reflected as reductions in employees or resource production, and have a material adverse effect on our financial position, results of operations or cash flows.

Additionally, significant new regulatory requirements, including climate change legislation, could have an impact on the demand for and the cost of producing oil, coal and natural gas in the regions where we operate. Many factors affect the supply of and demand for oil, coal, natural gas and other minerals and, therefore, influence product prices, including:

●	the level of activity and developments in the Canadian oil sands;

●	the global level of demand, particularly from China, for coal and other natural resources produced in Australia;

●	the availability of economically attractive oil and natural gas field prospects, which may be affected by governmental actions or environmental activists which may restrict development;

●	the availability of transportation infrastructure for oil, natural gas, LNG and coal, refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

●	global weather conditions and natural disasters;

●	worldwide economic activity including growth in developing countries, such as China and India;

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

Our failure to retain our current customers, renew our existing customer contracts and obtain new customer contracts, or the termination of existing contracts, could adversely affect our business.

Our success depends on our ability to retain our current customers, renew or replace our existing customer contracts and obtain new business. Our ability to do so generally depends on a variety of factors, including overall customer expenditure levels and the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We cannot assure you that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing, or at all, or that our current customers will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. Because global oil prices dropped to their lowest level in over 10 years in the first quarter of 2016 and met coal prices have continued to decline, our customers may not renew contracts on terms favorable to us or, in some cases, at all, and we may have difficulty obtaining new business. Additionally, several contracts have clauses that allow termination upon the payment of a termination fee. As a result, our customers may choose to terminate their contracts. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness like those we are currently experiencing. Further, certain of our customers may not reach positive final investment decisions on projects with respect to which we have been awarded contracts to provide related accommodation, which may cause those customers to terminate the contracts. Customer contract cancellations, the failure to renew a significant number of our existing contracts or the failure to obtain new business would have a material adverse effect on our business and results of operations.

Due to the cyclical nature of the natural resources industry, our business may be adversely affected by extended periods of low oil, coal or natural gas prices or unsuccessful exploration results may decrease our customers’ spending and therefore our results.

Commodity prices have been and are expected to remain volatile. This volatility causes oil and gas and mining companies to change their strategies and expenditure levels. Prices of oil, coal and natural gas can be influenced by many factors, including reduced demand due to lower global economic growth, surplus inventory, improved technology such as the hydraulic fracturing of horizontally drilled wells in shale discoveries, access to potential productive regions and availability of required infrastructure to deliver production to the marketplace. In particular, global demand for both oil and metallurgical coal is, at least partially, dependent on the growth of the Chinese economy. Should gross domestic product growth in China slow further or contract, demand for oil and metallurgical coal and, correspondingly, our accommodations would fall, which would negatively impact our financial results.

Our business typically supports projects that are capital intensive and require several years to generate first production. The economic analyses conducted by our customers in oil sands, Australian mining and LNG investment areas have historically assumed a relatively conservative longer-term price outlook for production from such projects to determine economic viability. Because global oil prices dropped to their lowest level in over 10 years in the first quarter of 2016 and met coal prices have continued to decline, our customers have reduced or deferred, and may continue to reduce or defer, major expenditures, particularly in Canada and Australia, given the long-term nature of many large scale development projects, adversely affecting our revenues and profitability. In Canada, WCS crude is the benchmark price for our oil sands accommodations’ customers. Historically, WCS has traded at a discount to WTI. Should the price of WTI decline or the WCS discount to WTI widen further, our oil sands customers may delay or eliminate additional investments, further reduce their spending in the oil sands region or curtail or shut-down additional existing operations. Similarly, the volumes and prices of the mineral products of our customers, including coal and gold, have historically varied significantly and are difficult to predict. The demand for, and price of, these minerals and commodities is highly dependent on a variety of factors, including international supply and demand, the price and availability of alternative fuels, actions taken by governments and global economic and political developments. Mineral and commodity prices have fluctuated in recent years and may continue to fluctuate significantly in the future. No assurance can be given regarding future volumes or prices relating to the activities of our customers. We have experienced in the past, and expect to experience in the future, significant fluctuations in operating results based on these changes.

In addition, the carrying value of our lodges or villages could be reduced by extended periods of limited or no activity by our customers, which has required us to record impairment charges equal to the excess of the carrying value of the lodges or villages over fair value. We recorded impairments of our long-lived assets, including intangibles, of $79.7 million and $87.8 million in 2015 and 2014, respectively. We also recorded goodwill impairments of $43.2 million and $202.7 million in 2015 and 2014, respectively. We may incur additional asset impairment charges in the future, which charges will affect negatively our results of operations and financial condition.

Exchange rate fluctuations could adversely affect our U.S. dollar reported results of operations and financial position.

Currency exchange rate fluctuations can create volatility in our consolidated financial position, results of operations and/or cash flows. Because our consolidated financial results are reported in U.S. dollars, if we generate net revenues or earnings in countries whose currency is not the U.S. dollar, the translation of such amounts into U.S. dollars can result in an increase or decrease in our reported revenues, net income and cash flows depending upon exchange rate movements. For the year ended December 31, 2015, 93% of our revenues originated from subsidiaries outside of the U.S. and were denominated in either the Canadian dollar or the Australian dollar. As a result, a material decrease in the value of these currencies relative to the U.S. dollar has had, and may have in the future, a negative impact on our reported revenues, net income and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition and results of operations.

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

A significant portion of our revenue is attributable to operations in Canada and Australia. These activities accounted for 93% of our consolidated revenue in the year ended December 31, 2015. Risks associated with our operations in Canada and Australia include, but are not limited to:

●	international currency fluctuations;

●	different taxing regimes;

●	changing political conditions;

●	changing international and U.S. monetary policies;

●	regional economic downturns;

●	expropriation, confiscation or nationalization of assets; and

●	foreign exchange limitations.

The regulatory regimes in these countries are substantially different than those in the United States, and are unfamiliar to U.S. investors. Violations of non-U.S. laws could result in monetary and criminal penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

All but one of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease, we could be materially and adversely affected.

All but one of our major Canadian lodges are located on land subject to leases. Accordingly, while we own the accommodations assets, we only own a leasehold in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site. Generally, our leases have an initial term of ten years and will expire between 2016 and 2026 unless extended. We can provide no assurances that we will be able to renew our leases upon expiration on similar terms, or at all. If we are unable to renew leases on similar terms, it may have an adverse effect on our business.

Due to the significant concentration of our business in the oil sands region of Alberta, Canada and in the Bowen Basin coal region of Queensland, Australia, adverse events in these areas could negatively impact our business, and our geographic concentration could limit the number of customers seeking our services.

Because of the concentration of our business in the oil sands region of Alberta, Canada and in the coal producing region of Queensland, Australia, two relatively small geographic areas, we have increased exposure to political, regulatory, environmental, labor, climate or natural disaster events or developments that could disproportionately impact our operations and financial results. For example, in 2011, major flooding caused by seasonal rain and a cyclone impacted areas near our villages in Australia. Also in 2011, forest fires in northern Alberta impacted areas near our Canadian oil sands lodges. Due to our geographic concentration, any adverse events or developments in our operating areas may disproportionately affect our financial results.

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

Development of permanent infrastructure in the Canadian oil sands region, the west coast of British Columbia, regions of Australia or various U.S. locations where we locate our assets could negatively impact our business.

We specialize in providing housing and personnel logistics for work forces in remote areas which often lack the infrastructure typically available in nearby towns and cities. If permanent towns, cities and municipal infrastructure develop, grow or otherwise become available in the oil sands region of northern Alberta, Canada, the west coast of British Columbia or regions of Australia where we locate villages, then demand for our accommodations could decrease as customer employees move to the region and choose to utilize permanent housing and food services.

We depend on several significant customers. The loss of one or more such customers or the inability of one or more such customers to meet their obligations to us could adversely affect our results of operations.

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

As a result of our customer concentration, risks of nonpayment and nonperformance by our counterparties are a concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Throughout 2015 and continuing into 2016, commodity prices have declined significantly, and the capital markets and availability of credit have been constrained. Additionally, many of our customers’ equity values have declined and could decline further. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may continue to result in a significant reduction in our customers’ liquidity and could impair their ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

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

Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages and other labor related expenses, insurance, fuel and utilities, especially to the extent we are unable to recover such increased costs through increases in the prices for our services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our customer contracts. Substantial increases in the cost of fuel and utilities have historically resulted in cost increases in our lodges and villages. From time to time we have experienced increases in our food costs. While we believe a portion of these increases were attributable to fuel prices, we believe the increases also resulted from rising global food demand. In addition, food prices can fluctuate as a result of foreign exchange rates and temporary changes in supply, including as a result of incidences of severe weather such as droughts, heavy rains and late freezes. While our long term contracts often provide for annual escalation in our room rates for food, labor and utility inflation, we may be unable to fully recover costs and such increases would negatively impact our profitability on contracts that do not contain such inflation protections.

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

Our land banking strategy is focused on investing early in land in order to gain a strategic, early mover advantage in an emerging region or resource play. However, we cannot assure you that all land that we purchase or lease will be in a region in which our customers require our services in the future. We also cannot assure you that the property acquired by us will be profitably developed. Our land banking strategy involves significant risks that could adversely affect our financial condition, results of operations, cash flow and the market price of our securities, which include the following risks:

●	the regions in which we invest may not develop or sustain adequate customer demand;

●

we may incur costs to acquire land and/or construct assets without securing a customer contract or prior to finalization of an accommodations contract with a customer and, if the contract is not obtained or delayed, the resulting impact could result in an impairment of the related investment;

●	during the time between acquisition and use, and depending on adjacent uses of the land, the property may become unusable or require costly remediation efforts due to environmental damage;

●	we may not be able to obtain financing for development projects on favorable terms or at all;

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

The cyclical nature of our business and a severe prolonged downturn has and could in the future negatively affect the value of our long-lived assets.

We recorded impairments of our long-lived assets, including intangibles, of $79.7 million and $87.8 million in 2015 and 2014, respectively. We also recorded goodwill impairments of $43.2 million and $202.7 million in 2015 and 2014, respectively.

Extended periods of limited or no activity by our customers at our lodges or villages could require us to record further impairment charges equal to the excess of the carrying value of the lodges or villages over fair value. Although our goodwill balance at December 31, 2015 was fully impaired, we may recognize additional impairment losses on our long-lived assets in the future if, among other factors:

●	global economic conditions remain depressed or further deteriorate, including a further decrease in the price of or demand for oil and natural gas;

●

the outlook for future profits and cash flow for our Canadian reporting unit deteriorates as the result of many possible factors, including, but not limited to, increased or unanticipated competition, technology becoming obsolete, need to satisfy changes in customers’ accommodations requirements, further reductions in customer capital spending plans, loss of key personnel, adverse legal or regulatory judgment(s), future operating losses at a reporting unit, downward forecast revisions or restructuring plans or if certain of our customers do not reach positive final investment decisions on projects with respect to which we have been awarded contracts to provide related accommodation, which may cause those customers to terminate the contracts;

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

Any adoption of these or similar proposals by Canadian, Australian, U.S. federal, regional, provincial or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services. See “Business—Government Regulation” in Item 1 for a more detailed description of our climate-change related risks.

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

Additionally, an acquisition may bring us into businesses we have not previously conducted and expose us to additional business risks that are different from those we have previously experienced. If we fail to manage any of these risks successfully, our business could be harmed. Our capitalization and results of operations may change significantly following an acquisition, and our shareholders may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

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

In addition, we significantly increased our capacity in the Canadian oil sands region over the past eight years and in Australia over the past five years based on our previous expectations for customer demand for accommodations in these areas. However, due to the sustained decline in commodity prices throughout 2015 and continuing into 2016, customer demand for accommodations in those areas has decreased significantly, and we have experienced a corresponding significant decrease in our occupancy and profitability. Should our customers build their own facilities to meet their accommodations needs or our competitors likewise increase their available accommodations, or activity in the oil sands or natural resources regions declines further, demand and/or pricing for our accommodations could further decrease, negatively impacting our profitability.

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

As of December 31, 2015, we were party to collective bargaining agreements covering approximately 900 employees in Canada and 140 employees in Australia. In addition, our facilities serving oil sands development work in Northern Alberta, Canada and mining operations in Australia house both union and non-union customer employees. We have not experienced strikes, work stoppages or other slowdowns in the past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations, which could adversely affect our business, financial condition and results of operations. Our current collective bargaining agreements in Canada expire between 2016 and 2019 and in Australia in 2015 and 2016.

The enforcement of civil liabilities against Civeo may be more difficult.

Civeo is a Canadian company and a substantial portion of its assets are located outside the U.S. As a result, investors could experience more difficulty enforcing judgments obtained against us in U.S. courts than would be the case for U.S. judgments obtained against a U.S. company. In addition, some claims may be more difficult to bring against Civeo in Canadian courts than it would be to bring similar claims against a U.S. company in a U.S. court.

Our historical combined financial information may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

The historical combined financial information for periods prior to the Spin-off that we have included in this annual report has been derived from Oil States’ accounting records and may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent, stand-alone entity during the periods presented or those that we will achieve in the future. Oil States did not account for us, and we were not operated, as a separate, stand-alone company for the historical periods prior to the Spin-off. The costs and expenses reflected in such financial information include an allocation for certain corporate functions historically provided by Oil States, including expense allocations for: (1) certain corporate functions historically provided by Oil States, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services; (2) certain employee benefits and incentives; and (3) equity-based compensation, that may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Oil States personnel, a pro-rata basis of headcount or other relevant measures of our business and Oil States and its subsidiaries. We have not adjusted our historical combined financial information for periods prior to the Spin-off to reflect changes that occurred in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including increased costs associated with an independent board of directors, SEC reporting and the NYSE requirements. Therefore, our historical financial information for periods prior to the Spin-off may not necessarily be indicative of what our financial position, results of operations or cash flows will be in the future. For additional information, see “Selected Historical Financial Data” in Item 6 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8 of this annual report.

We may increase our debt or raise additional capital in the future, which could affect our financial condition, may decrease our profitability or could dilute our shareholders.

We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of our preferred shares, the terms of the debt or our preferred shares issued may give the holders rights, preferences and privileges senior to those of holders of our common shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your ownership in us would be diluted. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us.

Our Amended Credit Facility contains operating and financial restrictions that may restrict our business and financing activities.

Our Amended Credit Facility contains, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us. The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.0 to 1.0 (as of December 31, 2015).

The permitted level of the maximum leverage ratio changes over time, as illustrated in the table below.

Period Ended	Maximum Leverage Ratio

December 31, 2015	4.00 : 1.00
March 31, 2016	4.25 : 1.00
June 30, 2016	5.25 : 1.00
September 30, 2016	5.50 : 1.00
December 31, 2016	5.50 : 1.00
March 31, 2017	5.25 : 1.00
June 30, 2017	5.25 : 1.00
September 30, 2017	5.00 : 1.00
December 31, 2017	5.00 : 1.00
March 31, 2018	4.75 : 1.00
June 30, 2018	3.75 : 1.00
September 30, 2018 & thereafter	3.50 : 1.00

Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges.

As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to comply with some of the covenants, ratios or tests contained in the Amended Credit Facility may be affected by events beyond our control. If market or other economic conditions remain depressed or further deteriorate, our ability to comply with these covenants, ratios or tests likely will be impaired. We may not be able to reduce our indebtedness to comply with these covenants. A failure to comply with these covenants, ratios or tests could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We currently have a substantial amount of indebtedness. As of December 31, 2015, we had approximately $349.5 million outstanding under the term loan portion of the Amended Credit Facility, $52.0 million outstanding under the revolving portion of the Amended Credit Facility, $5.1 million of outstanding letters of credit and capacity to borrow an additional $196.3 million under the revolving portion of the Amended Credit Facility. As of December 31, 2015, our borrowing capacity under the revolving portion of the Credit Facility was reduced by approximately $121.7 million due to the negative covenants. If market or other economic conditions remain depressed or further deteriorate, our borrowing capacity may be further reduced.

Our level of indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

●	our indebtedness may increase our vulnerability to general adverse economic and industry conditions;

●	the covenants contained in the Amended Credit Facility limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

●	our debt covenants also affect our flexibility in planning for, and reacting to, changes in the economy and in its industry; and

●	our indebtedness could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes.

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

We previously identified a material weakness in our disclosure controls and procedures and our internal controls, which we believe has been fully remediated. If we have inadequately remediated this material weakness or if we otherwise fail to develop, implement and maintain appropriate internal controls in future periods, our ability to report our financial condition and results of operations accurately and on a timely basis could be adversely affected.

We previously identified a material weakness in our internal controls over the assignment of depreciable lives to asset amounts recorded for asset retirement obligations. Accordingly, based on our management’s assessment, we believe that, as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level. The specific material weakness and our remediation efforts are described in Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K in “Evaluation of Disclosure Controls and Procedures.” A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.

We have developed certain remediation steps to address the material weakness discussed above and to improve our internal controls. We believe the material weakness discussed above has been fully remediated. If we have inadequately remediated this material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements. For more information relating to our internal controls and disclosure controls and procedures, and the remediation plan undertaken by us, see Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

Our business could be negatively impacted by security threats, including cybersecurity threats and other disruptions.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

Risks Related to the Redomicile Transaction

The anticipated benefits of the Redomicile Transaction may not be realized.

We may not realize the benefits we anticipate from the Redomicile Transaction, particularly as the realization of those benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors, analysts and Canadian and U.S. taxing authorities, and other factors discussed in these risk factors. Our failure to realize those benefits could have an adverse effect on our business, results of operations or financial condition.

We are subject to various Canadian and other taxes as a result of the Redomicile Transaction.

While we expect the Redomicile Transaction will enable us to take advantage of lower Canadian tax rates in the years after the year of implementation to a greater extent than would likely have been available if the Redomicile Transaction was not completed, these benefits may not be achieved. In particular, tax authorities may challenge our application and/or interpretation of relevant tax laws, regulations or treaties, valuations and methodologies or other supporting documentation, and, if they are successful in doing so, we may not experience the level of benefits we anticipate or we may be subject to adverse tax consequences. Even if we are successful in maintaining our tax positions, we may incur significant expense in contesting these positions or other claims made by tax authorities. In addition, changes in tax laws or increased rates of tax could have the effect of negatively impacting our anticipated effective tax rates. Our effective tax rates and the benefits described herein are also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in Canada, the financial performance of our business in various jurisdictions, currency exchange rate fluctuations (especially as between Canadian and U.S. dollars), and significant changes in trade, monetary or fiscal policies of Canada, including changes in interest rates, withholding taxes and tax rates generally. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be (and, in fact, often seem to be) interrelated, and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

More specifically, Canada’s tax rules under the Canadian Tax Act allow for favorable tax treatment insofar as the repatriation of certain dividends from foreign affiliates. These tax rules are complicated and could change over time. Any such changes could have a material impact on our overall tax rate.

Canada has also introduced tax rules governing “foreign affiliate dumping” in the Canadian Tax Act that can have adverse tax consequences for Canadian corporations that are controlled by non-Canadian corporations in respect of non-Canadian business activities and investments. These rules would have a negative impact on us to the extent that we became controlled by a non-Canadian resident corporation.

The CRA may disagree with our conclusions on tax treatment and the CRA has not provided (and we have not requested) a ruling on the Canadian tax aspects of the Redomicile Transaction.

Based on the current provisions of the Canadian Tax Act, we expect that the Redomicile Transaction will not result in any material Canadian federal income tax liability to us. However, if the CRA disagrees with this view, it may take the position that material Canadian federal income tax liabilities or amounts on account thereof are payable by us as a result of the Redomicile Transaction, in which case, we expect that we would contest such assessment. To contest such assessment, we would be required to remit cash or provide security of the amount in dispute, or such lesser amount as permitted under the Canadian Tax Act and acceptable to the CRA, to prevent the CRA from seeking enforcement actions pending the dispute of such assessment. If we were unsuccessful in disputing the assessment, the implications could be materially adverse to us. The CRA has not provided (and we have not requested) a ruling on the Canadian tax aspects of the Redomicile Transaction. There can be no assurance that the CRA will agree with our interpretation of the tax aspects of the Redomicile Transaction or any related matters associated therewith.

The Internal Revenue Service (IRS) may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes, and no ruling has been sought from the IRS.

For U.S. federal income tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are a British Columbia incorporated entity, we generally will be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under U.S. federal income tax law. Even so, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code.

Under Section 7874 of the Internal Revenue Code, if the former stockholders of Civeo US hold 80% or more of the vote or value of our common shares by reason of holding stock in Civeo US (the “ownership test”), and our expanded affiliated group after the Redomicile Transaction does not have substantial business activities in Canada relative to its worldwide activities (the “substantial business activities test”), we would be treated as a U.S. corporation. For this purpose, “substantial business activities” generally requires at least 25% of the employees (by number and compensation), assets and gross income of our expanded affiliated group to be based, located and derived, respectively, in Canada (“25% test”).

We believe that we have satisfied this 25% test because Civeo US had significant operations in Canada prior to the Redomicile Transaction (with its remaining operations occurring in Australia and the United States), and we have continued these operations following the Redomicile Transaction. Therefore, under current U.S. federal income tax law, we believe that we will not be treated as a U.S. corporation for U.S. federal income tax purposes. If it were determined, however, that we should be taxed as a U.S. corporation for U.S. federal income tax purposes, we could be liable for substantial additional U.S. federal income taxes.

Future potential changes to U.S. tax laws could result in Civeo being treated as a U.S. corporation for U.S. federal income tax purposes.

Under current U.S. federal income tax law, Civeo is generally treated as a foreign corporation for U.S. federal income tax purposes. Changes to Section 7874 of the Internal Revenue Code or the U.S. Treasury regulations promulgated thereunder or official interpretations thereof, could adversely affect Civeo’s status as a foreign corporation for U.S. federal income tax purposes. For example, members of Congress have from time to time proposed changes to the Internal Revenue Code, and the U.S. Treasury has indicated (most recently in Notice 2015-79) that it is considering possible regulatory action, in connection with so-called inversion transactions. The timing and substance of any such change in law or regulatory action is presently uncertain. Any such change of law or regulatory action could adversely impact the treatment of Civeo as a foreign corporation for U.S. federal income tax purposes and could adversely impact its tax position and financial position and results in a material manner. The precise scope and application of any legislative or regulatory proposals will not be clear until they are actually issued, and, accordingly, until such legislation or regulations are issued and fully understood, we cannot be certain as to their potential impact. Any such changes could apply retroactively to a date prior to the date of the Redomicile Transaction. If Civeo were to be treated as a U.S. corporation for U.S. federal income tax purposes, it could be subject to substantially greater U.S. federal income tax liability.

We remain subject to changes in tax law and other factors that may not allow us to achieve a lower effective corporate tax rate.

While we believe that the Redomicile Transaction should allow for a lower effective corporate tax rate, we cannot give any assurance as to what our effective tax rate will be after the Redomicile Transaction because of, among other things, the tax policies of the jurisdictions where we operate, primarily Canada and Australia. Also, the tax laws of Canada, Australia and other jurisdictions could change in the future, and such changes could cause a material change in our effective corporate tax rate. As a result, our actual effective tax rate may be materially different from our expectation. Our provision for income taxes will be based on certain estimates and assumptions made by management in consultation with our tax and other advisors. Our consolidated income tax rate will be affected by the amount of net income earned in Canada and our other operating jurisdictions, the availability of benefits under tax treaties, and the rates of taxes payable in respect of that income. We will enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. We will therefore make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions we may use in determining our consolidated tax provisions and accruals. This could result in a material adverse effect on our consolidated income tax provision, financial condition and the net income for the period in which such determinations are made.

Our tax position may be adversely affected by changes in tax law relating to multinational corporations, or increased scrutiny by tax authorities.

Recent legislative proposals have aimed to expand the scope of U.S. corporate tax residence, to limit the ability of foreign-owned corporations to deduct interest expense, and to make other changes in the taxation of multinational corporations.

Additionally, the U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organization for Economic Co-operation and Development have recently focused on issues related to the taxation of multinational corporations. One example is found in the area of “base erosion and profit shifting”, where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could materially adversely affect us.

Moreover, U.S. and international tax authorities may carefully scrutinize companies that have redomiciled, such as our company, which may lead such authorities to assert that we owe additional taxes.

We may be subject to Australian stamp duty as a result of the Redomicile Transaction.

Some states of the Commonwealth of Australia impose stamp duty, which is a tax payable on documents that affect interests in property and on transfers of marketable securities. If it were determined that Australian stamp duty applied to the Redomicile Transaction, Civeo Canada could be liable for substantial Australian stamp duty taxes.

Risks Related to the Spin-Off from Oil States

We potentially could have received better terms from unaffiliated third parties than the terms we receive in our agreements with Oil States.

The agreements we entered into with Oil States in connection with the Spin-off, including the separation and distribution agreement, tax sharing agreement, employee matters agreement, indemnification and release agreement and transition services agreement, were negotiated in the context of the separation while we were still a wholly owned subsidiary of Oil States. Accordingly, during the period in which the terms of those agreements were negotiated, we did not have an independent board of directors or a management team independent of Oil States. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements negotiated in the context of the Spin-off relate to, among other things, the allocation of assets, liabilities, rights and other obligations between Oil States and us. Arm’s-length negotiations between Oil States and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party. See Note 13 – Commitments and Contingencies and Note 17 – Related Party Transactions to the notes to consolidated financial statements in Item 8 of this annual report.

Our tax sharing agreement with Oil States may limit our ability to take certain actions, including strategic transactions, and may require us to indemnify Oil States for significant tax liabilities.

Under the tax sharing agreement, we agreed to take certain actions or refrain from taking certain actions to ensure that the Spin-Off qualifies for tax-free status under section 355 and section 368(a)(1)(D) of the Code. We also made various other covenants in the tax sharing agreement intended to ensure the tax-free status of the Spin-off. These covenants restrict our ability to sell assets outside the ordinary course of business, to issue or sell additional common shares or other securities (including securities convertible into our common shares), or to enter into certain other corporate transactions for a period of two years after the Spin-off. For example, we may not enter into any transaction that would cause us to undergo either a 50% or greater change in the ownership of our voting shares or a 50% or greater change in the ownership (measured by value) of all classes of our shares in transactions considered related to the Spin-off. See Note 13 – Commitments and Contingencies and Note 17 – Related Party Transactions to the notes to consolidated financial statements in Item 8 of this annual report.

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

For any tax periods (or portion thereof) in which Oil States owned at least 80% of the total voting power and value of Civeo US’s common stock, our U.S. subsidiaries will be included in Oil States’ consolidated group for U.S. federal income tax purposes. In addition, one or more of our U.S. subsidiaries may be included in the combined, consolidated or unitary tax returns of Oil States or one or more of its subsidiaries for U.S. state or local income tax purposes. Under the tax sharing agreement, for each period in which we or any of our subsidiaries are consolidated or combined with Oil States for purposes of any tax return, and with respect to which such tax return has not yet been filed, Oil States will prepare a pro forma tax return for us as if we filed our own consolidated, combined or unitary return, except that such pro forma tax return will generally include current income, deductions, credits and losses from us (with certain exceptions), will not include any carryovers or carrybacks of losses or credits and will be calculated without regard to the federal Alternative Minimum Tax. We will reimburse Oil States for any taxes shown on the pro forma tax returns, and Oil States will reimburse us for any current losses or credits we recognize based on the pro forma tax returns. In addition, by virtue of Oil States’ controlling ownership and the tax sharing agreement, Oil States will effectively control all of our U.S. tax decisions in connection with any consolidated, combined or unitary income tax returns in which any of our subsidiaries are included. The tax sharing agreement provides that Oil States will have sole authority to respond to and conduct all tax proceedings (including tax audits) relating to us, to prepare and file all consolidated, combined or unitary income tax returns in which we are included on our behalf (including the making of any tax elections), and to determine the reimbursement amounts in connection with any pro forma tax returns. This arrangement may result in conflicts of interest between Oil States and us. For example, under the tax sharing agreement, Oil States will be able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Oil States and detrimental to us; provided, however, that Oil States may not make any settlement that would materially increase our tax liability without our consent. See Note 13 – Commitments and Contingencies and Note 17 – Related Party Transactions to the notes to consolidated financial statements in Item 8 of this annual report.

Moreover, notwithstanding the tax sharing agreement, U.S. federal law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent Oil States or other members of Oil States’ consolidated group fail to make any U.S. federal income tax payments required by law, one or more of our U.S. subsidiaries could be liable for the shortfall with respect to periods in which such subsidiary was a member of Oil States’ consolidated group. Similar principles may apply for foreign, state or local income tax purposes where we file combined, consolidated or unitary returns with Oil States or its subsidiaries for federal, foreign, state or local income tax purposes.

If there is a determination that the Spin-off is taxable for U.S. federal income tax purposes because the facts, assumptions, representations, or undertakings underlying the tax opinion are incorrect or for any other reason, then Oil States and its stockholders could incur significant income tax liabilities, and we could incur significant liabilities.

Oil States received a private letter ruling from the IRS and an opinion of its outside counsel regarding certain aspects of the Spin-off transaction. The private letter ruling and the opinion rely on certain facts, assumptions, representations and undertakings from Oil States and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are, or become, incorrect or not otherwise satisfied, Oil States and its stockholders may not be able to rely on the private letter ruling or the opinion of its tax advisor and could be subject to significant tax liabilities. In addition, an opinion of counsel is not binding upon the IRS, so, notwithstanding the opinion of Oil States’ tax advisor, the IRS could conclude upon audit that the Spin-off is taxable in full or in part if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of Oil States or us. If the Spin-off is determined to be taxable for U.S. federal income tax purposes for any reason, Oil States and/or its stockholders could incur significant income tax liabilities, and we could incur significant liabilities. For a description of the sharing of such liabilities between Oil States and us, see Note 13 – Commitments and Contingencies and Note 17 – Related Party Transactions to the notes to consolidated financial statements in Item 8 of this annual report.

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

Under the separation and distribution agreement, Oil States is and we are responsible for the debts, liabilities and other obligations related to the business or businesses which Oil States and we, respectively, own and operate following the Spin-Off. Although we do not expect to be liable for any such obligations not expressly assumed by us pursuant to the separation and distribution agreement, it is possible that a court would disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to Oil States, particularly if Oil States were to refuse or were unable to pay or perform the subject allocated obligations. See Note 13 – “Commitments and Contingencies” and Note 17 – “Related Party Transactions” to the notes to consolidated financial statements in Item 8 of this annual report.

Risks Related to Our Common Shares

If we cannot meet the NYSE continued listing requirements, the NYSE may delist our common shares.

Our common shares are currently listed on the NYSE, and the continued listing of our common shares is subject to our compliance with a number of listing standards. To maintain compliance with these continued listing standards, we are required to maintain an average closing price of $1.00 or more over a consecutive 30 trading-day period. On February 24, 2016, we received a notice from the NYSE that the average closing price of our common shares over a 30 consecutive trading day period was below $1.00 per share, and, as a result, the price per share of the common shares was below the minimum average closing price required to maintain listing on the NYSE.

We generally have six months from the receipt of the notice to regain compliance with the NYSE continued listing standards. Otherwise, the NYSE will initiate procedures to suspend and delist the common shares. During the cure period, our common shares would continue to be listed and traded on the NYSE, subject to compliance with the other listing standards. The delisting notice does not result in a default under out debt agreements.

A delisting of our common shares could negatively impact us by, among other things:

●	reducing the liquidity and market price of our common shares;

●	reducing the number of investors, including institutional investors, willing to hold or acquire our common shares, which could negatively impact our ability to raise equity;

●	decreasing the amount of news and analyst coverage of us;

●	limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and

●	impacting our reputation and, as a consequence, our ability to attract new business.

The market price and trading volume of our common shares may be volatile.

The market price of our common shares may be influenced by many factors, some of which are beyond our control, including those described above and the following:

●	changes in financial estimates by analysts and our inability to meet those financial estimates;

●	strategic actions by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

●	variations in our quarterly operating results and those of our competitors;

●	general economic and stock market conditions;

●	risks related to our business and our industry, including those discussed above;

●	changes in conditions or trends in our industry, markets or customers;

●	terrorist acts;

●	future sales of our common shares or other securities by us, members of our management team or our existing shareholders; and

●	investor perceptions of the investment opportunity associated with our common shares relative to other investment alternatives.

These broad market and industry factors may materially reduce the market price of our common shares, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common shares is low.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our common shares or if our operating results do not meet their expectations, our share price could decline.

The trading market for our common shares is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

We cannot assure you that we will pay dividends in the future, and our indebtedness could limit our ability to pay dividends on our common shares.

We paid quarterly dividends in the amount of $0.13 per share during the third and fourth quarters of 2014. In late December 2014, we suspended our quarterly dividend in order to maintain our financial flexibility and best position our company for long-term success. The declaration and amount of all dividends will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. In addition, our ability to pay dividends on our common shares is limited by covenants in our credit facility. Future agreements may also limit our ability to pay dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. There can be no assurance that we will pay a dividend in the future.

Provisions contained in our articles and applicable Canadian law could discourage a takeover attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our shareholders to sell their shares for a premium.

Provisions contained in our articles provide for a classified board of directors, limitations on the removal of directors, limitations on shareholder proposals at meetings of shareholders and limitations on shareholder action by written consent, which could make it more difficult for a third party to acquire control of us. Our articles also authorize our board of directors to issue series of preferred shares without shareholder approval. If our board of directors elects to issue preferred shares, it could increase the difficulty for a third party to acquire us, which may reduce or eliminate our shareholders’ ability to sell their common shares at a premium. In addition, in Canada, we may become subject to Multilateral Instrument 62-104 Take-Over Bids and Issuer Bids of the Canadian Securities Administrators or Part XX of the Securities Act (Ontario) and Ontario Securities Commission Rule 62-504 Take-Over Bids and Issuer Bids (collectively, the Take-Over Bid Rules), which provide a heightened threshold for shareholder acceptance of third-party acquisition offers and could discourage takeover attempts that could result in a premium over the market price for our common shares. Further, there are proposed changes pending to the Take-Over Bid Rules which could provide further discouragement to takeover attempts.

Our business could be negatively affected as a result of the actions of activist shareholders.

Publicly traded companies have increasingly become subject to campaigns by investors seeking to increase shareholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, share repurchases or even sales of assets or the entire company. It is possible activist shareholders may attempt to effect such changes or acquire control over us. Responding to proxy contests and other actions by such activist shareholders or others in the future would be costly and time-consuming, disrupt our operations and divert the attention of our board of directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of the board of directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or transact with our competitors instead of us because of any such issues, then our revenue, earnings and operating cash flows could be adversely affected.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

The following table presents information about our principal properties and facilities. Except as indicated below, we own all of the properties or facilities listed below. Each of the properties is encumbered by our secured credit facilities. See in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 – Debt to the notes to consolidated financial statements included in Item 8 for additional information concerning our credit facilities. For a discussion about how each of our business segments utilizes its respective properties, please see Item 1, “Business”.

Location	Approximate Square Footage/Acreage	Description
Canada:
Fort McMurray, Alberta (leased land)	240 acres	Wapasu Creek and Henday Lodges
Fort McMurray, Alberta (leased land)	140 acres	Pebble Beach open camp
Fort McMurray, Alberta (leased land)	135 acres	Conklin Lodge
Fort McMurray, Alberta (leased land)	128 acres	Beaver River and Athabasca Lodges
Fort McMurray, Alberta (leased land)	80 acres	McClelland Lake Lodge
Fort McMurray, Alberta (leased land)	43 acres	Mariana Lake Lodge
Fort McMurray, Alberta	45 acres	Christina Lake Lodge
Kitimat, British Columbia	60 acres	Sitka Lodge
Acheson, Alberta	40 acres	Office and warehouse
Edmonton, Alberta	33 acres	Manufacturing facility
Grimshaw, Alberta (lease)	20 acres	Equipment yard
Fort McMurray, Alberta (leased land)	18 acres	Anzac Lodge
Edmonton, Alberta (lease)	86,376	Office and warehouse
Edmonton, Alberta (lease)	28,253	Office

Australia:
Coppabella, Queensland, Australia	198 acres	Coppabella Village
Calliope, Queensland, Australia	124 acres	Calliope Village
Narrabri, New South Wales, Australia	82 acres	Narrabri Village
Boggabri, New South Wales, Australia	52 acres	Boggabri Village
Dysart, Queensland, Australia	50 acres	Dysart Village
Middlemount, Queensland, Australia	37 acres	Middlemount Village
Karratha, Western Australia, Australia (own and lease)	34 acres	Karratha Village
Kambalda, Western Australia, Australia	27 acres	Kambalda Village
Nebo, Queensland, Australia	26 acres	Nebo Village
Moranbah, Queensland, Australia	17 acres	Moranbah Village
Sydney, New South Wales, Australia (lease)	17,276	Office
Brisbane, Queensland, Australia (lease)	7,115	Office

United States:
Houston, Texas (lease)	8,900	Principal executive offices
Killdeer, North Dakota	42 acres	Open camp
Pecos, Texas	35 acres	Open camp
Dickinson, North Dakota (lease)	26 acres	Mobile asset facility and yard
Vernal, Utah (lease)	21 acres	Mobile asset facility and yard
Casper, Wyoming (lease)	14 acres	Accommodations facility and yard
Belle Chasse, Louisiana	10 acres	Manufacturing facility and yard
Three Rivers, Texas (lease)	9 acres	Open camp (sold in January 2016)
Big Piney, Wyoming (lease)	7 acres	Mobile asset facility and yard
Stanley, North Dakota (lease)	7 acres	Open camp
Englewood, Colorado (lease)	10,816	Office

We own various undeveloped properties in British Columbia. We also have various offices supporting our business segments which are both owned and leased. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

Leased land for our lodge properties in Canada refers to land leased from the Alberta government. We also lease land for our Karratha Village from the provincial government in Australia. Generally, our leases have an initial term of ten years and will expire between 2016 and 2026.

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Shares

Our common shares trade on the NYSE under the trading symbol “CVEO.” A “when-issued” trading market for our common shares on the NYSE began on May 19, 2014, and “regular-way” trading of our common shares began on June 2, 2014. Prior to May 19, 2014, there was no public market for our common shares. Set forth in the table below for the periods presented are the high and low sale prices for our common shares.

	2015			2014
	High	Low	Dividend Declared per Share	High	Low	Dividend Declared per Share
First Quarter	$4.20	$2.25	—	—	—	—
Second Quarter (1)	$4.96	$2.55	—	$28.40	$22.46	—
Third Quarter	$3.12	$1.17	—	$28.19	$11.60	$0.13
Fourth Quarter	$2.39	$1.29	—	$13.33	$3.88	$0.13

(1)	The high and low sale price for the second quarter of 2014 begins on June 2, 2014.

Holders of Record

As of February 22, 2016, there were 17 holders of record of Civeo common shares.

Dividend Information

We paid quarterly dividends in the amount of $0.13 per share during the third and fourth quarters of 2014. In late December 2014, we suspended our quarterly dividend in order to maintain our financial flexibility and best position our company for long-term success. Our management team and board of directors regularly evaluate our business, operations, cost structure, capital structure, capital return and capital allocation policies. The declaration and amount of all dividends will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. We can give no assurances that we will pay a dividend in the future.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Equity Securities by Registrant or its Affiliates in the Fourth Quarter

None.

ITEM 6.	Selected Financial Data

The following tables present the selected historical consolidated financial information of Civeo and combined financial information of the accommodations business. The term “accommodations business” refers to Oil States’ historical accommodations segment reflected in its historical combined financial statements discussed herein and included in Item 8 of this annual report. The balance sheet data as of December 31, 2015 and 2014 and the statement of operations data for each of the years ended December 31, 2015, 2014 and 2013 are derived from our audited financial statements included in Item 8 of this annual report. The balance sheet data as of December 31, 2013, 2012 and 2011 and statement of operations data for the year ended December 31, 2012 and 2011 are derived from our audited combined financial statements not included in this annual report.

All financial information presented after our Spin-off from Oil States represents the consolidated results of operation and financial position of Civeo. Accordingly,

●

Our consolidated statement of income data for the year ended December 31, 2015 consists entirely of the consolidated results of Civeo. Our consolidated statement of income data for the year ended December 31, 2014 consists of (i) the combined results of the Oil States accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the seven months ended December 31, 2014. Our consolidated statements of operations data for the years ended December 31, 2013, 2012 and 2011 consist entirely of the combined results of the Oil States accommodations business.

●

Our consolidated balance sheet data at December 31, 2015 and 2014 consists entirely of the consolidated balances of Civeo, while at December 31, 2013, 2012 and 2011, it consists entirely of the combined balances of the Oil States accommodations business.

The historical financial information presented below should be read in conjunction with our consolidated financial statements and accompanying notes in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report. The financial information may not be indicative of our future performance and does not necessarily reflect what the financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including changes that have occurred in our operations as a result of our Spin-off from Oil States.

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$517,963	$942,891	$1,041,104	$1,108,875	$864,701
Operating income (loss)	(145,003)	(142,891)	259,456	352,929	242,159
Net income (loss) attributable to Civeo or the Accommodations Business of Oil States International, Inc., as applicable	(131,759)	(189,043)	181,876	244,721	168,505
Diluted net income (loss) per share attributable to Civeo or the Accommodations Business of Oil States International, Inc., as applicable (1)	(1.24)	(1.77)	1.70	2.29	1.58

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Balance Sheet Data:
Total assets	$1,071,212	$1,829,161	$2,123,237	$2,132,925	$1,799,894
Long-term debt to affiliates	—	—	335,171	358,316	350,530
Long-term debt to third-parties	383,862	755,625	—	123,497	126,972
Total Civeo shareholders’ equity or Oil States net investment, as applicable	563,245	858,001	1,591,034	1,410,397	1,122,189
Cash dividends per share	—	0.26	—	—	—

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on management’s current expectations, estimates and projections about our business operations. Please read “Cautionary Statement Regarding Forward Looking Statements.” Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including the known material factors set forth in Item 1A, “Risk Factors.” You should read the following discussion and analysis together with our consolidated financial statements and the notes to those statements in Item 8 of this annual report.

Spin-Off

On May 5, 2014, the board of directors of Oil States International, Inc. (Oil States) approved the separation of its Accommodations Segment (Accommodations) into a standalone, publicly traded Delaware corporation, which we refer to herein as Civeo US. In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo US it held after the market closed on May 30, 2014 (the Spin-Off). Each Oil States stockholder received two shares of Civeo US common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the Spin-Off, Oil States received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, Oil States’ distribution of Civeo US common stock was not taxable to Oil States or U.S. holders of Oil States common stock. Following the Spin-Off, Oil States retained no ownership interest in Civeo US, and each company now has separate public ownership, boards of directors and management. On June 2, 2014, Civeo US stock began trading the “regular-way” on the New York Stock Exchange (NYSE) under the “CVEO” stock symbol. Pursuant to the Separation and Distribution Agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

Redomiciling to Canada

On July 17, 2015, we completed our change in place of incorporation from Delaware to British Columbia, Canada (the Redomicile Transaction). In the Redomicile Transaction, Civeo Corporation, a British Columbia, Canada limited company formerly named Civeo Canadian Holdings ULC (Civeo Canada), became the publicly traded parent company of the Civeo group of companies, and Civeo US, our former publicly traded Delaware parent became a wholly owned subsidiary of Civeo Canada. Each issued share of Civeo US common stock, other than those shares of Civeo US common stock held by Civeo US in treasury, was effectively transferred to Civeo Canada and converted into one common share, no par value, of Civeo Canada. An aggregate of approximately 107.5 million Civeo Canada common shares were issued in the Redomicile Transaction. The Civeo Canada common shares are listed on the NYSE under the symbol “CVEO”, the same symbol under which the Civeo US common stock traded prior to the effective time.

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

We incurred costs related to the Redomicile Transaction totaling $7.0 million and $2.6 million for the years ended December 31, 2015 and 2014, respectively. In addition, we incurred costs related to the Amended Credit Facility totaling $5.5 million for the year ended December 31, 2015, of which $4.8 million has been capitalized as debt issuance costs and the remaining $0.7 million is included in interest expense.

Description of the Business

We are one of the largest integrated providers of longer-term and temporary remote site accommodations, logistics and facility management services to the natural resource industry. Our scalable modular facilities provide long-term and temporary workforce accommodations where traditional accommodations and related infrastructure is insufficient, inaccessible or not cost effective. Once facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and redeployment logistics. Our accommodations support workforces in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications as well as disaster relief efforts, primarily in Canada, Australia and the United States. We operate in three principal reportable business segments – Canadian, Australian and U.S.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates, all references in these consolidated financial statements to “Civeo,” “the Company,” “us,” “our” or “we” for the time period prior to the Spin-Off mean the Accommodations business of Oil States. For time periods after the Spin-Off, but prior to July 17, 2015, these terms refer to Civeo US and its consolidated subsidiaries. For time periods after July 17, 2015, these terms refer to Civeo Canada and its consolidated subsidiaries.

Prior to the Spin-Off, our financial position, results of operations and cash flows consisted of the Oil States’ Accommodations business and an allocable portion of its corporate costs, which represented a combined reporting entity. The combined financial statements for periods prior to the Spin-Off have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Oil States. The combined financial statements reflect our historical financial position, results of operations and cash flows as we were historically managed, in conformity with accounting principles generally accepted in the U.S. (U.S. GAAP). The combined financial statements include certain assets and liabilities that have historically been held at the Oil States corporate level, but are specifically identifiable or otherwise attributable to us.

All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity / net investment for the year ended December 31, 2015 consist entirely of the consolidated results of Civeo.

●

Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity / net investment for the year ended December 31, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the seven months ended December 31, 2014.

●

Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity / net investment for the year ended December 31, 2013 consist entirely of the combined results of the Oil States’ Accommodations business.

●	Our consolidated balance sheets at December 31, 2015 and December 31, 2014 consist entirely of the consolidated balances of Civeo.

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

The consolidated financial statements for periods prior to the Spin-Off included expense allocations for: (1) certain corporate functions historically provided by Oil States, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services, (2) certain employee benefits and incentives and (3) equity-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Oil States personnel, a pro-rata basis of headcount or other relevant measures of Oil States and its subsidiaries. We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the Spin-Off, we perform these functions using our own resources or purchase services. Until February 28, 2015, however, some of these functions were provided by Oil States under a transition services agreement. Please see Note 17 – Related Party Transactions to the notes to consolidated financial statements in Item 8 of this annual report.

Macroeconomic Environment

We provide workforce accommodations to the natural resource industry in Canada, Australia and the United States. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase and (2) the operations or production phase. Initial demand for our services is driven by our customers’ capital spending programs related to the construction and development of oil sands and coal mines and associated infrastructure as well as the exploration for oil and natural gas. Long-term demand for our services is driven by continued development and expansion of natural resource production and operation of oil sands and mining facilities. Industry capital spending programs are generally based on the outlook for commodity prices, economic growth and estimates of resource production. As a result, demand for our products and services is largely sensitive to expected commodity prices, principally related to crude oil, metallurgical (met) coal and natural gas.

In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands accommodations customers. Pricing for WCS is driven by several factors, including the underlying price for West Texas Intermediate (WTI) crude and the availability of transportation infrastructure. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and limited capacity to move Canadian heavy oil production to refineries, primarily in the U.S. Gulf Coast. Depending on the extent of pipeline capacity availability, the WCS Differential has varied.

In the fourth quarter of 2015 and continuing into 2016, global oil prices dropped to their lowest level in over ten years due to concerns over global oil demand, the economic growth rate in China, the overall economic health of Europe and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, has also negatively impacted pricing. With falling Brent Crude and WTI oil prices, WCS has also fallen. WCS prices in the fourth quarter of 2015 averaged $27.82 per barrel compared to $57.75 in the fourth quarter of 2014. The WCS Differential narrowed from $16.00 per barrel at the end of the fourth quarter of 2014 to $13.25 per barrel by the end of the fourth quarter of 2015. As of February 19, 2016, the WTI price was $29.64 and the WCS price was $19.20 resulting in a WCS Differential of $10.44.

There remains a significant risk that prices in the oil sands could continue to deteriorate or remain at current depressed levels for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The continuation of these depressed price levels has negatively impacted exploration, development and production activity by Canadian operators and, therefore, demand for our services in 2016. Our Canadian oil sands customers could continue to delay additional investments in their oil sands assets as well.

In Australia, we have 9,296 total rooms in our ten villages, of which 7,392 rooms in five villages serve the Bowen Basin. Our Australian villages in the Bowen Basin primarily serve met coal mines in that region. Met coal pricing and growth in production in the Bowen Basin region is influenced by levels of global steel production. Global steel production has decreased 2.8% during 2015 compared to the same period in 2014. Furthermore, Chinese steel production decreased 2.3% during 2015, and accordingly, Chinese demand for imported steel inputs, such as met coal and iron ore, has continued to decrease during 2015 compared to prior periods. Because of this, coupled with the fact that Australian met coal output has decreased 1% during 2015 compared to 2014, met coal prices have decreased materially from over $160 per metric tonne at the beginning of 2013 to approximately $89.00 per metric ton for the fourth quarter of 2015. As of February 19, 2016, contract met coal prices were approximately $81.00 per metric ton. We expect the lower first quarter 2016 contract price to continue to negatively impact occupancy at our Bowen Basin villages into 2016. Depressed met coal prices have led to the implementation of cost control measures by our customers, some coal mine closures and delays in the start-up of new coal mining projects in Australia. A continued depressed met coal price will impact our customers’ future capital spending programs. Long-term demand for steel will be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries.

Natural gas and WTI crude oil prices, discussed above, have an impact on the demand for our U.S. accommodations. Prices for natural gas in the U.S. averaged $2.63 per mcf in 2015, a 38% decrease over the average price in 2014. U.S. natural gas production has continued to outpace demand recently, which has caused prices to continue to be weak relative to historical prices. These weaker prices are expected to continue. At these levels, it is uneconomic to increase development in several domestic, gas-focused basins. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
				Henry
	WTI	WCS	Hard	Hub
			Coking Coal	Natural
Quarter	Crude	Crude	(Met Coal)	Gas
ended	(per bbl)	(per bbl)	(per tonne)	(per mcf)

First Quarter through 2/19/16	$30.81	$17.14	$81.00	$2.13
12/31/2015	42.02	27.82	89.00	2.23
9/30/2015	46.48	31.54	93.00	2.73
6/30/2015	57.64	48.09	109.50	2.73
3/31/2015	48.49	35.03	117.00	2.81
12/31/2014	73.21	57.75	119.00	3.83
9/30/2014	97.60	78.69	120.00	3.95
6/30/2014	103.06	83.78	120.00	4.58
3/31/2014	98.68	77.76	143.00	5.18
12/31/2013	97.50	66.34	152.00	3.85
9/30/2013	105.83	83.10	145.00	3.55
6/30/2013	94.05	77.48	172.00	4.02
3/31/2013	94.33	66.86	165.00	3.49
12/31/2012	88.01	61.34	170.00	3.40

__________

(1)	Source: WTI crude and natural gas prices from U.S. Energy Information Administration (EIA) and WCS crude prices and Seaborne hard coking coal contract price from Bloomberg.

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

With the current commodity price environment and expected demand, concerns about take-away capacity out of the oil sands region and continued high costs including labor costs, the current outlook for oil sands activity has continued to deteriorate throughout 2015. Further, project delays and cancellations have continued throughout 2015. Although we are currently the primary third-party accommodations provider for the two major construction projects in the oil sands region, the Fort Hills project and the Kearl Project, outlook for additional major oil sands construction projects is limited. Oil sands operators are looking to reduce their costs and capital spending, limiting the demand for accommodations like we provide. As a result, we experienced materially lower revenues and earnings from our Canadian operations for the year ended December 31, 2015 and expect this trend to continue into 2016.

We began expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support potential LNG projects on the west coast of British Columbia. We were recently awarded a contract with LNG Canada for the provision of open lodge rooms and associated services. To support this new contract, we have developed a new accommodations facility, named Sitka Lodge, which includes private washrooms, recreational facilities and other amenities. This new lodge initially has 436 rooms with the potential to expand to serve future accommodations demand in the region.

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

If oil and coal prices remain at current levels, or continue to decline, the resulting impact has and may continue to negatively affect the value of our long-lived assets.  Impairment expense of $122.9 million was recorded in 2015, of which $79.7 million was associated with long-lived assets and the remaining $43.2 million was associated with goodwill. Impairment expense of $290.5 million was recorded in 2014, of which $87.8 million was associated with long-lived assets and the remaining $202.7 million was associated with goodwill.

Exchange rates between the U.S. dollar and the Canadian dollar and between the U.S. dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.78 for 2015 compared to U.S. $0.91 for 2014, a decrease of approximately 14%. The Canadian dollar was valued at an exchange rate of $0.72 on December 31, 2015 and $0.86 on December 31, 2014. The Australian dollar was valued at an average exchange rate of U.S. $0.75 for 2015 compared to U.S. $0.90 for 2014, a decrease of approximately 17%. The Australian dollar was valued at an exchange rate of $0.73 on December 31, 2015 and $0.82 on December 31, 2014. This weakening of the Canadian and Australian dollars has and may continue to have a proportionately negative impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business. We currently expect that our 2016 capital expenditures will total approximately $30 million, compared to 2015 capital expenditures of $62 million. Please see Liquidity and Capital Resources below for further discussion of 2016 and 2015 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the years ended December 31, 2015 and 2014 is based on a comparison with the corresponding period of 2014 and 2013, respectively.

Results of Operations – Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	YEAR ENDED DECEMBER 31,
	2015	2014	Change
	($ in thousands)
Revenues
Canada	$344,249	$661,416	$(317,167)
Australia	135,964	213,279	(77,315)
United States and other	37,750	68,196	(30,446)
Total revenues	517,963	942,891	(424,928)
Costs and expenses
Cost of sales and services
Canada	230,713	402,182	(171,469)
Australia	60,585	89,507	(28,922)
United States and other	36,315	53,232	(16,917)
Total cost of sales and services	327,613	544,921	(217,308)
Selling, general and administrative expenses	68,441	70,345	(1,904)
Spin-off and formation costs	--	4,350	(4,350)
Depreciation and amortization expense	152,990	174,970	(21,980)
Impairment expense	122,926	290,508	(167,582)
Other operating expense (income)	(9,004)	688	(9,692)
Total costs and expenses	662,966	1,085,782	(422,816)
Operating loss	(145,003)	(142,891)	(2,112)

Interest expense and income, net	(22,026)	(20,916)	(1,110)
Other income	3,276	7,524	(4,248)
Loss before income taxes	(163,753)	(156,283)	(7,470)
Income tax benefit (provision)	33,089	(31,379)	64,468
Net loss	(130,664)	(187,662)	56,998
Less: Net income (loss) attributable to noncontrolling interest	1,095	1,381	(286)
Net loss attributable to Civeo	$(131,759)	$(189,043)	$57,284

We reported net loss attributable to Civeo for the year ended December 31, 2015 of $131.8 million, or $1.24 per diluted share. As further discussed below, net loss included the following items:

●	an $80.7 million pre-tax loss ($56.0 million after-tax, or $0.52 per diluted share) resulting from the impairment of fixed assets and intangible assets, included in Impairment expense below;
●	a $43.2 million pre-tax loss ($43.2 million after-tax, or $0.40 per diluted share) resulting from the impairment of goodwill in our Canadian reporting unit, included in Impairment expense below;
●

a $7.0 million pre-tax loss ($4.6 million after-tax, or $0.05 per diluted share) from costs incurred in connection with the Redomicile Transaction, included in Selling, general and administrative (SG&A) expense below; and

●	a $1.5 million pre-tax loss ($1.5 million after-tax, or $0.01 per diluted share) from the write off of debt issuance costs, included in Interest expense and income, net below.

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

●	a $12.2 million pre-tax loss ($8.4 million after-tax, or $0.08 per diluted share) from intangible asset impairments, included in Impairment expense below,
●

a $7.8 million pre-tax loss ($5.1 million after-tax, or $0.05 per diluted share) from transition costs and debt extinguishment costs incurred in connection with the Spin-Off from Oil States, included Spin-Off and formation costs and Interest expense below;

●	a $4.1 million pre-tax loss ($3.1 million after-tax, or $0.03 per diluted share) from severance costs associated with the termination of an executive, included in SG&A expenses below; and
●	a $2.6 million pre-tax loss ($1.7 million after-tax, or $0.02 per diluted share) from costs associated with the proposed migration to Canada, included in SG&A expenses below.

Revenues. Consolidated revenues decreased $424.9 million, or 45%, in 2015 compared to 2014. This decline was largely driven by decreases in Canada and Australia, due to lower occupancy, as well as weakening Canadian and Australian dollars. Please see further description in the segment discussion below.

Cost of Sales and Services. Our consolidated cost of sales decreased $217.3 million, or 40%, in 2015 compared to 2014 primarily due to decreases in occupancy in both Canada and Australia, as well as the weakening Canadian and Australian dollars. Please see further description in the segment discussion below.

Selling, General and Administrative Expenses. SG&A expense decreased $1.9 million, or 3%, in 2015 compared to 2014. Increased costs associated with being a publicly traded company for a full year and costs associated with the Redomicile Transaction of $7.0 million were more than offset by lower employee costs as well as the impact of the weakening Canadian and Australian dollars.

Spin-Off and Formation Costs. Spin-off and formation costs of $4.3 million relate to transition costs incurred during 2014 associated with becoming a stand-alone company.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $22.0 million, or 13%, in 2015 compared to 2014 primarily due to reduced depreciation expense resulting from impairments recorded in 2014 and 2015, as well as the impact of the weakening Canadian and Australian dollars. These items were partially offset by capital expenditures made during the last twelve months largely related to investments in our Canadian segment.

Impairment Expense. Impairment expense of $122.9 million in 2015 included the following items:

●	Goodwill impairment losses of $43.2 million in our Canadian reporting unit;
●	Pre-tax impairment losses of $33.5 million related to long-lived assets in our Australian segment;
●

Pre-tax impairment losses of $23.0 million associated with long-lived assets in our Canadian segment including $11.9 million related to assets that should have been impaired in the fourth quarter of 2014. We determined that the error was not material to our financial statements for the year ended December 31, 2014 and therefore corrected the error in the third quarter of 2015;

●	Pre-tax impairment losses of $20.5 million associated with long-lived assets in our U.S. segment; and
●	Pre-tax impairment loss of $2.7 million in 2015 related to a decision to sell our U.S. manufacturing facility.

Impairment expense of $290.5 million in 2014 included the following items:

●	Goodwill impairment losses of $202.7 million, of which $16.6 million related to our U.S. segment and $186.1 million related to our Australian segment;
●

Pre-tax impairment losses associated with long-lived assets of $76.2 million, of which $59.0 million related to our U.S. segment and $17.2 million related to our Canadian segment. Of the $59.0 million impairment related to our U.S. segment, $55.8 million reduced the value of our fixed assets and $3.2 million reduced the value of our amortizable intangible assets;

●	A $9.0 million impairment of an intangible asset in Australia; and
●	An impairment totaling $2.6 million on assets that are in the custody of non-paying customers in Mexico, and for which the return or reimbursement is unlikely.

Please see Note 3 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

Other Operating Expense (Income). Other operating expense (income) changed from an expense of $0.7 million in 2014 to income of $9.0 million in 2015. The 2015 income is primarily due to foreign currency gains on the remeasurement of U.S. dollar denominated cash in Canadian bank accounts, as a result of the strengthening of the U.S. dollar.

Operating Loss. Consolidated operating loss increased $2.1 million, or 2%, in 2015 compared to 2014 primarily due to lower occupancy levels in Canada and Australia, as well as the weakening Canadian and Australian dollars, partially offset by lower impairments of goodwill and long-lived assets in 2015 compared to 2014.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, increased by $1.1 million, or 5%, in 2015 compared to 2014 primarily due to increased interest expense associated with the new credit facility in 2015 and the 2015 write-off of $1.5 million of debt issuance costs associated with the Amended Credit Facility, partially offset by reduced interest expense in 2015 associated with the affiliate debt, which was eliminated as of the Spin-Off as well as the 2014 write-off of $3.5 million of debt issuance costs associated with the credit agreement that was terminated in conjunction with the Spin-Off. In addition, interest income decreased due to lower average cash balances in 2015 as compared to 2014.

Income Tax Benefit (Provision). Our income tax benefit for the year ended December 31, 2015 totaled $33.1 million, or 20.2% of pre-tax loss, compared to income tax expense of $31.4 million, or 20.1% of pre-tax loss, for the year ended December 31, 2014. In 2015, our income tax provision and effective tax rate was impacted by the effect of non-deductible goodwill charges, dividend income generated as part of a global restructuring, foreign tax credits, the reversal of deferred tax liabilities recorded on a portion of our unremitted earnings of approximately $25.3 million and a valuation allowance of $11.2 million established against net deferred tax assets in the U.S. and Australia, .

Previously, our effective tax rates were lower than U.S. statutory rates because of lower foreign income tax rates. However, in 2014, our income tax provision and effective tax rate was impacted by the effect of non-deductible goodwill impairment charges, a valuation allowance of approximately $51.4 million established against deferred tax assets in Australia that are related to capital losses and not expected to be realized and a deferred tax liability of $25.3 million related to a portion of our undistributed foreign earnings which we no longer intend to continue to indefinitely reinvest.

Other Comprehensive Loss. Other comprehensive loss increased $29.7 million in 2015 compared to 2014 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 16% in 2015 compared to an 8% decrease in 2014. The Australian dollar exchange rate compared to the U.S. dollar decreased 11% in 2015 compared to an 8% decrease in 2014.

Segment Results of Operations – Canadian Segment

	YEAR ENDED DECEMBER 31,
	2015	2014	Change
Revenues ($ in thousands)
Lodge revenue (1)	$267,486	$497,216	$(229,730)
Mobile, open camp and product revenue	76,763	164,200	(87,437)
Total revenues	$344,249	$661,416	$(317,167)

Cost of sales and services ($ in thousands)	$230,713	$402,182	$(171,469)

Gross margin as a % of revenues	33.0%	39.2%	(6.2)%

Average available lodge rooms (2)	13,435	12,557	878

Rentable rooms for lodges (3)	10,054	11,007	(953)

Average daily rate for lodges (4)	$121	$146	$(25)

Occupancy in lodges (5)	60%	85%	(25)%

Canadian dollar to U.S. dollar	$0.783	$0.906	$(0.123)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms includes rooms that are utilized for our personnel.
(3)	Rentable rooms excludes rooms that are utilized for our personnel and out of service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in 2015 that were $317.2 million, or 48%, lower than 2014. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 14% in 2015 compared to 2014 resulted in a $51.9 million year over year reduction in revenues. In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced a 38% decline in lodge revenues primarily due to reduced occupancy and lower room rates, partially offset by the opening of the McClelland Lake Lodge, which commenced operations in the summer of 2014. Mobile, open camp and product revenue decreased due to a reduced number of large projects during 2015, as compared to 2014. Excluding the impact of weaker Canadian exchange rates, product sales were essentially flat year over year.

Our Canadian segment cost of sales and services decreased $171.5 million, or 43%, in 2015 compared to 2014 due to lower occupancy, as well as the weakening of the average exchange rates.

Our Canadian segment gross margin as a percentage of revenues decreased from 39% in 2014 to 33% in 2015 primarily due to lower contracted room rates and occupancy in Canada.

Segment Results of Operations – Australian Segment

	YEAR ENDED DECEMBER 31,
	2015	2014	Change
Revenues ($ in thousands)
Village revenue (1)	$135,964	$213,279	$(77,315)

Cost of sales ($ in thousands)	$60,585	$89,507	$(28,922)

Gross margin as a % of revenues	55.4%	58.0%	(2.6)%

Average available village rooms (2)	9,180	9,271	(91)

Rentable rooms for villages (3)	8,862	9,079	(217)

Average daily rate for villages (4)	$74	$94	$(20)

Occupancy in villages (5)	56%	68%	(12)%

Australian dollar to U.S. dollar	$0.752	$0.902	$(0.150)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms includes rooms that are utilized for our personnel.
(3)	Rentable rooms excludes rooms that are utilized for our personnel and out of service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Australian segment reported revenues in 2015 that were $77.3 million, or 36%, lower than 2014. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 17% in 2015 compared to 2014 resulted in a $26.5 million year-over-year reduction in revenues. Excluding the impact of the weaker Australian exchange rates, the segment experienced a 19% decline in revenues due to lower occupancy levels in 2015 compared to 2014, primarily as a result of the continued slowdown in mining activity.

Our Australian segment cost of sales decreased $28.9 million, or 32%, in 2015 compared to 2014. The decrease was driven by the weakening of the Australian dollar as well as lower occupancy levels.

Our Australian segment gross margin as a percentage of revenues decreased to 55% in 2015 from 58% in 2014. This was primarily driven by reduced take or pay revenues on expired contracts compared to 2014.

Segment Results of Operations – U.S. Segment

	YEAR ENDED DECEMBER 31,
	2015	2014	Change

Revenues ($ in thousands)	$37,750	$68,196	$(30,446)

Cost of sales ($ in thousands)	$36,315	$53,232	$(16,917)

Gross margin as a % of revenues	3.8%	21.9%	(18.1)%

Our U.S. segment reported revenues in 2015 that were $30.4 million, or 45%, lower than 2014. The reduction was primarily due to lower U.S. drilling activity in the Bakken, Rockies and Texas markets and decreased sales in our offshore business.

Our U.S. cost of sales decreased $16.9 million, or 32%, in 2015 compared to 2014. The decrease was driven by overall lower activity levels, partially offset by a $1.1 million write-down of inventory at our U.S. manufacturing facility.

Our U.S. segment gross margin as a percentage of revenues decreased from 22% in 2014 to 4% in 2015 primarily due to the $1.1 million inventory write-down, as well as overall lower activity levels.

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

●	a $12.2 million pre-tax loss ($8.4 million after-tax, or $0.08 per diluted share) from intangible asset impairments, included in Impairment expense below,
●

a $7.8 million pre-tax loss ($5.1 million after-tax, or $0.05 per diluted share) from transition costs and debt extinguishment costs incurred in connection with the Spin-Off from Oil States, included Spin-Off and formation costs and Interest expense below;

●	a $4.1 million pre-tax loss ($3.1 million after-tax, or $0.03 per diluted share) from severance costs associated with the termination of an executive, included in SG&A expenses below; and
●	a $2.6 million pre-tax loss ($1.7 million after-tax, or $0.02 per diluted share) from costs associated with the proposed migration to Canada, included in SG&A expenses below.

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

Selling, General and Administrative Expenses. SG&A expense increased $0.8 million, or 1%, in 2014 compared to 2013 primarily due to increases to SG&A due to an increase of approximately $8.1 million related to costs associated with being a publicly traded company, $4.1 million in severance costs and $2.6 million in redomiciling costs. These items were offset favorably due to foreign exchange rates of approximately $3.5 million, a $2.0 million refund of surplus medical premiums from our Canadian medical benefits provider based on lower experience ratings, a recovery of previously reserved receivables of approximately $1.4 million, reduced bonus accruals for 2014 compared to 2013 and lower compensation expense associated with phantom share awards. Because of the decline in our stock price during the last three months of 2014, and because we remeasure these awards at each reporting date, we recognized $1.9 million of expense on the phantom shares in 2014 compared to $3.9 million in 2013.

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

Impairment Expense. Pre-tax impairment expense of $290.5 million in 2014 included the following items:

●	Goodwill impairment losses of $202.7 million, of which $16.6 million related to our U.S. segment and $186.1 million related to our Australian segment.

●

Pre-tax impairment losses associated with long-lived assets of $76.2 million, of which $59.0 million related to our U.S. segment and $17.2 million related to our Canadian segment. Of the $59.0 million impairment related to our U.S. segment, $55.8 million reduced the value of our fixed assets and $3.2 million reduced the value of our amortizable intangible assets.

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

Please see Note 3 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

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

Income Tax Provision. Our income tax expense for the year ended December 31, 2014 totaled $31.4 million, or 20.1% of pre-tax loss, compared to income tax expense of $56.1 million, or 23.4% of pre-tax income, for the year ended December 31, 2013. Generally, our effective tax rates are lower than U.S. statutory rates because of lower foreign income tax rates. However, in 2014, our income tax provision and effective tax rate was impacted by the effect of non-deductible goodwill impairment charges, a valuation allowance of approximately $51.4 million established against deferred tax assets in Australia that are related to capital losses and not expected to be realized and a deferred tax liability of $25.3 million related to a portion of our undistributed foreign earnings which we no longer intend to continue to indefinitely reinvest.

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

Segment Results of Operations – Canadian Segment

	YEAR ENDED DECEMBER 31,
	2014	2013	Change
Revenues ($ in thousands)
Lodge revenue (1)	$497,216	$548,743	$(51,527)
Mobile, open camp and product revenue	164,200	161,795	2,405
Total revenues	$661,416	$710,538	$(49,122)

Cost of sales and services ($ in thousands)	$402,182	$398,998	$3,184

Gross margin as a % of revenues	39.2%	43.8%	(4.6)%

Average available lodge rooms (2)	12,557	11,541	1,016

Rentable rooms for lodges (3)	11,007	10,152	855

Average daily rate for lodges (4)	$146	$156	$(10)

Occupancy in lodges (5)	85%	92%	(7)%

Canadian dollar to U.S. dollar	$0.906	$0.971	$(0.065)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms includes rooms that are utilized for our personnel.

(3)	Rentable rooms excludes rooms that are utilized for our personnel and out of service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in 2014 that were $49.1 million, or 7%, lower than 2013. The weakening of the Canadian dollar relative to the U.S. dollar by 6.7% in 2014 compared to 2013 resulted in a $48.0 million year-over-year reduction in revenues. In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced a 3% decline in lodge revenues primarily due to a 8% reduction in occupancy partially offset by relatively flat room rates. Revenues were also reduced by approximately $4.9 million due to a contract amendment. Lodge revenues in 2014 were positively affected by a 9% increase year-over-year in average available rooms, due largely to the opening of the McClelland Lake Lodge in June 2014. Excluding the impact of weaker Canadian exchange rates, mobile, open camp and contract camp revenue was essentially flat year over year. Finally, product sales in 2014 were significantly higher than in 2013 due to several significant sales. Overall, Canadian product sales were $23.0 million for 2014 compared to $10.3 million for 2013.

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

Segment Results of Operations – Australian Segment

	YEAR ENDED DECEMBER 31,
	2014	2013	Change
Revenues ($ in thousands)
Village revenue (1)	$213,279	$255,457	$(42,178)

Cost of sales ($ in thousands)	$89,507	$96,121	$(6,614)

Gross margin as a % of revenues	58.0%	62.4%	(4.4)%

Average available village rooms (2)	9,271	8,925	346

Rentable rooms for villages (3)	9,079	8,843	236

Average daily rate for villages (4)	$94	$95	$(1)

Occupancy in villages (5)	68%	83%	(15)%

Australian dollar to U.S. dollar	$0.902	$0.965	$(0.063)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms includes rooms that are utilized for our personnel.

(3)	Rentable rooms excludes rooms that are utilized for our personnel and out of service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

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

Segment Results of Operations – U.S. Segment

	YEAR ENDED DECEMBER 31,
	2014	2013	Change

Revenues ($ in thousands)	$68,196	$75,109	$(6,913)

Cost of sales ($ in thousands)	$53,232	$54,496	$(1,264)

Gross margin as a % of revenues	21.9%	27.4%	(5.5)%

Our U.S. segment reported revenues in 2014 of $68.2 million, which were $6.9 million, or 9.2%, lower than 2013. Our offshore fabrication sales were down approximately $5.8 million, due to a significant project recognized in 2013 that was not repeated in 2014. Wellsite services and offshore rentals revenues were also down approximately $0.7 million and $1.1 million, respectively, due to reduced activity. These items were partially offset by an increase to mobile camp revenues of approximately $1.1 million resulting from the addition of two new lodges, which began operating in July and December 2013, respectively.

Our U.S. cost of sales decreased $1.3 million, or 2.3%, in 2014 compared to 2013. The decrease was driven by the reduced activity levels noted above.

Our U.S. segment gross margin as a percentage of revenues decreased from 27.4% in 2013 to 21.9% in 2014 primarily due to margin decreases in wellsite services and offshore.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages and purchasing or leasing land under our land banking strategy, and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been available cash, cash flow from operations and borrowings under our credit facility. The following table summarizes our consolidated liquidity position as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Lender commitments (1)	$375,000	$650,000
Reductions in availability (2)	(121,690)	(222,191)
Borrowings against revolver capacity	(52,020)	--
Outstanding letters of credit	(5,070)	(5,851)
Unused availability	196,220	421,958
Cash and cash equivalents	7,837	263,314
Total available liquidity	$204,057	$685,272

(1)

We also have an A$5 million bank guarantee facility. We had bank guarantees of A$1.3 million and A$1.7 million under this facility outstanding as of December 31, 2015 and 2014, respectively. In connection with the February 2016 amendment to the Amended Credit Facility, lender commitments were reduced to $350 million.

(2)

As of December 31, 2015 and 2014, $121.7 million and $222.2 million, respectively, of our borrowing capacity under our Amended Credit Facility could not be utilized in order to maintain compliance with the financial covenants in our Amended Credit Facility.

Cash totaling $186.1 million was provided by operations during 2015 compared to $291.1 million provided by operations during 2014 and $337.4 million during 2013. The decrease in operating cash flow in 2015 compared to 2014 was primarily due to lower revenue resulting from occupancy levels in lodges and villages. The decrease in operating cash flow in 2014 compared to 2013 was primarily due to weaker Canadian and Australian dollars relative to the U.S. dollar and lower occupancy levels in lodges and villages, partially offset by lower cash used by working capital. During 2015 and 2014, $67.1 million and $5.2 million, respectively, was provided by working capital. The increase in 2015 compared to 2014 was primarily the result of decreased accounts receivable balances. During the year ended December 31, 2013, changes in working capital used $27.6 million of cash flow.

Cash was used in investing activities during 2015, 2014 and 2013 in the amounts of $49.8 million, $239.1 million and $284.2 million respectively. Capital expenditures totaled $62.5 million, $251.2 million and $291.7 million respectively. Capital expenditures in each year consisted principally of construction and installation of assets for our lodges and villages primarily in support of Canadian oil sands projects, including the McClelland Lake Lodge in the Athabasca oil sands region in 2014, and Australian mining production and development projects. The significant decrease in capital expenditures in 2015 compared to 2014 is primarily a result of the construction of the McClelland Lake Lodge, which was largely completed in 2014. No comparable project was under construction in 2015.

We expect our capital expenditures for 2016 to be approximately $30 million, which excludes any expenditures for unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2016 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, internally generated funds and borrowings under our Amended Credit Facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

The table below delineates historical capital expenditures split between development spending on our lodges and villages, land banking spending, mobile and open camp spending and other capital expenditures. We classify capital expenditures for rooms and central facilities at our lodges and villages as development capital expenditures. Land banking spending consists of land acquisition and initial permitting or zoning costs. Other capital expenditures in the table below relate to routine capital spending for support equipment, upgrades to infrastructure at our lodge and village properties and spending related to our manufacturing facilities, among other items. We have also classified the expenditures between expansionary and maintenance spending.

Based on management’s judgment of capital spending classifications, we believe the following table represents the components of capital expenditures for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year Ended December 31,
	2015			2014			2013
	Expansion	Maint	Total	Expansion	Maint	Total	Expansion	Maint	Total
Development	$28.7	$3.9	$32.6	$164.0	$4.3	$168.3	$100.9	$0.1	$101.0
Lodge/village	3.5	4.7	8.2	14.3	15.9	30.2	16.2	48.8	65.0
Land banking	1.0	--	1.0	7.2	--	7.2	15.4	--	15.4
Mobile/open camp	1.1	3.6	4.7	14.5	22.5	37.0	46.0	56.4	102.4
Other	13.3	2.7	16.0	4.4	4.1	8.5	4.1	3.8	7.9
Total	$47.6	$14.9	$62.5	$204.4	$46.8	$251.2	$182.6	$109.1	$291.7

Development spending in 2015 was primarily related to the construction of our Sitka lodge in British Columbia and our Mariana Lake lodge in Alberta. Development spending in 2014 was primarily related to the construction of our McClelland Lake lodge in the northern Athabasca oil sands region of Canada. Development spending in 2013 was primarily related to the expansion of the Beaver River and Conklin lodges, and completion of the initial rooms at our Anzac lodge in Canada. In 2013, we also completed the initial phase of construction at Boggabri village in Australia. In addition, we commenced construction of our McClelland Lake lodge in the northern Athabasca oil sands region of Canada.

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

Net cash of $349.6 million was used in financing activities during 2015, primarily due to repayments of term loan borrowings of $729.4 million offset by borrowings of term loans of $325 million and net revolver borrowings of $59.1 million. Net cash of $16.2 million was provided by financing activities during 2014, in part due to contributions from Oil States of $28.3 million. Borrowings of $775.0 million under our new term loan facility funded the cash distribution of $750.0 million to Oil States on May 28, 2014. Net cash of $30.3 million was provided by financing activities during 2013, primarily due to contributions from Oil States and partially offset by the repayment of all amounts outstanding under our previous Canadian term loan and repayments under our previous Australian credit facility.

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

Credit Facility and Long Term Debt. We historically relied on Oil States for financial support and cash management. Following the Spin-Off, our capital structure and sources of liquidity changed. In connection with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million (collectively, the Credit Facility) for an aggregate borrowing capacity of $1.4 billion. On July 17, 2015, we amended the Credit Facility (First Amendment) to, among other things:

●

Permit us to redomicile to Canada, make associated corporate restructurings and make certain changes to the collateral and guarantees, covenants, events of default and related definitions to reflect the Redomicile Transaction and the new credit facilities referred to below;

●

Allow for the incurrence of new credit facilities under the Credit Facility, including (i) a new revolving credit facility in a maximum principal amount of US$125 million available to be borrowed by Civeo Canada after the effectiveness of the First Amendment (July 17, 2015) and (ii) a new term loan facility in the amount of US$325 million to be borrowed by Civeo Canada on the date of the effectiveness of the First Amendment;

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

●	Make certain changes to the maximum leverage ratio financial covenant;

●	Make certain changes to the application of prepayments and amortization schedules to reflect the new term loan facility and the prepayment of the U.S. term loans; and

●	Make other technical changes and amendments to the Credit Facility.

On February 18, 2016, the Second Amendment (Second Amendment) to the Credit Facility (together with all amendments, the Amended Credit Facility) became effective, which allowed us the following:

●	Join Civeo Management LLC, an indirect wholly owned subsidiary of the Company, as a co-borrower under the US$50 million U.S. revolving credit facility under the Amended Credit Facility;

●

Provide for the partial prepayment of the U.S. term loan under the Amended Credit Facility in the aggregate principal amount of US$25 million and the reduction by US$25 million of the aggregate revolving loan commitments under the Canadian revolving credit facility under the Amended Credit Facility, which was incurred in connection with the First Amendment to the Credit Facility, to a maximum principal amount of US$100 million;

●

Increase the interest rate margin by 0.25% when the leverage ratio is less than 1.50x (by deleting the lowest level in the leverage-based grid) and adding two additional levels to the total leverage-based grid such that the interest rates for the loans range from LIBOR +2.25% to LIBOR +5.00%, and increase the undrawn commitment fee from a range of 0.45% to 0.90% to a range of 0.51% to 1.13% based on total leverage;

●	Make certain changes to the maximum leverage ratio financial covenant, as follows:

Maximum Leverage Ratio
Period Ended

December 31, 2015	4.00 : 1.00
March 31, 2016	4.25 : 1.00
June 30, 2016	5.25: 1.00
September 30, 2016	5.50 : 1.00
December 31, 2016	5.50 : 1.00
March 31, 2017	5.25 : 1.00
June 30, 2017	5.25 : 1.00
September 30, 2017	5.00 : 1.00
December 31, 2017	5.00 : 1.00
March 31, 2018	4.75 : 1.00
June 30, 2018	3.75 : 1.00
September 30, 2018 & thereafter	3.50 : 1.00

●

Add a provision for a mandatory prepayment of the revolving credit facilities under the Amended Credit Facility in the event the Company and its subsidiaries hold an aggregate amount of cash exceeding US$40 million for a period of more than three consecutive business days, such mandatory prepayment to be made within two business days in an amount equal to the lesser of (a) an amount sufficient to reduce the aggregate amount of cash and permitted investments on hand at the Company and its subsidiaries to less than US$40 million or (b) an amount sufficient to repay all of the outstanding commitments under the revolving credit facilities under the Amended Credit Facility; and

●	Make other technical changes and amendments to the Credit Facility.

The following table summarizes the capacity available under the Amended Credit Facility compared to the Credit Facility (in thousands):

	Credit Facility	First Amendment to the Credit Facility	Amended Credit Facility
Term loans:
U.S. term loan	$775,000	$50,000	$24,375
Canadian term loan	--	325,000	325,000
Total term loans outstanding	$775,000	$375,000	$349,375

Total capacity under revolving credit facilities:
U.S. revolving credit facility	$450,000	$50,000	$50,000
Canadian revolving credit facility	100,000	100,000	100,000
New Canadian revolving credit facility	--	125,000	100,000
Australian revolving credit facility	100,000	100,000	100,000
Total capacity under revolving credit facilities	$650,000	$375,000	$350,000

U.S. dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 5.00%, or a base rate plus 1.25% to 4.00%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Facility). Canadian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to CDOR plus a margin of 2.25% to 5.00%, or a base rate plus a margin of 1.25% to 4.00%, in each case based on a ratio of our consolidated total leverage to EBITDA (as defined in the Amended Credit Facility). Australian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to BBSY plus a margin of 2.25% to 5.00%, based on a ratio of our consolidated total leverage to EBITDA (as defined in the Amended Credit Facility).

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.0 to 1.0 (as of December 31, 2015). As noted above, the permitted level of the maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of December 31, 2015.

Borrowings under the Amended Credit Facility are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Obligations under the Amended Credit Facility are guaranteed by our significant subsidiaries.

Dividends. We paid quarterly dividends in the amount of $0.13 per share during the third and fourth quarters of 2014. In late December 2014, we suspended our quarterly dividend in order to maintain our financial flexibility and best position our company for long-term success. The declaration and amount of all dividends will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. In addition, our ability to pay dividends is limited by covenants in our Amended Credit Facility. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes in the United States if we are required to repatriate foreign earnings to pay such dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.

Effects of Inflation

Our revenues and results of operations have not been materially impacted by inflation in the past three fiscal years.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Total debt, including capital leases	$401,560	$17,698	$35,396	$348,466	$--
Interest payments(1)	44,248	13,725	25,628	4,895	--
Purchase obligations	9,094	9,094	--	--	--
Non-cancelable operating lease obligations	27,462	4,581	7,636	5,664	9,581
Asset retirement obligations – expected cash payments	47,663	3,178	7,273	3,717	33,495
Total contractual cash obligations	$530,027	$48,276	$75,933	$362,742	$43,076

(1)	Interest payments due under the Amended Credit Facility, which matures on May 28, 2019; based on a weighted average interest rate of 2.7% to 3.7% for the twelve month period ended December 31, 2015.

Our debt obligations at December 31, 2015 are included in our consolidated balance sheet, which is a part of our consolidated financial statements in Item 8 of this annual report. We have not entered into any material leases subsequent to December 31, 2015.

Due to the uncertainty with respect to the timing of future cash flows associated with our uncertain tax positions at December 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Critical Accounting Policies

Our consolidated financial statements in Item 8 of this annual report have been prepared in accordance with U.S. GAAP, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Note 2 - Summary of Significant Accounting Policies to the notes to consolidated financial statements in Item 8 of this annual report.

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

Impairment of Tangible and Intangible Assets, including Goodwill

Goodwill. Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. In connection with the preparation of our financial statements for the three months ended September 30, 2015, we performed a goodwill impairment test as of September 30, 2015, and we reduced the value of our goodwill to zero. Please see Note 3 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of goodwill impairments recorded in the years ended December 31, 2015 and 2014.

We do not amortize goodwill. We evaluate goodwill for impairment, at the reporting unit level, annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. Each segment of our business represents a separate reporting unit, and all three of our reporting units previously had goodwill. We recognize an impairment loss for any amount by which the carrying amount of a reporting unit’s goodwill exceeds the reporting unit’s implied fair value (IFV) of goodwill. We conduct our annual impairment test as of November 30 of each year.

Our assessment consisted of a two-step impairment test. In the first step, we compared each reporting unit’s carrying amount, including goodwill, to the IFV of the reporting unit. If the carrying amount of the reporting unit exceeded its fair value, goodwill was considered impaired, and a second step was performed to determine the amount of impairment, if any.

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

In 2014, we chose to bypass the qualitative assessment and proceed directly to the first step of the impairment test. In performing the two-step impairment test, we compare each reporting unit’s carrying amount, including goodwill, to the IFV of the reporting unit. Because none of our reporting units has a publically quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process (a Level 3 fair value measurement). In our analysis, we target an IFV that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. The IFV of the reporting unit is estimated using a combination of (i) an analysis of trading multiples of comparable companies (Market Approach) and (ii) discounted projected cash flows (Income Approach). We also use acquisition multiples analyses in certain circumstances. The relative weighting of each approach varies by reporting unit, based on management’s judgment.

Market Approach - This valuation approach utilizes publicly traded comparable companies’ enterprise values, as compared to their recent and forecasted earnings before interest, taxes and depreciation (EBITDA) information. We have historically used an average EBITDA multiple ranging from approximately 6.5x to approximately 9.5x depending on the reporting unit. We use EBITDA because it is a widely used key indicator of the cash generating capacity of companies in our industry.

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

The IFV of our reporting units is affected by future oil, coal and natural gas prices, anticipated spending by our customers and the cost of capital. Our estimate of IFV requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each reporting unit’s operations in the future, and are therefore uncertain. We selected these valuation approaches because we believe the combination of these approaches and our best judgment regarding underlying assumptions and estimates provides us with the best estimate of fair value for each of our reporting units. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and widely accepted by investors. The IFV of each reporting unit would change if our assumptions under these valuation approaches, or relative weighting of the valuation approaches, were materially modified.

Definite-Lived Tangible and Intangible Assets. The recoverability of the carrying values of tangible and intangible assets is assessed at an asset group level which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Whenever, in management’s judgment, events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable based on estimated future cash flows, an asset impairment evaluation is performed. Indicators of impairment might include persistent negative economic trends affecting the markets we serve, recurring losses or lowered expectations of future cash flows expected to be generated by our assets.

In performing this analysis, the first step is to compare each asset group’s carrying value to estimates of undiscounted future cash flows. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. The estimates are consistent with those used for purposes of our goodwill impairment test, as further discussed in Goodwill, above.

If, based on the assessment, the carrying values of any of our asset groups are determined to not be recoverable, we proceed to the second step. In this step, we compare the fair value of the respective asset group to its carrying value. Our estimate of the fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future, and are therefore uncertain.

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

Please see Note 3 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of impairments of definite-lived tangible and intangible assets recorded in the years ended December 31, 2015 and 2014.

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

Please see Note 3 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of impairments of indefinite-lived intangible assets recorded in the years ended December 31, 2015 and 2014.

Revenue and Cost Recognition

Revenues are recognized based on a periodic (usually daily) room rate or when the services are rendered. Revenues are recognized in the period in which services are provided pursuant to the terms of our contractual relationships with our customers. In some contracts, the rate or committed room numbers may vary over the contract term. In these cases, revenue may be deferred and recognized on a straight-line basis over the contract term. Revenue from the sale of products, not accounted for utilizing the percentage-of-completion method, is recognized when delivery to and acceptance by the customer has occurred, when title and all significant risks of ownership have passed to the customer, collectability is probable and pricing is fixed and determinable. Our product sales terms do not include significant post-delivery obligations.

For significant projects, revenues are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract (cost-to-cost method). Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Costs incurred and estimated profits in excess of billings on percentage-of-completion contracts are recognized as unbilled receivables. Management believes this method is the most appropriate measure of progress on large contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to projected costs and revenue and are recognized in the period in which the revisions are determined. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of our estimates and materially impact our future reported earnings.

Revenues exclude taxes assessed based on revenues such as sales or value added taxes.

Cost of services includes labor, food, utilities, cleaning supplies and other costs associated with operating the accommodations facilities. Cost of goods sold includes all direct material and labor costs and those costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from customer accounts requires us to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on a continuous process of assessing our accounts receivable on an individual customer basis, taking into account current market conditions and trends. This process consists of a thorough review of historical collection experience, current aging status of the customer accounts, and financial condition of our customers. Based on a review of these factors, we will establish or adjust allowances for specific customers. A substantial portion of our revenues come from oil companies in the Canadian oil sands and Australian mining companies. If worldwide commodity prices continue to deteriorate, the creditworthiness of our customers could also deteriorate, they may be unable to pay these receivables, and additional allowances could be required. At December 31, 2015 and 2014, our allowance for bad debts totaled $1.1 million and $4.0 million, or 1.8% and 2.4% of gross accounts receivable, respectively.

Estimation of Useful Lives

The selection of the useful lives of many of our assets requires the judgments of our operating personnel as to the length of these useful lives. Our judgment in this area is influenced by our historical experience in operating our assets, technological developments and expectations of future demand for the assets. Should our estimates be too long or short, we might eventually report a disproportionate number of losses or gains upon disposition or retirement of our long-lived assets. We reevaluate the remaining useful lives and salvage values of our assets when certain events occur that directly impact the useful lives and salvage values, including changes in operating condition, functional capability and market and economic factors. We believe our estimates of useful lives are appropriate.

Share-Based Compensation

Our historic share-based compensation is based on participating in Civeo’s 2014 Equity Participation Plan and, prior to the Spin-Off, the Oil States 2001 Equity Participation Plan (collectively, the Plans). Our disclosures reflect only our employees’ participation in the Plans. We are required to estimate the fair value of share compensation made pursuant to awards under the Plans. An initial estimate of the fair value of each option award or restricted share award determines the amount of share compensation expense we will recognize in the future. For stock option awards prior to the Spin-Off, to estimate the value of the awards under the Plan, Oil States selected a fair value calculation model. Oil States chose the Black Scholes Merton “closed form” model to value stock options awarded under the Plan. Oil States chose this model because option awards were made under straightforward vesting terms, option prices and option lives. Utilizing the Black Scholes Merton model required Oil States to estimate the length of time options will remain outstanding, a risk free interest rate for the estimated period options are assumed to be outstanding, forfeiture rates, future dividends and the volatility of our common stock. All of these assumptions affect the amount and timing of future share-based compensation expense recognition. We have not made any option awards subsequent to the Spin-Off, but, in the event that we make future awards, we expect to utilize a similar valuation methodology. We will continually monitor our actual experience and change assumptions for future awards as we consider appropriate.

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

When our earnings from foreign subsidiaries are considered to be indefinitely reinvested, no provision for Canadian income taxes is made for these earnings. If any of the subsidiaries have a distribution of earnings in the form of dividends or otherwise, we would be subject to both Canadian income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. During the fourth quarter of 2014, we reevaluated our intent to indefinitely reinvest earnings of our U.S. foreign subsidiary companies, and recognized a deferred tax liability of $25.3 million as of December 31, 2014 related to a portion of our undistributed foreign earnings. During the third quarter of 2015, following our redomiciliation to Canada, it was determined that the existing deferred tax liability recorded was no longer required. We reversed the taxes and recorded a tax benefit of approximately $25.3 million during the year ended December 31, 2015. We do not expect to provide Canadian income taxes on future foreign earnings.

We record a valuation allowance in each reporting period when management believes that it is more likely than not that any deferred tax asset created will not be realized. Management will continue to evaluate the appropriateness of the valuation allowance in the future based upon our operating results. Please see Note 12 – Income Taxes to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

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

For periods prior to the Spin-Off, our results were included in the consolidated tax return of Oil States. We have determined our U.S. income taxes in the combined financial statements by assuming our results are excluded from the consolidated return and then comparing consolidated taxable income and taxes due with and then without our results. Canadian and Australian taxes are based on actual tax returns filed by our foreign subsidiaries.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the FASB), which are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption. Please see Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2015, we had floating-rate obligations totaling $401.6 million outstanding under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increase by 1%, our consolidated interest expense would increase by a total of approximately $4.0 million annually based on our floating-rate debt obligations as of December 31, 2015.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.2 billion and A$0.5 billion, respectively, at December 31, 2015. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of December 31, 2015 would result in translation adjustments of approximately $24 million and $55 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data appear on pages 81 through 120 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 19 – Quarterly Financial Information (Unaudited) to our Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors during our two most recent fiscal years or any subsequent interim period.

ITEM 9A.	Controls and Procedures

(i)     Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

(ii) Internal Control Over Financial Reporting

(a)  Management's annual report on internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2015, the Company's internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in this annual report on page 83 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

Except as noted below, during the three months ended December 31, 2015, there were no changes in our internal controls (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal controls.

During the third quarter of 2015, we identified a material weakness in our internal controls over the assignment of depreciable lives to asset amounts recorded for asset retirement obligations.  Our processes, procedures and controls related to the assignment of depreciable lives for asset retirement obligations were not effective to ensure that the asset amounts were accurately reflected in the financial statements. This control deficiency resulted in a correction of an immaterial error in the third quarter 2015 financial statements.

To remediate this material weakness, during the fourth quarter of 2015, we implemented the following controls: (i) further formalizing and documenting the procedures surrounding the assignment of depreciable lives to assets recorded for asset retirement obligations; (ii) expanding management’s review of the related process; and (iii) formalizing and documenting additional analysis to be performed on our asset retirement amounts. The implementation of these controls remediated the material weakness as of December 31, 2015.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2016 Annual General and Special Meeting of Shareholders.

The Board of Directors of the Company (the Board) has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee, Finance and Investment Committee and Nominating and Corporate Governance Committee) may also be viewed at the Company's website. The Financial Code of Ethics for Senior Officers applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers. We intend to disclose any amendments to or waivers from our Financial Code of Ethics for Senior Officers by posting such information on our website at www.civeo.com. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this annual report.

ITEM 11.	Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2016 Annual General and Special Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2016 Annual General and Special Meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2016 Annual General and Special Meeting of Shareholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2016 Annual General and Special Meeting of Shareholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements: Reference is made to the index set forth on page 81 of this Annual Report on Form 10-K.

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

2.2

Separation and Distribution Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

3.1	Notice of Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

3.2	Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

4.1	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

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

10.6†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

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

10.17†

Form of Phantom Unit Agreement under the 2014 Equity Participation Plan of Civeo Corporation. (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-36246) filed on March 13, 2015).

10.18†

Executive Agreement between Civeo Corporation and Frank C. Steininger, dated May 4, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on May 7, 2015).

10.19†

Executive Services Agreement, dated May 30, 2012, between Peter McCann and The Mac Services Group Pty Ltd. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.20†	Dual Employment Agreement of Bradley J. Dodson (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.21†	Dual Employment Agreement of Frank C. Steininger (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.22†

Executive Agreement between Civeo Corporation and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.23†

Variation to Executive Services Agreement between Civeo Pty Ltd and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.24†

Dual Employment Agreement (Canada) of Allan Schoening, dated July 16, 2015 (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.25†

Dual Employment Agreement (United States) of Allan Schoening, dated July 16, 2015 (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.26†

Executive Agreement between Civeo Corporation and Mike Ridley, effective May 4, 2015 (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.27†

Executive Change of Control Severance Agreement between Civeo Corporation and Allan Schoening, dated July 13, 2015 (incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.28†

Executive Agreement between Civeo Corporation and Allan Schoening, dated December 15, 2014 (incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.29

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

21.1*		List of Significant Subsidiaries of Civeo Corporation.

23.1*		Consent of Ernst & Young LLP.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2016.

CIVEO CORPORATION

By	/s/ FRANK C. STEININGER
Frank C. Steininger
Senior Vice President, Chief Financial
Officer and Treasurer

Signature	Title

/s/ DOUGLAS E. SWANSON	Chairman of the Board
Douglas E. Swanson

/s/ BRADLEY J. DODSON	Director, President & Chief Executive Officer
Bradley J. Dodson	(Principal Executive Officer)

/s/ FRANK C. STEININGER	Senior Vice President, Chief Financial Officer and Treasurer
Frank C. Steininger	(Principal Financial Officer and Accounting Officer)

/s/ C. RONALD BLANKENSHIP	Director
C. Ronald Blankenship

/s/ MARTIN A. LAMBERT	Director
Martin A. Lambert

/s/ CONSTANCE B. MOORE	Director
Constance B. Moore

/s/ RICHARD A. NAVARRE	Director
Richard A. Navarre

/s/ CHARLES SZALKOWSKI	Director
Charles Szalkowski

CIVEO CORPORATION

CIVEO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Civeo Corporation:

We have audited the accompanying consolidated balance sheets of Civeo Corporation and subsidiaries’ (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity/net investment and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Civeo Corporation and subsidiaries’ at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Civeo Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

 Houston, Texas

February 26, 2016

CIVEO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Civeo Corporation:

We have audited Civeo Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Civeo Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Civeo Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Civeo Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity/net investment and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

 Houston, Texas

February 26, 2016

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Revenues:
Service and other	$489,788	$908,061	$1,016,769
Product	28,175	34,830	24,335
	517,963	942,891	1,041,104
Costs and expenses:
Service and other costs	300,888	513,087	530,575
Product costs	26,725	31,834	19,040
Selling, general and administrative expenses	68,441	70,345	69,590
Spin-off and formation costs	--	4,350	--
Depreciation and amortization expense	152,990	174,970	167,213
Impairment expense	122,926	290,508	--
Other operating expense (income)	(9,004)	688	(4,770)
	662,966	1,085,782	781,648
Operating income (loss)	(145,003)	(142,891)	259,456

Interest expense to affiliates	--	(6,980)	(18,933)
Interest expense to third-parties, net of capitalized interest	(22,585)	(14,396)	(6,029)
Loss on extinguishment of debt	(1,474)	(3,455)	(1,207)
Interest income	2,033	3,915	2,332
Other income	3,276	7,524	3,749
Income (loss) before income taxes	(163,753)	(156,283)	239,368
Income tax benefit (provision)	33,089	(31,379)	(56,056)
Net income (loss)	(130,664)	(187,662)	183,312
Less: Net income attributable to noncontrolling interest	1,095	1,381	1,436
Net income (loss) attributable to Civeo Corporation	$(131,759)	$(189,043)	$181,876

Per Share Data (see Note 6)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$(1.24)	$(1.77)	$1.70

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$(1.24)	$(1.77)	$1.70

Weighted average number of common shares outstanding:
Basic	106,604	106,306	106,293
Diluted	106,604	106,306	106,460

Dividends per common share	$--	$0.26	$--

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013

Net income (loss)	$(130,664)	$(187,662)	$183,312

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $1.9 million, $771 and zero, respectively	(168,363)	(138,692)	(167,712)
Total other comprehensive income (loss), net of tax	(168,363)	(138,692)	(167,712)

Comprehensive income (loss)	(299,027)	(326,354)	15,600
Comprehensive (income) loss attributable to noncontrolling interest	(550)	(1,201)	(1,345)
Comprehensive income (loss) attributable to Civeo Corporation	$(299,577)	$(327,555)	$14,255

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	DECEMBER 31,
	2015	2014
ASSETS

Current assets:
Cash and cash equivalents	$7,837	$263,314
Accounts receivable, net	61,467	160,253
Inventories	5,631	13,228
Prepaid expenses	11,712	20,670
Other current assets	4,589	6,491
Total current assets	91,236	463,956

Property, plant and equipment, net	931,914	1,248,430
Goodwill, net	--	45,260
Other intangible assets, net	35,309	50,882
Other noncurrent assets	12,753	20,633
Total assets	$1,071,212	$1,829,161

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,609	$36,277
Accrued liabilities	14,834	22,512
Income taxes	1,104	61
Current portion of long-term debt	17,698	19,375
Deferred revenue	7,747	18,539
Other current liabilities	493	21,677
Total current liabilities	66,485	118,441

Long-term debt, less current maturities	383,862	755,625
Deferred income taxes	25,391	55,500
Other noncurrent liabilities	31,704	39,486
Total liabilities	507,442	969,052

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Common shares (no par value; 550,000,000 shares authorized, 107,470,861 shares issued and outstanding at December 31, 2015)	--	--
Common stock ($0.01 par value, 550,000,000 shares authorized, 106,721,483 shares issued and outstanding at December 31, 2014)	--	1,067
Additional paid-in capital	1,305,930	1,300,042
Accumulated deficit	(376,376)	(244,617)
Accumulated other comprehensive loss	(366,309)	(198,491)
Total Civeo Corporation shareholders’ equity	563,245	858,001
Noncontrolling interest	525	2,108
Total shareholders’ equity	563,770	860,109
Total liabilities and shareholders’ equity	$1,071,212	$1,829,161

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY / NET INVESTMENT

(In Thousands)

		Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Oil States Net Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity / Net Investment

Balance, December 31, 2012	$--	$--	$--	$--	$1,302,664	$107,733	$1,248	$1,411,645
Net income					181,876		1,436	183,312
Currency translation adjustment						(167,712)	(91)	(167,803)
Dividends paid							(882)	(882)
Net transfers from Oil States International, Inc.					166,473			166,473
Balance, December 31, 2013	$--	$--	$--	$--	$1,651,013	$(59,979)	$1,711	$1,592,745
Net income (loss)			(230,724)		41,681		1,381	(187,662)
Currency translation adjustment						(138,512)	(180)	(138,692)
Dividends paid		(13,897)	(13,893)				(804)	(28,594)
Net transfers from Oil States International, Inc.					369,219			369,219
Distribution to Oil States International, Inc.					(750,000)			(750,000)
Reclassification of Oil States International, Inc. Net Investment to Additional Paid-in Capital		1,311,913			(1,311,913)			--
Issuance of common stock at the Spin-Off	1,066	(1,066)						--
Stock-based compensation	1	3,220						3,221
Other		(128)						(128)
Balance, December 31, 2014	$1,067	$1,300,042	$(244,617)	$--	$--	$(198,491)	$2,108	$860,109
Net income (loss)			(131,759)				1,095	(130,664)
Currency translation adjustment						(167,818)	(545)	(168,363)
Dividends paid							(2,133)	(2,133)
Redomicile Transaction	(1,075)	929		146				--
Share-based compensation	8	5,102		(146)				4,964
Other		(143)						(143)
Balance, December 31, 2015	$--	$1,305,930	$(376,376)	$--	$--	$(366,309)	$525	$563,770

Common Stock (in thousands)
Balance, December 31, 2012 and 2013	--
Issuance of common stock at the Spin-Off	106,538
Stock-based compensation.	183
Balance, December 31, 2014	106,721
Stock-based compensation.	750
Balance, December 31, 2015	107,471

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013

Cash flows from operating activities:
Net income (loss)	$(130,664)	$(187,662)	$183,312
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	152,990	174,970	167,213
Impairment charges	122,926	290,508	--
Inventory write-down	1,015	--	--
Loss on extinguishment of debt	1,474	3,455	1,207
Deferred income tax provision (benefit)	(34,175)	4,333	11,607
Non-cash compensation charge	4,614	6,283	4,894
Gains on disposals of assets	(1,826)	(5,877)	(2,395)
Provision (benefit) for loss on receivables, net of recoveries	1,205	(1,276)	2,099
Fair value adjustment of contingent consideration	--	--	(3,448)
Other, net	1,424	1,096	506
Changes in operating assets and liabilities:
Accounts receivable	80,347	4,840	12,554
Inventories	5,406	15,174	(11,885)
Accounts payable and accrued liabilities	(12,885)	(167)	(28,257)
Taxes payable	6,204	(16,738)	(24,921)
Other current assets and liabilities, net	(11,924)	2,114	24,892
Net cash flows provided by operating activities	186,131	291,053	337,378

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(62,451)	(251,158)	(291,694)
Proceeds from disposition of property, plant and equipment	12,683	12,086	7,488
Net cash flows used in investing activities	(49,768)	(239,072)	(284,206)

Cash flows from financing activities:
Proceeds from issuance of common shares	500	--	--
Revolving credit borrowings	299,427	--	3,093
Revolving credit repayments	(240,284)	--	(50,994)
Term loan borrowings	325,000	775,000	--
Term loan repayments	(729,425)	--	(82,762)
Debt issuance costs	(4,833)	(9,235)	--
Dividends paid	--	(27,790)	--
Distributions to Oil States	--	(750,000)	--
Contributions from Oil States	--	28,257	160,998
Net cash flows provided by (used in) financing activities	(349,615)	16,232	30,335

Effect of exchange rate changes on cash	(42,225)	(29,027)	(20,775)
Net change in cash and cash equivalents	(255,477)	39,186	62,732
Cash and cash equivalents, beginning of period	263,314	224,128	161,396

Cash and cash equivalents, end of period	$7,837	$263,314	$224,128

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We are one of the largest integrated providers of longer-term and temporary remote site accommodations, logistics and facility management services to the natural resource industry. Our scalable modular facilities provide long-term and temporary workforce accommodations where traditional accommodations and related infrastructure is insufficient, inaccessible or not cost effective. Once facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and redeployment logistics. Our accommodations support workforces in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications as well as disaster relief efforts, primarily in Canada, Australia and the United States. We operate in three principal reportable business segments – Canadian, Australian and U.S.

On May 5, 2014, the board of directors of the Oil States International, Inc. (Oil States) approved the separation of its Accommodations Segment (Accommodations) into a standalone, publicly traded Delaware corporation (Civeo US). In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo US it held after the market closed on May 30, 2014 (the Spin-Off). Each Oil States stockholder received two shares of Civeo US common stock for every one share of Oil States stock held at the close of business on the record date of May 21, 2014. In conjunction with the Spin-Off, Oil States received a private letter ruling from the Internal Revenue Service to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, Oil States’ distribution of Civeo US common stock was not taxable to Oil States or U.S. holders of Oil States common stock. Following the Spin-Off, Oil States retained no ownership interest in Civeo US, and each company now has separate public ownership, boards of directors and management. On June 2, 2014, Civeo US stock began trading the “regular-way” on the New York Stock Exchange (NYSE) under the “CVEO” stock symbol. Pursuant to the Separation and Distribution Agreement with Oil States, on May 28, 2014, we made a special cash distribution to Oil States of $750 million.

On July 17, 2015, we changed our place of incorporation, pursuant to which Civeo Corporation, a British Columbia, Canada limited company formerly named Civeo Canadian Holdings ULC (Civeo Canada), became the publicly traded parent company of the Civeo group of companies (the Redomicile Transaction). The Redomicile Transaction was effected pursuant to a previously announced Agreement and Plan of Merger, dated as of April 6, 2015, between Civeo US, Civeo US Merger Co, a Delaware corporation and wholly owned subsidiary of Civeo Canada (US Merger Co), and Civeo Canada. At the effective time of the merger, (i) US Merger Co was merged with Civeo US, with Civeo US surviving the merger as a wholly owned subsidiary of Civeo Canada, and (ii) each issued share of Civeo US common stock, other than those shares of Civeo US common stock held by Civeo US in treasury, was effectively transferred to Civeo Canada and converted into one common share, no par value, of Civeo Canada. An aggregate of approximately 107.5 million Civeo Canada common shares were issued at the effective time as merger consideration. The Civeo Canada common shares are listed on the NYSE under the symbol “CVEO”, the same symbol under which the Civeo US common stock traded prior to the effective time.

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

In connection with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million (collectively, the Credit Facility) for an aggregate borrowing capacity of $1.4 billion. On July 17, 2015, the First Amendment to the Credit Facility became effective. On February 18, 2016, the Second Amendment to the Credit Facility (together with all amendments, the Amended Credit Facility) became effective. The Amended Credit Facility, among other things, (i) allows us to borrow under new Canadian tranches of the Credit Facility, (ii) substantially reduced both the existing U.S. term loan and the U.S. revolver and (iii) increased the maximum leverage ratio allowed under the Credit Facility. For further information, please see Note 9 – Debt for further discussion.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

We incurred costs related to the Redomicile Transaction totaling $7.0 million and $2.6 million for the years ended December 31, 2015 and 2014, respectively. In addition, we incurred costs related to the Amended Credit Facility totaling $5.5 million. $4.8 million has been capitalized as debt issuance costs and the remaining $0.7 million is included in interest expense. As a result of the amendment, we also recognized a loss during the third quarter 2015 of approximately $1.5 million related to unamortized debt issuance costs, which is included in Loss on extinguishment of debt on the accompanying consolidated statements of operations.

As a result of the Spin-Off, we incurred certain costs during the year ended December 31, 2014. We recognized a loss on the termination of debt of approximately $3.5 million in the second quarter 2014, related to unamortized debt issuance costs, which is included in Loss on extinguishment of debt on the accompanying consolidated statements of operations. We recorded transition and formation costs associated with the Spin-Off of approximately $4.3 million for the year ended December 31, 2014, which are included in Spin-off and formation costs on the accompanying consolidated statements of operations. In the second quarter 2014, we recognized a $9.0 million impairment of an intangible asset in Australia, which is included in Impairment expense on the accompanying consolidated statements of operations. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand had been reduced to nil.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates, all references in these consolidated financial statements to “Civeo,” “the Company,” “us,” “our” or “we” for the time period prior to the Spin-Off mean the Accommodations business of Oil States. For time periods after the Spin-Off, but prior to July 17, 2015, these terms refer to Civeo US and its consolidated subsidiaries. For time periods after July 17, 2015, these terms refer to Civeo Canada and its consolidated subsidiaries.

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

All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity / net investment for the year ended December 31, 2015 consist entirely of the consolidated results of Civeo.

●

Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity / net investment for the year ended December 31, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the seven months ended December 31, 2014.

●

Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity / net investment for the year ended December 31, 2013 consist entirely of the combined results of the Oil States’ Accommodations business.

●	Our consolidated balance sheets at December 31, 2015 and December 31, 2014 consist entirely of the consolidated balances of Civeo.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The consolidated financial statements for periods prior to the Spin-Off included expense allocations for: (1) certain corporate functions historically provided by Oil States, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services; (2) certain employee benefits and incentives; and (3) equity-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Oil States personnel, a pro-rata basis of headcount or other relevant measures of Oil States and its subsidiaries. We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the Spin-Off, we perform these functions using our own resources or purchase services. Until February 28, 2015, however, some of these functions were provided by Oil States under a transition services agreement. See Note 17 – Related Party Transactions.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the consolidated statements of operations.

Interest Capitalization

Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. For the years ended December 31, 2015, 2014, and 2013, $1.6 million, $2.3 million and $0.8 million were capitalized, respectively.

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

In performing this analysis, the first step is to review asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For each asset group, we compare its carrying value to estimates of undiscounted future cash flows. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. The estimates are consistent with those used for purposes of our goodwill impairment test, as further discussed in Goodwill and Other Intangible Assets, below. Based on the assessment, if the carrying values of certain of our asset groups are determined to not be recoverable, we proceed to the second step. In this step, we compare the fair value of the respective asset group to its carrying value. The fair value of the asset groups are based on prices of similar assets, as applicable, or discounted cash flows. Our estimate of the fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future, and are therefore uncertain.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Please see Note 3 – Impairment Charges for a discussion of impairment charges we recognized in 2015 and 2014 related to our long-lived assets.

Goodwill and Other Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable.

We do not amortize goodwill. We evaluate goodwill for impairment, at the reporting unit level, annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. We conduct our annual impairment test as of November 30 of each year. Our goodwill balance was fully impaired at September 30, 2015.

A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. Each segment of our business represents a separate reporting unit, and all three of our reporting units previously had goodwill. We recognize an impairment loss for any amount by which the carrying amount of a reporting unit’s goodwill exceeds the reporting unit’s implied fair value (IFV) of goodwill.

Our assessment consists of a two-step impairment test. In the first step, we compare each reporting unit’s carrying amount, including goodwill, to the IFV of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired, and a second step is performed to determine the amount of impairment, if any.

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

Market Approach - This valuation approach utilizes publicly traded comparable companies’ enterprise values, as compared to their recent and forecasted earnings before interest, taxes and depreciation (EBITDA) information. We have historically used an average EBITDA multiple ranging from approximately 6.5x to approximately 9.5x depending on the reporting unit. We use EBITDA because it is a widely used key indicator of the cash generating capacity of companies in our industry.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Please see Note 3 – Impairment Charges for a discussion of impairment charges we recognized in 2015 and 2014 related to our goodwill. Our goodwill balance was fully impaired at September 30, 2015.

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

Please see Note 3 – Impairment Charges for a discussion of impairment charges we recognized in 2015 and 2014 related to our intangible assets.

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from consolidated balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within shareholders’ equity representing substantially all of the balances within accumulated other comprehensive income. Remeasurements of intercompany loans denominated in a different currency than the functional currency of the entity that are of a long-term investment nature are recognized as other comprehensive income within shareholders’ equity. Gains and losses resulting from consolidated balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany loans that are of a long-term investment nature, are included in the consolidated statements of operations as incurred. For the years ended December 31, 2015, 2014, and 2013, we recognized approximately $9.0 million, $0.2 million and $(1.3) million in foreign currency gains (losses), respectively.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

For significant projects, revenues are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract (cost-to-cost method). Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Costs incurred and estimated profits in excess of billings on percentage-of-completion contracts are recognized as unbilled receivables. Management believes this method is the most appropriate measure of progress on large contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to projected costs and revenue and are recognized in the period in which the revisions are determined. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of our estimates and materially impact our future reported earnings.

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

Income Taxes

Our operations are subject to Canadian federal and provincial income taxes, as well as foreign income taxes. We determine the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Receivables and Concentration of Credit Risk

Based on the nature of our customer base, we do not believe that we have any significant concentrations of credit risk other than our concentration in the Canadian oil sands and Australian mining industries. We evaluate the credit-worthiness of our significant, new and existing customers’ financial condition and, generally, we do not require collateral from our customers. For the year ended December 31, 2015, each of Imperial Oil, Fort Hills Energy LP and BM Alliance Coal Operations Pty Ltd accounted for more than 10% of our revenues. For the year ended December 31, 2014, Imperial Oil accounted for more than 10% of our revenues. For the year ended December 31, 2013, each of Imperial Oil and BHP Billiton Mitsubishi Alliance accounted for more than 10% of our revenues.

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

We relieve ARO liabilities when the related obligations are settled. We have AROs that we are required to perform under law or contract once an asset is permanently taken out of service. Most of these obligations are not expected to be paid until several years in the future and will be funded from general company resources at the time of removal. Please see Note 11 – Asset Retirement Obligations for further discussion.

Share-Based Compensation

We, and, prior to the Spin-Off, Oil States, sponsor an equity participation plan in which certain of our employees participate. We measure the cost of employee services received in exchange for an award of equity instruments (typically option awards) based on the grant-date fair value of the award. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

We, and, prior to the Spin-Off, Oil States, also grant phantom shares under the Canadian Long-Term Incentive Plan, which provides for the granting of units of phantom shares to key Canadian employees. We also grant phantom shares under the 2014 Equity Participation Plan, which provides for the granting of units of phantom shares to key U.S. employees. All of the awards vest in equal annual installments and are accounted for as a liability based on the fair value of our share price. Participants granted units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a common share on the vesting date.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

 Guarantees

Substantially all of our Canadian and U.S. subsidiaries are guarantors under our Credit Facility. See Note 9 - Debt.

Some of our products are sold with a warranty, generally 12 months. Parts and labor are covered under the terms of the warranty agreement. Warranty provisions are estimated based upon historical experience by product, configuration and geographic region. Our total liability related to warranties was $0.1 million and $0.1 million at December 31, 2015 and 2014, respectively.

During the ordinary course of business, we also provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. As of December 31, 2015, the maximum potential amount of future payments that we could be required to make under these guarantee agreements (letters of credit) was approximately $6.0 million. We have not recorded any liability in connection with these guarantee arrangements. We do not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include potential future adjustments as a result of contingent consideration arrangements pursuant to business combinations and other contractual agreements, revenue and income recognized on the percentage-of-completion method, estimates of the amount and timing of costs to be incurred for asset retirement obligations, any valuation allowance recorded on net deferred tax assets, warranty and allowance for doubtful accounts. Actual results could materially differ from those estimates.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU  2015-17). This new standard requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this guidance. Effective with our annual report for the period ending December 31, 2015, we have adopted the provisions of ASU 2015-17 prospectively to classify all deferred tax assets and liabilities as noncurrent. For further discussion, please see Note 12 – Income Taxes.

In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03).  ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability.  The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation.  Early adoption is permitted.  We plan to adopt the standard in the first quarter of 2016.  As of December 31, 2015, we had debt issuance costs totaling $9.4 million, which are included in Prepaid expenses and other current assets ($2.6 million) and Other non-current assets ($6.8 million) on the accompanying consolidated balance sheets. A portion of these costs relate to revolving lines of credit, and will accordingly continue to be included in Prepaid expenses and other current assets or Other non-current assets.

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

3.	IMPAIRMENT CHARGES

2015 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2015 which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Canada	Australia	U.S. and Other	Total
Quarter ended March 31, 2015
Long-lived assets	$--	$--	$2,738	$2,738
Quarter ended June 30, 2015
Long-lived assets	--	9,473	--	9,473
Quarter ended September 30, 2015
Goodwill	43,194	--	--	43,194
Long-lived assets	23,041	23,980	18,040	65,061
Intangible assets	--	--	2,460	2,460
Total	$66,235	$33,453	$23,238	$122,926

Quarter ended March 31, 2015. During the first quarter of 2015, we made the decision to dispose of our manufacturing facility in Johnstown, Colorado. Accordingly, the facility met the criteria of held for sale, and its carrying value was adjusted downward to $8.7 million, which represents its estimated fair value less the cost to sell. We recorded a pre-tax impairment expense of $2.7 million and an additional $1.1 million to write-down our inventory as a result. During the fourth quarter of 2015, we completed the sale of the facility, and received proceeds of $8.9 million.

Quarter ended June 30, 2015. During the second quarter of 2015, we recorded an impairment expense of $9.5 million, resulting from the impairment of fixed assets in a village located in Western Australia, due to the continued downturn in gold mining activity and lack of contract renewals. We assessed the carrying value of the asset group to determine if it continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying value was determined to not be recoverable.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Quarter ended September 30, 2015. During the third quarter of 2015, we recorded impairment expense related to goodwill, long-lived assets and intangible assets.

Due to the sustained reduction of our share price throughout 2015, our market capitalization implied an enterprise value which is significantly less than the sum of the estimated fair values of our reporting units.  As a result of our market capitalization at September 30, 2015, coupled with (1) the continued depression of worldwide oil prices, including the substantial declines experienced in the third quarter of 2015, and (2) continued weakness in the Canadian dollar in the third quarter 2015, we determined that an indicator of a goodwill impairment was present as of September 30, 2015.  Accordingly, as a result of current macroeconomic conditions, we performed an interim goodwill impairment test as of September 30, 2015, and we reduced the value of our goodwill in our Canadian reporting unit to zero.  This resulted in an impairment charge in the third quarter 2015 which totaled $43.2 million.

Furthermore, as a result of the goodwill impairment in our Canadian segment, we determined all asset groups within this segment had experienced a trigger that indicated that the carrying values might not be recoverable. Accordingly, we compared the carrying value of each asset group to estimates of undiscounted cash flows. Based on the assessment, carrying values of certain assets groups were determined to be unrecoverable, and we proceeded to compare the fair value of those assets groups to their respective carrying values. As a result, we recorded an impairment loss of $11.1 million related to long-lived assets in our Canadian segment.

Additionally, also as a result of the sustained reduction of our share price throughout 2015, we reviewed the long-lived assets in our U.S. and Australia reportable segments to determine if an indicator of impairment had occurred that would indicate that the carrying values of the asset groups in these segments might not be recoverable. We determined that certain asset groups within the segments had experienced an indicator of impairment, and thus compared the carrying value of the respective asset group to estimates of undiscounted future cash flows. Based on the assessment, the carrying values of three of our assets groups were determined to not be recoverable, and we proceeded to compare the fair value of the asset groups to their carrying value. As a result, we recorded an impairment loss of $20.5 million related to our U.S. segment. Of the $20.5 million impairment, $18.0 million reduced the value of our fixed assets and $2.5 million reduced the value of our amortizable intangible assets. In addition, we recorded an impairment loss of $24.0 million related to our Australian segment that reduced the value of our fixed assets.

Finally, during the third quarter of 2015, we identified assets in our Canadian segment that should have been impaired in the fourth quarter of 2014. We determined that the error was not material to our financial statements for the year ended December 31, 2014 and therefore corrected the error in the third quarter of 2015. This resulted in an additional impairment expense of $11.9 million.

2014 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2014 which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Canada	Australia	U.S. and Other	Total
Quarter ended June 30, 2014
Long-lived assets	$--	$--	$2,621	$2,621
Intangible assets	--	8,989	--	8,989
Quarter ended December 31, 2014
Goodwill	--	186,097	16,632	202,729
Long-lived assets	17,197	--	55,776	72,973
Intangible assets	--	--	3,196	3,196
Total	$17,197	$195,086	$78,225	$290,508

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Quarter ended June 30, 2014. We recognized a $9.0 million impairment of an indefinite-lived intangible asset in Australia. Due to the Spin-Off, and the resulting rebranding of our Australian operations from The MAC to Civeo, it was determined that the fair value of an intangible asset associated with The MAC brand had been reduced to zero.

Additionally, in the second quarter 2014, we recognized an impairment totaling $2.6 million on assets in the custody of a non-paying client in Mexico and for which the return or reimbursement is uncertain.

Quarter ended December 31, 2014. During the fourth quarter of 2014, we recorded impairment expense related to goodwill, long-lived assets and intangible assets.

In performing step one of our annual goodwill impairment test as of November 30, 2014, the carrying amounts of our U.S. and Australia reporting units exceeded the respective reporting unit’s IFV. Accordingly, we proceeded to the second step for those reporting units. This second step compared the IFV of each reporting unit’s goodwill with the carrying amount of such goodwill.  We performed a hypothetical allocation of the fair value of the reporting units determined in step one to all of the assets and liabilities of the unit, including any unrecognized intangible assets.  After making these hypothetical allocations, we determined zero residual value remained that could be allocated to goodwill within our U.S. and Australian reporting units, respectively.  As a result, we recorded impairment charges totaling $16.6 million and $186.1 million to goodwill for our U.S. and Australian reporting units, respectively.

Also during the fourth quarter 2014, as a result of the decline in global crude oil prices and forecasts for a potentially protracted period of lower prices, management assessed the carrying value of all of our long-lived asset groups to determine if they continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying values of certain of our asset groups were determined to not be recoverable. We recorded impairment losses of $76.2 million during 2014 as a result, of which $59.0 million related to our U.S. segment and $17.2 million related to our Canadian segment. Of the $59.0 million impairment related to our U.S. segment, $55.8 million reduced the value of our fixed assets and $3.2 million was recorded on our amortizable intangible assets.

4.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of December 31, 2015 and 2014, we believe the carrying value of our floating-rate debt outstanding under our term loans approximates its fair value because the term includes short-term interest rates and excludes penalties for prepayment. We estimated the fair value of our floating-rate term loan using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for this loan.

During 2015 and 2014, we wrote down our goodwill to its IFV. We also wrote down certain long-lived assets and indefinite lived intangible assets to their fair value. Our estimate of IFV required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the reporting units’ operations in the future, and are therefore uncertain. Our estimate of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future, and are therefore uncertain. Please see Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at December 31, 2015 and 2014 is presented below (in thousands):

	2015	2014
Accounts receivable, net:
Trade	$44,650	$124,198
Unbilled revenue	16,649	38,487
Other	1,289	1,611
Total accounts receivable	62,588	164,296
Allowance for doubtful accounts	(1,121)	(4,043)
Total accounts receivable, net	$61,467	$160,253

	2015	2014
Inventories:
Finished goods and purchased products	$1,854	$2,814
Work in process	1,260	4,790
Raw materials	2,517	5,624
Total inventories	$5,631	$13,228

	Estimated Useful Life (in years)	2015	2014
Property, plant and equipment, net:
Land		$47,825	$55,365
Accommodations assets	3-15	1,482,842	1,687,033
Buildings and leasehold improvements	3-20	29,099	40,256
Machinery and equipment	4-15	9,183	12,117
Office furniture and equipment	3-7	29,172	32,181
Vehicles	3-5	15,412	19,128
Construction in progress		52,558	70,603
Total property, plant and equipment		1,666,091	1,916,683
Accumulated depreciation		(734,177)	(668,253)
Total property, plant and equipment, net		$931,914	$1,248,430

	2015	2014
Accrued liabilities:
Accrued compensation	$11,726	$15,273
Accrued taxes, other than income taxes	963	1,567
Accrued interest	12	60
Other	2,133	5,612
Total accrued liabilities	$14,834	$22,512

6.	EARNINGS PER SHARE

On May 30, 2014, 106,538,044 of our common shares were distributed to Oil States stockholders in connection with the Spin-Off. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding, we have assumed these shares to be outstanding as of the beginning of each period prior to the separation presented in the calculation of weighted-average shares. In addition, we have assumed the dilutive securities outstanding at May 30, 2014 were also outstanding for each of the periods prior to the Spin-Off presented.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The calculation of earnings per share attributable to the Company is presented below for the periods indicated (in thousands, except per share amounts):

	2015	2014	2013
Basic Earnings per Share
Net income (loss) attributable to Civeo	$(131,759)	$(189,043)	$181,876
Less: undistributed net income (loss) to participating securities	--	921	(743)
Net income (loss) attributable to Civeo’s common shareholders - basic	$(131,759)	$(188,122)	$181,133

Weighted average common shares outstanding - basic	106,604	106,306	106,293

Basic earnings (loss) per share	$(1.24)	$(1.77)	$1.70

Diluted Earnings per Share
Net income (loss) attributable to Civeo’s common shareholders – basic	$(131,759)	$(188,122)	$181,133
Less: undistributed net income (loss) to participating securities	--	--	1
Net income (loss) attributable to Civeo’s common shareholders - diluted	$(131,759)	$(188,122)	$181,134

Weighted average common shares outstanding - basic	106,604	106,306	106,293
Effect of dilutive securities (1)	--	--	167
Weighted average common shares outstanding - diluted	106,604	106,306	106,460

Diluted earnings (loss) per share	$(1.24)	$(1.77)	$1.70

(1)

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the years ended December 31, 2015 and 2014.

7.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years ended December 31, 2015, 2014 and 2013 for interest and income taxes was as follows (in thousands):

	2015	2014	2013

Interest (net of amounts capitalized)	$21,385	$14,444	$43,610
Income taxes paid, net of refunds	(5,169)	43,237	65,875

In accordance with the Separation and Distribution Agreement, our affiliate debt with Oil States, which totaled approximately $336.8 million as of May 30, 2014, including accrued interest, was settled through a non-cash capital contribution. For further discussion, please see Note 17 – Related Party Transactions.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Canadian	Australian	U.S.	Total
Balance as of December 31, 2013	$49,485	$194,939	$16,632	$261,056
Foreign currency translation	(4,225)	(8,842)	--	(13,067)
Goodwill impairment	--	(186,097)	(16,632)	(202,729)
Balance as of December 31, 2014	$45,260	$--	$--	$45,260
Foreign currency translation	(2,066)	--	--	(2,066)
Goodwill impairment	(43,194)	--	--	(43,194)
Balance as of December 31, 2015	$--	$--	$--	$--

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Please see Note 3 – Impairment Charges for a discussion of impairment charges we recognized in 2015 and 2014 related to our goodwill.

The following table presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of December 31, 2015 and 2014 (in thousands):

	AS OF DECEMBER 31,
	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Customer relationships	$43,668	$(26,278)	$47,611	$(21,740)
Contracts / agreements	35,769	(17,885)	40,120	(16,048)
Noncompete agreements	795	(790)	809	(680)
Total amortizable intangible assets	$80,232	$(44,953)	$88,540	$(38,468)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Water rights	$--	$--	$777	$--
Licenses	30	--	33	--
Total indefinite-lived intangible assets	30	--	810	--
Total intangible assets	$80,262	$(44,953)	$89,350	$(38,468)

Please see Note 3 – Impairment Charges for a discussion of impairment charges we recognized in 2015 and 2014 related to our intangible assets.

The weighted average remaining amortization period for all intangible assets, other than indefinite-lived intangibles, was 5.1 years as of December 31, 2015 and 6.1 years as of December 31, 2014. Total amortization expense is expected to be $7.1 million in 2016, $7.0 million in each of 2017, 2018, 2019 and 2020. Amortization expense was $7.6 million, $9.6 million and $10.2 million in the years ended December 31, 2015, 2014 and 2013, respectively.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	DEBT

As of December 31, 2015 and 2014, long-term debt consisted of the following (in thousands):

	2015	2014
U.S. term loan, which matures on May 28, 2019; 1.25% of aggregate principal repayable per quarter beginning December 31, 2015; weighted average interest rate of 2.7% for the twelve month period ended December 31, 2015	$49,375	$775,000
Canadian term loan, which matures on May 28, 2019; 1.25% of aggregate principal repayable per quarter beginning December 31, 2015; weighted average interest rate of 3.5% for the twelve month period ended December 31, 2015	300,165	--
U.S. revolving credit facility, which matures on May 28, 2019, with available commitments up to $50.0 million; no borrowings outstanding as of December 31, 2015	--	--
Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $125.0 million; weighted average interest rate of 3.7% for the twelve month period ended December 31, 2015	52,020	--
Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; no borrowings outstanding as of December 31, 2015	--	--
Australian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; no borrowings outstanding as of December 31, 2015	--	--
Total debt	401,560	775,000
Less: Current portion of long-term debt	17,698	19,375
Long-term debt, less current maturities	$383,862	$755,625

Scheduled maturities of long-term debt as of December 31, 2015 are as follows (in thousands):

2016	$17,698
2017	17,698
2018	17,698
2019	348,466
$401,560

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

On May 28, 2014, we entered into (i) a $650.0 million, 5-year revolving credit facility which is allocated as follows: (A) a $450.0 million senior secured revolving credit facility in favor of Civeo, as borrower (the U.S. facility), (B) a $100.0 million senior secured revolving credit facility in favor of certain of our Canadian subsidiaries, as borrowers (the Canadian facility), and (C) a $100.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower (the Australian facility), and (ii) a $775.0 million, 5-year term loan facility in favor of Civeo (collectively, the Credit Facility), which was subsequently amended in connection with the Redomicile Transaction.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On July 17, 2015, our Credit Facility was amended (First Amendment) to, among other things:

●	Permit us to redomicile to Canada, make associated corporate restructurings and make certain changes to the collateral and guarantees, covenants, events of default and related definitions to reflect the Redomicile Transaction and the new credit facilities referred to below;

●

Allow for the incurrence of new credit facilities under the Credit Facility, including (i) a new revolving credit facility in a maximum principal amount of US$125 million available to be borrowed by Civeo Canada after the effectiveness of the First Amendment (July 17, 2015) and (ii) a new term loan facility in the amount of US$325 million to be borrowed by Civeo Canada on the date of the effectiveness of the First Amendment;

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

●	Make certain changes to the maximum leverage ratio financial covenant;

●	Make certain changes to the application of prepayments and amortization schedules to reflect the new term loan facility and the prepayment of the U.S. term loans; and

●	Make other technical changes and amendments to the Credit Facility.

As a result of the amendment, we recognized a loss during the third quarter 2015 of approximately $1.5 million related to unamortized debt issuance costs, which is included in Loss on extinguishment of debt on the accompanying consolidated statements of operations.

On February 18, 2016, the Second Amendment to the Credit Facility became effective, which allowed us the following:

●	Join Civeo Management LLC, an indirect wholly owned subsidiary of the Company, as a co-borrower under the US$50 million U.S. revolving credit facility under the Amended Credit Facility;

●

Provide for the partial prepayment of the U.S. term loan under the Amended Credit Facility in the aggregate principal amount of US$25 million and the reduction by US$25 million of the aggregate revolving loan commitments under the Canadian revolving credit facility under the Amended Credit Facility, which was incurred in connection with the First Amendment to the Credit Facility, to a maximum principal amount of US$100 million;

●

Increase the interest rate margin by 0.25% when the leverage ratio is less than 1.50x (by deleting the lowest level in the leverage-based grid) and adding two additional levels to the total leverage-based grid such that the interest rates for the loans range from LIBOR +2.25% to LIBOR +5.00%, and increase the undrawn commitment fee from a range of 0.45% to 0.90% to a range of 0.51% to 1.13% based on total leverage;

●	Make certain changes to the maximum leverage ratio financial covenant, as follows:

Period Ended	Maximum Leverage Ratio

December 31, 2015	4.00 : 1.00
March 31, 2016	4.25 : 1.00
June 30, 2016	5.25 : 1.00
September 30, 2016	5.50 : 1.00
December 31, 2016	5.50 : 1.00
March 31, 2017	5.25 : 1.00
June 30, 2017	5.25 : 1.00
September 30, 2017	5.00 : 1.00
December 31, 2017	5.00 : 1.00
March 31, 2018	4.75 : 1.00
June 30, 2018	3.75 : 1.00
September 30, 2018 & thereafter	3.50 : 1.00

●	Add a provision for a mandatory prepayment of the revolving credit facilities under the Amended Credit Facility in the event the Company and its subsidiaries hold an aggregate amount of cash exceeding US$40 million for a period of more than three consecutive business days, such mandatory prepayment to be made within two business days in an amount equal to the lesser of (a) an amount sufficient to reduce the aggregate amount of cash and permitted investments on hand at the Company and its subsidiaries to less than US$40 million or (b) an amount sufficient to repay all of the outstanding commitments under the revolving credit facilities under the Amended Credit Facility; and

●	Make other technical changes and amendments to the Credit Facility.

U.S. dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 5.00%, or a base rate plus 1.25% to 4.00%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Facility). Canadian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to CDOR plus a margin of 2.25% to 5.00%, or a base rate plus a margin of 1.25% to 4.00%, in each case based on a ratio of our consolidated total leverage to EBITDA (as defined in the Amended Credit Facility). Australian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to BBSY plus a margin of 2.25% to 5.00%, based on a ratio of our consolidated total leverage to EBITDA (as defined in the Amended Credit Facility).

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.0 to 1.0 (as of December 31, 2015). As noted above, the permitted level of the maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of December 31, 2015.

As of December 31, 2015 we have 15 lenders in our Amended Credit Facility with commitments ranging from $1.6 million to $143.2 million. As of December 31, 2015, we had outstanding letters of credit of $0.7 million under the U.S facility and $4.4 million under the Canadian facility.

Borrowings under the Amended Credit Facility are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Obligations under the Amended Credit Facility are guaranteed by our significant subsidiaries.

In addition to the Amended Credit Facility, we have an A$5 million bank guarantee facility, which matures March 31, 2016. There were no borrowings or letters of credit outstanding, but we had bank guarantees of A$1.3 million under this facility outstanding as of December 31, 2015.

10.	RETIREMENT PLANS

We sponsor defined contribution plans. Participation in these plans is available to substantially all employees. We recognized expense of $9.6 million, $16.3 million and $18.6 million, respectively, related to matching contributions under our various defined contribution plans during the years ended December 31, 2015, 2014 and 2013, respectively.

Canadian Retirement Savings Plan

We offer a defined contribution retirement plan to our Canadian employees. In Canada, we contribute, on a matched basis, an amount up to 5% of each Canadian based, salaried employee’s earnings (base salary plus annual incentive compensation) to the legislated maximum for a Deferred Profit Sharing Plan (DPSP – Maximum for 2015 - $12,685). DPSP is a form of defined contribution retirement savings plan governed by Canadian Federal Tax legislation which provides for deferral of tax on deposit and investment return until removed from the plan to support retirement income. Employer contributions vest upon the completion of two years of service. Employee contributions are required in order to be eligible for the DPSP employer matching. Maximum employer matching (5% noted above) is attained with (6%) employee contribution which would go into a Group Registered Retirement Savings Plan (GRRSP). The two plans work in tandem. Contributions to the “Retirement Savings Plan” for Canadian employees are subject to the annual maximum total registered savings limit of $24,930 in 2015 as set out in the Canadian Tax Act.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

11.	ASSET RETIREMENT OBLIGATIONS

AROs at December 31, 2015 and 2014 were (in thousands):

	2015	2014

Asset retirement obligations	$17,299	$21,610
Less: Asset retirement obligations due within one year*	--	--
Long-term asset retirement obligations	$17,299	$21,610

*	Classified as a current liability on the consolidated balance sheets, under the caption “Other accruals.”

Total expense related to the ARO was $1.3 million, $0.3 million and $0.3 million in 2015, 2014 and 2013, respectively.

During the years ended December 31, 2015, 2014 and 2013, our ARO changed as follows (in thousands):

	2015	2014	2013
Balance as of January 1	$21,610	$6,095	$5,518
Accretion of discount	1,292	336	350
New obligations	81	797	566
Change in estimates of existing obligations	(2,366)	14,838	34
Settlement of obligations	(132)	--	--
Foreign currency translation	(3,186)	(456)	(373)
Balance as of December 31	$17,299	$21,610	$6,095

During 2014, our estimates of existing obligations increased by $14.8 million. The change in estimate was the result of acceleration of the timing of estimated expenditures, due to new information received during 2014 and higher expected expenditures for remediation, as a result of current estimates of costs expected to be incurred.

12.	INCOME TAXES

The Company’s operations are conducted through its various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned. For the year ended December 31, 2015, Civeo Canada is the public parent registered under the laws of British Columbia, Canada. For the years ended December 31, 2014, and December 31, 2013, Civeo US, a Delaware corporation, was the public parent registered in the United States.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income tax provision (benefit). Pre-tax income (loss) for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	2015	2014	2013
Canada operations	$(73,691)	$119,509	$205,408
Foreign operations	(90,062)	(275,792)	33,960
Total	$(163,753)	$(156,283)	$239,368

The components of the income tax provision (benefit) for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	2015	2014	2013
Current:
Canada	$(820)	$27,046	$44,611
Foreign	1,906	--	(163)
Total	$1,086	$27,046	$44,448

Deferred:
Canada	$(2,707)	$23	$1,117
Foreign	(31,468)	4,310	10,490
Total	$(34,175)	$4,333	$11,607

Total Provision (Benefit)	$(33,089)	$31,379	$56,055

The income tax provision (benefit) differs from an amount computed at Canadian statutory rates for the year ended December 31, 2015 and at U.S. statutory rates for the years ended December 31, 2014 and 2013 (in thousands) was as follows:

	2015		2014		2013
Federal tax provision (benefit) at statutory rates	$(44,213)	27.0%	$(54,699)	35.0%	$83,778	35.0%
Effect of foreign income tax, net	(15,088)	9.2%	(10,599)	6.8%	(27,051)	(11.3)%
Goodwill impairment	11,533	(7.0)%	19,798	(12.7)%	--	--
Valuation allowance	11,189	(6.8)%	51,369	(32.9)%	--	--
Tax on future unremitted earnings	(25,306)	15.4%	26,077	(16.7)%	--	--
Tax effects of restructuring	17,600	(10.8)%	--	--	--	--
Deemed income from foreign subsidiaries	4,190	(2.6)%	--	--	--	--
Enacted tax rate change	3,332	(2.0)%	--	--	--	--
Other, net	3,674	(2.2)%	(567)	0.4%	(671)	(0.3)%
Net income tax provision (benefit)	$(33,089)	20.2%	$31,379	(20.1)%	$56,056	23.4%

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Deferred Tax Liabilities and Assets. The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Deferred tax assets:
Net operating loss	$12,528	$5,540
Foreign tax credits	58,906	--
Allowance for doubtful accounts	--	1,347
Employee benefits	5,326	2,074
Deductible goodwill and other intangibles	43,857	45,858
Other reserves	6,342	4,329
Unearned revenue	2,894	4,491
Other	1,893	2,478
Deferred tax assets	131,746	66,117
Valuation allowance	(115,087)	(49,523)
Deferred tax assets, net	$16,659	$16,594
Deferred tax liabilities:
Depreciation	$(41,312)	$(60,558)
Investment	(738)	(26,044)
Deferred tax liabilities	(42,050)	(86,602)
Net deferred tax liability	$(25,391)	$(70,008)

We have adopted the provisions of ASU 2015-17 prospectively to classify all deferred tax assets and liabilities as noncurrent. Our deferred tax balance based on net non-current items as of December 31, 2015 and net current items and net non-current items as of December 31, 2014, as well as our deferred tax balance had we adopted ASU 2015-17 retroactively as of December 31, 2014, are as follows (in thousands):

	2015	2014 (as reported)	2014 (under ASU 2015-17)

Current deferred tax asset	$--	$4,620	$--
Current deferred tax liability	--	(21,452)	--
Long-term deferred tax asset	--	2,324	--
Long-term deferred tax liability	(25,391)	(55,500)	(70,008)
Net deferred tax liability	$(25,391)	$(70,008)	$(70,008)

NOL and Tax Credit Carryforwards. The following table summarizes net operating loss (NOL) and tax credit carryforwards at December 31, 2015 (in thousands):

	Amount	Expiration Period
Net operating loss carryforwards:
Canada	$18,853	Begins to expire in 2035
Australia	20,275	Does not expire
U.S. – Federal	--
U.S. – State	37,530	Begins to expire in 2022
Foreign tax credit carryforwards:
U.S.	58,906	Begins to expire in 2025

Change in Valuation Allowance. Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Changes in our valuation allowance for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Foreign Tax Credits	Deferred Tax Assets	Other	Total
Balance as of December 31, 2014	$--	$(49,523)	$--	$(49,523)
Change in income tax provision	--	(9,834)	(1,355)	(11,189)
Tax effects of restructuring	(58,906)		--	(58,906)
Other change	--	(309)	(545)	(854)
Foreign currency translation	--	5,367	18	5,385
Balance as of December 31, 2015	$(58,906)	$(54,299)	$(1,882)	$(115,087)

As a result of the internal restructuring, a full valuation allowance was placed against excess foreign tax credits totaling $58.9 million.

Indefinite Reinvestment of Earnings. During the fourth quarter of 2014, we reevaluated our intent to indefinitely reinvest earnings of subsidiary companies foreign to the US. Due to our expectations of utilizing our existing and future cash balances to reduce our aggregate debt balances during 2015, we recognized a deferred tax liability of $25.3 million related to a portion of our undistributed foreign earnings. During 2015, due to a change in expectations and legal entity structure, we reversed the deferred tax liability.

At December 31, 2015, due to the internal restructuring in connection with the Redomicile Transaction, we have no undistributed earnings of foreign subsidiaries subject to income tax in Canada.

Unrecognized Tax Benefits. We file tax returns in the jurisdictions in which they are required. All of these returns are subject to examination or audit and possible adjustment as a result of assessments by taxing authorities. We believe that we have recorded sufficient tax liabilities and do not expect the resolution of any examination or audit of our tax returns to have a material adverse effect on our operating results, financial condition or liquidity.

Our Canadian federal tax returns subsequent to 2008 are subject to audit by the Canada Revenue Agency. Our Australian subsidiary’s federal tax returns subsequent to 2010 are subject to audit by the Australian Taxation Office. Our US subsidiary’s federal tax returns from 2014 are subject to audit by the US Internal Revenue Service.

The total amount of unrecognized tax benefits as of December 31, 2015 and 2014 was $0.7 million and $0.7 million, respectively. The unrecognized tax benefits, if recognized, would affect the effective tax rate. We accrue interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. As of December 31, 2015 and 2014, we had accrued $0.3 million and $0.3 million, respectively, of interest expense and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Balance as of January 1	$679	$679	$679
Additions for tax positions of prior years	--	--	--
Reductions for tax positions of prior years	--	--	--
Reductions for settlements	--	--	--
Lapse of the applicable statute of limitations	--	--	--
Balance as of December 31	$679	$679	$679

During the third quarter of 2015, management determined that, based upon ongoing communications with the Australian taxing authority and status of the current examination, an uncertain tax liability of approximately $8.1 million related to tax positions taken on previously filed Australian returns should be recorded. In the fourth quarter of 2015, the examination was concluded in our favor. As a result, in the fourth quarter, we have reversed the uncertain tax liability.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

It is reasonably possible that the amount of unrecognized tax benefits will change during the next twelve months due to the closing of the statute of limitations and that change, if it were to occur, could have a favorable or unfavorable impact on our results of operation.

13.	COMMITMENTS AND CONTINGENCIES

We lease a portion of our equipment, office space, computer equipment, automobiles and trucks under leases which expire at various dates.

Minimum future operating lease obligations in effect at December 31, 2015, were as follows (in thousands):

2016	$4,581
2017	4,227
2018	3,409
2019	2,947
2020	2,717
Thereafter	9,581
$27,462

Rental expense under operating leases was $7.6 million, $8.4 million and $7.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $167.8 million from $198.5 million at December 31, 2014 to $366.3 million at December 31, 2015, as a result of foreign currency exchange rate changes. Changes in the other comprehensive loss during 2015 were primarily driven by the Australian dollar and Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.2 billion and A$0.5 billion, respectively, at December 31, 2015.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	SHARE BASED COMPENSATION

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

In connection with the Spin-Off, stock based compensation awards granted under the Oil States Plan and held by Civeo grantees as of May 30, 2014 were replaced with substitute Civeo awards. Stock options were replaced with options to purchase Civeo common shares. Unvested restricted stock awards were replaced with substitute Civeo restricted share awards. Unvested deferred stock awards were replaced with substitute Civeo deferred share awards. Additionally, phantom shares granted under the Canadian Long-Term Incentive Plan were converted to units that entitle the recipient to a lump sum cash payment equal to the fair market value of a Civeo common share on the respective vesting date. These replacements were intended to preserve the intrinsic value of the awards as of May 30, 2014. The substitution of these awards did not cause us to recognize incremental compensation expense as an equitable adjustment was required to be made as a result of the Spin-Off.

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

Share-based compensation expense recognized in the years ended December 31, 2015, 2014 and 2013 totaled $5.6 million, $8.9 million and $6.4 million, respectively. Share-based compensation expense is reflected in Selling, general and administrative (SG&A) expense in our consolidated statements of operations.

Options to Purchase Common Shares

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on Oil States’ common stock was assumed to be zero since they did not pay dividends and had no plans to do so prior to the Spin-Off. The expected market price volatility of Oil States’ common stock was based on an estimate made by them that considers the historical and implied volatility of its common stock as well as a peer group of companies over a time period equal to the expected term of the option. The expected life of the options awarded in 2014 and 2013 was based on a formula considering the vesting period, term of the options awarded and past experience. No options were awarded in 2015. Information for periods prior to the Spin-Off is based on stock option awards for Oil States’ common stock.

	2014 (prior to Spin-Off)	2013
Risk-free weighted interest rate	1.27%	0.6%
Expected life (in years)	4.1	4.1
Expected volatility	38%	44%

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A total of 120,799 Oil States stock options were converted to 554,738 Civeo stock options at May 30, 2014, in connection with the Spin-Off. As such, no grant, exercise or cancellation activity occurred on Civeo stock option awards prior to May 30, 2014. The following table presents the changes in stock options outstanding and related information for our employees during the year ended December 31, 2015 and 2014:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value (Thousands)
Outstanding Options at May 30, 2014	554,738	$11.14
Granted	--	--
Exercised	(12,628)	11.95
Forfeited / Expired	(9,184)	16.43
Outstanding Options at December 31, 2014	532,926	$11.03	3.4	$66,130
Granted	--	--
Exercised	(137,771)	3.63
Forfeited / Expired	(4,821)	16.43
Outstanding Options at December 31, 2015	390,334	$13.58	3.5	$--

Exercisable Options at December 31, 2015	327,201	$12.43	2.8	$--

The total intrinsic value of options exercised by our employees during 2015 and 2014 for periods subsequent to the Spin-Off was less than $100,000 and was $0.2 million, respectively. The total intrinsic value of options exercised by our employees during 2014 for periods prior to the Spin-Off and 2013 was $5.0 million and $8.2 million, respectively. Oil States received all cash from option exercises during 2014 for periods prior to the Spin-Off and 2013. The tax benefits realized for the tax deduction from options exercised during 2015 and 2014 for periods subsequent to the Spin-Off totaled less than $100,000 and zero, respectively. The tax benefits realized by Oil States for the tax deduction from stock options exercised during 2014 for periods prior to the Spin-Off and 2013 totaled $0.2 million and $0.6 million, respectively.

At December 31, 2015, unrecognized compensation cost related to options was $0.2 million, which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes information for outstanding options of our employees at December 31, 2015:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding as of December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2015	Weighted Average Exercise Price

	$8.21		174,508	0.13	$8.21	174,508	$8.21
	$16.43		93,561	5.13	$16.43	93,561	$16.43
	$17.48		51,087	7.14	$17.48	24,682	$17.48
	$18.43		34,441	6.13	$18.43	25,257	$18.43
	$21.87		36,737	8.13	$21.87	9,193	$21.87
$8.21	-	21.87	390,334	3.53	$13.58	327,201	$12.43

Restricted Share Awards / Deferred Share Awards

A total of 94,936 unvested Oil States restricted stock and deferred stock awards were converted to 435,999 unvested Civeo restricted stock awards at May 30, 2014, in connection with the Spin-Off. As such, no grant, exercise or cancellation activity occurred on Civeo restricted stock awards prior to May 30, 2014. Included in this total were 20,000 Oil States performance based restricted stock awards, which vested in an amount that depended on Oil States’ achievement of specified performance objectives. In conjunction with the Spin-Off transaction, the awards were cancelled and the holder was granted 91,848 unvested Civeo restricted share awards, of which half vested in February 2015 and the other half vested in February 2016.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents the changes in restricted share and deferred share awards outstanding and related information for our employees during the year ended December 31, 2015 and 2014:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at May 30, 2014	435,999	$18.87
Granted	188,005	21.14
Vested	(19,358)	13.87
Forfeited	(27,764)	18.75
Nonvested shares at December 31, 2014	576,882	$19.78
Granted	1,208,642	3.61
Vested	(248,215)	18.17
Forfeited	(223,745)	7.54
Nonvested shares at December 31, 2015Total amortizable intangible assets	1,313,564	$7.29

The weighted average grant date fair value per share for restricted share and deferred share awards granted during 2015 and during 2014 subsequent to the Spin-Off was $3.61 and $21.14, respectively. The weighted average grant date fair value per share for restricted stock and deferred stock awards granted in 2014 for periods prior to the Spin-Off and 2013 was $100.43 and $80.25, respectively. The total fair value of restricted share and deferred share awards vested during 2015 and 2014 for periods subsequent to the Spin-Off was $0.9 million and $0.4 million, respectively. The total fair value of restricted stock and deferred stock awards vested during 2014 for periods prior to the Spin-Off and 2013 was $2.7 million and $1.0 million, respectively. At December 31, 2015, unrecognized compensation cost related to restricted share and deferred share awards was $7.1 million, which is expected to be recognized over a weighted average period of 2.4 years.

Phantom Share Awards

Each phantom share award is equal in value to one common share. Upon vesting, each recipient will receive a lump sum cash payment equal to the fair market value of a common share on the respective vesting date. These awards are accounted for as a liability that is remeasured at each reporting date until paid.

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

At May 30, 2014, in connection with the Spin-Off, a total of 123,183 awards outstanding under the Canadian Long-Term Incentive Plan were converted to 565,706 units. On May 30, 2014, we granted 4,337 phantom stock awards, all of which vest in three equal annual installments beginning on May 30, 2015.

At December 31, 2015, the balance of the liability for the phantom share awards was $0.7 million. For the years ended December 31, 2015, 2014 and 2013, we made phantom share cash payments of $0.8 million, $3.9 million and $1.4 million, respectively. At December 31, 2015, unrecognized compensation cost related to phantom shares was $1.8 million, as remeasured at December 31, 2015, which is expected to be recognized over a weighted average period of 2.5 years.

16.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canadian, Australian and U.S., which represent our strategic focus on work force accommodations.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for each of the three years ended December 31, 2015, 2014 and 2013 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
2015
Canada	$344,249	$--	$344,249	$89,269	$(73,215)	$41,446	$579,816
Australia	135,964	--	135,964	51,392	(24,817)	12,160	424,731
United States	40,146	(2,396)	37,750	11,833	(40,083)	2,170	71,710
Corporate, stand-alone adjustments and eliminations	(2,396)	2,396	--	496	(6,888)	6,675	(5,045)
Total	$517,963	$--	$517,963	$152,990	$(145,003)	$62,451	$1,071,212

2014
Canada	$661,721	$(305)	$661,416	$91,893	$106,580	$218,620	$1,024,990
Australia	213,279	--	213,279	62,924	(155,851)	24,907	669,789
United States	123,328	(55,132)	68,196	20,281	(86,959)	10,901	135,681
Corporate, stand-alone adjustments and eliminations	(55,437)	55,437	--	(128)	(6,661)	(3,270)	(1,299)
Total	$942,891	$--	$942,891	$174,970	$(142,891)	$251,158	$1,829,161

2013
Canada	$714,136	$(3,598)	$710,538	$85,180	$190,470	$155,556	$993,729
Australia	255,457	--	255,457	64,691	75,197	75,935	894,227
United States	91,311	(16,202)	75,109	17,488	(3,320)	61,989	234,049
Corporate, stand-alone adjustments and eliminations	(19,800)	19,800	--	(146)	(2,891)	(1,786)	1,232
Total	$1,041,104	$--	$1,041,104	$167,213	$259,456	$291,694	$2,123,237

Financial information by geographic segment for each of the three years ended December 31, 2015, 2014 and 2013, is summarized below (in thousands). Revenues in the U.S. include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Long-lived assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	Canada	Australia	U.S. and Other	Total
2015
Revenues from unaffiliated customers	$344,249	$135,964	$37,750	$517,963
Long-lived assets	532,419	390,623	56,935	979,977

2014
Revenues from unaffiliated customers	$661,416	$213,279	$68,196	$942,891
Long-lived assets	746,983	519,777	96,120	1,362,880

2013
Revenues from unaffiliated customers	$710,538	$255,457	$75,109	$1,041,104
Long-lived assets	664,466	810,645	198,594	1,673,705

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	RELATED PARTY TRANSACTIONS

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

The Indemnification and Release Agreement governs the treatment of all aspects relating to indemnification, insurance, litigation responsibility and management, and litigation document sharing and cooperation. Generally, the Indemnification and Release Agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of our business with us and financial responsibility for the obligations and liabilities of Oil States’ business with Oil States. The Indemnification and Release Agreement also establishes procedures for handling claims subject to indemnification and related matters. Pursuant to the Indemnification and Release Agreement, we and Oil States will generally release the other party from all claims arising prior to the Spin-Off other than claims arising under the transaction agreements, including the indemnification provisions described above.  See Note 13 – Commitments and Contingencies.

The Tax Sharing Agreement governs the respective rights, responsibilities and obligations of Oil States and us with respect to taxes and tax benefits, the filing of tax returns, the control of audits, restrictions on us to preserve the tax-free status of the Spin-Off and other tax matters.

The Employee Matters Agreement provides that each company has responsibility for its own employees and compensation plans. The agreement also contains provisions regarding share-based compensation. See Note 15 – Share Based Compensation.

The Transition Services Agreement sets forth the terms on which Oil States provided to us, and we provided to Oil States, on a temporary basis, certain services or functions that the companies historically have shared. Transition services provided to us by Oil States included administrative, payroll, legal, human resources, data processing, financial audit support, financial transaction support, and other support services, information technology systems and various other corporate services. Transition services provided to Oil States by us included information technology systems, financial audit support, tax support and other corporate services. The agreement provided for the provision of specified transition services, generally for a period of up to nine months from the date of the Spin-Off, with a possible extension of 1 month (an aggregate of 10 months) at a predetermined fee based on estimated cost to Oil States. The Transition Services Agreement expired under the terms of the agreement on February 28, 2015. We incurred costs under the Transition Services Agreement totaling $0.3 million and $1.3 million during the years ended December 31, 2015 and 2014, respectively.

Parent Company Services Provided and Corporate Allocations

Prior to the Spin-Off, Oil States provided services to and funded certain expenditures of Civeo. The most significant of these services and expenditures were: (1) funding expenditures to settle domestic accounts payable; (2) funding and processing of domestic payroll; (3) share-based compensation; and (4) certain transaction-related expenditures. The consolidated financial statements of Civeo reflect these expenditures. During the years ended December 31, 2014 and 2013, $41.7 million and $130.2 million, respectively, of expenditures for services received from Oil States or funding for expenditures provided by Oil States were included in the consolidated financial statements.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Prior to the Spin-Off, the consolidated statements of operations also include general corporate expense allocations, which include costs incurred by Oil States for certain corporate functions such as executive management, finance, information technology, tax, internal audit, risk management, legal, human resources and treasury. During the years ended December 31, 2014 and 2013, we were allocated $2.8 million and $6.1 million, respectively, in respect of these corporate expenses which are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Oil States Net Investment

Net transfers to Oil States are included within Oil States net investment on the consolidated balance sheets. The components of the change in Oil States net investment for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Cash transfers and general financing activities	$(13,255)	$29,098
Services received or funding for expenditures	41,725	130,159
Corporate allocations, including income tax provision (1)	3,950	7,216
Net increase in Oil States net investment	$32,420	$166,473

(1)

Corporate allocations includes the general corporate expense allocations of $2.8 million and $6.1 million for the years ended December 31, 2014 and 2013, respectively, the impact of the income tax provision, the allocation of corporate insurance premiums, and the attribution of certain assets and liabilities that have historically been held at the Oil States corporate level, but which are specifically identifiable or otherwise allocable to us. The attributed assets and liabilities are included in Civeo’s consolidated balance sheets.

Supplemental Cash Flow Information

In accordance with the Separation and Distribution Agreement, our affiliate debt with Oil States, which totaled approximately $336.8 million as of May 30, 2014, including accrued interest, was settled through a non-cash capital contribution.

18.	VALUATION ACCOUNTS

Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Net of Recoveries)	Translation and Other, Net	Balance at End of Period

Year Ended December 31, 2015:
Allowance for doubtful accounts receivable	$4,043	$1,004	$(3,844)	$(82)	$1,121
Valuation allowance for deferred tax assets	49,523	70,095	--	(4,531)	115,087

Year Ended December 31, 2014:
Allowance for doubtful accounts receivable	$3,656	$503	$(51)	$(65)	$4,043
Valuation allowance for deferred tax assets	--	49,523	--	--	49,523

Year Ended December 31, 2013:
Allowance for doubtful accounts receivable	$1,118	$2,628	$(7)	$(83)	$3,656

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes quarterly financial information for 2015 and 2014 (in thousands, except per share amounts):

	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
2015
Revenues	$170,987	$143,147	$106,544	$97,285
Gross profit(1)	68,076	53,723	36,793	31,758
Net income (loss) attributable to Civeo	(16)	(13,461)	(107,685)	(10,597)
Basic earnings (loss) per share	0.00	(0.13)	(1.01)	(0.10)
Diluted earnings (loss) per share	0.00	(0.13)	(1.01)	(0.10)

2014
Revenues	$252,799	$227,133	$243,265	$219,694
Gross profit(1)	109,289	93,828	106,164	88,689
Net income attributable to Civeo	36,239	13,949	32,403	(271,634)
Basic earnings per share	0.34	0.13	0.30	(2.54)
Diluted earnings per share	0.34	0.13	0.30	(2.54)

(1)	Represents "revenues" less "product costs" and "service and other costs" included in our consolidated statements of operations.

(2)	In the first quarter of 2015, we recognized the following items:
●

Costs associated with our planned migration to Canada of $1.1 million ($0.8 million after-tax, or $0.01 per diluted share), included in Selling, general and administrative expenses on the consolidated statements of operations.

●

A loss of $3.8 million ($2.4 million after-tax, or $0.02 per diluted share) of which $1.1 million is included in cost of sales and services and $2.7 million is included in impairment expense. This charge relates to the decision to close a manufacturing facility in the United States. As a result, the related assets were written down to their estimated sales proceeds, less costs to sell.

(3)	In the second quarter of 2015, we recognized the following items:
●

A charge of $9.5 million ($6.6 million after-tax, or $0.06 per diluted share), related to the impairment of certain fixed assets which carrying value we determined not to be recoverable. The charge, which is related to our Australia segment, is included in Impairment expense on the accompanying consolidated statements of operations.

●

Costs associated with our migration to Canada of $2.4 million ($1.6 million after-tax, or $0.02 per diluted share), included in Selling, general and administrative expenses on the consolidated statements of operations.

In the second quarter of 2014, we recognized the following items:

●

A charge of $9.0 million ($6.3 million after-tax, or $0.06 per diluted share), related to the impairment of an intangible asset in Australia. Due to the Spin-Off, and the resulting rebranding of the Company’s Australian operations from The Mac to Civeo Australia, it was determined that the fair value of an intangible asset associated with The Mac brand was zero. The charge, which is related to our Australia segment, is included in Impairment expense on the accompanying consolidated statements of operations.

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

●	$3.5 million, or $0.02 per diluted share after-tax, of losses incurred on the extinguishment of debt.
●

Transition costs associated with becoming a stand-alone company. The $1.9 million in costs ($1.2 million after-tax, or $0.01 per diluted share), which are primarily corporate in nature, are included in Spin-Off and formation costs on the consolidated statements of operations.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(4)	In the third quarter of 2015, we recognized the following items:
●

Goodwill impairment losses of $43.2 million ($43.2 million after-tax, or $0.40 per diluted share), which are related to our Canadian segment, and are included in Impairment expense on the consolidated statements of operations.

●

Fixed asset and intangible asset impairment losses of $67.5 million ($46.9 million after-tax, or $0.44 per diluted share), of which $20.5 million related to our U.S. segment, $24.0 million related to our Australian segment and $23.0 million related to our Canadian segment, and is included in Impairment expense on the consolidated statements of operations. The Canadian segment included $11.9 million related to assets that should have been impaired in the fourth quarter of 2014. We determined that the error was not material to our financial statements for the year ended December 31, 2014 and therefore corrected the error in the third quarter of 2015.

●

Costs associated with our migration to Canada of $1.5 million ($1.0 million after-tax, or $0.01 per diluted share), included in Selling, general and administrative expenses on the consolidated statements of operations.

●	$1.5 million, or $0.01 per diluted share, of losses incurred on extinguishment of debt.

In the third quarter of 2014, we recognized $1.0 million in transition costs associated with becoming a stand-alone company ($0.7 million after-tax, or $0.01 per diluted share). The costs, which are primarily corporate in nature, are included in Spin-Off and formation costs on the consolidated statements of operations.

(5)     In the fourth quarter of 2015, we recognized the following items:

●

Costs associated with our migration to Canada of $1.9 million ($1.2 million after-tax, or $0.01 per diluted share), included in Selling, general and administrative expenses on the consolidated statements of operations.

●

A foreign currency gain of $3.6 million that should have been recorded in the third quarter of 2015. We determined that the error was not material to our financial statements for the period ended September 30, 2015 and therefore corrected the error in the fourth quarter of 2015.

In the fourth quarter of 2014, we recognized the following items:

●

Goodwill impairment losses of $202.7 million ($201.2 million after-tax, or $1.89 per diluted share), of which $16.6 million related to our U.S. segment and $186.1 million related to our Australian segment.

●

Fixed asset and intangible asset impairment losses of $76.2 million ($51.2 million after-tax, or $0.48 per diluted share), of which $59.0 million related to our U.S. segment and $17.2 million related to our Canadian segment.

●

A $34.9 million tax expense ($0.33 per diluted share) from the establishment of a deferred tax liability related to a portion of our undistributed foreign earnings which we no longer intend to indefinitely reinvest and a valuation allowance related to deferred tax assets related to capital losses not expected to be realized.

●

Costs associated with our migration to Canada of $2.6 million ($1.7 million after-tax, or $0.02 per diluted share), included in Selling, general and administrative expenses on the consolidated statements of operations.

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

20.	SUBSEQUENT EVENTS

On February 18, 2016, we amended our Amended Credit Facility. Please see Note 9 – Debt for further information.

Exhibit Index

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of April 6, 2015, among Civeo Corporation, Civeo Canadian Holdings ULC and Civeo US Merger Co (incorporated by reference to Annex A of Civeo Corporation’s definitive proxy statement/prospectus on Schedule 14A filed with the SEC on April 8, 2015).

2.2

Separation and Distribution Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

3.1	Notice of Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

3.2	Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

4.1	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

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

10.6†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

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

10.17†

Form of Phantom Unit Agreement under the 2014 Equity Participation Plan of Civeo Corporation. (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-36246) filed on March 13, 2015).

10.18†

Executive Agreement between Civeo Corporation and Frank C. Steininger, dated May 4, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on May 7, 2015).

10.19†

Executive Services Agreement, dated May 30, 2012, between Peter McCann and The Mac Services Group Pty Ltd. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.20†	Dual Employment Agreement of Bradley J. Dodson (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.21†	Dual Employment Agreement of Frank C. Steininger (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.22†

Executive Agreement between Civeo Corporation and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.23†

Variation to Executive Services Agreement between Civeo Pty Ltd and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.24†

Dual Employment Agreement (Canada) of Allan Schoening, dated July 16, 2015 (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.25†

Dual Employment Agreement (United States) of Allan Schoening, dated July 16, 2015 (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.26†

Executive Agreement between Civeo Corporation and Mike Ridley, effective May 4, 2015 (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.27†

Executive Change of Control Severance Agreement between Civeo Corporation and Allan Schoening, dated July 13, 2015 (incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.28†

Executive Agreement between Civeo Corporation and Allan Schoening, dated December 15, 2014 (incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.29

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

21.1*		List of Significant Subsidiaries of Civeo Corporation.

23.1*		Consent of Ernst & Young LLP.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation. pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

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