Form 10-Q
period 2016-03-31
Civeo Corp
filed 2016-04-28
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to

Commission file number: 001-36246

Civeo Corporation

_______________

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1253716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Allen Center, 333 Clay Street, Suite 4980,	77002
Houston, Texas	(Zip Code)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large Accelerated Filer [ ]	Accelerated Filer [X]

Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X ]

The Registrant had 107,684,417 common shares outstanding as of April 22, 2016.

CIVEO CORPORATION

INDEX

		Page No.
	Part I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Financial Statements
	Unaudited Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2016 and 2015	3
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three Month Periods Ended March 31, 2016 and 2015	4
	Consolidated Balance Sheets – March 31, 2016 (unaudited) and December 31, 2015	5
	Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2016 and 2015	6
	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015	7
	Notes to Unaudited Consolidated Financial Statements	8 – 16

Cautionary Statement Regarding Forward-Looking Statements		17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28-29

Item 4.	Controls and Procedures	29

	Part II -- OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	31

	(a) Index of Exhibits	31

Signature Page		33

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Revenues:
Service and other	$91,767	$168,132
Product	3,269	2,855
	95,036	170,987
Costs and expenses:
Service and other costs	61,377	99,839
Product costs	4,566	3,072
Selling, general and administrative expenses	13,117	16,686
Depreciation and amortization expense	33,555	42,446
Impairment expense	8,400	2,738
Other operating expense	218	1,330
	121,233	166,111
Operating income (loss)	(26,197)	4,876

Interest expense to third-parties, net of capitalized interest	(4,944)	(5,609)
Loss on extinguishment of debt	(302)	--
Interest income	86	1,122
Other income	112	998
Income (loss) before income taxes	(31,245)	1,387
Income tax benefit (provision)	4,571	(1,157)
Net income (loss)	(26,674)	230
Less: Net income attributable to noncontrolling interest	148	246
Net loss attributable to Civeo Corporation.	$(26,822)	$(16)

Per Share Data (see Note 6)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$(0.25)	$0.00

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders.	$(0.25)	$0.00

Weighted average number of common shares outstanding:
Basic	106,814	106,460
Diluted.	106,814	106,460

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2016	2015

Net income (loss)	$(26,674)	$230

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of zero and $2.4 million, respectively	29,399	(111,024)
Total other comprehensive income (loss), net of tax	29,399	(111,024)

Comprehensive income (loss)	2,725	(110,794)
Comprehensive (income) loss attributable to noncontrolling interest	(191)	(60)
Comprehensive income (loss) attributable to Civeo Corporation.	$2,534	$(110,854)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	MARCH 31, 2016	DECEMBER 31, 2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,968	$7,837
Accounts receivable, net	63,315	61,467
Inventories	5,163	5,631
Prepaid expenses	15,895	11,712
Other current assets	4,784	3,312
Total current assets	92,125	89,959

Property, plant and equipment, net	946,056	931,914
Other intangible assets, net	35,219	35,309
Other noncurrent assets	9,879	9,347
Total assets	$1,083,279	$1,066,529

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,476	$24,609
Accrued liabilities	12,568	14,834
Income taxes	1,102	1,104
Current portion of long-term debt	15,964	17,461
Deferred revenue	7,124	7,747
Other current liabilities	671	493
Total current liabilities	65,905	66,248

Long-term debt, less current maturities	393,998	379,416
Deferred income taxes	23,031	25,391
Other noncurrent liabilities	32,787	31,704
Total liabilities	515,721	502,759

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common shares (no par value; 550,000,000 shares authorized, 107,745,785 shares and 107,470,861 shares issued, respectively, and 107,684,417 shares and 107,470,861 shares outstanding, respectively)	--	--
Additional paid-in capital	1,307,045	1,305,930
Accumulated deficit	(403,198)	(376,376)
Common shares held in treasury at cost, 61,368 and zero shares, respectively	(52)	--
Accumulated other comprehensive loss	(336,953)	(366,309)
Total Civeo Corporation shareholders’ equity	566,842	563,245
Noncontrolling interest	716	525
Total shareholders’ equity	567,558	563,770
Total liabilities and shareholders’ equity	$1,083,279	$1,066,529

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2014	$1,067	$1,300,042	$(244,617)	$--	$(198,491)	$2,108	$860,109
Net income (loss)	--	--	(16)	--	--	246	230
Currency translation adjustment.	--	--	--	--	(110,838)	(186)	(111,024)
Share-based compensation.	7	1,719	--	(118)	--	--	1,608
Balance, March 31, 2015	$1,074	$1,301,761	$(244,633)	$(118)	$(309,329)	$2,168	$750,923

Balance, December 31, 2015	$--	$1,305,930	$(376,376)	$--	$(366,309)	$525	$563,770
Net income (loss)	--	--	(26,822)	--	--	148	(26,674)
Currency translation adjustment.	--	--	--	--	29,356	43	29,399
Share-based compensation.	--	1,115	--	(52)	--	--	1,063
Balance, March 31, 2016	$--	$1,307,045	$(403,198)	$(52)	$(336,953)	$716	$567,558

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	THREE MONTHS ENDED MARCH 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(26,674)	$230
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,555	42,446
Impairment charge	8,400	2,738
Inventory write-down	--	1,015
Loss on extinguishment of debt	302	--
Deferred income tax benefit	(7,592)	(801)
Non-cash compensation charge	1,115	1,223
Gains on disposals of assets	(39)	(341)
Provision for loss on receivables, net of recoveries	(135)	730
Other, net	1,082	845
Changes in operating assets and liabilities:
Accounts receivable	4,353	19,835
Inventories	792	1,256
Accounts payable and accrued liabilities	(302)	(10,680)
Taxes payable	(2,395)	(6,483)
Other current assets and liabilities, net	(1,184)	(3,111)
Net cash flows provided by operating activities	11,278	48,902

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(4,761)	(10,702)
Proceeds from disposition of property, plant and equipment	1,599	1,127
Other, net	(302)	--
Net cash flows used in investing activities	(3,464)	(9,575)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	500
Revolving credit borrowings	117,106	--
Revolving credit repayments	(99,021)	--
Term loan borrowings	--	--
Term loan repayments	(29,055)	--
Debt issuance costs	(2,035)	--
Net cash flows provided by (used in) financing activities	(13,005)	500

Effect of exchange rate changes on cash	322	(23,344)
Net change in cash and cash equivalents	(4,869)	16,483
Cash and cash equivalents, beginning of period	7,837	263,314

Cash and cash equivalents, end of period	$2,968	$279,797

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

On May 30, 2014, Oil States International, Inc. (Oil States) spun-off its Accommodations Segment (Accommodations) into a standalone, publicly traded Delaware corporation (Civeo US). In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo US it held after the market closed on May 30, 2014 (the Spin-Off).

On July 17, 2015, we changed our place of incorporation, pursuant to which Civeo Corporation, a British Columbia, Canada limited company formerly named Civeo Canadian Holdings ULC (Civeo Canada), became the publicly traded parent company of the Civeo group of companies (the Redomicile Transaction). The Redomicile Transaction was effected pursuant to an Agreement and Plan of Merger, dated as of April 6, 2015, between Civeo US, Civeo US Merger Co, a Delaware corporation and wholly owned subsidiary of Civeo Canada (US Merger Co), and Civeo Canada. At the effective time of the merger, (i) US Merger Co was merged with Civeo US, with Civeo US surviving the merger as a wholly owned subsidiary of Civeo Canada, and (ii) each issued share of Civeo US common stock, other than those shares of Civeo US common stock held by Civeo US in treasury, was effectively transferred to Civeo Canada and converted into one common share, no par value, of Civeo Canada. An aggregate of approximately 107.5 million Civeo Canada common shares were issued at the effective time as merger consideration. The Civeo Canada common shares are listed on the NYSE under the symbol “CVEO,” the same symbol under which the Civeo US common stock traded prior to the effective time.

On February 18, 2016, we amended our credit facility to, among other things, (i) allow us to borrow under new Canadian tranches of the credit facility, (ii) substantially reduce both the existing U.S. term loan and the Canadian revolving credit facility and (iii) increase the maximum leverage ratio allowed under the credit facility. For further information, please see Note 7 – Debt.

We incurred costs related to the Redomicile Transaction totaling $1.0 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. In addition, we incurred costs related to the amendment to our credit facility totaling $2.1 million for the three months ended March 31, 2016. $2.0 million has been capitalized as debt issuance costs, and the remaining $0.1 million is included in interest expense.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates, all references in these consolidated financial statements to “Civeo,” “the Company,” “us,” “our” or “we” for the time periods prior to July 17, 2015 refer to Civeo US and its consolidated subsidiaries. For time periods after July 17, 2015, these terms refer to Civeo Canada and its consolidated subsidiaries.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The accompanying unaudited consolidated financial statements of Civeo have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) has been condensed or omitted pursuant to these rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of the Company at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the December 31, 2015 consolidated balance sheet to conform to current year presentation.

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

The financial statements included in this report should be read in conjunction with our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This new standard requires companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. ASU 2016-09 is effective for financial statements issued for reporting periods beginning after December 15, 2016 and interim periods within the reporting periods. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which replaces the existing guidance for lease accounting, Leases (Topic 840).  ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases with terms longer than 12 months.  The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2018 and interim periods within the reporting periods. An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03).  ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability.  The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2015 and interim periods within the reporting periods and requires retrospective presentation.  Effective with this quarterly report on Form 10-Q for the quarter ended March 31, 2016, we have adopted the provisions of ASU 2015-03.  At December 31, 2015, as a result of our adoption of ASU 2015-03, we reclassified $4.7 million of debt issuance costs to reduce our recognized debt liabilities from other current assets ($1.3 million) and other non-current assets ($3.4 million) on the accompanying unaudited consolidated balance sheet. A portion of our debt issuance costs relate to revolving lines of credit and will accordingly continue to be included in “Other current assets” or “Other non-current assets”.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606).  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  The standard is effective for annual reporting periods beginning after December 15, 2017.  Accordingly, we plan to adopt this standard in the first quarter of 2018.  ASC 606 allows either full retrospective or modified retrospective transition, and early adoption is not permitted.  We continue to evaluate both the impact of this new standard on our consolidated financial statements and the transition method we will utilize for adoption.

3.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of March 31, 2016 and December 31, 2015, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates their fair values because their terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the first quarter of 2016 and 2015, we wrote down certain long-lived assets to their fair values. Our estimate of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital and industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future and are therefore uncertain.

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2016 and December 31, 2015 is presented below (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable, net:
Trade	$40,758	$44,650
Unbilled revenue	22,376	16,649
Other	1,163	1,289
Total accounts receivable	64,297	62,588
Allowance for doubtful accounts	(982)	(1,121)
Total accounts receivable, net	$63,315	$61,467

	March 31, 2016	December 31, 2015
Inventories:
Finished goods and purchased products	$2,009	$1,854
Work in process	593	1,260
Raw materials	2,561	2,517
Total inventories	$5,163	$5,631

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	Estimated Useful Life (in years)			March 31, 2016	December 31, 2015
Property, plant and equipment, net:
Land				$49,967	$47,825
Accommodations assets	3	-	15	1,578,680	1,482,842
Buildings and leasehold improvements	3	-	20	28,355	29,099
Machinery and equipment	4	-	15	9,786	9,183
Office furniture and equipment	3	-	7	30,745	29,172
Vehicles	3	-	5	15,542	15,412
Construction in progress				30,576	52,558
Total property, plant and equipment				1,743,651	1,666,091
Accumulated depreciation				(797,595)	(734,177)
Total property, plant and equipment, net				$946,056	$931,914

	March 31, 2016	December 31, 2015
Accrued liabilities:
Accrued compensation	$8,674	$11,726
Accrued taxes, other than income taxes	1,713	963
Accrued interest	201	12
Other	1,980	2,133
Total accrued liabilities	$12,568	$14,834

5.	IMPAIRMENT CHARGES

Quarter ended March 31, 2016. During the first quarter of 2016, we recorded an impairment expense of $8.4 million, resulting from the impairment of fixed assets in our U.S. segment, due to a continued reduction of U.S. drilling activity in the Bakken Shale region. These fixed assets were written down to their fair value of $3.8 million. We assessed the carrying values of the asset groups to determine if they continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying values were determined to not be recoverable, and we proceeded to compare the fair value of those assets groups to their respective carrying values.

Quarter ended March 31, 2015. During the first quarter of 2015, we made the decision to dispose of our manufacturing facility in Johnstown, Colorado. Accordingly, the facility met the criteria of held for sale, and its carrying value was adjusted downward to $8.7 million, which represents its estimated fair value less the cost to sell. We recorded a pre-tax impairment expense of $2.7 million and an additional $1.1 million write-down of our inventory as a result. During the fourth quarter of 2015, we completed the sale of the facility.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

6.	EARNINGS PER SHARE

The calculation of earnings per share attributable to the Company is presented below for the periods indicated (in thousands, except per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Basic Loss per Share
Net loss attributable to Civeo	$(26,822)	$(16)
Less: undistributed net income to participating securities	--	--
Net loss attributable to Civeo’s common shareholders - basic	$(26,822)	$(16)

Weighted average common shares outstanding - basic	106,814	106,460

Basic loss per share	$(0.25)	$(0.00)

Diluted Loss per Share
Net loss attributable to Civeo’s common shareholders - basic	$(26,822)	$(16)
Less: undistributed net income to participating securities	--	--
Net loss attributable to Civeo’s common shareholders - diluted	$(26,822)	$(16)

Weighted average common shares outstanding - basic	106,814	106,460
Effect of dilutive securities	--	--
Weighted average common shares outstanding - diluted	106,814	106,460

Diluted loss per share	$(0.25)	$(0.00)

7.	DEBT

As of March 31, 2016 and December 31, 2015, long-term debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
U.S. term loan, which matures on May 28, 2019; principal repayable on May 28, 2019; weighted average interest rate of 3.2% for the three month period ended March 31, 2016	$24,375	$49,375
Canadian term loan, which matures on May 28, 2019; 1.25% of aggregate principal repayable per quarter beginning December 31, 2015; weighted average interest rate of 3.4% for the three month period ended March 31, 2016	316,260	300,165
U.S. revolving credit facility, which matures on May 28, 2019, with available commitments up to $50.0 million; weighted average interest rate of 5.0% for the three month period ended March 31, 2016	800	--
Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; weighted average interest rate of 3.6% for the three month period ended March 31, 2016	41,634	52,020
Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; no borrowings outstanding as of March 31, 2016	--	--
Australian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; weighted average interest rate of 4.9% for the three month period ended March 31, 2016	32,239	--
	415,308	401,560
Less: Unamortized debt issuance costs	5,346	4,683
Total debt	409,962	396,877
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	15,964	17,461
Long-term debt, less current maturities	$393,998	$379,416

Interest expense on the unaudited consolidated statements of operations is net of capitalized interest of zero and $0.4 million for the three month periods ended March 31, 2016 and 2015, respectively.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Amended Credit Facility

As of December 31, 2015, our revolving credit facility consisted of (i) a $375.0 million, 5-year revolving credit facility allocated as follows: (A) a $50.0 million senior secured revolving credit facility in favor of Civeo, as borrower, (B) a $100.0 million senior secured revolving credit facility in favor of certain of our Canadian subsidiaries, as borrowers, (C) a $125.0 million senior secured revolving credit facility in favor of certain of our Canadian subsidiaries, as borrowers, and (D) a $100.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower, and (ii) a $375.0 million, 5-year term loan facility in favor of Civeo (collectively, the Amended Credit Facility).

On February 18, 2016, the second amendment to the Amended Credit Facility became effective, which provided for the following:

●	Civeo Management LLC, an indirect wholly owned subsidiary of the Company, became a co-borrower under the US$50.0 million U.S. revolving credit facility under the Amended Credit Facility;

●

The partial prepayment of the U.S. term loan under the Amended Credit Facility in the aggregate principal amount of US$25.0 million and the reduction by US$25.0 million of the aggregate revolving loan commitments under the Canadian revolving credit facility under the Amended Credit Facility to a maximum principal amount of US$100.0 million;

●

(i) Increased the interest rate margin by 0.25% when the leverage ratio is less than 1.50x (by removing the lowest level in the leverage-based interest rate margin grid), (ii) established two additional levels to the total leverage-based grid such that the interest rates for the loans range from LIBOR +2.25% to LIBOR +5.00% and (iii) increased the undrawn commitment fee from a range of 0.45% to 0.90% to a range of 0.51% to 1.13% based on total leverage;

●	Adjusted the maximum leverage ratio financial covenant, as follows:

Period Ended	Maximum Leverage Ratio

December 31, 2015	4.00	:	1.00
March 31, 2016	4.25	:	1.00
June 30, 2016	5.25	:	1.00
September 30, 2016	5.50	:	1.00
December 31, 2016	5.50	:	1.00
March 31, 2017	5.25	:	1.00
June 30, 2017	5.25	:	1.00
September 30, 2017	5.00	:	1.00
December 31, 2017	5.00	:	1.00
March 31, 2018	4.75	:	1.00
June 30, 2018	3.75	:	1.00
September 30, 2018 & thereafter	3.50	:	1.00

●

Included a provision for a mandatory prepayment of the revolving credit facilities under the Amended Credit Facility in the event the Company and its subsidiaries hold an aggregate amount of cash exceeding US$40.0 million for a period of more than three consecutive business days, such mandatory prepayment to be made within two business days in an amount equal to the lesser of (a) an amount sufficient to reduce the aggregate amount of cash and permitted investments on hand at the Company and its subsidiaries to less than US$40.0 million or (b) an amount sufficient to repay all of the outstanding commitments under the revolving credit facilities under the Amended Credit Facility; and

●	Other technical changes and amendments to the Amended Credit Facility.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

As a result of the second amendment, we recognized a loss during the first quarter of 2016 of approximately $0.3 million related to unamortized debt issuance costs, which is included in “Loss on extinguishment of debt” on the accompanying unaudited consolidated statements of operations.

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

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.25 to 1.0 (as of March 31, 2016). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of March 31, 2016.

We have 15 lenders in our Amended Credit Facility with commitments ranging from $1.2 million to $135.7 million.

8.	INCOME TAXES

The Company’s operations are conducted through its various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned. For the quarter ended March 31, 2016, Civeo Canada is the public parent registered under the laws of British Columbia, Canada. For the quarter ended March 31, 2015, Civeo US, a Delaware corporation, was the public parent registered in the U.S.

We operate primarily in three jurisdictions, Canada, Australia and the U.S., where statutory tax rates range from 27% to 35%. Our effective tax rate will vary period to period based on changes in earnings mix between these different jurisdictions.

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. As Australia and the U.S. are now loss jurisdictions for tax accounting purposes, Australia and the U.S. have been removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Income taxes for significant and unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.

Our income tax benefit for the three months ended March 31, 2016 totaled $4.6 million, or 14.6% of pretax income, compared to income tax expense of $1.2 million, or 83.4% of pretax income, for the three months ended March 31, 2015. The effective tax rates in 2016 and 2015 were impacted by discrete items totaling $0.9 million and $0.5 million, respectively.

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

10.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $29.3 million from $366.3 million at December 31, 2015 to $337.0 million at March 31, 2016, as a result of foreign currency exchange rate differences. Changes in other comprehensive loss during the first quarter of 2016 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.2 billion and A$0.5 billion, respectively, at March 31, 2016.

11.	SHARE BASED COMPENSATION

Our employees and non-employee directors participate in the 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes the Board of Directors to grant options, awards of restricted shares, performance awards, dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. As of March 31, 2016, no more than 4.0 million Civeo common shares may be awarded under the Civeo Plan.

Upon effectiveness of the Redomicile Transaction, Civeo Canada assumed the Civeo US employee equity plans and related award agreements, including all options and awards issued or granted under such plans, as well as certain Civeo US benefit plans and agreements.

Outstanding Awards

Options. Compensation expense associated with options recognized in the three month periods ended March 31, 2016 and 2015 totaled $0.1 million and $0.1 million, respectively. At March 31, 2016, unrecognized compensation cost related to options was $0.2 million, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Share / Deferred Share Awards. On February 23, 2016, we granted 231,934 restricted share and deferred share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 23, 2017.

Compensation expense associated with restricted share awards and deferred share awards recognized in the three month periods ended March 31, 2016 and 2015 totaled $1.1 million and $1.1 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the three months ended March 31, 2016 and 2015 was $0.3 million and $0.6 million, respectively.

At March 31, 2016, unrecognized compensation cost related to restricted share awards and deferred share awards was $6.5 million, which is expected to be recognized over a weighted average period of 2.3 years.

Phantom Share Awards. On February 23, 2016, we granted 2,917,130 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 23, 2017. We also granted 3,099,194 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 23, 2017.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

During the three month periods ended March 31, 2016 and 2015, we recognized compensation expense associated with phantom shares totaling $0.2 million and $0.3 million, respectively. At March 31, 2016, unrecognized compensation cost related to phantom shares was $9.4 million, as remeasured at March 31, 2016, which is expected to be recognized over a weighted average period of 2.8 years.

Performance Awards. On February 23, 2016, we granted 2,400,606 performance awards under the Civeo Plan, which cliff vest in three years on February 23, 2019. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of 12 other companies. Because shareholder approval is required to grant these awards as equity awards to be settled in shares, as of March 31, 2016, the awards have been accounted for as a liability that is remeasured at each reporting date.

During the three month periods ended March 31, 2016 and 2015, we recognized compensation expense associated with performance awards totaling $0.1 million and zero, respectively. At March 31, 2016, unrecognized compensation cost related to performance shares was $3.5 million, as remeasured at March 31, 2016, which is expected to be recognized over a weighted average period of 2.8 years.

12.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on workforce accommodations.

Financial information by business segment for each of the three months ended March 31, 2016 and 2015 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2016
Canada	$65,522	--	$65,522	$20,339	$(9,699)	$1,047	$605,414
Australia	25,510	--	25,510	11,178	(1,622)	607	432,314
U.S.	4,004	--	4,004	1,906	(13,599)	--	58,633
Corporate and eliminations	--	--	--	132	(1,277)	3,107	(13,082)
Total	$95,036	$--	$95,036	$33,555	$(26,197)	$4,761	$1,083,279

Three months ended March 31, 2015
Canada	$116,900	--	$116,900	$24,758	$12,120	$6,453	$900,174
Australia	41,859	--	41,859	13,913	6,727	3,267	620,378
U.S.	14,624	(2,396)	12,228	3,679	(6,894)	1,116	120,802
Corporate and eliminations	(2,396)	2,396	--	96	(7,077)	(134)	53,445
Total	$170,987	$--	$170,987	$42,446	$4,876	$10,702	$1,694,799

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including "may," "expect," "anticipate," "estimate," "continue," "believe" or other similar words. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Forward-Looking Statements,” and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2015 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise.

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

Redomiciling to Canada

On July 17, 2015, we completed our change in place of incorporation from Delaware to British Columbia, Canada (the Redomicile Transaction). In the Redomicile Transaction, Civeo Corporation, a British Columbia, Canada limited company formerly named Civeo Canadian Holdings ULC (Civeo Canada), became the publicly traded parent company of the Civeo group of companies, and our former publicly traded Delaware parent (Civeo US) became a wholly owned subsidiary of Civeo Canada. Each issued share of Civeo US common stock, other than those shares of Civeo US common stock held by Civeo US in treasury, was effectively transferred to Civeo Canada and converted into one common share, no par value, of Civeo Canada. An aggregate of approximately 107.5 million Civeo Canada common shares were issued in the Redomicile Transaction. The Civeo Canada common shares are listed on the NYSE under the symbol “CVEO,” the same symbol under which the Civeo US common stock traded prior to the effective time.

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

We incurred costs related to the Redomicile Transaction totaling $1.0 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively.

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

During the first quarter of 2016, global oil prices dropped to their lowest level in over ten years due to concerns over global oil demand, the economic growth rate in China, the overall economic health of Europe and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. With falling Brent Crude and WTI oil prices, WCS also fell. WCS prices in the first quarter of 2016 averaged $20.26 per barrel compared to $27.82 in the fourth quarter of 2015 and $35.03 in the first quarter of 2015. The WCS Differential narrowed from $13.25 per barrel at the end of the fourth quarter of 2015 to $13.15 per barrel at the end of the first quarter of 2016. Prices began to increase in March 2016, and as of April 22, 2016, the WTI price was $42.68 and the WCS price was $29.78, resulting in a WCS Differential of $12.90.

There remains a significant risk that prices in the Canadian oil sands could continue to deteriorate or remain at current depressed levels for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The continuation of these depressed price levels has negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our services in 2016. Our Canadian oil sands customers could continue to delay maintenance spending and additional investments in their oil sands assets as well.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region. Met coal pricing and growth in production in the Bowen Basin region is influenced by levels of global steel production. Global steel production has decreased 3.6% during the first three months of 2016 compared to the same period in 2015. Furthermore, Chinese steel production decreased 3.2% for the first three months of 2016, and accordingly, Chinese demand for imported steel inputs, such as met coal and iron ore, has continued to decrease during 2016 compared to prior periods. Because of this, coupled with the fact that Australian met coal output has decreased 1% during 2016 compared to 2015, met coal prices have decreased materially from over $160 per metric tonne at the beginning of 2013 to approximately $81.00 per metric tonne in the first quarter of 2016. As of April 22, 2016, contract met coal prices were approximately $84.00 per metric tonne. We expect the historically low contract price of met coal to continue to negatively impact occupancy at our Bowen Basin villages throughout 2016. Depressed met coal prices have led to the implementation of cost control measures by our customers, some coal mine closures and delays in the start-up of new coal mining projects in Australia. A continued depressed met coal price will impact our customers’ future capital spending programs. Long-term demand for steel will be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries.

Natural gas and WTI crude oil prices, discussed above, have an impact on the demand for our U.S. accommodations. Prices for natural gas in the U.S. averaged $1.98 per mcf in the first quarter of 2016, a 29% decrease over the average price in the first quarter of 2015. U.S. natural gas production has continued to outpace demand recently, which has caused prices to continue to be weak relative to historical prices. These weaker prices are expected to continue. At these levels, it is uneconomic to increase development in several domestic, gas-focused basins. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Henry Hub Natural Gas (per mcf)
Second Quarter through 4/22/2016	$39.85	$26.01	$84.00	$2.00
3/31/2016	33.41	20.26	81.00	1.98
12/31/2015	42.02	27.82	89.00	2.23
9/30/2015	46.48	31.54	93.00	2.73
6/30/2015	57.64	48.09	109.50	2.73
3/31/2015	48.49	35.03	117.00	2.81
12/31/2014	73.21	57.75	119.00	3.83
9/30/2014	97.60	78.69	120.00	3.95
6/30/2014	103.06	83.78	120.00	4.58
3/31/2014	98.68	77.76	143.00	5.18
12/31/2013	97.50	66.34	152.00	3.85
9/30/2013	105.83	83.10	145.00	3.55
6/30/2013	94.05	77.48	172.00	4.02
3/31/2013	94.33	66.86	165.00	3.49

___________

(1)	Sources: WTI crude and natural gas prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

Overview

As noted above, demand for our services is primarily tied to the outlook for crude oil and met coal prices. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in Canada, Australia, the U.S. and other markets.

Our business is predominantly located in northern Alberta, Canada and Queensland, Australia, and we derive most of our business from resource companies who are developing and producing oil sands and met coal resources and, to a lesser extent, other hydrocarbon and mineral resources. More than three-fourths of our revenue is generated by our large-scale lodge and village facilities. Where traditional accommodations and infrastructure are insufficient, inaccessible or not cost effective, our lodge and village facilities provide comprehensive accommodations services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee per day basis that covers lodging and meals and that is based on the duration of their needs which can range from several weeks to several years.

Generally, our customers are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives ranging from ten years to in excess of thirty years. Consequently, these investments are dependent on those customers’ longer-term view of commodity demand and prices. Announcements of certain new and expanded oil sands projects can create the opportunity to extend existing accommodations contracts and incremental contracts for us in Canada. There have been few new or expanded projects announced in recent months.

With the current commodity price environment and expected demand, concerns about take-away capacity out of the Canadian oil sands region and continued high costs including labor costs, the current outlook for Canadian oil sands activity has continued to deteriorate in 2016. Although we are currently the primary third-party accommodations provider for the two major construction projects in the Canadian oil sands region, the Fort Hills project and the Kearl project, outlook for additional major oil sands construction projects is limited. Oil sands operators are looking to reduce their costs and capital spending, limiting the demand for accommodations like we provide. As a result, we experienced materially lower revenues and earnings from our Canadian operations in the first quarter of 2016 compared to the first quarter of 2015 and expect this trend to continue for the rest of 2016.

We began expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support potential liquefied natural gas (LNG) projects on the west coast of British Columbia. We were awarded a contract with LNG Canada for the provision of open lodge rooms and associated services. To support this contract, we have developed a new accommodations facility, named Sitka Lodge, which includes private washrooms, recreational facilities and other amenities. This lodge currently has 386 rooms with the potential to expand to serve future accommodations demand in the region.

We expanded our Australian room capacity in 2012 and 2013 to meet increasing demand, notably in the Bowen Basin in Queensland and in the Gunnedah Basin in New South Wales to support coal production, and in Western Australia to support LNG and other energy-related projects. In early 2013, a confluence of low met coal pricing, additional carbon and mining taxes on our Australian accommodations customers and several years of cost inflation caused several of our customers to curtail or cease production from higher cost mines and delay or materially reduce their growth plans. This has negatively affected our ability to expand our room count and has led to a decrease in occupancy levels. Despite the repeal of carbon and mining taxes, continued concerns about China’s economy, which significantly influences the global demand for steel, and therefore, met coal, the outlook for met coal demand continues to be negative. As a result, our Australian business experienced lower occupancy levels throughout 2015, and this trend is continuing in 2016.

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. Generally Accepted Accounting Principles (U.S. GAAP) financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.73 for the first quarter of 2016 compared to U.S. $0.81 for the first quarter of 2015, a decrease of approximately 10%. The Canadian dollar was valued at an exchange rate of $0.77 on March 31, 2016 and $0.72 on December 31, 2015. The Australian dollar was valued at an average exchange rate of U.S. $0.72 for the first quarter of 2016 compared to U.S. $0.79 for the first quarter of 2015, a decrease of approximately 8%. The Australian dollar was valued at an exchange rate of $0.77 on March 31, 2016 and $0.73 on December 31, 2015. These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business. We currently expect that our 2016 capital expenditures will total approximately $30 million, compared to 2015 capital expenditures of $62 million. Please see “Liquidity and Capital Resources” below for further discussion of 2016 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2016 is based on a comparison to the corresponding period of 2015.

Consolidated Results of Operations

	THREE MONTHS ENDED MARCH 31,
	2016	2015	Change
	($ in thousands)
Revenues
Canada	$65,522	$116,900	$(51,378)
Australia	25,510	41,859	(16,349)
United States and other	4,004	12,228	(8,224)
Total revenues	95,036	170,987	(75,951)
Costs and expenses
Cost of sales and services
Canada	47,764	73,706	(25,942)
Australia	12,519	17,671	(5,152)
United States and other	5,660	11,534	(5,874)
Total cost of sales and services	65,943	102,911	(36,968)
Selling, general and administrative expenses	13,117	16,686	(3,569)
Depreciation and amortization expense	33,555	42,446	(8,891)
Impairment expense	8,400	2,738	5,662
Other operating expense (income)	218	1,330	(1,112)
Total costs and expenses	121,233	166,111	(44,878)
Operating income (loss)	(26,197)	4,876	(31,073)

Interest expense and income, net	(5,160)	(4,487)	(673)
Other income	112	998	(886)
Income (loss) before income taxes	(31,245)	1,387	(32,632)
Income tax (provision) benefit	4,571	(1,157)	5,728
Net income (loss)	(26,674)	230	(26,904)
Less: Net income attributable to noncontrolling interest	148	246	(98)
Net income (loss) attributable to Civeo	$(26,822)	$(16)	$(26,806)

We reported net loss attributable to Civeo for the first quarter of 2016 of $26.8 million, or $0.25 per diluted share. As further discussed below, net loss included (1) an $8.4 million pre-tax loss ($5.5 million after-tax, or $0.05 per diluted share) resulting from the impairment of fixed assets, included in Impairment expense below and (2) a $1.0 million pre-tax loss ($0.7 million after-tax, or $0.01 per diluted share) from costs incurred in connection with the Redomicile Transaction, included in Selling, general and administrative (SG&A) expense below.

These results compare to net loss attributable to Civeo for the first quarter of 2015 of $16,000, or $0.00 per diluted share. As further discussed below, net loss included (1) a $3.8 million pre-tax loss ($2.4 million after-tax, or $0.02 per diluted share) resulting from the impairment of fixed assets, included in Impairment expense below and (2) a $1.1 million pre-tax loss ($0.8 million after-tax, or $0.01 per diluted share) from costs incurred in connection with the Redomicile Transaction, included in SG&A expense below.

Revenues. Consolidated revenues decreased $76.0 million, or 44%, in the first quarter of 2016 compared to the first quarter of 2015. This decline was largely driven by decreases in Canada and Australia, due to lower occupancy, as well as weaker Canadian and Australian dollars in 2016 compared to 2015. Please see the discussion of segment results of operations below for further description.

Cost of Sales and Services. Our consolidated cost of sales decreased $37.0 million, or 36%, in the first quarter of 2016 compared to the first quarter of 2015, primarily due to decreases in occupancy in both Canada and Australia, as well as the weaker Canadian and Australian dollars in 2016 compared to 2015. Please see the discussion of segment results of operations below for further description.

Selling, General and Administrative Expenses. SG&A expense decreased $3.6 million, or 21%, in the first quarter of 2016 compared to the first quarter of 2015. This decrease was primarily due to reduced compensation as a result of workforce reductions in 2015, lower incentive compensation accruals when compared to 2015, lower bad debt reserves when compared to 2015, and the impact of the weaker Canadian and Australian dollars.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $8.9 million, or 21%, in the first quarter of 2016 compared to the first quarter of 2015, primarily due to reduced depreciation expense resulting from impairments recorded in 2015 as well as the impact of the weaker Canadian and Australian dollars.

Impairment Expense. We recorded pre-tax impairment expense of $8.4 million in 2016 related to the impairment of fixed assets in our U.S. segment, due to a continued reduction of U.S. drilling activity in the Bakken Shale region. We recorded pre-tax impairment expense of $2.7 million in 2015 related to a decision to sell our U.S. manufacturing facility. As a result, the facility was classified as held for sale at March 31, 2015, and its carrying value was reduced to expected proceeds less cost to sell.

Operating Income. Consolidated operating income decreased $31.1 million, or 637%, in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower occupancy levels in Canada and Australia as well as the weaker Canadian and Australian dollars.

Interest Expense and Interest Income, net. Net interest expense increased by $0.7 million, or 15%, in the first quarter of 2016 compared to the first quarter of 2015 primarily due to decreased interest income due to lower average cash balances in 2016 as compared to 2015 and the 2016 write-off of $0.3 million of debt issuance costs associated with the Amended Credit Facility. This was offset by decreased interest expense associated with lower amounts outstanding under the Amended Credit Facility in the first quarter of 2016 as compared to the first quarter of 2015.

Income Tax Provision. Our income tax benefit for the three months ended March 31, 2016 totaled $4.6 million, or 14.6% of pretax income, compared to income tax expense of $1.2 million, or 83.4% of pretax income, for the three months ended March 31, 2015. The decrease in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions. In addition, 2016 and 2015 include discrete items totaling $0.9 million and $0.5 million, respectively.

Other Comprehensive Income (Loss). Other comprehensive loss decreased $140.4 million in the first quarter of 2016 compared to the first quarter of 2015, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 7% in the first quarter of 2016 compared to a 9% decrease in the first quarter of 2015. The Australian dollar exchange rate compared to the U.S. dollar increased 5% in the first quarter of 2016 compared to a 7% decrease in the first quarter of 2015.

Segment Results of Operations – Canadian Segment

	THREE MONTHS ENDED MARCH 31,
	2016	2015	Change
Revenues ($ in thousands)
Lodge revenue (1)	$54,886	$87,837	$(32,951)
Mobile, open camp and product revenue	10,636	29,063	(18,427)
Total revenues	$65,522	$116,900	$(51,378)

Cost of sales and services ($ in thousands)	$47,764	$73,706	$(25,942)

Gross margin as a % of revenues	27.1%	36.9%	(9.8% )

Average available lodge rooms (2)	14,602	13,221	1,381

Rentable rooms for lodges (3)	9,103	10,546	(1,443)

Average daily rate for lodges (4)	$111	$135	$(24)

Occupancy in lodges (5)	60%	68%	(8% )

Canadian dollar to U.S. dollar	$0.728	$0.806	$(0.078)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Canadian segment reported revenues in the first quarter of 2016 that were $51.4 million, or 44%, lower than the first quarter of 2015. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 10% in the first quarter of 2016 compared to the first quarter of 2015 resulted in a $7.0 million year-over-year reduction in revenues. In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced a 31% decline in lodge revenues, primarily due to reduced occupancy and lower room rates.

Our Canadian segment cost of sales and services decreased $25.9 million, or 35%, in the first quarter of 2016 compared to the first quarter of 2015 due to lower occupancy, as well as the weakening of the average exchange rates.

Our Canadian segment gross margin as a percentage of revenues decreased from 37% in the first quarter of 2015 to 27% in the first quarter of 2016 primarily due to lower contracted room rates and occupancy in Canada.

Segment Results of Operations – Australian Segment

	THREE MONTHS ENDED MARCH 31,
	2016	2015	Change
Revenues ($ in thousands)
Village revenue (1)	$25,510	$41,859	$(16,349)
Total revenues	25,510	41,859	(16,349)

Cost of sales ($ in thousands)	$12,519	$17,671	$(5,152)

Gross margin as a % of revenues	50.9%	57.8%	(6.9% )

Average available village rooms (2)	9,296	9,296	0

Rentable rooms for villages (3)	8,696	9,124	(428)

Average daily rate for villages (4)	$68	$80	$(12)

Occupancy in Villages (5)	47%	63%	(16% )

Australian dollar to U.S. dollar	$0.721	$0.786	$(0.065)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Australian segment reported revenues in the first quarter of 2016 that were $16.3 million, or 39%, lower than the first quarter of 2015. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 8% in the first quarter of 2016 compared to the first quarter of 2015 resulted in a $2.3 million year-over-year reduction in revenues. Excluding the impact of the weaker Australian exchange rates, the segment experienced a 34% decline in revenues due to lower occupancy levels in the first quarter of 2016 compared to the first quarter of 2015, primarily as a result of the continued slowdown in mining activity.

Our Australian segment cost of sales decreased $5.2 million, or 29%, in the first quarter of 2016 compared to the first quarter of 2015. The decrease was driven by lower occupancy levels as well as the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 51% in the first quarter of 2016 from 58% in the first quarter of 2015. This was primarily driven by reduced take or pay revenues on expired contracts and lower occupancy compared to the first quarter of 2015.

Segment Results of Operations – U.S. Segment

	THREE MONTHS ENDED MARCH 31,
	2016	2015	Change

Revenues ($ in thousands)	$4,004	$12,228	$(8,224)

Cost of sales ($ in thousands)	$5,660	$11,534	$(5,874)

Gross margin as a % of revenues	(41.4%)	5.7%	(47.1%)

Our U.S. segment reported revenues in the first quarter of 2016 that were $8.2 million, or 67%, lower than the first quarter of 2015. The reduction was primarily due to lower U.S. drilling activity in the Bakken, Rockies and Texas markets and decreased sales in our offshore business.

Our U.S. cost of sales decreased $5.9 million, or 51%, in the first quarter of 2016 compared to the first quarter of 2015. The decrease was driven by overall lower activity levels.

Our U.S. segment gross margin as a percentage of revenues decreased from 6% in the first quarter of 2015 to (41)% in the first quarter of 2016, primarily due to overall lower activity levels.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages and purchasing or leasing land under our land banking strategy, and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been available cash, cash flow from operations and borrowings under our credit facility. The following table summarizes our consolidated liquidity position as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Lender commitments (1)	$350,000	$375,000
Reductions in availability (2)	(207,514)	(121,690)
Borrowings against revolver capacity	(74,673)	(52,020)
Outstanding letters of credit	(1,763)	(5,070)
Unused availability	66,050	196,220
Cash and cash equivalents	2,968	7,837
Total available liquidity	$69,018	$204,057

(1)

We also have a A$1.3 million bank guarantee facility. We had bank guarantees of A$1.2 million and A$1.3 million under this facility outstanding as of March 31, 2016 and December 31, 2015, respectively.

(2)

As of March 31, 2016 and December 31, 2015, $207.5 million and $121.7 million, respectively, of our borrowing capacity under our Amended Credit Facility could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in our Amended Credit Facility.

Cash totaling $11.3 million was provided by operations during the first quarter of 2016, compared to $48.9 million provided by operations during the first quarter of 2015. The decrease in operating cash flow in 2016 compared to 2015 was primarily due to lower revenue resulting from occupancy levels in lodges and villages. During the first quarter of 2016 and 2015, $1.3 million and $0.8 million, respectively, was provided by working capital.

Cash was used in investing activities during the three months ended March 31, 2016 in the amount of $3.5 million, compared to cash used in investing activities during the three months ended March 31, 2015 in the amount of $9.6 million. Capital expenditures totaled $4.8 million and $10.7 million during the three months ended March 31, 2016 and 2015, respectively. Capital expenditures in the first quarter of 2016 consisted primarily of investments in an enterprise information system, and maintenance capital expenditures in the first quarter of 2015 consisted principally of costs for the construction and installation of assets for our lodges primarily in support of Canadian oil sands projects.

We expect our capital expenditures for 2016 to be approximately $30 million, which excludes any expenditures for unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2016 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and borrowings under our Amended Credit Facility.

Net cash of $13.0 million was used by financing activities during the three months ended March 31, 2016 due to repayments of term loan borrowings of $29.1 million offset by net revolver borrowings of $18.1 million. Net cash of $0.5 million was provided by financing activities during the three months ended March 31, 2015 due to proceeds from the issuance of common stock associated with exercises of options.

The following table summarizes the changes in debt outstanding during the first quarter of 2016 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2015	$352,185	$--	$49,375	$401,560
Borrowings on revolving credit facilities	82,211	31,895	3,000	117,106
Repayments of revolving credit facilities	(96,821)	--	(2,200)	(99,021)
Repayments of term loans	(4,055)	--	(25,000)	(29,055)
Translation	24,374	344	--	24,718
Balance at March 31, 2016	$357,894	$32,239	$25,175	$415,308

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

Credit Facility and Long Term Debt

On February 18, 2016, the Second Amendment (Second Amendment) to the Credit Facility (together with all amendments, the Amended Credit Facility) became effective, which provided for the following:

●	Civeo Management LLC, an indirect wholly owned subsidiary of the Company, became a co-borrower under the US$50.0 million U.S. revolving credit facility under the Amended Credit Facility;

●

The partial prepayment of the U.S. term loan under the Amended Credit Facility in the aggregate principal amount of US$25.0 million and the reduction by US$25.0 million of the aggregate revolving loan commitments under the Canadian revolving credit facility under the Amended Credit Facility, which was incurred in connection with the first amendment to the Credit Facility, to a maximum principal amount of US$100.0 million;

●

(i) Increased the interest rate margin by 0.25% when the leverage ratio is less than 1.50x (by removing the lowest level in the leverage-based interest rate margin grid), (ii) established two additional levels to the total leverage-based grid such that the interest rates for the loans range from LIBOR +2.25% to LIBOR +5.00% and (iii) increased the undrawn commitment fee from a range of 0.45% to 0.90% to a range of 0.51% to 1.13% based on total leverage;

●	Adjusted the maximum leverage ratio financial covenant, as follows:

Period Ended	Maximum Leverage Ratio

December 31, 2015	4.00	:	1.00
March 31, 2016	4.25	:	1.00
June 30, 2016	5.25	:	1.00
September 30, 2016	5.50	:	1.00
December 31, 2016	5.50	:	1.00
March 31, 2017	5.25	:	1.00
June 30, 2017	5.25	:	1.00
September 30, 2017	5.00	:	1.00
December 31, 2017	5.00	:	1.00
March 31, 2018	4.75	:	1.00
June 30, 2018	3.75	:	1.00
September 30, 2018 & thereafter	3.50	:	1.00

●

Included a provision for a mandatory prepayment of the revolving credit facilities under the Amended Credit Facility in the event the Company and its subsidiaries hold an aggregate amount of cash exceeding US$40.0 million for a period of more than three consecutive business days, such mandatory prepayment to be made within two business days in an amount equal to the lesser of (a) an amount sufficient to reduce the aggregate amount of cash and permitted investments on hand at the Company and its subsidiaries to less than US$40.0 million or (b) an amount sufficient to repay all of the outstanding commitments under the revolving credit facilities under the Amended Credit Facility; and

●	Other technical changes and amendments to the Credit Facility.

The following table summarizes the capacity available under the Amended Credit Facility as compared to the Credit Facility (in thousands):

	Credit Facility	First Amendment to the Credit Facility	Amended Credit Facility
Term loans:
U.S. term loan	$775,000	$50,000	$24,375
Canadian term loan	--	325,000	325,000
Total term loans outstanding	$775,000	$375,000	$349,375

Total capacity under revolving credit facilities:
U.S. revolving credit facility	$450,000	$50,000	$50,000
Canadian revolving credit facility	100,000	100,000	100,000
New Canadian revolving credit facility	--	125,000	100,000
Australian revolving credit facility	100,000	100,000	100,000
Total capacity under revolving credit facilities	$650,000	$375,000	$350,000

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

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.25 to 1.0 (as of March 31, 2016). As noted above, the permitted level of the maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined in the Amended Credit Facility, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of March 31, 2016.

We have 15 lenders in our Amended Credit Facility with commitments ranging from $1.2 million to $135.7 million.

Dividends

We do not currently pay dividends. The declaration and amount of all potential future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the Board of Directors deems relevant. In addition, our ability to pay dividends is limited by covenants in our Amended Credit Facility. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes in the U.S. if we are required to repatriate foreign earnings to pay such dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” contained in the Information Statement included in our 2015 Annual Report on Form 10-K. As of March 31, 2016, except for net borrowings under our revolving credit facilities, there were no material changes to this disclosure regarding our contractual obligations made in our 2015 Annual Report on Form 10-K.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Information Statement included in our 2015 Annual Report on Form 10-K.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2016, we had $415.3 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increase by 1%, our consolidated interest expense would increase by approximately $4.2 million annually, based on our floating-rate debt obligations as of March 31, 2016.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.2 billion and A$0.5 billion, respectively, at March 31, 2016. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of March 31, 2016 would result in translation adjustments of approximately $24.0 million and $49.0 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

For additional information about our risk factors, please read the section entitled “Risk Factors” in the Information Statement included in our 2015 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
January 1, 2016 – January 31, 2016	--		--		--	--
February 1, 2016 – February 29, 2016	61,368	(1)	$0.84	(2)	--	--
March 1, 2016 - March 31, 2016	--		--		--	--
Total	61,368		$0.84		--	--

(1)

Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)

The price paid per share was based on the closing price of our common shares on February 11, 2016, February 16, 2016 and February 19, 2016, which represents the dates the restrictions lapsed on such shares.

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

2.2	—

Separation and Distribution Agreement, by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

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

Second Amendment to Syndicated Facility Agreement, dated as of February 18, 2016, by and among Civeo Corporation, Civeo U.S. Holdings LLC, Civeo Management LLC, Civeo Canada Inc., Civeo Premium Camp Services Ltd., and Civeo PTY Limited as Borrowers, the Lenders named therein, Royal Bank of Canada, as Administrative Agent, U.S. Collateral Agent, Canadian Administrative Agent, Canadian Collateral Agent and an Issuing Bank and RBC Europe Limited, as Australian Administrative Agent, Australian Collateral Agent and an Issuing Bank (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on February 24, 2016).

10.2*†	—	Performance Share Award Program under the 2014 Equity Participation Plan.

10.3*†	—	Form of Performance Share Award Agreement under the 2014 Equity Participation Plan.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

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

CIVEO CORPORATION

Date:	April 28, 2016	By	/s/ Frank C. Steininger
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

2.2	—

Separation and Distribution Agreement, by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

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

Second Amendment to Syndicated Facility Agreement, dated as of February 18, 2016, by and among Civeo Corporation, Civeo U.S. Holdings LLC, Civeo Management LLC, Civeo Canada Inc., Civeo Premium Camp Services Ltd., and Civeo PTY Limited as Borrowers, the Lenders named therein, Royal Bank of Canada, as Administrative Agent, U.S. Collateral Agent, Canadian Administrative Agent, Canadian Collateral Agent and an Issuing Bank and RBC Europe Limited, as Australian Administrative Agent, Australian Collateral Agent and an Issuing Bank (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on February 24, 2016).

10.2*†	—	Performance Share Award Program under the 2014 Equity Participation Plan.

10.3*†	—	Form of Performance Share Award Agreement under the 2014 Equity Participation Plan.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation, pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

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