Form 10-Q
period 2016-06-30
Civeo Corp
filed 2016-07-29
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The Registrant had 108,084,356 common shares outstanding as of July 25, 2016.

CIVEO CORPORATION

INDEX

		Page No.
	Part I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Financial Statements
	Unaudited Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2016 and 2015	3
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Month Periods Ended June 30, 2016 and 2015	4
	Consolidated Balance Sheets – June 30, 2016 (unaudited) and December 31, 2015	5
	Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2016 and 2015	6
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	7
	Notes to Unaudited Consolidated Financial Statements	8–17

Cautionary Statement Regarding Forward-Looking Statements		18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33-34

Item 4.	Controls and Procedures	34

	Part II -- OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

	(a) Index of Exhibits	36-37

Signature Page		38

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Revenues:
Service and other	$100,748	$128,851	$192,515	$296,983
Product	6,287	14,296	9,556	17,151
	107,035	143,147	202,071	314,134
Costs and expenses:
Service and other costs	58,599	77,010	119,976	176,849
Product costs	5,987	12,414	10,553	15,486
Selling, general and administrative expenses	15,295	18,419	28,412	35,105
Depreciation and amortization expense	33,168	42,541	66,723	84,987
Impairment expense	--	9,473	8,400	12,211
Other operating expense (income)	--	(2,573)	218	(1,243)
	113,049	157,284	234,282	323,395
Operating loss	(6,014)	(14,137)	(32,211)	(9,261)

Interest expense to third-parties, net of capitalized interest	(5,925)	(6,248)	(10,869)	(11,857)
Loss on extinguishment of debt	--	--	(302)	--
Interest income	28	687	114	1,809
Other income (expense)	(392)	566	(280)	1,564
Loss before income taxes	(12,303)	(19,132)	(43,548)	(17,745)
Income tax benefit	949	5,863	5,520	4,706
Net loss	(11,354)	(13,269)	(38,028)	(13,039)
Less: Net income attributable to noncontrolling interest	132	192	280	438
Net loss attributable to Civeo Corporation	$(11,486)	$(13,461)	$(38,308)	$(13,477)

Per Share Data (see Note 6)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.11)	$(0.13)	$(0.36)	$(0.13)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.11)	$(0.13)	$(0.36)	$(0.13)

Weighted average number of common shares outstanding:
Basic	107,033	106,626	106,923	106,543
Diluted.	107,033	106,626	106,923	106,543

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015

Net loss	$(11,354)	$(13,269)	$(38,028)	$(13,039)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of zero, ($0.4) million, zero and $1.9 million, respectively	(12,487)	18,301	16,912	(92,723)
Total other comprehensive income (loss)	(12,487)	18,301	16,912	(92,723)

Comprehensive income (loss)	(23,841)	5,032	(21,116)	(105,762)
Comprehensive income attributable to noncontrolling interest	(129)	(252)	(320)	(312)
Comprehensive income (loss) attributable to Civeo Corporation.	$(23,970)	$4,780	$(21,436)	$(106,074)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	JUNE 30, 2016 (Unaudited)	DECEMBER 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$2,255	$7,837
Accounts receivable, net	72,404	61,467
Inventories	4,931	5,631
Prepaid expenses	17,900	11,712
Other current assets	4,239	3,312
Total current assets	101,729	89,959

Property, plant and equipment, net	906,322	931,914
Other intangible assets, net	32,359	35,309
Other noncurrent assets	11,120	9,347
Total assets	$1,051,530	$1,066,529

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$33,236	$24,609
Accrued liabilities	12,475	14,834
Income taxes	44	1,104
Current portion of long-term debt	15,934	17,461
Deferred revenue	14,053	7,747
Other current liabilities	294	493
Total current liabilities	76,036	66,248

Long-term debt, less current maturities	375,183	379,416
Deferred income taxes	22,270	25,391
Other noncurrent liabilities	32,375	31,704
Total liabilities	505,864	502,759

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common shares (no par value; 550,000,000 shares authorized, 108,152,637 shares and 107,470,861 shares issued, respectively, and 108,084,356 shares and 107,470,861 shares outstanding, respectively)	--	--
Additional paid-in capital	1,309,007	1,305,930
Accumulated deficit	(414,684)	(376,376)
Common shares held in treasury at cost, 68,281 and zero shares, respectively	(65)	--
Accumulated other comprehensive loss	(349,437)	(366,309)
Total Civeo Corporation shareholders’ equity	544,821	563,245
Noncontrolling interest	845	525
Total shareholders’ equity	545,666	563,770
Total liabilities and shareholders’ equity	$1,051,530	$1,066,529

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2014	$1,067	$1,300,042	$(244,617)	$--	$(198,491)	$2,108	$860,109
Net income (loss)	--	--	(13,477)	--	--	438	(13,039)
Currency translation adjustment.	--	--	--	--	(92,597)	(126)	(92,723)
Dividends paid.	--	--	--	--	--	(1,690)	(1,690)
Share-based compensation.	8	2,822	--	(146)	--	--	2,684
Balance, June 30, 2015	$1,075	$1,302,864	$(258,094)	$(146)	$(291,088)	$730	$755,341

Balance, December 31, 2015	$--	$1,305,930	$(376,376)	$--	$(366,309)	$525	$563,770
Net income (loss)	--	--	(38,308)	--	--	280	(38,028)
Currency translation adjustment.	--	--	--	--	16,872	40	16,912
Share-based compensation.	--	3,077	--	(65)	--	--	3,012
Balance, June 30, 2016	$--	$1,309,007	$(414,684)	$(65)	$(349,437)	$845	$545,666

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	SIX MONTHS ENDED JUNE 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(38,028)	$(13,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,723	84,987
Impairment charges	8,400	12,211
Inventory write-down	--	1,015
Loss on extinguishment of debt	302	--
Deferred income tax benefit	(8,026)	(7,469)
Non-cash compensation charge	3,077	2,331
(Gains) losses on disposals of assets	377	(642)
Provision for loss on receivables	(112)	1,055
Other, net	2,282	(164)
Changes in operating assets and liabilities:
Accounts receivable	(6,140)	38,761
Inventories	979	5,352
Accounts payable and accrued liabilities	4,670	(14,561)
Taxes payable	(565)	(7,324)
Other current assets and liabilities, net	1,189	(8,223)
Net cash flows provided by operating activities	35,128	94,290

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(9,893)	(24,102)
Proceeds from disposition of property, plant and equipment	2,105	1,844
Other, net	(1,542)	--
Net cash flows used in investing activities	(9,330)	(22,258)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	500
Revolving credit borrowings	168,431	--
Revolving credit repayments	(163,676)	--
Term loan repayments	(33,097)	--
Debt issuance costs	(2,022)	--
Net cash flows provided by (used in) financing activities	(30,364)	500

Effect of exchange rate changes on cash	(1,016)	(20,677)
Net change in cash and cash equivalents	(5,582)	51,855
Cash and cash equivalents, beginning of period	7,837	263,314

Cash and cash equivalents, end of period	$2,255	$315,169

 The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We are one of the largest integrated providers of workforce accommodations, logistics and facility management services to the natural resource industry. Our scalable modular facilities provide long-term and temporary accommodations where traditional accommodations and related infrastructure is insufficient, inaccessible or not cost effective. Once facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and redeployment logistics. Our accommodations support our customers’ employees and contractors in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications as well as disaster relief efforts, primarily in Canada, Australia and the United States. We operate in three principal reportable business segments – Canadian, Australian and U.S.

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

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

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

In June 2016, the FASB issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses” (ASU 2016-13). This new standard changes how companies will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 is effective for financial statements issued for reporting periods beginning after December 15, 2019 and interim periods within the reporting periods. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This new standard requires companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. ASU 2016-09 is effective for financial statements issued for reporting periods beginning after December 15, 2016 and interim periods within the reporting periods. We are currently evaluating the impact of this new standard on our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03).  ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability.  Effective with our quarterly report on Form 10-Q for the quarter ended March 31, 2016, we have adopted the provisions of ASU 2015-03.  At December 31, 2015, as a result of our adoption of ASU 2015-03, we reclassified $4.7 million of debt issuance costs to reduce our recognized debt liabilities from other current assets ($1.3 million) and other non-current assets ($3.4 million) on the accompanying unaudited consolidated balance sheet. A portion of our debt issuance costs relate to revolving lines of credit and will accordingly continue to be included in “Other current assets” or “Other non-current assets”.

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

As of June 30, 2016 and December 31, 2015, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates their fair values because their terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the first quarter of 2016 and the first and second quarters of 2015, we wrote down certain long-lived assets to their fair values. Our estimate of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital and industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future and are therefore uncertain.

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2016 and December 31, 2015 is presented below (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable, net:
Trade	$46,048	$44,650
Unbilled revenue	26,250	16,649
Other	1,103	1,289
Total accounts receivable	73,401	62,588
Allowance for doubtful accounts	(997)	(1,121)
Total accounts receivable, net	$72,404	$61,467

	June 30, 2016	December 31, 2015
Inventories:
Finished goods and purchased products	$2,009	$1,854
Work in process	471	1,260
Raw materials	2,451	2,517
Total inventories	$4,931	$5,631

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	Estimated Useful Life (in years)			June 30, 2016	December 31, 2015
Property, plant and equipment, net:
Land				$48,560	$47,825
Accommodations assets	3	-	15	1,573,888	1,482,842
Buildings and leasehold improvements	3	-	20	28,063	29,099
Machinery and equipment	4	-	15	9,697	9,183
Office furniture and equipment	3	-	7	30,286	29,172
Vehicles	3	-	5	15,380	15,412
Construction in progress				30,383	52,558
Total property, plant and equipment				1,736,257	1,666,091
Accumulated depreciation				(829,935)	(734,177)
Total property, plant and equipment, net				$906,322	$931,914

	June 30, 2016	December 31, 2015
Accrued liabilities:
Accrued compensation	$8,743	$11,726
Accrued taxes, other than income taxes	1,704	963
Accrued interest	36	12
Other	1,992	2,133
Total accrued liabilities	$12,475	$14,834

5.	IMPAIRMENT CHARGES

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

Quarter ended June 30, 2015. During the second quarter of 2015, we recorded an impairment expense of $9.5 million, resulting from the impairment of fixed assets in a village located in Western Australia, due to the continued downturn in gold mining activity and lack of contract renewals. These fixed assets were written down to their fair value of $0.1 million. We assessed the carrying value of the asset group to determine if it continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying value was determined to not be recoverable.

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

The calculation of earnings per share attributable to the Company is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic Loss per Share
Net loss attributable to Civeo	$(11,486)	$(13,461)	$(38,308)	$(13,477)
Less: undistributed net income to participating securities	--	--	--	--
Net loss attributable to Civeo’s common shareholders - basic	$(11,486)	$(13,461)	$(38,308)	$(13,477)

Weighted average common shares outstanding - basic	107,033	106,626	106,923	106,543

Basic loss per share	$(0.11)	$(0.13)	$(0.36)	$(0.13)

Diluted Loss per Share
Net loss attributable to Civeo’s common shareholders - basic	$(11,486)	$(13,461)	$(38,308)	$(13,477)
Less: undistributed net income to participating securities	--	--	--	--
Net loss attributable to Civeo’s common shareholders - diluted	$(11,486)	$(13,461)	$(38,308)	$(13,477)

Weighted average common shares outstanding - basic	107,033	106,626	106,923	106,543
Effect of dilutive securities	--	--	--	--
Weighted average common shares outstanding - diluted	107,033	106,626	106,923	106,543

Diluted loss per share	$(0.11)	$(0.13)	$(0.36)	$(0.13)

7.	DEBT

As of June 30, 2016 and December 31, 2015, long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
U.S. term loan, which matures on May 28, 2019; principal repayable on May 28, 2019; weighted average interest rate of 3.6% for the six month period ended June 30, 2016	$24,375	$49,375
Canadian term loan, which matures on May 28, 2019; 1.25% of aggregate principal repayable per quarter beginning December 31, 2015; weighted average interest rate of 3.7% for the six month period ended June 30, 2016	311,274	300,165
U.S. revolving credit facility, which matures on May 28, 2019, with available commitments up to $50.0 million; weighted average interest rate of 5.3% for the six month period ended June 30, 2016	1,500	--
Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; weighted average interest rate of 3.9% for the six month period ended June 30, 2016	33,823	52,020
Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; weighted average interest rate of 4.5% for the six month period ended June 30, 2016	4,612	--
Australian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; weighted average interest rate of 5.2% for the six month period ended June 30, 2016	20,441	--
	396,025	401,560
Less: Unamortized debt issuance costs	4,908	4,683
Total debt	391,117	396,877
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	15,934	17,461
Long-term debt, less current maturities	$375,183	$379,416

Interest expense on the accompanying unaudited consolidated statements of operations is net of capitalized interest of zero and $0.3 million for the three month periods ended June 30, 2016 and 2015, respectively. Interest expense on the accompanying unaudited consolidated statements of income is net of capitalized interest of zero and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.

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

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.25 to 1.0 (as of June 30, 2016). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of June 30, 2016.

We have 15 lenders in our Amended Credit Facility with commitments ranging from $1.2 million to $135.7 million.

8.	INCOME TAXES

The Company’s operations are conducted through its various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned. For the three and six months ended June 30, 2016, Civeo Canada is the public parent registered under the laws of British Columbia, Canada. For the three and six months ended June 30, 2015, Civeo US, a Delaware corporation, was the public parent registered in the U.S.

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

Our income tax benefit for the six months ended June 30, 2016 totaled $5.5 million, or 12.7% of pretax loss, compared to a benefit of $4.7 million, or 26.5% of pretax loss, for the six months ended June 30, 2015. Our income tax benefit for the three months ended June 30, 2016 totaled $0.9 million, or 7.7% of pretax income, compared to a benefit of $5.9 million, or 30.6% of pretax income, for the three months ended June 30, 2015. As noted above, our effective tax rates in 2016 were impacted by the exclusion of Australia and U.S. for purposes of computing the interim tax provision. Our effective tax rate in 2015 was impacted by a $2.7 million charge, related to an increase in statutory tax rates in Alberta, Canada, which reduced our 2015 income tax benefit.

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

Our accumulated other comprehensive loss decreased $16.9 million from $366.3 million at December 31, 2015 to $349.4 million at June 30, 2016, as a result of foreign currency exchange rate differences. Changes in other comprehensive loss during the first half of 2016 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.2 billion and A$0.5 billion, respectively, at June 30, 2016.

11.	SHARE BASED COMPENSATION

Our employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes the Board of Directors to grant options, awards of restricted shares, performance awards, dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 14.0 million Civeo common shares may be awarded under the Civeo Plan.

Upon effectiveness of the Redomicile Transaction, Civeo Canada assumed the Civeo US employee equity plans and related award agreements, including all options and awards issued or granted under such plans, as well as certain Civeo US benefit plans and agreements.

Outstanding Awards

Options. Compensation expense associated with options recognized in the three month periods ended June 30, 2016 and 2015 totaled zero and $0.1 million, respectively. Compensation expense associated with options recognized in the six month periods ended June 30, 2016 and 2015 totaled $0.1 million and $0.2 million, respectively. At June 30, 2016, unrecognized compensation cost related to options was $0.2 million, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Share / Deferred Share Awards. On February 23, 2016, we granted 231,934 restricted share and deferred share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 23, 2017. On May 12, 2016, we granted 401,070 restricted share awards to our directors, which vest in their entirety on May 12, 2017.

Compensation expense associated with restricted share awards and deferred share awards recognized in the three month periods ended June 30, 2016 and 2015 totaled $0.9 million and $1.1 million, respectively. Compensation expense associated with restricted share awards and deferred share awards recognized in the six month periods ended June 30, 2016 and 2015 totaled $2.0 million and $2.2 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the three months ended June 30, 2016 and 2015 was $0.3 million and $0.3 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the six months ended June 30, 2016 and 2015 was $0.6 million and $0.9 million, respectively.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

At June 30, 2016, unrecognized compensation cost related to restricted share awards and deferred share awards was $6.3 million, which is expected to be recognized over a weighted average period of 2.0 years.

Phantom Share Awards. On February 23, 2016, we granted 2,917,130 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 23, 2017. We also granted 3,099,194 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 23, 2017.

During the three month periods ended June 30, 2016 and 2015, we recognized compensation expense associated with phantom shares totaling $1.6 million and $0.5 million, respectively. During the six month periods ended June 30, 2016 and 2015, we recognized compensation expense associated with phantom shares totaling $1.8 million and $0.8 million, respectively. At June 30, 2016, unrecognized compensation cost related to phantom shares was $12.0 million, as remeasured at June 30, 2016, which is expected to be recognized over a weighted average period of 2.6 years.

Performance Awards. On February 23, 2016, we granted 2,400,606 performance awards under the Civeo Plan, which cliff vest in three years on February 23, 2019. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of 12 other companies. Shareholder approval to grant these awards as equity awards to be settled in shares was obtained on May 12, 2016. Accordingly, the awards are being accounted for as equity awards, with a fair value of $3.18 calculated as of May 12, 2016.

During the three month periods ended June 30, 2016 and 2015, we recognized compensation expense associated with performance awards totaling $0.9 million and zero, respectively. During the six month periods ended June 30, 2016 and 2015, we recognized compensation expense associated with performance awards totaling $1.0 million and zero, respectively. At June 30, 2016, unrecognized compensation cost related to performance shares was $6.6 million, which is expected to be recognized over a weighted average period of 2.7 years.

12.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on workforce accommodations.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for each of the three and six months ended June 30, 2016 and 2015 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2016
Canada	$77,107	$--	$77,107	$21,453	$683	$446	$636,008
Australia	27,505	--	27,505	11,434	(914)	1,094	409,350
United States	2,423	--	2,423	1,282	(3,792)	--	33,913
Corporate and eliminations	--	--	--	(1,001)	(1,991)	3,593	(27,741)
Total	$107,035	$--	$107,035	$33,168	$(6,014)	$5,133	$1,051,530

Three months ended June 30, 2015
Canada	$90,072	$--	$90,072	$25,217	$(3,820)	$9,113	$903,435
Australia	38,268	--	38,268	13,799	(4,882)	1,868	621,831
United States	14,807	--	14,807	3,395	(1,801)	130	112,407
Corporate and eliminations	--	--	--	130	(3,634)	2,289	59,051
Total	$143,147	$--	$143,147	$42,541	$(14,137)	$13,400	$1,696,724

Six months ended June 30, 2016
Canada	$142,629	$--	$142,629	$41,792	$(9,016)	$1,493	$636,008
Australia	53,015	--	53,015	22,612	(2,536)	1,701	409,350
United States	6,427	--	6,427	3,188	(17,391)	--	33,913
Corporate and eliminations	--	--	--	(869)	(3,268)	6,699	(27,741)
Total	$202,071	$--	$202,071	$66,723	$(32,211)	$9,893	$1,051,530

Six months ended June 30, 2015
Canada	$206,972	$--	$206,972	$49,975	$8,300	$15,566	$903,435
Australia	80,127	--	80,127	27,712	1,845	5,135	621,831
United States	29,431	(2,396)	27,035	7,074	(8,695)	1,246	112,407
Corporate and eliminations	(2,396)	2,396	--	226	(10,711)	2,155	59,051
Total	$314,134	$--	$314,134	$84,987	$(9,261)	$24,102	$1,696,724

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

We incurred costs related to the Redomicile Transaction totaling $0.2 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively. We incurred costs related to the Redomicile Transaction totaling $1.3 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively.

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

In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands accommodations customers. Pricing for WCS is driven by several factors, including the underlying price for West Texas Intermediate (WTI) crude and the availability of transportation infrastructure. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and limited capacity to move Canadian heavy oil production to refineries, primarily in the U.S. Gulf Coast. The WCS Differential has varied depending on the extent of transportation capacity availability.

During the first quarter of 2016, global oil prices dropped to their lowest level in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. With falling Brent Crude and WTI oil prices, WCS also fell. Prices began to increase in March 2016. WCS prices in the second quarter of 2016 increased moderately to an average of $32.84 per barrel, from a low of $20.26 in the first quarter of 2016, compared to a high of $83.78 in the second quarter of 2014. The WCS Differential increased modestly from $13.25 per barrel at the end of the fourth quarter of 2015 to $13.80 per barrel at the end of the second quarter of 2016. As of July 25, 2016, the WTI price was $42.38 and the WCS price was $28.38, resulting in a WCS Differential of $14.00.

There remains a significant risk that prices for Canadian oil sands crude oil related products could continue to deteriorate or remain at current depressed levels for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The continuation of these depressed price levels has negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our services in late 2014, 2015 and 2016. Our Canadian oil sands customers could continue to delay maintenance spending and additional investments in their oil sands assets as well.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region. Met coal pricing and growth in production in the Bowen Basin region is influenced by levels of global steel production. Global steel production has decreased 1.9% during the first half of 2016 compared to the same period in 2015. Furthermore, Chinese steel production decreased 1.1% for the first six months of 2016 compared to the same period in 2015, and accordingly, Chinese demand for imported steel inputs, such as met coal and iron ore, has continued to decrease during 2016 compared to prior periods. Because of this, coupled with the fact that Australian met coal output has decreased 2% during the first half of 2016 compared to the same period in 2015, met coal prices have decreased materially from over $160 per metric tonne at the beginning of 2013 to approximately $84.00 per metric tonne in the second quarter of 2016. As of July 25, 2016, contract met coal prices were approximately $92.50 per metric tonne. We expect the historically low contract price of met coal to continue to negatively impact occupancy at our Bowen Basin villages throughout 2016. Depressed met coal prices have led to the implementation of cost control measures by our customers, some coal mine closures and delays in the start-up of new coal mining projects in Australia. A continued depressed met coal price will impact our customers’ future capital spending programs. Long-term demand for steel will be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries.

Natural gas and WTI crude oil prices, discussed above, have an impact on the demand for our U.S. accommodations. With limited export capabilities, U.S. natural gas prices are primarily influenced by domestic supply/demand dynamics and resultant inventory levels. U.S. natural gas production has continued to outpace demand, which has caused prices to continue to be weak relative to historical prices over the past decade. U.S. natural gas inventory levels at June 30, 2016 were 3.14 Tcf, 22% over inventory levels from June 30, 2015 and 25% over seasonally comparable average inventory levels over the past five years. Prices for natural gas in the U.S. averaged $2.25 per mcf in the second quarter of 2016, a 18% decrease over the average price in the second quarter of 2015. These weaker prices are expected to continue. At these levels, it is uneconomic to increase development in several domestic, gas-focused basins. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Henry Hub Natural Gas (per mcf)
Third Quarter through 7/25/2016	$45.39	$31.47	$92.50	$2.76
6/30/2016	45.53	32.84	84.00	2.25
3/31/2016	33.41	20.26	81.00	1.98
12/31/2015	42.02	27.82	89.00	2.23
9/30/2015	46.48	31.54	93.00	2.73
6/30/2015	57.64	48.09	109.50	2.73
3/31/2015	48.49	35.03	117.00	2.81
12/31/2014	73.21	57.75	119.00	3.83
9/30/2014	97.60	78.69	120.00	3.95
6/30/2014	103.06	83.78	120.00	4.58
3/31/2014	98.68	77.76	143.00	5.18
12/31/2013	97.50	66.34	152.00	3.85
9/30/2013	105.83	83.10	145.00	3.55
6/30/2013	94.05	77.48	172.00	4.02

__________

(1)     Source: WTI crude and natural gas prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

Overview

As noted above, demand for our services is primarily tied to the outlook for crude oil and met coal prices. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in Canada, Australia, the U.S. and other markets.

Our business is predominantly located in northern Alberta, Canada and Queensland, Australia, and we derive most of our business from resource companies who are developing and producing oil sands and met coal resources and, to a lesser extent, other hydrocarbon and mineral resources. More than three-fourths of our revenue is generated by our large-scale lodge and village facilities. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive accommodations services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee per day basis that covers lodging and meals and that is based on the duration of their needs which can range from several weeks to several years.

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

With the current commodity price environment and expected demand, concerns about take-away capacity out of the Canadian oil sands region and continued high costs including labor costs, the current outlook for Canadian oil sands activity has continued to deteriorate in 2016. Although we are currently the primary third-party accommodations provider for the two major construction projects in the Canadian oil sands region, the Fort Hills project and the Kearl project, outlook for additional major oil sands construction projects is limited. Oil sands operators are looking to reduce their costs and capital spending, limiting the demand for accommodations like we provide. As a result, we experienced materially lower revenues and earnings from our Canadian operations in the first half of 2016 compared to the first half of 2015 and expect this trend to continue for the rest of 2016.

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

In addition, we were awarded a contract with LNG Canada (LNGC) to construct a 4,500 person workforce accommodation center (Cedar Valley Lodge) for a proposed liquefaction and export facility in Kitimat, British Columbia. Construction of Cedar Valley Lodge will not commence until LNGC’s joint venture participants have made a positive final investment decision. The final investment decision was originally planned for the end of 2016; however, this decision has been delayed until a future time that has not yet been determined. If the final investment decision continues to be delayed, or if the investment is cancelled, the resulting impact may negatively affect our results of operations and the value of our existing long-lived assets in Canada and may require us to record impairment charges equal to the excess of the carrying value of these assets over fair value. With the delay in the final investment decision, we currently expect that LNGC will continue to utilize rooms at our Sitka Lodge through September 2017 in accordance with the terms of our contract. There can be no assurance that LNGC’s joint venture participants will reach a positive final investment decision.

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

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. Generally Accepted Accounting Principles (U.S. GAAP) financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.78 for the second quarter of 2016 compared to U.S. $0.81 for the second quarter of 2015, a decrease of approximately 5%. The Canadian dollar was valued at an average exchange rate of U.S. $0.75 for the first half of 2016 compared to U.S. $0.81 for the first half of 2015, a decrease of approximately 7%. The Canadian dollar was valued at an exchange rate of $0.77 on June 30, 2016 and $0.72 on December 31, 2015. The Australian dollar was valued at an average exchange rate of U.S. $0.75 for the second quarter of 2016 compared to U.S. $0.78 for the second quarter of 2015, a decrease of approximately 4%. The Australian dollar was valued at an average exchange rate of U.S. $0.73 for the first half of 2016 compared to U.S. $0.78 for the first half of 2015, a decrease of approximately 6%. The Australian dollar was valued at an exchange rate of $0.74 on June 30, 2016 and $0.73 on December 31, 2015. These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business. We currently expect that our 2016 capital expenditures will total approximately $25 million, compared to 2015 capital expenditures of $62 million. Please see “Liquidity and Capital Resources” below for further discussion of 2016 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2016, is based on a comparison to the corresponding periods of 2015.

Results of Operations – Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015	Change
	($ in thousands)
Revenues
Canada	$77,107	$90,072	$(12,965)
Australia	27,505	38,268	(10,763)
United States and other	2,423	14,807	(12,384)
Total revenues	107,035	143,147	(36,112)
Costs and expenses
Cost of sales and services
Canada	47,579	61,375	(13,796)
Australia	13,132	16,032	(2,900)
United States and other	3,875	12,017	(8,142)
Total cost of sales and services	64,586	89,424	(24,838)
Selling, general and administrative expenses	15,295	18,419	(3,124)
Depreciation and amortization expense	33,168	42,541	(9,373)
Impairment expense	--	9,473	(9,473)
Other operating expense (income)	--	(2,573)	2,573
Total costs and expenses	113,049	157,284	(44,235)
Operating loss	(6,014)	(14,137)	8,123

Interest expense and income, net	(5,897)	(5,561)	(336)
Other income (expense)	(392)	566	(958)
Loss before income taxes	(12,303)	(19,132)	6,829
Income tax benefit	949	5,863	(4,914)
Net loss	(11,354)	(13,269)	1,915
Less: Net income attributable to noncontrolling interest	132	192	(60)
Net loss attributable to Civeo	$(11,486)	$(13,461)	$1,975

We reported net loss attributable to Civeo for the quarter ended June 30, 2016 of $11.5 million, or $0.11 per diluted share. As further discussed below, net loss included a $0.2 million pre-tax loss ($0.2 million after-tax, or $0.00 per diluted share) from costs incurred in connection with the Redomicile Transaction, included in Selling, general and administrative (SG&A) expense below.

These results compare to net loss attributable to Civeo for the quarter ended June 30, 2015 of $13.5 million, or $0.13 per diluted share. As further discussed in Impairment expense below, net loss for the second quarter of 2015 included $6.6 million of after-tax charges, or $0.06 per diluted share, resulting from the impairment of fixed assets at Kambalda, a village located in Western Australia, due to the continued downturn in gold mining activity and lack of contract renewals. Net loss for 2015 also included $2.4 million (or $0.03 per diluted share) in after-tax loss from costs incurred in connection with the Redomicile Transaction.

Revenues. Consolidated revenues decreased $36.1 million, or 25%, in the second quarter of 2016 compared to the second quarter of 2015. This decline was largely driven by decreases in Canada and Australia, due to lower occupancy, as well as weaker Canadian and Australian dollars in 2016 compared to 2015. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $24.8 million, or 28%, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to decreases in occupancy in both Canada and Australia, as well as the weaker Canadian and Australian dollars in 2016 compared to 2015. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense decreased $3.1 million, or 17%, in the second quarter of 2016 compared to the second quarter of 2015. This decrease was primarily due to reduced compensation as a result of workforce reductions in 2015, lower professional fees due to lower costs associated with the Redomicile Transaction, lower bad debt reserves when compared to 2015 and the impact of the weaker Canadian and Australian dollars. These items were partially offset by higher share based compensation expense associated with phantom share awards. The increase in share based compensation is due to the increase in our share price during the period, which is used to remeasure these awards at each reporting date.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $9.4 million, or 22%, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to reduced depreciation expense resulting from impairments recorded in 2015, as well as the impact of the weaker Canadian and Australian dollars.

Impairment Expense. We recorded pre-tax impairment expense of $9.5 million in the second quarter of 2015 related to fixed assets at Kambalda, a village located in Western Australia, due to the continued downturn in gold mining activity and lack of contract renewals.

Operating Loss. Consolidated operating loss decreased $8.1 million, or 57%, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to lower impairment expense, as well as, lower depreciation and amortization expense and the weaker Canadian and Australian dollars.

Interest Expense and Interest Income, net. Net interest expense increased by $0.3 million, or 6%, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to decreased interest income due to lower average cash balances in the second quarter of 2016 as compared to the same period in 2015. This was partially offset by decreased interest expense associated with lower amounts outstanding under the Amended Credit Facility in the second quarter of 2016 as compared to the second quarter of 2015.

Income Tax Benefit. Our income tax benefit for the three months ended June 30, 2016 totaled $0.9 million, or 7.7% of pretax income, compared to a benefit of $5.9 million, or 30.6% of pretax income, for the three months ended June 30, 2015. Our effective tax rate in 2016 was reduced approximately 16% by the exclusion of Australia and U.S. for purposes of computing the interim tax provision since they are loss jurisdictions for tax accounting purposes. In addition, the lower effective tax rate for the three months ended June 30, 2016 is due to a reduction in the 2016 annual effective tax rate from March 31, 2016 to June 30, 2016 due to changes in estimated taxable loss. Under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date tax provision. Our effective tax rate in 2015 was impacted by a $2.7 million charge, related to an increase in statutory tax rates in Alberta, Canada, which reduced our 2015 income tax benefit.

Other Comprehensive Income (Loss). Other comprehensive loss increased $30.8 million in the second quarter of 2016 compared to the second quarter of 2015, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar was flat in the second quarter of 2016 compared to a 2% increase in the second quarter of 2015. The Australian dollar exchange rate compared to the U.S. dollar decreased 3% in the second quarter of 2016 compared to being effectively flat in the second quarter of 2015.

Segment Results of Operations – Canadian Segment

	Three Months Ended June 30,
	2016	2015	Change
Revenues ($ in thousands)
Lodge revenue (1)	$66,301	$70,351	$(4,050)
Mobile, open camp and product revenue	10,806	19,721	(8,915)
Total revenues	$77,107	$90,072	$(12,965)

Cost of sales and services ($ in thousands)	$47,579	$61,375	$(13,796)

Gross margin as a % of revenues	38.3%	31.9%	6.4%

Average available lodge rooms (2)	13,929	13,229	700

Rentable rooms for lodges (3)	10,902	10,398	504

Average daily rate for lodges (4)	$108	$120	$(12)

Occupancy in lodges (5)	62%	63%	(1%)

Canadian dollar to U.S. dollar	$0.776	$0.814	$(0.038)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Canadian segment reported revenues in the second quarter of 2016 that were $13.0 million, or 14%, lower than the second quarter of 2015. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 5% in the second quarter of 2016 compared to the second quarter of 2015 resulted in a $3.7 million period-over-period reduction in revenues. In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced a 1% decline in lodge revenues. This decline was driven by lower room rates, which was largely offset by an increase in rented rooms due to the Fort McMurray fires in May 2016 as well as the ramping up of the Mariana Lake Lodge in the third quarter of 2015 and the Sitka Lodge in the fourth quarter of 2015. Finally, mobile, open camp and product revenues all declined due to overall lower activity levels.

Our Canadian segment cost of sales and services decreased $14.0 million, or 22%, in the second quarter of 2016 compared to the second quarter of 2015 primarily due to reduced activity, as well as the weakening of the average exchange rates.

Our Canadian segment gross margin as a percentage of revenues increased from 32% in the second quarter of 2015 to 38% in the second quarter of 2016. This increase was driven by (i) an increase in rented rooms due to the Fort McMurray fires in May 2016; (ii) the ramping up of the Mariana Lake Lodge in the third quarter of 2015 and the Sitka Lodge in the fourth quarter of 2015; and (iii) lower costs due to a focus on cost containment and operational efficiencies.

Segment Results of Operations – Australian Segment

	Three Months Ended June 30,
	2016	2015	Change
Revenues ($ in thousands)
Village revenue (1)	$27,505	$38,268	$(10,763)
Total revenues	27,505	38,268	(10,763)

Cost of sales ($ in thousands)	$13,132	$16,032	$(2,900)

Gross margin as a % of revenues	52.3%	58.1%	(5.8% )

Average available village rooms (2)	9,312	9,296	16

Rentable rooms for villages (3)	8,730	8,921	(191)

Average daily rate for villages (4)	$76	$76	$0

Occupancy in Villages (5)	45%	61%	(16% )

Australian dollar to U.S. dollar	$0.746	$0.778	$(0.032)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Australian segment reported revenues in the second quarter of 2016 that were $10.8 million, or 28%, lower than the second quarter of 2015. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 4% in the second quarter of 2016 compared to the second quarter of 2015 resulted in a $1.2 million period-over-period reduction in revenues. Excluding the impact of the weaker Australian exchange rates, the Australian segment experienced a 25% decline in revenues due to lower occupancy levels in the second quarter of 2016 compared to the second quarter of 2015, primarily as a result of the continued slowdown in mining activity.

Our Australian segment cost of sales decreased $2.9 million, or 18%, in the second quarter of 2016 compared to the second quarter of 2015. The decrease was driven by lower occupancy levels as well as the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 52% in the second quarter of 2016 from 58% in the second quarter of 2015. This was primarily driven by reduced take or pay revenues on expired contracts and lower occupancy compared to the second quarter of 2015.

Segment Results of Operations – United States Segment

	Three Months Ended June 30,
	2016		2015	Change

Revenues ($ in thousands)	$2,423		$14,807	$(12,384)

Cost of sales ($ in thousands)	$3,875		$12,017	$(8,142)

Gross margin as a % of revenues	(59.9%	)	18.8%	(78.7% )

Our United States segment reported revenues in the second quarter of 2016 that were $12.4 million, or 84%, lower than the second quarter of 2015. The reduction was primarily due to lower U.S. drilling activity in the Bakken, Rockies and Texas markets and decreased sales in our offshore business.

Our United States cost of sales decreased $8.1 million, or 68%, in the second quarter of 2016 compared to the second quarter of 2015. The decrease was driven by overall lower activity levels.

Our United States segment gross margin as a percentage of revenues decreased from 19% in the second quarter of 2015 to (60%) in the second quarter of 2016 primarily due to overall lower activity levels, which were insufficient to cover the fixed cost structure of our United States segment.

Results of Operations – Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015	Change
	($ in thousands)
Revenues
Canada	$142,629	$206,972	$(64,343)
Australia	53,015	80,127	(27,112)
United States and other	6,427	27,035	(20,608)
Total revenues	202,071	314,134	(112,063)
Costs and expenses
Cost of sales and services
Canada	95,343	135,081	(39,738)
Australia	25,651	33,703	(8,052)
United States and other	9,535	23,551	(14,016)
Total cost of sales and services	130,529	192,335	(61,806)
Selling, general and administrative expenses	28,412	35,105	(6,693)
Depreciation and amortization expense	66,723	84,987	(18,264)
Impairment expense	8,400	12,211	(3,811)
Other operating expense (income)	218	(1,243)	1,461
Total costs and expenses	234,282	323,395	(89,113)
Operating loss	(32,211)	(9,261)	(22,950)

Interest expense and income, net	(11,057)	(10,048)	(1,009)
Other income (expense)	(280)	1,564	(1,844)
Loss before income taxes	(43,548)	(17,745)	(25,803)
Income tax benefit	5,520	4,706	814
Net loss	(38,028)	(13,039)	(24,989)
Less: Net income attributable to noncontrolling interest	280	438	(158)
Net loss attributable to Civeo	$(38,308)	$(13,477)	$(24,831)

We reported net loss attributable to Civeo for the six months ended June 30, 2016 of $38.3 million, or $0.36 per diluted share. As further discussed below, net loss included (i) an $8.4 million pre-tax loss ($8.4 million after-tax, or $0.08 per diluted share) resulting from the impairment of fixed assets, included in Impairment expense below, and (ii) a $1.3 million pre-tax loss ($1.2 million after-tax, or $0.01 per diluted share) from costs incurred in connection with the Redomicile Transaction, included in Selling, general and administrative (SG&A) expense below.

These results compare to net loss attributable to Civeo for the six months ended June 30, 2015 of $13.5 million, or $0.13 per diluted share. As further discussed in Impairment expense, below, net loss for 2015 included $6.6 million of after-tax charges, or $0.06 per diluted share, resulting from the impairment of fixed assets at Kambalda, a village located in Western Australia, due to the continued downturn in gold mining activity and lack of contract renewals. Net loss for 2015 also included $2.4 million (or $0.03 per diluted share) in after-tax loss from costs incurred in connection with the Redomicile Transaction.

Revenues. Consolidated revenues decreased $112.1 million, or 36%, in the first half of 2016 compared to the first half of 2015. This decline was largely driven by decreases in Canada and Australia, due to lower occupancy, as well as weaker Canadian and Australian dollars in 2016 compared to 2015. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $61.8 million, or 32%, in the first half of 2016 compared to the first half of 2015, primarily due to decreases in occupancy in both Canada and Australia, as well as the weaker Canadian and Australian dollars in the first half of 2016 compared to the same period in 2015. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense decreased $6.7 million, or 19%, in the first half of 2016 compared to the first half of 2015. This decrease was primarily due to reduced compensation as a result of workforce reductions in 2015, lower professional fees due to lower costs associated with the Redomicile Transaction, lower bad debt reserves when compared to 2015, and the impact of the weaker Canadian and Australian dollars. These items were partially offset by higher share based compensation expense associated with phantom share awards. The increase in share based compensation is due to the increase in our share price during the period, which is used to remeasure these awards at each reporting date.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $18.3 million, or 21%, in the first half of 2016 compared to the first half of 2015 primarily due to reduced depreciation expense resulting from impairments recorded in 2015 as well as the impact of the weaker Canadian and Australian dollars.

Impairment Expense. We recorded pre-tax impairment expense of $8.4 million in the first half of 2016 primarily related to the impairment of fixed assets in our U.S. segment, due to a continued reduction of U.S. drilling activity in the Bakken Shale region. Pre-tax impairment expense of $12.2 million in the first half of 2015 consisted of the $9.5 million impairment of fixed assets at Kambalda, a village located in Western Australia, due to the continued downturn in gold mining activity and lack of contract renewals. Additionally, we recognized an impairment totaling $2.7 million in 2015 related to a decision to sell our U.S. manufacturing facility.

Operating Income (Loss). Consolidated operating income decreased $23.0 million, or 248%, in the first half of 2016 compared to the first half of 2015 primarily due to lower occupancy levels in Canada and Australia as well as the weaker Canadian and Australian dollars.

Interest Expense and Interest Income, net. Net interest expense increased by $1.0 million, or 10%, in the first half of 2016 compared to the first half of 2015 primarily due to decreased interest income due to lower average cash balances in 2016 as compared to 2015 and the 2016 write-off of $0.3 million of debt issuance costs associated with the Amended Credit Facility. This was partially offset by decreased interest expense associated with lower amounts outstanding under the Amended Credit Facility in the first half of 2016 as compared to the first half of 2015.

Income Tax Benefit. Our income tax benefit for the six months ended June 30, 2016 totaled $5.5 million, or 12.7% of pretax income, compared to a benefit of $4.7 million, or 26.5% of pretax income, for the six months ended June 30, 2015. Our effective tax rate in 2016 was reduced approximately 18% by the exclusion of Australia and U.S. for purposes of computing the interim tax provision since they are loss jurisdictions for tax accounting purposes. Our effective tax rate in 2015 was impacted by a $2.7 million charge, related to an increase in statutory tax rates in Alberta, Canada, which reduced our 2015 income tax benefit.

Other Comprehensive Income (Loss). Other comprehensive loss decreased $109.6 million in the first half of 2016 compared to the first half of 2015 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 6% in the first half of 2016 compared to a 7% decrease in the first half of 2015. The Australian dollar exchange rate compared to the U.S. dollar increased 2% in the first half of 2016 compared to a 6% decrease in the first half of 2015.

Segment Results of Operations – Canadian Segment

	Six Months Ended June 30,
	2016	2015	Change
Revenues ($ in thousands)
Lodge revenue (1)	$121,187	$158,188	$(37,001)
Mobile, open camp and product revenue	21,442	48,784	(27,342)
Total revenues	$142,629	$206,972	$(64,343)

Cost of sales and services ($ in thousands)	$95,343	$135,081	$(39,738)

Gross margin as a % of revenues	33.2%	34.7%	(1.5% )

Average available lodge rooms (2)	14,266	13,225	1,041

Rentable rooms for lodges (3)	10,003	10,471	(468)

Average daily rate for lodges (4)	$110	$127	$(17)

Occupancy in lodges (5)	61%	65%	(4% )

Canadian dollar to U.S. dollar	$0.752	$0.810	$(0.058)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms

Our Canadian segment reported revenues in the first half of 2016 that were $64.3 million, or 31%, lower than the first half of 2015. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 7% in the first half of 2016 compared to the first half of 2015 resulted in a $10.7 million year-over-year reduction in revenues. In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced a 17% decline in lodge revenues, primarily due to reduced occupancy and lower room rates. This was partially offset by an increase in rented rooms due to the Fort McMurray fires in May 2016 as well as the ramping up of the Mariana Lake Lodge in the third quarter of 2015 and the Sitka Lodge in the fourth quarter of 2015.

Our Canadian segment cost of sales and services decreased $39.7 million, or 29%, in the first half of 2016 compared to the first half of 2015 primarily due to lower occupancy, as well as the weakening of the average exchange rates.

Our Canadian segment gross margin as a percentage of revenues decreased from 35% in the first half of 2015 to 33% in the first half of 2016 primarily due to lower contracted room rates and occupancy, partially offset by (i) an increase in rented rooms due to the Fort McMurray fires in May 2016; (ii) the ramping up of the Mariana Lake Lodge in the third quarter of 2015 and the Sitka Lodge in the fourth quarter of 2015; and (iii) lower costs due to a focus on cost containment and operational efficiencies.

Segment Results of Operations – Australian Segment

	Six Months Ended June 30,
	2016	2015	Change
Revenues ($ in thousands)
Village revenue (1)	$53,015	$80,127	$(27,112)
Total revenues	53,015	80,127	(27,112)

Cost of sales ($ in thousands)	$25,651	$33,703	$(8,052)

Gross margin as a % of revenues	51.6%	57.9%	(6.3% )

Average available village rooms (2)	9,304	9,296	8

Rentable rooms for villages (3)	8,713	9,022	(309)

Average daily rate for villages (4)	$72	$78	$(6)

Occupancy in Villages (5)	46%	62%	(16% )

Australian dollar to U.S. dollar	$0.734	$0.782	$(0.048)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Australian segment reported revenues in the first half of 2016 that were $27.1 million, or 34%, lower than the first half of 2015. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 6% in the first half of 2016 compared to the first half of 2015 resulted in a $3.5 million year-over-year reduction in revenues. Excluding the impact of the weaker Australian exchange rates, the segment experienced a 30% decline in revenues due to lower occupancy levels in the first half of 2016 compared to the first half of 2015, primarily as a result of the continued slowdown in mining activity.

Our Australian segment cost of sales decreased $8.1 million, or 24%, in the first half of 2016 compared to the first half of 2015. The decrease was driven by lower occupancy levels as well as the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 52% in the first half of 2016 from 58% in the first half of 2015. This was primarily driven by reduced take or pay revenues on expired contracts and lower occupancy compared to the first half of 2015.

Segment Results of Operations – United States Segment

	Six Months Ended June 30,
	2015		2015	Change

Revenues ($ in thousands)	$6,427		$27,035	$(20,608)

Cost of sales ($ in thousands)	$9,535		$23,551	$(14,016)

Gross margin as a % of revenues	(48.4%	)	12.9%	(61.3% )

Our United States segment reported revenues in the first half of 2016 that were $20.6 million, or 76%, lower than the first half of 2015. The reduction was primarily due to lower U.S. drilling activity in the Bakken, Rockies and Texas markets and decreased sales in our offshore business.

Our United States cost of sales decreased $14.0 million, or 60%, in the first half of 2016 compared to the first half of 2015. The decrease was driven by overall lower activity levels.

Our United States segment gross margin as a percentage of revenues decreased from 13% in the first half of 2015 to (48%) in the second half of 2016, primarily due to overall lower activity levels, which were insufficient to cover the fixed cost structure of our United States segment.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages and purchasing or leasing land under our land banking strategy, and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been available cash, cash flow from operations and borrowings under our credit facility. The following table summarizes our consolidated liquidity position as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Lender commitments (1)	$350,000	$375,000
Reductions in availability (2)	(158,483)	(121,690)
Borrowings against revolver capacity	(60,376)	(52,020)
Outstanding letters of credit	(1,547)	(5,070)
Unused availability	129,594	196,220
Cash and cash equivalents	2,255	7,837
Total available liquidity	$131,849	$204,057

(1)	We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.8 million and A$1.3 million under this facility outstanding as of June 30, 2016 and December 31, 2015, respectively.

(2)

As of June 30, 2016 and December 31, 2015, $158.5 million and $121.7 million, respectively, of our borrowing capacity under our Amended Credit Facility could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in our Amended Credit Facility.

Cash totaling $35.1 million was provided by operations during the first half of 2016, compared to $94.3 million provided by operations during the first half of 2015. The decrease in operating cash flow in 2016 compared to 2015 was primarily due to lower revenue resulting from occupancy levels in lodges and villages. During the first half of 2016 and 2015, $0.1 million and $14.0 million, respectively, was provided by working capital.

Cash was used in investing activities during the six months ended June 30, 2016 in the amount of $9.3 million, compared to cash used in investing activities during the six months ended June 30, 2015 in the amount of $22.3 million. Capital expenditures totaled $9.9 million and $24.1 million during the six months ended June 30, 2016 and 2015, respectively. Capital expenditures in the first half of 2016 consisted primarily of investments in an enterprise information system and maintenance. Capital expenditures in the first half of 2015 consisted principally of costs for the construction and installation of assets for our lodges primarily in support of Canadian oil sands projects.

We expect our capital expenditures for 2016 to be approximately $25 million, which excludes any expenditures for unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2016 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and borrowings under our Amended Credit Facility.

Net cash of $30.4 million was used by financing activities during the six months ended June 30, 2016 due to repayments of term loan borrowings of $33.1 million and debt issuance costs of $2.0 million, partially offset by net revolver borrowings of $4.8 million. Net cash of $0.5 million was provided by financing activities during the six months ended June 30, 2015 due to proceeds from issuance of common stock associated with stock option exercises.

The following table summarizes the changes in debt outstanding during the first half of 2016 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2015	$352,185	$--	$49,375	$401,560
Borrowings on revolving credit facilities	119,778	35,153	13,500	168,431
Repayments of revolving credit facilities	(137,260)	(14,416)	(12,000)	(163,676)
Repayments of term loans	(8,097)	--	(25,000)	(33,097)
Translation	23,103	(296)	--	22,807
Balance at June 30, 2016	$349,709	$20,441	$25,875	$396,025

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

The following table summarizes the capacity available under the Amended Credit Facility as compared to the first amendment to the Credit Facility (in thousands):

	First Amendment to the Credit Facility	Amended Credit Facility
Term loans:
U.S. term loan	$50,000	$24,375
Canadian term loan	325,000	325,000
Total term loans outstanding	$375,000	$349,375

Total capacity under revolving credit facilities:
U.S. revolving credit facility	$50,000	$50,000
Canadian revolving credit facility	100,000	100,000
New Canadian revolving credit facility	125,000	100,000
Australian revolving credit facility	100,000	100,000
Total capacity under revolving credit facilities	$375,000	$350,000

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

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.25 to 1.0 (as of June 30, 2016). As noted above, the permitted level of the maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined in the Amended Credit Facility, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of June 30, 2016.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” contained in the Information Statement included in our 2015 Annual Report on Form 10-K. As of June 30, 2016, except for net borrowings under our revolving credit facilities, there were no material changes to this disclosure regarding our contractual obligations made in our 2015 Annual Report on Form 10-K.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2016, we had $396.0 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increase by 1%, our consolidated interest expense would increase by approximately $4.0 million annually, based on our floating-rate debt obligations as of June 30, 2016.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.2 billion and A$0.5 billion, respectively, at June 30, 2016. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of June 30, 2016 would result in translation adjustments of approximately $23.0 million and $48.0 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs(3)	Maximum number of shares that may yet be purchased under the plans or programs(3)
April 1, 2016 – April 30, 2016	--		--		--	--
May 1, 2016 – May 31, 2016	6,913	(1)	$2.00	(2)	--	--
June 1, 2016 – June 30, 2016	--		--		--	--
Total	6,913		$2.00		--	--

(1)

Consists of shares surrendered to us by participants in our Amended and Restated 2014 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)	The price paid per share was based on the closing price of our common shares on May 30, 2016, which represents the dates the restrictions lapsed on such shares.

(3)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

ITEM 6. Exhibits

(a)	INDEX OF EXHIBITS

Exhibit No.		Description

2.1	—

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

3.1	—	Notice of Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

3.2	—	Amended and Restated Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36246) filed on May 13, 2016).

4.1	—	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.1†	—

Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Annex B of Civeo Corporation’s definitive proxy statement on Schedule 14A (File No. 001-36246) filed on April 11, 2016).

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

CIVEO CORPORATION

Date: July 29, 2016	By:	/s/ Frank C. Steininger
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

3.1	—	Notice of Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

3.2	—	Amended and Restated Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36246) filed on May 13, 2016).

4.1	—	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.1†	—

Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Annex B of Civeo Corporation’s definitive proxy statement on Schedule 14A (File No. 001-36246) filed on April 11, 2016).

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

39

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