Form 10-Q
period 2016-09-30
Civeo Corp
filed 2016-10-31
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________________ to

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

The Registrant had 108,098,786 common shares outstanding as of October 24, 2016.

CIVEO CORPORATION

INDEX

		Page No.
	Part I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Financial Statements
	Unaudited Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2016 and 2015	3
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Month Periods Ended September 30, 2016 and 2015	4
	Consolidated Balance Sheets – September 30, 2016 (unaudited) and December 31, 2015	5
	Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2016 and 2015	6
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	7
	Notes to Unaudited Consolidated Financial Statements	8-19

Cautionary Statement Regarding Forward-Looking Statements		20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37-38

Item 4.	Controls and Procedures	38

	Part II -- OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 6.	Exhibits	40

	(a) Index of Exhibits	40

Signature Page		41

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015
Revenues:
Service and other	$97,792	$101,258	$290,307	$398,241
Product	6,446	5,286	16,002	22,437
	104,238	106,544	306,309	420,678
Costs and expenses:
Service and other costs	61,534	63,732	181,510	240,581
Product costs	6,430	6,019	16,983	21,505
Selling, general and administrative expenses	13,644	16,691	42,056	51,796
Depreciation and amortization expense	33,721	36,172	100,444	121,159
Impairment expense	37,729	110,715	46,129	122,926
Other operating expense (income)	138	(3,945)	356	(5,188)
	153,196	229,384	387,478	552,779
Operating loss	(48,958)	(122,840)	(81,169)	(132,101)

Interest expense to third-parties, net of capitalized interest	(6,072)	(6,022)	(16,941)	(17,879)
Loss on extinguishment of debt	--	(1,474)	(302)	(1,474)
Interest income	26	160	140	1,969
Other income	1,338	261	1,058	1,825
Loss before income taxes	(53,666)	(129,915)	(97,214)	(147,660)
Income tax benefit	11,697	22,745	17,217	27,451
Net loss	(41,969)	(107,170)	(79,997)	(120,209)
Less: Net income attributable to noncontrolling interest	162	515	442	953
Net loss attributable to Civeo Corporation.	$(42,131)	$(107,685)	$(80,439)	$(121,162)

Per Share Data (see Note 6)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.39)	$(1.01)	$(0.75)	$(1.14)

Diluted net loss per share attributable to Civeo Corporation common shareholders.	$(0.39)	$(1.01)	$(0.75)	$(1.14)

Weighted average number of common shares outstanding:
Basic	107,118	106,661	106,989	106,583
Diluted.	107,118	106,661	106,989	106,583

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015

Net loss	$(41,969)	$(107,170)	$(79,997)	$(120,209)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of zero, zero, zero and $1.9 million, respectively	9,599	(79,262)	26,511	(171,985)
Total other comprehensive income (loss)	9,599	(79,262)	26,511	(171,985)

Comprehensive loss	(32,370)	(186,432)	(53,486)	(292,194)
Comprehensive income attributable to noncontrolling interest	(123)	(117)	(443)	(429)
Comprehensive loss attributable to Civeo Corporation.	$(32,493)	$(186,549)	$(53,929)	$(292,623)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	SEPTEMBER 30, 2016 (Unaudited)	DECEMBER 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$2,530	$7,837
Accounts receivable, net	68,478	61,467
Inventories	3,564	5,631
Prepaid expenses	9,487	11,712
Other current assets	6,334	3,312
Total current assets	90,393	89,959

Property, plant and equipment, net	844,801	931,914
Other intangible assets, net	31,503	35,309
Other noncurrent assets	11,354	9,347
Total assets	$978,051	$1,066,529

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,755	$24,609
Accrued liabilities	16,161	14,834
Income taxes	56	1,104
Current portion of long-term debt	15,819	17,461
Deferred revenue	10,265	7,747
Other current liabilities	212	493
Total current liabilities	70,268	66,248

Long-term debt, less current maturities	358,045	379,416
Deferred income taxes	2,582	25,391
Other noncurrent liabilities	32,402	31,704
Total liabilities	463,297	502,759

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common shares (no par value; 550,000,000 shares authorized, 108,167,067 shares and 107,470,861 shares issued, respectively, and 108,098,786 shares and 107,470,861 shares outstanding, respectively)	--	--
Additional paid-in capital	1,310,465	1,305,930
Accumulated deficit	(456,815)	(376,376)
Common shares held in treasury at cost, 68,281 and zero shares, respectively	(65)	--
Accumulated other comprehensive loss	(339,799)	(366,309)
Total Civeo Corporation shareholders’ equity	513,786	563,245
Noncontrolling interest	968	525
Total shareholders’ equity	514,754	563,770
Total liabilities and shareholders’ equity	$978,051	$1,066,529

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2014	$1,067	$1,300,042	$(244,617)	$--	$(198,491)	$2,108	$860,109
Net income (loss)	--	--	(121,162)	--	--	953	(120,209)
Currency translation adjustment.	--	--	--	--	(171,461)	(524)	(171,985)
Dividends paid	--	--	--	--	--	(2,133)	(2,133)
Redomicile Transaction	(1,075)	929	--	146	--	--	--
Share-based compensation.	8	3,957	--	(146)	--	--	3,819
Balance, September 30, 2015	$--	$1,304,928	$(365,779)	$--	$(369,952)	$404	$569,601

Balance, December 31, 2015	$--	$1,305,930	$(376,376)	$--	$(366,309)	$525	$563,770
Net income (loss)	--	--	(80,439)	--	--	442	(79,997)
Currency translation adjustment.	--	--	--	--	26,510	1	26,511
Share-based compensation.	--	4,535	--	(65)	--	--	4,470
Balance, September 30, 2016	$--	$1,310,465	$(456,815)	$(65)	$(339,799)	$968	$514,754

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(79,997)	$(120,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	100,444	121,159
Impairment charges	46,129	122,926
Inventory write-down	850	1,015
Loss on extinguishment of debt	302	1,474
Deferred income tax benefit	(25,239)	(34,200)
Non-cash compensation charge	4,535	3,467
(Gain) loss on disposal of assets	259	(800)
Provision (benefit) for loss on receivables, net of recoveries	(74)	1,081
Other, net	2,546	1,032
Changes in operating assets and liabilities:
Accounts receivable	(2,920)	79,763
Inventories	1,484	5,556
Accounts payable and accrued liabilities	2,701	(5,094)
Taxes payable	4,832	1,652
Other current assets and liabilities, net	(7,062)	(3,889)
Net cash flows provided by operating activities	48,790	174,933

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(15,246)	(43,701)
Proceeds from disposition of property, plant and equipment	4,465	2,255
Other, net	(761)	--
Net cash flows used in investing activities	(11,542)	(41,446)

Cash flows from financing activities:
Proceeds from issuance of common shares	--	500
Term loan borrowings	--	325,000
Term loan repayments	(37,107)	(725,000)
Revolving credit borrowings	230,323	244,480
Revolving credit repayments	(236,939)	(187,772)
Debt issuance costs	(2,037)	(4,555)
Net cash flows used in financing activities	(45,760)	(347,347)

Effect of exchange rate changes on cash	3,205	(36,819)
Net change in cash and cash equivalents	(5,307)	(250,679)
Cash and cash equivalents, beginning of period	7,837	263,314

Cash and cash equivalents, end of period	$2,530	$12,635

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

As of September 30, 2016 and December 31, 2015, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates their fair values because their terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the first and third quarters of 2016 and the first, second and third quarters of 2015, we wrote down certain long-lived assets to their fair values. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. During the third quarter of 2016, our estimates of fair value of certain undeveloped land positions in British Columbia were based on appraisals from third parties.

During the third quarter of 2015, we also wrote down our goodwill to its implied fair value (IFV). Our estimate of IFV required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the reporting units’ operations in the future, and are therefore uncertain.

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2016 and December 31, 2015 is presented below (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable, net:
Trade	$47,600	$44,650
Unbilled revenue	20,575	16,649
Other	1,059	1,289
Total accounts receivable	69,234	62,588
Allowance for doubtful accounts	(756)	(1,121)
Total accounts receivable, net	$68,478	$61,467

	September 30, 2016	December 31, 2015
Inventories:
Finished goods and purchased products	$1,911	$1,854
Work in process	56	1,260
Raw materials	1,597	2,517
Total inventories	$3,564	$5,631

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

During the third quarter of 2016, we recorded a $0.9 million write-down of inventory at our modular construction and manufacturing plant in Canada, which is included in Cost of sales in our accompanying unaudited consolidated statements of operations.

	Estimated Useful Life (in years)			September 30, 2016	December 31, 2015
Property, plant and equipment, net:
Land				$43,085	$47,825
Accommodations assets	3	-	15	1,592,789	1,482,842
Buildings and leasehold improvements	3	-	20	28,434	29,099
Machinery and equipment	4	-	15	9,672	9,183
Office furniture and equipment	3	-	7	30,953	29,172
Vehicles	3	-	5	15,379	15,412
Construction in progress				34,376	52,558
Total property, plant and equipment				1,754,688	1,666,091
Accumulated depreciation				(909,887)	(734,177)
Total property, plant and equipment, net				$844,801	$931,914

	September 30, 2016	December 31, 2015
Accrued liabilities:
Accrued compensation	$9,663	$11,726
Accrued taxes, other than income taxes	4,631	963
Accrued interest	18	12
Other	1,849	2,133
Total accrued liabilities	$16,161	$14,834

5.	IMPAIRMENT CHARGES

2016 Impairment Charges

The following summarizes pre-tax impairment charges recorded during the nine month period ended September 30, 2016, which are included in Impairment expense in our accompanying unaudited consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended March 31, 2016
Long-lived assets	$--	$--	$8,400	$8,400
Quarter ended September 30, 2016
Long-lived assets	37,729	--	--	37,729
Total	$37,729	$--	$8,400	$46,129

Quarter ended September 30, 2016. During the third quarter of 2016, we identified an indicator that certain asset groups used, or expected to be used, in conjunction with potential LNG projects in British Columbia may be impaired due to market developments occurring in the third quarter of 2016, including the delay in the final investment decision regarding an LNG project in British Columbia.  We assessed the carrying value of each of the asset groups to determine if they continued to be recoverable based on their estimated future cash flows.  Based on the assessment, the carrying values of the mobile camp assets and certain undeveloped land positions in British Columbia were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of those assets groups to their respective carrying values.  Accordingly, the mobile camp assets and undeveloped land positions were written down to their estimated fair values of $26.6 million and $5.6 million, respectively.

As a result of the analysis described above, we recorded an impairment expense of $37.7 million associated with our mobile camp assets in Canada and undeveloped land positions in the British Columbia LNG market.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

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

2015 Impairment Charges

The following summarizes pre-tax impairment charges recorded during the nine month period ended September 30, 2015 which are included in Impairment expense in our accompanying unaudited consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended March 31, 2015
Long-lived assets	$--	$--	$2,738	$2,738
Quarter ended June 30, 2015
Long-lived assets	--	9,473	--	9,473
Quarter ended September 30, 2015
Goodwill	43,194	--	--	43,194
Long-lived assets	23,041	23,980	18,040	65,061
Intangible assets	--	--	2,460	2,460
Total	$66,235	$33,453	$23,238	$122,926

Quarter ended September 30, 2015. During the third quarter of 2015, we recorded impairment expense related to goodwill, long-lived assets and intangible assets.

Due to the sustained reduction of our share price throughout 2015, our market capitalization implied an enterprise value which was significantly less than the sum of the estimated fair values of our reporting units.  As a result of our market capitalization at September 30, 2015, coupled with (1) the continued depression of worldwide oil prices, including the substantial declines experienced in the third quarter of 2015, and (2) continued weakness in the Canadian dollar in the third quarter of 2015, we determined that an indicator of a goodwill impairment was present as of September 30, 2015.  Accordingly, as a result of then-current macroeconomic conditions, we performed an interim goodwill impairment test as of September 30, 2015, and we reduced the value of our goodwill in our Canadian reporting unit to zero.  This resulted in an impairment charge in the third quarter of 2015 which totaled $43.2 million.

Furthermore, due to the goodwill impairment in our Canadian segment, we determined all asset groups within this segment had experienced a triggering event indicating that the carrying values might not be recoverable. Accordingly, we compared the carrying value of each asset group to estimates of the undiscounted cash flows for such asset group. Based on the assessment, carrying values of certain asset groups were determined to be unrecoverable, and we proceeded to compare the fair value of those asset groups to their respective carrying values. Accordingly, we recorded an impairment loss of $11.1 million related to long-lived assets in our Canadian segment. These fixed assets were written down to their fair value of $12.6 million.

Additionally, also due to the sustained reduction of our share price throughout 2015, we reviewed the long-lived assets in our U.S. and Australia reportable segments to determine if an indicator of impairment had occurred that would indicate that the carrying values of the asset groups in these segments might not be recoverable. We determined that certain asset groups within the U.S. and Australia segments had experienced an indicator of impairment, and thus compared the carrying value of the respective asset group to estimates of the undiscounted future cash flows for such asset group. Based on the assessment, the carrying values of three of our asset groups were determined to not be recoverable, and we proceeded to compare the fair value of the asset groups to their carrying value. Accordingly, we recorded an impairment loss of $20.5 million related to our U.S. segment. Of the $20.5 million impairment, $18.0 million reduced the value of our fixed assets and $2.5 million reduced the value of our amortizable intangible assets. These fixed assets were written down to their fair value of $9.5 million. In addition, we recorded an impairment loss of $24.0 million related to our Australian segment that reduced the value of our fixed assets. These fixed assets were written down to their fair value of $10.3 million.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

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

Quarter ended March 31, 2015. During the first quarter of 2015, we made the decision to dispose of our manufacturing facility in Johnstown, Colorado. Accordingly, the facility met the criteria of held for sale, and its carrying value was adjusted downward to $8.7 million, which represents its estimated fair value less the cost to sell. Accordingly, we recorded a pre-tax impairment expense of $2.7 million and an additional $1.1 million write-down of our inventory. During the fourth quarter of 2015, we completed the sale of the facility.

6.	EARNINGS PER SHARE

The calculation of earnings per share attributable to the Company is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic Loss per Share
Net loss attributable to Civeo	$(42,131)	$(107,685)	$(80,439)	$(121,162)
Less: undistributed net income to participating securities	--	--	--	--
Net loss attributable to Civeo’s common shareholders - basic	$(42,131)	$(107,685)	$(80,439)	$(121,162)

Weighted average common shares outstanding - basic	107,118	106,661	106,989	106,583

Basic loss per share	$(0.39)	$(1.01)	$(0.75)	$(1.14)

Diluted Loss per Share
Net loss attributable to Civeo’s common shareholders - basic	$(42,131)	$(107,685)	$(80,439)	$(121,162)
Less: undistributed net income to participating securities	--	--	--	--
Net loss attributable to Civeo’s common shareholders - diluted	$(42,131)	$(107,685)	$(80,439)	$(121,162)

Weighted average common shares outstanding - basic	107,118	106,661	106,989	106,583
Effect of dilutive securities	--	--	--	--
Weighted average common shares outstanding - diluted	107,118	106,661	106,989	106,583

Diluted loss per share	$(0.39)	$(1.01)	$(0.75)	$(1.14)

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

7.	DEBT

As of September 30, 2016 and December 31, 2015, long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
U.S. term loan, which matures on May 28, 2019; weighted average interest rate of 3.7% for the nine month period ended September 30, 2016	$24,375	$49,375

Canadian term loan, which matures on May 28, 2019; 1.25% of aggregate principal repayable per quarter beginning December 31, 2015; weighted average interest rate of 3.9% for the nine month period ended September 30, 2016	304,713	300,165

U.S. revolving credit facility, which matures on May 28, 2019, with available commitments up to $50.0 million; weighted average interest rate of 5.6% for the nine month period ended September 30, 2016	4,600	--

Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; weighted average interest rate of 4.1% for the nine month period ended September 30, 2016	30,496	52,020

Canadian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; weighted average interest rate of 4.8% for the nine month period ended September 30, 2016	3,431	--

Australian revolving credit facility, which matures on May 28, 2019, with available commitments up to $100.0 million; weighted average interest rate of 5.3% for the nine month period ended September 30, 2016	10,731	--
	378,346	401,560
Less: Unamortized debt issuance costs	4,482	4,683
Total debt	373,864	396,877
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	15,819	17,461
Long-term debt, less current maturities	$358,045	$379,416

Interest expense on the accompanying unaudited consolidated statements of operations is net of capitalized interest of zero and $0.5 million for the three month periods ended September 30, 2016 and 2015, respectively. Interest expense on the accompanying unaudited consolidated statements of income is net of capitalized interest of zero and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.50 to 1.0 (as of September 30, 2016). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of September 30, 2016.

We have 15 lenders in our Amended Credit Facility with commitments ranging from $1.2 million to $135.7 million.

8.	INCOME TAXES

The Company’s operations are conducted through its various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned. For the three and nine months ended September 30, 2016, and portions of the three and nine months ended September 30, 2015, Civeo Canada is the public parent registered under the laws of British Columbia, Canada. Prior to the Company’s migration to Canada on July 17, 2015, Civeo US, a Delaware corporation, was the public parent registered in the U.S.

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

Our income tax benefit for the nine months ended September 30, 2016 totaled $17.2 million, or 17.7% of pretax loss, compared to a benefit of $27.5 million, or 18.6% of pretax loss, for the nine months ended September 30, 2015. As noted above, our effective tax rate in 2016 was lower than the Canadian statutory rate of 27% primarily due to the exclusion of Australia and U.S. for purposes of computing the interim tax provision.

For the nine months ended September 30, 2015, our income tax rate of 18.6% was lower than the Canadian statutory rate in part due to the exclusion of the U.S. for purposes of computing the interim tax provision. In addition, the rate was impacted by the following items: (i) an income tax expense of approximately $10 million related to unrecognized tax benefits; (ii) an income tax expense of approximately $12 million resulting from the impairment of goodwill not deductible for tax purposes; and (iii) an income tax expense of approximately $2.7 million related to an increase in statutory tax rates in Alberta, Canada included in our 2015 tax benefit. Finally, during the third quarter of 2015, management determined that, based on evidence available as of September 30, 2015, it was not more likely than not that the U.S. net operating loss would be realized.  This evidence was largely comprised of the reversal of the U.S. jurisdiction from a net deferred tax liability as of December 31, 2014 to a net deferred tax asset as of September 30, 2015.   Deferred tax assets generated in 2015 were realized to the extent of the net deferred tax liabilities as of December 31, 2014, resulting in a tax benefit of approximately $20 million. A valuation allowance was recorded discretely in the third quarter on the remaining deferred tax assets generated in 2015, with the result of no further tax benefit from the U.S. pretax losses.

Our income tax benefit for the three months ended September 30, 2016 totaled $11.7 million, or 21.8% of pretax loss, compared to a benefit of $22.7 million, or 17.5% of pretax loss, for the three months ended September 30, 2015. Our three month effective rates for 2016 and 2015 were lower than the Canadian statutory rates of 27% primarily due to the reasons identified above for the nine month periods.

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

Our accumulated other comprehensive loss decreased $26.5 million from $366.3 million at December 31, 2015 to $339.8 million at September 30, 2016, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first nine months of 2016 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.2 billion and A$0.5 billion, respectively, at September 30, 2016.

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

Outstanding Awards

Options. Compensation expense associated with options recognized in the three month periods ended September 30, 2016 and 2015 totaled zero and $0.1 million, respectively. Compensation expense associated with options recognized in the nine month periods ended September 30, 2016 and 2015 totaled $0.1 million and $0.2 million, respectively. At September 30, 2016, unrecognized compensation cost related to options was $0.1 million, which is expected to be recognized over a weighted average period of 1.1 years.

Restricted Share / Deferred Share Awards. On February 23, 2016, we granted 231,934 restricted share and deferred share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 23, 2017. On May 12, 2016, we granted 401,070 restricted share awards to our directors, which vest in their entirety on May 12, 2017.

Compensation expense associated with restricted share awards and deferred share awards recognized in the three month periods ended September 30, 2016 and 2015 totaled $1.0 million and $1.1 million, respectively. Compensation expense associated with restricted share awards and deferred share awards recognized in the nine month periods ended September 30, 2016 and 2015 totaled $3.0 million and $3.2 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during each of the three months ended September 30, 2016 and 2015 was de minimis. The total fair value of restricted share awards and deferred share awards that vested during the nine months ended September 30, 2016 and 2015 was $0.6 million and $0.9 million, respectively.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

At September 30, 2016, unrecognized compensation cost related to restricted share awards and deferred share awards was $5.4 million, which is expected to be recognized over a weighted average period of 1.8 years.

Phantom Share Awards. On February 23, 2016, we granted 2,917,130 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 23, 2017. We also granted 3,099,194 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 23, 2017.

During both the three month periods ended September 30, 2016 and 2015, we recognized a de minims amount of compensation expense associated with phantom shares. During the nine month periods ended September 30, 2016 and 2015, we recognized compensation expense associated with phantom shares totaling $1.8 million and $0.8 million, respectively. At September 30, 2016, unrecognized compensation cost related to phantom shares was $6.0 million, as remeasured at September 30, 2016, which is expected to be recognized over a weighted average period of 2.3 years.

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

During the three month periods ended September 30, 2016 and 2015, we recognized compensation expense associated with performance awards totaling $0.5 million and zero, respectively. During the nine month periods ended September 30, 2016 and 2015, we recognized compensation expense associated with performance awards totaling $1.4 million and zero, respectively. At September 30, 2016, unrecognized compensation cost related to performance shares was $4.9 million, which is expected to be recognized over a weighted average period of 2.6 years.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(continued)

12.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on workforce accommodations.

Financial information by business segment for each of the three and nine months ended September 30, 2016 and 2015 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2016
Canada	$73,539	$--	$73,539	$20,702	$(44,742)	$1,085	$576,945
Australia	27,679	--	27,679	11,736	(1,918)	2,132	409,982
United States	3,020	--	3,020	1,274	(3,271)	--	31,926
Corporate and eliminations	--	--	--	9	973	2,136	(40,802)
Total	$104,238	$--	$104,238	$33,721	$(48,958)	$5,353	$978,051

Three months ended September 30, 2015
Canada	$71,500	$--	$71,500	$20,573	$(70,909)	$13,390	$616,675
Australia	29,177	--	29,177	12,166	(25,995)	3,135	416,033
United States	5,867	--	5,867	3,296	(24,916)	918	84,111
Corporate and eliminations	--	--	--	137	(1,020)	2,156	982
Total	$106,544	$--	$106,544	$36,172	$(122,840)	$19,599	$1,117,801

Nine months ended September 30, 2016
Canada	$216,168	$--	$216,168	$62,494	$(53,758)	$2,578	$576,945
Australia	80,694	--	80,694	34,348	(4,454)	3,833	409,982
United States	9,447	--	9,447	4,462	(20,662)	--	31,926
Corporate and eliminations	--	--	--	(860)	(2,295)	8,835	(40,802)
Total	$306,309	$--	$306,309	$100,444	$(81,169)	$15,246	$978,051

Nine months ended September 30, 2015
Canada	$278,472	$--	$278,472	$70,548	$(62,609)	$28,956	$616,675
Australia	109,304	--	109,304	39,878	(24,150)	8,270	416,033
United States	35,298	(2,396)	32,902	10,370	(33,611)	2,164	84,111
Corporate and eliminations	(2,396)	2,396	--	363	(11,731)	4,311	982
Total	$420,678	$--	$420,678	$121,159	$(132,101)	$43,701	$1,117,801

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

We incurred costs related to the Redomicile Transaction totaling zero and $1.5 million for the three months ended September 30, 2016 and 2015, respectively. We incurred costs related to the Redomicile Transaction totaling $1.3 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively.

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

During the first quarter of 2016, global oil prices dropped to their lowest level in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. With falling Brent Crude and WTI oil prices, WCS also fell. Prices began to increase in March 2016. WCS prices in the third quarter of 2016 averaged $30.67 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $83.78 in the second quarter of 2014. The WCS Differential increased modestly from $13.25 per barrel at the end of the fourth quarter of 2015 to $14.00 per barrel at the end of the third quarter of 2016. As of October 24, 2016, the WTI price was $50.12 and the WCS price was $36.12, resulting in a WCS Differential of $14.00.

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

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region. Met coal pricing and growth in production in the Bowen Basin region is predominantly influenced by the levels of Chinese steel production, which increased less than 1% for the first nine months of 2016 compared to the same period in 2015. As of October 24, 2016, contract met coal prices were approximately $200 per metric tonne, significantly higher than the September 2016 contract price of $92.50 per metric tonne, due to supply side factors that have restricted met coal volumes. Despite the increase, we have not seen a significant impact on customers’ willingness to increase activity. We expect that spot prices for met coal will need to be sustained at these levels for at least six to twelve months before we see an impact on customer activity levels, and therefore, the demand for accommodations. Long-term demand for steel will be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. Our customers continue to actively implement cost productivity and efficiency measures to drive down their cost base.

Natural gas and WTI crude oil prices, discussed above, have an impact on the demand for our U.S. accommodations business. With limited export capabilities, U.S. natural gas prices are primarily influenced by domestic supply/demand dynamics and resultant inventory levels. U.S. natural gas production has continued to outpace demand, which has caused prices to continue to be weak relative to historical prices over the past decade. U.S. natural gas inventory levels at September 30, 2016 were 3.68 Tcf, 2% over inventory levels from September 30, 2015 and 6% over seasonally comparable average inventory levels over the past five years. Prices for natural gas in the U.S. averaged $2.79 per mcf in the third quarter of 2016, a 2% increase over the average price in the third quarter of 2015. These weak prices are expected to continue. At these levels, it is uneconomic to increase development in several domestic, gas-focused basins. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	WCS	Hard	Henry Hub
Quarter	Crude	Crude	Coking Coal (Met Coal)	Natural Gas
ended	(per bbl)	(per bbl)	(per tonne)	(per mcf)
Fourth Quarter through 10/24/2016	$50.23	$36.26	$200.00	$3.14
9/30/2016	44.88	30.67	92.50	2.79
6/30/2016	45.53	32.84	84.00	2.25
3/31/2016	33.41	20.26	81.00	1.98
12/31/2015	42.02	27.82	89.00	2.23
9/30/2015	46.48	31.54	93.00	2.73
6/30/2015	57.64	48.09	109.50	2.73
3/31/2015	48.49	35.03	117.00	2.81
12/31/2014	73.21	57.75	119.00	3.83
9/30/2014	97.60	78.69	120.00	3.95
6/30/2014	103.06	83.78	120.00	4.58
3/31/2014	98.68	77.76	143.00	5.18
12/31/2013	97.50	66.34	152.00	3.85
9/30/2013	105.83	83.10	145.00	3.55

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

With the current commodity price environment and expected demand, concerns about take-away capacity out of the Canadian oil sands region and continued high costs including labor costs, the current outlook for Canadian oil sands activity has continued to deteriorate in 2016. Although we are currently the primary third-party accommodations provider for the two major construction projects in the Canadian oil sands region, the Fort Hills project and the Kearl project, outlook for additional major oil sands construction projects is limited. Oil sands operators are looking to reduce their costs and capital spending, limiting the demand for accommodations like we provide. As a result, we experienced materially lower revenues and earnings from our Canadian operations in the first nine months of 2016 compared to the same period in 2015 and expect this trend to continue for the rest of 2016.

We began expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support potential liquefied natural gas (LNG) projects on the west coast of British Columbia. We were awarded a contract with LNG Canada (LNGC) for the provision of open lodge rooms and associated services. To support this contract, we have developed a new accommodations facility, named Sitka Lodge, which includes private washrooms, recreational facilities and other amenities. This lodge currently has 436 rooms with the potential to expand to serve future accommodations demand in the region.

In addition, we were awarded a contract with LNGC to construct a 4,500 person workforce accommodation center (Cedar Valley Lodge) for a proposed liquefaction and export facility in Kitimat, British Columbia. Construction of Cedar Valley Lodge will not commence until LNGC’s joint venture participants have made a positive final investment decision (FID). The FID was originally planned for the end of 2016; however, this decision has been delayed until a future time that has not yet been determined. We are currently in discussions with LNGC to extend this contract until a positive FID is made. As further discussed below, the delay was considered to be an indicator that certain of our long-lived assets may be impaired. If the FID continues to be delayed, or if the investment is cancelled, the resulting impact may negatively affect our results of operations and the value of our existing long-lived assets in Canada, including our Sitka Lodge, and may require us to record further material impairment charges equal to the excess of the carrying value of these assets over fair value. With the delay in the FID, we currently expect that LNGC will continue to utilize rooms at our Sitka Lodge through September 2017 in accordance with the terms of our contract. However, this contract may be extended to a new FID date based upon our current discussions with LNGC. There can be no assurance that LNGC’s joint venture participants will reach a positive FID or that our contracts with LNGC will be extended.

During the third quarter of 2016, we identified an indicator that certain asset groups used, or expected to be used, in conjunction with potential LNG projects in British Columbia may be impaired as a result of recent market developments, including the delay in FID discussed above. As a result, we assessed the carrying values of each of the asset groups to determine if they continued to be recoverable based on their estimated future cash flows. Based on the assessment, the carrying values of our mobile camp assets and certain undeveloped land positions in British Columbia were determined to not be recoverable and an impairment charge totaling $37.7 million was recorded in the third quarter of 2016.

In estimating future cash flows, we made numerous assumptions with respect to future circumstances that might directly impact each of the asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, coal and natural gas prices, anticipated customer spending, and industry and/or local market conditions. These assumptions represented our best judgment based on the current facts and circumstances. However, different assumptions could result in a determination that the carrying values of additional asset groups are no longer recoverable based on estimated future cash flows. If estimates of future cash flows for certain of our assets included in this assessment that were not impaired were reduced by 10%, an additional impairment of between $25 million and $35 million could be indicated. Our estimate of fair value was primarily calculated using the Income Approach, which derives a present value of the asset group based on the asset groups estimated future cash flows. We discounted our estimated future cash flows using a long-term weighted average cost of capital based on our estimate of investment returns required by a market participant.

We expanded our Australian room capacity in 2012 and 2013 to meet increasing demand, notably in the Bowen Basin in Queensland and in the Gunnedah Basin in New South Wales to support coal production, and in Western Australia to support LNG and other energy-related projects. In early 2013, a confluence of falling met coal prices, additional carbon and mining taxes on our Australian accommodations customers and several years of cost inflation caused several of our customers to curtail or cease production from higher cost mines and delay or materially reduce their growth plans. This has negatively affected our ability to expand our room count and has led to a decrease in occupancy levels. Despite the repeal of carbon and mining taxes, continued concerns about China’s economy, which significantly influences the global demand for steel, and therefore, met coal, the outlook for met coal demand continues to be negative. As a result, our Australian business experienced lower occupancy levels throughout 2015, and this trend has continued in 2016.

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. Generally Accepted Accounting Principles (U.S. GAAP) financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.77 for the third quarter of 2016 compared to U.S. $0.76 for the third quarter of 2015, an increase of approximately 0.3%. The Canadian dollar was valued at an average exchange rate of U.S. $0.76 for the first nine months of 2016 compared to U.S. $0.79 for the first nine months of 2015, a decrease of approximately 5%. The Canadian dollar was valued at an exchange rate of $0.76 on September 30, 2016 and $0.72 on December 31, 2015. The Australian dollar was valued at an average exchange rate of U.S. $0.76 for the third quarter of 2016 compared to U.S. $0.73 for the third quarter of 2015, an increase of approximately 5%. The Australian dollar was valued at an average exchange rate of U.S. $0.74 for the first nine months of 2016 compared to U.S. $0.76 for the first nine months of 2015, a decrease of approximately 3%. The Australian dollar was valued at an exchange rate of $0.77 on September 30, 2016 and $0.73 on December 31, 2015. These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business. We currently expect that our 2016 capital expenditures will total approximately $20 million to $25 million, compared to 2015 capital expenditures of $62 million. Please see “Liquidity and Capital Resources” below for further discussion of 2016 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2016, is based on a comparison to the corresponding period of 2015.

Results of Operations – Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015	Change
	($ in thousands)
Revenues
Canada	$73,539	$71,500	$2,039
Australia	27,679	29,177	(1,498)
United States and other	3,020	5,867	(2,847)
Total revenues	104,238	106,544	(2,306)
Costs and expenses
Cost of sales and services
Canada	50,571	49,652	919
Australia	13,441	13,987	(546)
United States and other	3,952	6,112	(2,160)
Total cost of sales and services	67,964	69,751	(1,787)
Selling, general and administrative expenses	13,644	16,691	(3,047)
Depreciation and amortization expense	33,721	36,172	(2,451)
Impairment expense	37,729	110,715	(72,986)
Other operating expense (income)	138	(3,945)	4,083
Total costs and expenses	153,196	229,384	(76,188)
Operating loss	(48,958)	(122,840)	73,882

Interest expense and income, net	(6,046)	(7,336)	1,290
Other income	1,338	261	1,077
Loss before income taxes	(53,666)	(129,915)	76,249
Income tax benefit	11,697	22,745	(11,048)
Net loss	(41,969)	(107,170)	65,201
Less: Net income attributable to noncontrolling interest	162	515	(353)
Net loss attributable to Civeo	$(42,131)	$(107,685)	$65,554

We reported net loss attributable to Civeo for the quarter ended September 30, 2016 of $42.1 million, or $0.39 per diluted share. As further discussed below, net loss included a $37.7 million pre-tax loss ($27.5 million after-tax, or $0.26 per diluted share) resulting from the impairment of fixed assets included in Impairment expense below.

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

Revenues. Consolidated revenues decreased $2.3 million, or 2%, in the third quarter of 2016 compared to the third quarter of 2015. This decline was largely driven by decreases in the U.S. and Australia, due to lower occupancy and activity levels. This was partially offset by increases in Canada as well as stronger Canadian and Australian dollars in 2016 compared to 2015. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $1.8 million, or 3%, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to decreases in the U.S. and Australia, due to lower occupancy and activity levels. This was partially offset by increases in Canada as well as stronger Canadian and Australian dollars in 2016 compared to 2015. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense decreased $3.0 million, or 18%, in the third quarter of 2016 compared to the third quarter of 2015. This decrease was primarily due to reduced compensation as a result of workforce reductions in 2015 and 2016, lower professional fees due to lower costs associated with the Redomicile Transaction and lower incentive compensation costs. These items were partially offset by severance costs and higher share based compensation expense associated with phantom share awards. The increase in share based compensation is due to a smaller decrease in our share price during the 2016 period compared to the 2015 period, which is used to remeasure these awards at each reporting date.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.5 million, or 7%, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to reduced depreciation expense resulting from impairments recorded in 2015 and early 2016.

Impairment Expense. Impairment expense of $37.7 million in the third quarter of 2016 consisted of pre-tax impairment losses of $37.7 million related to mobile camp assets and certain undeveloped land positions in the British Columbia LNG market in our Canadian segment.

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

●

Pre-tax impairment losses totaling $23.0 million associated with long-lived assets in our Canadian segment, including $11.9 million related to assets that should have been impaired in the fourth quarter of 2014. We determined that the error was not material to our financial statements for the year ended December 31, 2014 and therefore corrected the error in the third quarter of 2015.

Please see Note 5 - Impairment Charges to the notes to the unaudited consolidated financial statements of this quarterly report for further discussion.

Other Operating Expense (Income). Other operating expense (income) changed from income of $3.9 million in the third quarter of 2015 to expense of $0.1 million in the third quarter of 2016. The income recognized in the third quarter of 2015 is primarily due to foreign currency gains on the remeasurement of U.S. dollar denominated cash in Canadian bank accounts as a result of the strengthening of the U.S. dollar.

Operating Loss. Consolidated operating loss decreased by $73.9 million, or 60%, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to lower impairment expense, as well as lower depreciation and amortization expense.

Interest Expense and Interest Income, net. Net interest expense decreased by $1.3 million, or 18%, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to the 2015 write-off of $1.5 million of debt issuance costs associated with the Amended Credit Facility.

Other Income. Other income increased by $1.1 million, or 413%, in the third quarter of 2016 compared to the third quarter of 2015, primarily due to income from an unconsolidated investment related to the engineering and planning work performed for LNGC’s accommodation center in Kitimat.

Income Tax Benefit. Our income tax benefit for the three months ended September 30, 2016 totaled $11.7 million, or 21.8% of pre-tax income, compared to a benefit of $22.7 million, or 17.5% of pre-tax income, for the three months ended September 30, 2015. Our effective tax rate in 2016 was lower than the Canadian statutory rate of 27% primarily due to the exclusion of Australia and U.S. for purposes of computing the interim tax provision since they are loss jurisdictions for tax accounting purposes. In addition, the effective tax rate for the three months ended September 30, 2016 was impacted by a reduction in the 2016 annual effective tax rate from June 30, 2016 to September 30, 2016 due to changes in estimated taxable loss. Under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date tax provision.

For the three months ended September 30, 2015, our effective tax rate of 18.6% was lower than the Canadian statutory rate in part due to the exclusion of the U.S. for purposes of computing the interim tax provision. In addition, the rate was impacted by the following items: (i) an income tax expense of approximately $10 million related to unrecognized tax benefits; and (ii) an income tax expense of approximately $12 million resulting from the impairment of goodwill not deductible for tax purposes. Finally, during the third quarter of 2015, management determined that, based on evidence available as of September 30, 2015, it was not more likely than not that the U.S. net operating loss would be realized.  This evidence was largely comprised of the reversal of the U.S. jurisdiction from a net deferred tax liability as of December 31, 2014 to a net deferred tax asset as of September 30, 2015.   Deferred tax assets generated in 2015 were realized to the extent of the net deferred tax liabilities as of December 31, 2014, resulting in a tax benefit of approximately $20 million. A valuation allowance has been recorded discretely in the third quarter on the remaining deferred tax assets generated in 2015, with the result of no further tax benefit from the U.S. pretax losses.

Other Comprehensive Income (Loss). Other comprehensive income increased $88.9 million in the third quarter of 2016 compared to the third quarter of 2015, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 1% from June 30, 2016 to September 30, 2016 compared to a 7% decrease from June 30, 2015 to September 30, 2015. The Australian dollar exchange rate compared to the U.S. dollar increased 3% from June 30, 2016 to September 30,2016 compared to a 9% decrease from June 30, 2015 to September 30, 2015.

Segment Results of Operations – Canadian Segment

	Three Months Ended September 30,
	2016	2015	Change
Revenues ($ in thousands)
Lodge revenue (1)	$61,712	$55,708	$6,004
Mobile, open camp and product revenue	11,827	15,792	(3,965)
Total revenues	$73,539	$71,500	$2,039

Cost of sales and services ($ in thousands)	$50,571	$49,652	$919

Gross margin as a % of revenues	31.2%	30.6%	0.6%

Average available lodge rooms (2)	14,670	13,433	1,237

Rentable rooms for lodges (3)	10,588	9,445	1,143

Average daily rate for lodges (4)	$100	$112	$(12)

Occupancy in lodges (5)	64%	57%	7%

Canadian dollar to U.S. dollar	$0.766	$0.764	$0.002

____________
(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Canadian segment reported revenues in the third quarter of 2016 that were $2.0 million, or 3%, higher than the third quarter of 2015. This increase was driven by higher lodge occupancy due to the continued room needs related to the Fort McMurray fires, partially offset by lower room rates and declines in mobile, open camp and product revenues due to overall lower activity levels in the Canadian oil sands. The average exchange rates for the Canadian dollar relative to the U.S. dollar had minimal impact on revenues in the third quarter of 2016 compared to the third quarter of 2015.

Our Canadian segment cost of sales and services increased $0.9 million, or 2%, in the third quarter of 2016 compared to the third quarter of 2015 primarily due to the increased lodge activity.

Our Canadian segment gross margin as a percentage of revenues increased from 30% in the third quarter of 2015 to 31% in the third quarter of 2016. This increase was driven by an increase in occupancy due to the continued room needs related to the Fort McMurray fires and lower costs due to a focus on cost containment and operational efficiencies, partially offset by lower room rates.

Segment Results of Operations – Australian Segment

	Three Months Ended September 30,
	2016	2015	Change
Revenues ($ in thousands)
Village revenue (1)	$27,679	$29,177	$(1,498)
Total revenues	27,679	29,177	(1,498)

Cost of sales ($ in thousands)	$13,441	$13,987	$(546)

Gross margin as a % of revenues	51.4%	52.1%	(0.7)%

Average available village rooms (2)	9,344	9,064	280

Rentable rooms for villages (3)	8,675	8,824	(149)

Average daily rate for villages (4)	$81	$71	$10

Occupancy in Villages (5)	43%	50%	(7% )

Australian dollar to U.S. dollar	$0.758	$0.725	$0.033

____________
(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Australian segment reported revenues in the third quarter of 2016 that were $1.5 million, or 5%, lower than the third quarter of 2015. The strengthening of the average exchange rates for Australian dollars relative to the U.S. dollar by 5% in the third quarter of 2016 compared to the third quarter of 2015 resulted in a $1.2 million period-over-period increase in revenues. Excluding the impact of the stronger Australian exchange rates, the Australian segment experienced a 9% decline in revenues due to lower occupancy levels in the third quarter of 2016 compared to the third quarter of 2015, primarily as a result of the continued slowdown in mining activity.

Our Australian segment cost of sales decreased $0.5 million, or 4%, in the third quarter of 2016 compared to the third quarter of 2015. The decrease was driven by lower occupancy levels in the third quarter of 2016 compared to the third quarter of 2015.

Our Australian segment gross margin as a percentage of revenues decreased to 51% in the third quarter of 2016 from 52% in the third quarter of 2015. This was primarily driven by reduced take or pay revenues on expired contracts and lower occupancy compared to the third quarter of 2015.

Segment Results of Operations – United States Segment

	Three Months Ended September 30,
	2016		2015		Change

Revenues ($ in thousands)	$3,020		$5,867		$(2,847)

Cost of sales ($ in thousands)	$3,952		$6,112		$(2,160)

Gross margin as a % of revenues	(30.9%	)	(4.2%	)	(26.7% )

Our United States segment reported revenues in the third quarter of 2016 that were $2.8 million, or 49%, lower than the third quarter of 2015. The reduction was primarily due to lower U.S. drilling activity in the Bakken, Rockies and Texas markets.

Our United States cost of sales decreased $2.2 million, or 35%, in the third quarter of 2016 compared to the third quarter of 2015. The decrease was driven by overall lower activity levels.

Our United States segment gross margin as a percentage of revenues decreased from (4%) in the third quarter of 2015 to (31%) in the third quarter of 2016 primarily due to overall lower activity levels, which were insufficient to cover the fixed cost structure of our United States segment.

Results of Operations – Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	Change
	($ in thousands)
Revenues
Canada	$216,168	$278,472	$(62,304)
Australia	80,694	109,304	(28,610)
United States and other	9,447	32,902	(23,455)
Total revenues	306,309	420,678	(114,369)
Costs and expenses
Cost of sales and services
Canada	145,914	184,733	(38,819)
Australia	39,092	47,690	(8,598)
United States and other	13,487	29,663	(16,176)
Total cost of sales and services	198,493	262,086	(63,593)
Selling, general and administrative expenses	42,056	51,796	(9,740)
Depreciation and amortization expense	100,444	121,159	(20,715)
Impairment expense	46,129	122,926	(76,797)
Other operating expense (income)	356	(5,188)	5,544
Total costs and expenses	387,478	552,779	(165,301)
Operating loss	(81,169)	(132,101)	50,932

Interest expense and income, net	(17,103)	(17,384)	281
Other income (expense)	1,058	1,825	(767)
Loss before income taxes	(97,214)	(147,660)	50,446
Income tax benefit	17,217	27,451	(10,234)
Net loss	(79,997)	(120,209)	40,212
Less: Net income attributable to noncontrolling interest	442	953	(511)
Net loss attributable to Civeo	$(80,439)	$(121,162)	$40,723

We reported net loss attributable to Civeo for the nine months ended September 30, 2016 of $80.4 million, or $0.75 per diluted share. As further discussed below, net loss included (i) an $46.1 million pre-tax loss ($35.9 million after-tax, or $0.34 per diluted share) resulting from the impairment of fixed assets, included in Impairment expense, and (ii) a $1.3 million pre-tax loss ($1.2 million after-tax, or $0.01 per diluted share) from costs incurred in connection with the Redomicile Transaction, included in Selling, general and administrative (SG&A) expense below.

The results compare to net loss attributable to Civeo for the nine months ended September 30, 2015 of $121.2 million, or $1.14 per diluted share. As further discussed in Impairment expense below, net loss for the 2015 period included $43.2 million of after-tax charges, or $0.40 per diluted share, resulting from the impairment of goodwill in our Canadian reporting unit. Net loss for the 2015 period also included $56.0 million of after-tax charges, or $0.52 per diluted share, resulting from the impairment of fixed assets. Net loss for 2015 also included $3.4 million (or $0.04 per diluted share) in after-tax loss from costs incurred in connection with the Redomicile Transaction and $1.5 million (or $0.01 per diluted share) in an after-tax loss from the write off of debt issuance costs.

Revenues. Consolidated revenues decreased $114.4 million, or 27%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decline was largely driven by decreases in Canada, Australia and the U.S. due to lower occupancy, as well as weaker Canadian and Australian dollars in 2016 compared to 2015. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $63.6 million, or 24%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to decreases in occupancy in both Canada and Australia, as well as the weaker Canadian and Australian dollars in the nine months ended September 30, 2016 compared to the same period in 2015. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense decreased $9.7 million, or 19%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This decrease was primarily due to reduced compensation as a result of workforce reductions in 2015 and 2016, lower professional fees due to lower costs associated with the Redomicile Transaction, lower bad debt reserves when compared to 2015, lower incentive compensation costs and the impact of the weaker Canadian and Australian dollars. These items were partially offset by higher share based compensation expense associated with phantom share awards. The increase in share based compensation is due to a smaller decrease in our share price during the period, which is used to remeasure these awards at each reporting date.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $20.7 million, or 17%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to reduced depreciation expense resulting from impairments recorded in 2015 as well as the impact of the weaker Canadian and Australian dollars.

Impairment Expense. Impairment expense of $46.1 million in the nine months ended September 30, 2016 consisted of:

●	Pre-tax impairment losses of $37.7 million related to mobile camp assets and certain undeveloped land positions in the British Columbia LNG market in our Canadian segment; and

●	Pre-tax impairment losses of $8.4 million related to the impairment of fixed assets in our U.S. segment.

Impairment expense of $122.9 million in the nine months ended September 30, 2015 consisted of:

●	Pre-tax impairment losses of $33.5 million related to fixed assets in our Australian segment;

●	Pre-tax impairment totaling $2.7 million in 2015 related to a decision to sell our U.S. manufacturing facility;

●	Goodwill impairment losses of $43.2 million in our Canadian reporting unit;

●	Pre-tax impairment losses totaling $20.5 million associated with long-lived assets in our U.S. segment; and

●	Pre-tax impairment losses totaling $23.0 million associated with long-lived assets in our Canadian segment.

Please see Note 5 - Impairment Charges to the notes to the unaudited consolidated financial statements of this quarterly report for further discussion.

Other Operating Expense (Income). Other operating expense (income) changed from income of $5.2 million for the nine months ended September 30, 2015 to an expense of $0.4 million in the nine months ended September 30, 2016. The 2015 income is primarily due to foreign currency gains on the remeasurement of U.S. dollar denominated cash in Canadian bank accounts as a result of the strengthening of the U.S. dollar.

Operating Loss. Consolidated operating loss decreased $50.9 million, or 39%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to lower impairment expense in the 2016 period, partially offset by lower occupancy levels in Canada and Australia and the weaker Canadian and Australian dollars.

Interest Expense and Interest Income, net. Net interest expense decreased by $0.3 million, or 2%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to decreased interest expense associated with lower amounts outstanding under the Amended Credit Facility and the 2015 write-off of $1.5 million of debt issuance costs associated with the Amended Credit Facility. This was partially offset by decreased interest income due to lower average cash balances in 2016 as compared to 2015 and lower capitalized interest due to no similar projects in 2016.

Income Tax Benefit. Our income tax benefit for the nine months ended September 30, 2016 totaled $17.2 million, or 17.7% of pre-tax income, compared to a benefit of $27.5 million, or 18.6% of pre-tax income, for the nine months ended September 30, 2015. Our effective tax rate in 2016 was lower than the Canadian statutory rate of 27% primarily due to the exclusion of Australia and U.S. for purposes of computing the interim tax provision since they are loss jurisdictions for tax accounting purposes.

For the nine months ended September 30, 2015, our effective tax rate of 18.6% was lower than the Canadian statutory rate in part due to the exclusion of the U.S. for purposes of computing the interim tax provision. In addition, the rate was impacted by the following items: (i) an income tax expense of approximately $10 million related to unrecognized tax benefits; (ii) an income tax expense of approximately $12 million resulting from the impairment of goodwill not deductible for tax purposes; and (iii) an income tax expense of approximately $2.7 million related to an increase in statutory tax rates in Alberta, Canada included in our 2015 tax benefit. Finally, during the third quarter of 2015, management determined that, based on evidence available as of September 30, 2015, it was not more likely than not that the U.S. net operating loss would be realized.  This evidence was largely comprised of the reversal of the U.S. jurisdiction from a net deferred tax liability as of December 31, 2014 to a net deferred tax asset as of September 30, 2015.   Deferred tax assets generated in 2015 were realized to the extent of the net deferred tax liabilities as of December 31, 2014, resulting in a tax benefit of approximately $20 million. A valuation allowance has been recorded discretely in the third quarter on the remaining deferred tax assets generated in 2015, with the result of no further tax benefit from the U.S. pretax losses.

Other Comprehensive Income (Loss). Other comprehensive income increased $198.5 million in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 6% from December 31, 2015 to September 30, 2016 compared to a 13% decrease from December 31, 2014 to September 30, 2015. The Australian dollar exchange rate compared to the U.S. dollar increased 5% from December 31, 2015 to September 30, 2016 compared to a 14% decrease from December 31, 2014 to September 30, 2015.

Segment Results of Operations – Canadian Segment

	Nine Months Ended September 30,
	2016	2015	Change
Revenues ($ in thousands)
Lodge revenue (1)	$182,899	$213,896	$(30,997)
Mobile, open camp and product revenue	33,269	64,576	(31,307)
Total revenues	$216,168	$278,472	$(62,304)

Cost of sales and services ($ in thousands)	$145,914	$184,733	$(38,819)

Gross margin as a % of revenues	32.5%	33.7%	(1.2% )

Average available lodge rooms (2)	14,647	13,294	1,353

Rentable rooms for lodges (3)	10,199	10,125	74

Average daily rate for lodges (4)	$106	$123	$(17)

Occupancy in lodges (5)	62%	63%	(1% )

Canadian dollar to U.S. dollar	$0.757	$0.795	$(0.038)

____________
(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms

Our Canadian segment reported revenues in the nine months ended September 30, 2016 that were $62.3 million, or 22%, lower than the nine months ended September 30, 2015. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 5% in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 resulted in a $10.5 million year-over-year reduction in revenues. In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced a 10% decline in lodge revenues, primarily due to lower room rates. Finally, mobile, open camp and product revenues all declined due to overall lower activity levels.

Our Canadian segment cost of sales and services decreased $38.8 million, or 21%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to lower occupancy, as well as the weakening of the average exchange rates.

Our Canadian segment gross margin as a percentage of revenues decreased from 34% in the nine months ended September 30, 2015 to 33% in the nine months ended September 30, 2016 primarily due to lower contracted room rates, partially offset by continued room needs related to the Fort McMurray fires and lower costs due to a focus on cost containment and operational efficiencies.

Segment Results of Operations – Australian Segment

	Nine Months Ended September 30,
	2016	2015	Change
Revenues ($ in thousands)
Village revenue (1)	$80,694	$109,304	$(28,610)
Total revenues	80,694	109,304	(28,610)

Cost of sales ($ in thousands)	$39,092	$47,690	$(8,598)

Gross margin as a % of revenues	51.6%	56.4%	(4.8% )

Average available village rooms (2)	9,317	9,219	98

Rentable rooms for villages (3)	8,700	8,955	(255)

Average daily rate for villages (4)	$75	$76	$(1)

Occupancy in Villages (5)	45%	58%	(13% )

Australian dollar to U.S. dollar	$0.742	$0.763	$(0.021)

____________
(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Australian segment reported revenues in the nine months ended September 30, 2016 that were $28.6 million, or 26%, lower than the nine months ended September 30, 2015. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 3% in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 resulted in a $2.3 million year-over-year reduction in revenues. Excluding the impact of the weaker Australian exchange rates, the segment experienced a 24% decline in revenues due to lower occupancy levels in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily as a result of the continued slowdown in mining activity.

Our Australian segment cost of sales decreased $8.6 million, or 18%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was driven by lower occupancy levels as well as the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 52% in the nine months ended September 30, 2016 from 56% in the nine months ended September 30, 2015. This was primarily driven by reduced take or pay revenues on expired contracts and lower occupancy compared to the nine months ended September 30, 2015.

Segment Results of Operations – United States Segment

	Nine Months Ended September 30,
	2016		2015	Change

Revenues ($ in thousands)	$9,447		$32,902	$(23,455)

Cost of sales ($ in thousands)	$13,487		$29,663	$(16,176)

Gross margin as a % of revenues	(42.8%	)	9.8%	(52.6% )

Our United States segment reported revenues in the nine months ended September 30, 2016 that were $23.5 million, or 71%, lower than the nine months ended September 30, 2015. The reduction was primarily due to lower U.S. drilling activity in the Bakken, Rockies and Texas markets and decreased sales in our offshore business.

Our United States cost of sales decreased $16.2 million, or 55%, in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease was driven by overall lower activity levels.

Our United States segment gross margin as a percentage of revenues decreased from 10% in the nine months ended September 30, 2015 to (43%) in the nine months ended September 30, 2016, primarily due to overall lower activity levels, which were insufficient to cover the fixed cost structure of our United States segment.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages, purchasing or leasing land under our land banking strategy, and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been available cash, cash flow from operations and borrowings under our credit facility. The following table summarizes our consolidated liquidity position as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Lender commitments (1)	$350,000	$375,000
Reductions in availability (2)	(125,040)	(121,690)
Borrowings against revolver capacity	(49,258)	(52,020)
Outstanding letters of credit	(1,618)	(5,070)
Unused availability	174,084	196,220
Cash and cash equivalents	2,530	7,837
Total available liquidity	$176,614	$204,057

_______________
(1)

We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.8 million and A$1.3 million under this facility outstanding as of September 30, 2016 and December 31, 2015, respectively.

(2)

As of September 30, 2016 and December 31, 2015, $125.0 million and $121.7 million, respectively, of our borrowing capacity under our Amended Credit Facility could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in our Amended Credit Facility.

Cash totaling $48.8 million was provided by operations during the nine months ended September 30, 2016 compared to $174.9 million provided by operations during the nine months ended September 30, 2015. The decrease in operating cash flow in 2016 compared to 2015 was primarily due to lower revenue resulting from occupancy levels in lodges and villages. Net cash used in changes in operating assets and liabilities was $1.0 million during the nine months ended September 30, 2016 compared to net cash provided by changes in operating assets and liabilities of $78.0 million during the nine months ended September 30, 2015. The decrease was primarily the result of decreasing accounts receivable balances during the nine months ended September 30, 2015 as compared to increasing balances during the same period in 2016.

Cash was used in investing activities during the nine months ended September 30, 2016 in the amount of $11.5 million compared to cash used in investing activities during the nine months ended September 30, 2015 in the amount of $41.4 million. Capital expenditures totaled $15.2 million and $43.7 million during the nine months ended September 30, 2016 and 2015, respectively. Capital expenditures in the nine months ended September 30, 2016 consisted primarily of investments in an enterprise information system and maintenance. Capital expenditures in the nine months ended September 30, 2015 consisted principally of costs for the construction and installation of assets for our lodges primarily in support of Canadian oil sands projects.

We expect our capital expenditures for 2016 to be in the range of $20 million to $25 million, which excludes any expenditures for unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2016 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and borrowings under our Amended Credit Facility.

Net cash of $45.8 million was used in financing activities during the nine months ended September 30, 2016, primarily due to repayments of term loan borrowings of $37.1 million, net repayments of revolver borrowings of $6.6 million and debt issuance costs of $2.0 million. Net cash of $347.3 million was used in financing activities during the nine months ended September 30, 2015, primarily due to repayments of term loan borrowings of $725 million, which was offset by borrowings of term loans of $325 million and net revolver borrowings of $56.7 million.

The following table summarizes the changes in debt outstanding during the nine months ended September 30, 2016 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2015	$352,185	$--	$49,375	$401,560
Borrowings on revolving credit facilities	171,470	35,153	23,700	230,323
Repayments of revolving credit facilities	(193,201)	(24,638)	(19,100)	(236,939)
Repayments of term loans	(12,107)	--	(25,000)	(37,107)
Translation	20,293	216	--	20,509
Balance at September 30, 2016	$338,640	$10,731	$28,975	$378,346

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

We have filed a shelf registration statement with the SEC registering $300 million of common shares, preferred shares, debt securities and warrants.

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

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.50 to 1.0 (as of September 30, 2016). As noted above, the permitted level of the maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined in the Amended Credit Facility, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of September 30, 2016.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” contained in the Information Statement included in our 2015 Annual Report on Form 10-K. As of September 30, 2016, except for net repayments under our revolving credit facilities, there were no material changes to this disclosure regarding our contractual obligations made in our 2015 Annual Report on Form 10-K.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2016, we had $378.3 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increase by 1%, our consolidated interest expense would increase by approximately $3.8 million annually, based on our floating-rate debt obligations as of September 30, 2016.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.2 billion and A$0.5 billion, respectively, at September 30, 2016. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of September 30, 2016 would result in translation adjustments of approximately $18.0 million and $47.0 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CIVEO CORPORATION

Date: October 31, 2016	By	/s/ Frank C. Steininger
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