Form 10-K
period 2016-12-31
Civeo Corp
filed 2017-02-23
CIK 1590584

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was $191,390,114.

The Registrant had 131,166,157 common shares outstanding as of February 21, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2017 Annual General Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In addition, in certain places in this annual report on Form 10-K, we refer to reports published by third parties that purport to describe trends or developments in the energy industry. We do so for the convenience of our shareholders and in an effort to provide information available in the market that will assist our investors in a better understanding of the market environment in which we operate. However, we specifically disclaim any responsibility for the accuracy and completeness of such information and undertake no obligation to update such information.

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

In any forward-looking statement where we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking this into account, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

●	the level of supply and demand for oil, coal, natural gas, iron ore and other minerals;

●	the level of activity, spending and development in the Canadian oil sands;

●

failure by our customers to reach positive final investment decisions on, or otherwise not complete, projects with respect to which we have been awarded contracts to provide related accommodation, which may cause those customers to terminate or postpone the contracts;

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

●	global weather conditions and natural disasters;

●	our ability to hire and retain skilled personnel;

●	the availability and cost of capital;

●	the inability to realize expected benefits from our redomicile to Canada; and

●	other factors identified in Item 1A, "Risk Factors."

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

ITEM 1. Business

Available Information

We maintain a website with the address of www.civeo.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the Commission). The filings are also available through the Commission at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling 1-800-SEC-0330. Also, these filings are available on the Internet at www.sec.gov and free of charge upon written request to our corporate secretary at the address shown on the cover page of this Annual Report on Form 10-K.

Spin-Off

On May 30, 2014, Oil States International, Inc. (Oil States) spun-off its Accommodations Segment (Accommodations) into a standalone, publicly traded Delaware corporation (Civeo US). In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo US it held after the market closed on May 30, 2014 (the Spin-Off). In connection with the Spin-off, on May 28, 2014, we made a special cash distribution to Oil States of $750 million. Following the Spin-Off, Oil States retained no ownership interest in Civeo US, and each company now has separate public ownership, boards of directors and management.

Redomiciling to Canada

On July 17, 2015, we changed our place of incorporation from Delaware to British Columbia, Canada, and Civeo Corporation, a British Columbia, Canada limited company formerly named Civeo Canadian Holdings ULC (Civeo Canada), became the publicly traded parent company of the Civeo group of companies (the Redomicile Transaction). The Civeo Canada common shares are listed on the NYSE under the symbol “CVEO,” the same symbol under which the Civeo US common stock traded prior to the effective time of the Redomicile Transaction.

Our Company

We are one of the largest integrated providers of workforce accommodations, logistics and facility management services to the natural resource industry. We operate in some of the world’s most active oil, coal, natural gas and iron ore producing regions, including Canada, Australia and the U.S. We have established a leadership position in providing a fully integrated service offering to our customers, which include major and independent oil and natural gas companies, mining companies and oilfield and mining service companies. Our Company is built on the foundation of the following core values: Safety, Care, Excellence, Integrity and Collaborate.  We put the safety of our employees and guests above all other concerns.  We care about our people, guests, customers, communities and the environment and we deliver excellent service with passion and pride.  We act with integrity and collaborate with our people, communities, customers and partners.

Our Develop, Own and Operate model allows our customers to focus their efforts and resources on their core development and production operations.

Using our Develop, Own and Operate business model, we provide accommodations solutions that span the lifecycle of customer projects from the initial exploration and resource delineation to long-term production. Initially, as customers assess the resource potential and determine how they will develop it, they typically need accommodations for a limited number of employees for an uncertain duration of time. Our fleet of temporary accommodation assets is well-suited to support this initial exploratory stage as customers evaluate their development and construction plans. As development of the resource begins, we are able to serve their needs through either our open camp model or through our scalable lodge or village model. As projects grow and headcount needs increase, we are able to scale our facility size to meet our customers’ growing needs. By providing infrastructure early in the project lifecycle, we are well positioned to continue to service our customers throughout the production phase, which typically lasts decades.

The initial component of our Develop, Own and Operate business model is site selection and permitting. We believe there are benefits created by investing early in land in order to gain the strategic, early-mover advantage in an emerging region or resource play. Our business development team actively assesses regions of potential future customer demand and pursues land acquisition and permitting, a process we describe as “land banking.” We believe that having the first available accommodations solution in a new market allows us to win contracts from customers and gives us an early-mover advantage, as competitors may be less willing to invest in undeveloped land in the expectation of future demand without firm customer commitments. The strength of our land banked locations allowed us to secure contract growth in our most recent Canadian lodge location, McClelland Lake in the Canadian oil sands region and our Sitka Lodge in the British Columbia liquefied natural gas (LNG) market.

Our scalable modular facilities provide workforce accommodations where, in many cases, traditional accommodations and related infrastructure is not accessible, sufficient or cost effective. Our services help facilitate efficient development and production of natural resources found in areas without sufficient housing, infrastructure or local labor. We believe that many of the more recently discovered mineral deposits and hydrocarbon reservoirs are in remote locations. We support the development of these natural resources by providing lodging, catering and food services, housekeeping, recreation facilities, laundry services and facilities management, as well as water and wastewater treatment, power generation, communications and personnel logistics where required. Our accommodations services allow our customers to outsource their accommodations needs to a single supplier, maintaining employee welfare and satisfaction while focusing their investment on their core resource production efforts. Our primary focus is on providing accommodations to leading natural resource companies at our major properties, which we refer to as lodges in Canada and villages in Australia. We have nineteen lodges and villages in operation, with an aggregate of more than 24,000 rooms. Additionally, in the U.S. and Canada we have eight smaller open camp properties, as well as a fleet of mobile accommodation assets. We have long-standing relationships with many of our customers, many of whom are, or are affiliates of, large, investment-grade energy and mining companies.

Demand for our accommodations and related services is influenced by three primary factors: commodity prices, workforce requirements and competition. Current commodity prices, and our customers’ expectations for future commodity prices, influence customers’ spending on current productive assets, maintenance on current assets, expansion of existing assets and development of greenfield or new assets. In addition to commodity prices, different types of customer activity require varying workforce sizes, influencing the demand for accommodations. Also, competing locations and services will influence demand for our assets and services.

In the Canadian oil sands region, demand for our accommodations is influenced by oil prices. Spending on construction and the development of new projects has historically decreased as the outlook for oil prices decreases. However, spending on current operations and maintenance has historically reacted less quickly to changes in oil prices, as customers consider their cash operating costs, rather than overall full-cycle returns. Likewise, construction and expansion projects underway have also been less sensitive to commodity price decreases, as generally customers focus on completion and incremental costs. Natural gas prices also influence oil sands activity as an input cost; so as natural gas prices fall, a significant component of our customers’ operating costs fall as well.

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

In addition, proximity to customer activity and availability of customer-owned rooms influences occupancy. Typically, customers prefer to first utilize their own rooms on location, and if such customer-owned rooms are insufficient, customers prefer to avoid busing their workforces to housing more than 45 kilometers away.

A number of multinational energy companies believe there is a potential to export LNG from Canada to meet the increasing global demand, particularly in Asia, for LNG. Currently, Canada does not have any operational LNG export facilities. However, as of December 2016, there were 20 proposed LNG export facilities in British Columbia in various stages of feasibility assessment and project planning, although none have reached a final investment decision. We expect that LNG activity in Western Canada will be influenced by the global prices for LNG, which are largely tied to global oil prices, global supply/demand dynamics for LNG and wellhead prices for natural gas. Should our customers or potential customers decide to invest in these LNG projects, demand for accommodations over the next three years will be driven by (i) the construction of the LNG facilities on the coast of British Columbia and (ii) the construction of the related natural gas pipeline infrastructure across British Columbia. Facility construction will create demand for permanent lodge accommodations, while pipeline construction activity will drive demand for mobile fleet accommodations.

Our Australian villages support similar activities for the natural resources industry. Our customers are typically developing and producing metallurgical (met) coal and other mines which have resource lives that are measured in decades. As such, their spending levels tend to react similarly to commodity prices as those of our Canadian customers. Spending on producing assets is less sensitive to commodity price decreases in the short and medium term, assuming the projects remain cash flow positive. However, new construction projects and expansionary projects are typically cancelled or deferred during periods of lower met coal prices. During 2011 through 2013, roughly half of our occupancy was driven by construction or expansion activity, while the other half supported operation activities of resource production. Currently, our occupancy is primarily driven by production and operating activities. With the reduction in met coal prices from mid-year 2012 to mid-year 2016, much of the demand for rooms from new construction activity has ceased, and our current and expected occupancy is primarily driven by production and operational activity. Workforce requirements and competition in the Australian market are comparable to those in the Canadian market. New project construction activity typically requires larger workforces than day-to-day operations, where proximity and availability of customer-owned rooms influences the demand for workforce accommodations. The rise in met coal prices in the fourth quarter of 2016 and into early 2017 has improved market sentiment; however, this price improvement has yet to influence customer spending or spending outlooks. We expect that spot prices for met coal will need to be sustained at levels above $150/tonne for at least nine to twelve months before we see an impact on customer activity levels, and therefore, the demand for accommodations.

Our U.S. operations are primarily tied to activity in the U.S. shale formations in the Bakken, the Rockies and West Texas. Given the shorter investment horizon and decision cycle of our U.S. customers, typically on a well-by-well basis, U.S. customers’ spending activities typically react more quickly to changes in oil and natural gas prices. These spending dynamics were clearly demonstrated over the past three years. With oil prices near $100 per barrel from 2012 to late 2014, drilling and completion activity levels grew. However, as oil prices fell beginning in August 2014 and remained at relatively low levels throughout 2015 and most of 2016, activity in the U.S. reacted swiftly, with the U.S. rig count falling over 50% in six months from its peak in the third quarter of 2014. Unlike the Canadian and Australian markets, headcount requirements for drilling and completion activity are fairly uniform in the U.S. market. Given the U.S. market for accommodations is primarily supported by mobile camp assets, competition is primarily driven by the availability of assets and price.

For the years ended December 31, 2016, 2015 and 2014, we generated $397.2 million, $518.0 million and $942.9 million in revenues and $95.8 million, $145.0 million and $142.9 million in operating loss, respectively. The majority of our operations, assets and income are derived from lodge and village facilities that have historically been contracted by our customers on a take-or-pay basis for periods ranging from several months to several years. These facilities generate more than 75% of our revenue. Important performance metrics include average available rooms, average rentable rooms, revenue related to our major properties, occupancy and average daily rate (in local currency). “Mobile and Open Camp Revenue,” shown below, consists of our revenue related to our open camp facilities and mobile camps, as well as third party sales related to our manufacturing division. The table below summarizes these key statistics for the periods presented in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014
	(In millions, except for room counts and average daily rate)
Lodge/Village Revenue (1)
Canada	$238.2	$267.5	$497.2
Australia	106.8	136.0	213.3
Total Lodge/Village Revenue	$345.0	$403.5	$710.5

Mobile and Open Camp Revenue
Canada	$40.2	$76.8	$164.2
Australia	—	—	—
United States	12.0	37.7	68.2
Total Mobile and Open Camp Revenue	$52.2	$114.5	$232.4
Total Revenue	$397.2	$518.0	$942.9

Average Available Lodge/Village Rooms (2)
Canada	14,653	13,435	12,557
Australia	9,335	9,180	9,271
Total Lodge/Village Rooms	23,988	22,615	21,828

Rentable Rooms for Lodges and Villages (3)
Canada	9,979	10,054	11,007
Australia	8,679	8,862	9,079
Total Rentable Rooms for Lodges and Villages	18,658	18,916	20,086

Average Daily Rates for Lodges and Villages (4)
Canada	$104	$121	$146
Australia	76	74	94
Total Average Daily Rates for Lodges and Villages	$94	$100	$125

Occupancy in Lodges and Villages (5)
Canada	63%	60%	85%
Australia	44%	56%	68%
Total Occupancy in Lodges and Villages	54%	58%	78%

Average Exchange Rate
Canadian dollar to U.S. dollar	$0.7551	$0.7832	$0.9056
Australian dollar to U.S. dollar	0.7439	0.7523	0.9025

__________

(1)	Includes revenue related to rooms, as well as the fees associated with catering, laundry and other services, including facilities management.

(2)	Average available rooms includes rooms that are utilized for our personnel.

(3)	Rentable rooms excludes rooms that are utilized for our personnel and out of service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our History

Our Canadian operations, founded in 1977, began by providing modular rental housing to energy customers, primarily supporting drilling rig crews. Over the next decade, the business acquired a catering operation and a manufacturing facility, enabling it to provide a more integrated service offering. Through our experience with Syncrude’s Mildred Lake Village, a 2,100 bed facility that we built and sold to Syncrude in 1990 and operated and managed for them for nearly 20 years, we recognized a need for a premium, and more permanent, solution for workforce accommodations in the Canadian oil sands region. Pursuing this strategy, we opened PTI Lodge in 1998, one of the first independent lodging facilities in the region.

With an integrated business model, we are able to identify, solve and implement solutions and services that enhance the guests’ accommodations experience and reduce the customer’s total cost of housing a workforce in a remote operating location. Through our experiences and integrated model, our accommodation services have evolved to include fitness centers, water and wastewater treatment, laundry service and many other advancements. As our experience in the region grew, we were the first to introduce to the Canadian oil sands market suite-style accommodations for middle and upper level management working in the oil sands region, with our Beaver River Executive Lodge in 2005. Since then, we have continued to innovate our service offering to meet our customers’ growing and evolving needs. From that entrepreneurial beginning, we have developed into Canada’s largest third-party provider of accommodations in the oil sands region.

Today, in addition to providing accommodations services, we endeavor to support customers’ logistical efforts in managing the movement of large numbers of personnel efficiently. At our Wapasu Creek location, we have introduced services that improve efficiencies for customers in transporting personnel to mine sites on a daily basis, as well as in rotating personnel when crews change.

During 2015, we entered the Canadian LNG market with our latest lodge location, Sitka Lodge. Most of the Sitka Lodge’s 436 rooms are currently under contract through September 2017 to LNG Canada (LNGC), a large LNG export project proposed by a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc (50 percent), and affiliates of PetroChina (20 percent), Korea Gas Corporation (15 percent) and Mitsubishi Corporation (15 percent). In addition, in May 2016, we were awarded a contract with LNGC to construct a 4,500 person workforce accommodation center (Cedar Valley Lodge) for a proposed liquefaction and export facility in Kitimat, British Columbia. Construction of Cedar Valley Lodge will not commence until LNGC’s joint venture participants have made a positive final investment decision (FID). The FID was originally planned for the end of 2016. However, this decision has been delayed until a future time that has not yet been determined. We are currently in discussions with LNGC to extend this contract until a positive FID is made. Should the project ultimately move forward, British Columbia LNG activity could become a material driver of future activity for our Sitka Lodge, as well as for our mobile fleet assets which are well suited for the related pipeline construction activity. However, should the project, and other potential projects in the area, not move forward, the resulting impact may negatively affect our future results of operations and our existing long-lived assets in Canada, including our Sitka Lodge, and may require us to record further material impairment charges equal to the excess of the carrying value of these assets over fair value. With the delay in the FID, we currently expect that LNGC will continue to utilize rooms at our Sitka Lodge at least through September 2017 in accordance with the terms of our contract. There can be no assurance that LNGC’s joint venture participants will reach a positive FID or that our contracts with LNGC will be extended.

With the acquisition of our Australian business in December 2010, we began to support the Australian natural resources industry through villages located in Queensland, New South Wales and Western Australia. Like Canada, our Australian business has a long-history of accommodating customers in remote regions, beginning with its initial Moranbah Village in 1996, and has grown to become Australia’s largest integrated provider of accommodations services for people working in remote locations.  Our Australian business was the first to introduce resort-style accommodations to the mining sector, adding landscaping, outdoor kitchens, pools, fitness centers and, in some cases, taverns. In all our operating regions, our business is built on a culture of continual service improvement to enhance the guest experience and reduce customer remote housing costs.

We take an active role in minimizing the environmental impact of our operations through a number of sustainable initiatives. Our off-site building manufacturing process in Canada allows us to minimize waste that arises from the construction process. We also have a focus on water conservation and utilize alternative water supply options such as recycling and rainwater collection and use. By building infrastructure such as waste-water treatment and water treatment facilities to recycle grey and black water on some of our sites, we are able to gain cost efficiencies as well as reduce the use of trucks related to water and wastewater hauling, which in turn, reduces our carbon footprint. In our Australian villages, we utilize passive-solar-design principles and smart-switching systems to reduce the need for electricity related to heating and cooling.

Our Industry

We provide services for the oil and gas and mining industries. Our scalable modular facilities provide long-term and temporary work force accommodations where traditional accommodations and related infrastructure often are not accessible, sufficient or cost effective.  Once facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and personnel logistics. Demand for our services is cyclical and substantially dependent upon activity levels, particularly our customers’ willingness to spend capital on the exploration for, development and production of oil, coal, natural gas and other resource reserves.  Our customers’ spending plans generally are based on their view of commodity supply and demand dynamics, as well as the outlook for near-term and long-term commodity prices.  As a result, the demand for our services is highly sensitive to current and expected commodity prices.

We serve multiple projects and multiple customers at most of our sites, which allows those customers to share some of the costs associated with their peak construction accommodations needs. Our facilities provide customers with cost efficiencies as they are able to share the costs of accommodations related infrastructure (power, water, sewer and IT) and central dining and recreation facilities with other customers operating projects in the same vicinity.

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

Civeo is one of the few accommodations providers that service the entire value chain from site identification to long-term facility management. We believe that our existing industry divides accommodations into three primary types: lodges and villages, open camps and mobile assets. Civeo is principally focused on lodges and villages. Lodges and villages typically contain a larger number of rooms and require more time and capital to develop. These facilities typically have dining areas, meeting rooms, recreational facilities, pubs and landscaped grounds where weather permits. Lodges and villages are generally built supported by multi-year, take-or-pay contracts. These facilities are designed to serve the long-term needs of customers in constructing and operating their resource developments. Open camps are usually smaller in number of rooms and typically serve customers on a spot or short-term basis. They are “open” for any customer who needs lodging services. Finally, mobile camps are designed to follow customers’ activities and can be deployed rapidly to scale. They are often used to support conventional and in-situ drilling crews, as well as pipeline and seismic crews, and are contracted on a project-by-project, well-by-well or short-term basis. Oftentimes, customers will initially require mobile accommodations as they evaluate or initially develop a field or mine. Open camps may best serve smaller operations or the needs of customers as they expand in a region. These open camps can also serve as an initial, small foothold in a region until the demand for a full-scale lodge or village is required.

The accommodations market is segmented into competitors that serve components of the overall value chain, but has very few integrated providers. We estimate that customer-owned rooms represent over 50% of the market. Engineering firms such as Bechtel, Fluor and ColtAmec often design accommodations facilities. Many public and private firms, such as ATCO Structures & Logistics Ltd. (ATCO), WesternOne Inc.’s modular building division (Britco), Horizon North Logistics Inc. (Horizon North), Alta-Fab Structures Ltd. (Alta-Fab) and Northgate Industries Ltd. (Northgate) will build the modular accommodations for sale. Horizon North, Black Diamond Group Limited (Black Diamond), ATCO, Royal Camp Services Ltd. and Algeco Scotsman will primarily own and lease the units to customers and in some cases provide facility management services, usually on a shorter-term basis with a more limited number of rooms, similar to our open camp and mobile fleet business. Facility service companies, such as Aramark Corporation (Aramark), Sodexo Inc. (Sodexo) or Compass Group PLC (Compass Group), typically do not invest in and own the accommodations assets, but will manage third-party or customer-owned facilities. We believe the integrated model provides value to our customers by reducing project timing and counterparty risks. In addition, with our holistic approach to accommodations, we are able to identify efficiency opportunities for the customers and execute them. With our focus on large-scale lodges and villages, our business model is most similar to a developer of multi-family properties, such as Camden Property Trust or Post Properties, or a developer of lodging properties who is also an owner operator, such as Hyatt Hotels Corporation or Marriott International, Inc.

Canada

Overview

During the year ended December 31, 2016, we generated approximately 70% of our revenue from our Canadian operations.  We are Canada’s largest integrated provider of accommodations services for people working in remote locations.  We provide our accommodation services through lodges, open camps and mobile assets. Our accommodations support workforces in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications, as well as disaster relief efforts.

Canadian Market

Demand for our oil sands accommodations is primarily influenced by the longer-term outlook for crude oil prices rather than current energy prices, given the multi-year production phase of Canadian oil sands projects and the costs associated with development of such large scale projects.  Utilization of our existing Canadian capacity and our future expansions will largely depend on continued oil sands spending related to existing production efforts, maintenance thereon and potential future expansion of existing projects.

The Athabasca oil sands are located in northern Alberta, an area that is very remote, with a limited local labor supply. Of Canada’s 36.3 million residents, nearly half of the population lives in ten cities, only approximately 10% of the population lives in Alberta and less than 1% of the population lives within 100 kilometers of the oil sands. The local municipalities, of which Fort McMurray is the largest, have grown rapidly over the last decade, stressing their infrastructures and challenging them to respond to large-scale changes in demand. As such, the workforce accommodations market provides a cost effective solution to the problem of staffing large oil sands projects by sourcing labor largely throughout Canada to work on a rotational basis.

A number of multinational energy companies believe there is the potential to export LNG from Canada to meet the increasing global demand, particularly in Asia, for LNG. Currently, Canada does not have any operational LNG export facilities. However, as of December 2016, there were 20 proposed LNG export facilities in British Columbia in various stages of feasibility assessment and project planning, although none have reached a final investment decision. We expect that LNG activity in Western Canada will be influenced by the global prices for LNG, which are largely tied to global oil prices, as well as wellhead prices for natural gas. Should our customers or potential customers decide to invest in these LNG projects, demand for accommodations over the next three years will be driven by (i) the construction of the LNG facilities on the coast of British Columbia and (ii) the construction of the related pipeline infrastructure across British Columbia. Facility construction will create demand for permanent lodge accommodations, while pipeline construction activity will drive demand for temporary mobile workforce accommodations. As noted above, the FID for LNGC’s proposed LNG export facility, which was originally planned for the end of 2016, has been delayed until a future time that has not yet been determined. However, should the project, and other potential projects in the area, not move forward, the resulting impact may negatively affect our future results of operations and our existing long-lived assets in Canada, including our Sitka Lodge, and may require us to record further material impairment charges equal to the excess of the carrying value of these assets over fair value.

Canadian Oil Sands Lodges

During the year ended December 31, 2016, activity in the Athabasca oil sands region generated over 75% of our Canadian revenue. The oil sands region of northern Alberta, Canada continues to represent one of the world’s largest reserves for heavy oil. Our McClelland Lake, Wapasu, Athabasca, Henday and Beaver River Lodges are focused on the northern region of the Athabasca oil sands, where customers primarily utilize surface mining to extract the bitumen, or oil sands. Oil sands mining operations are characterized by large capital requirements, large reserves, large personnel requirements, very low exploration or reserve risk and relatively lower cash operating costs per barrel of bitumen produced. Our Conklin and Anzac lodges, as well as a portion of our mobile fleet of assets, are focused in the southern portion of the region where we primarily serve in situ operations and pipeline expansion activity. In situ methods are used on reserves that are too deep for traditional mining methods. In situ technology typically injects steam to the deep oil sands in place to separate the bitumen from the sand and pumps it to the surface where it undergoes the same upgrading treatment as the mined bitumen. Reserves requiring in situ techniques of extraction represent 80% of the established recoverable reserves in Alberta. In situ operations generally require less capital and personnel and produce lower volumes of bitumen per development, with higher ongoing operating expense per barrel of bitumen produced.

We opened our McClelland Lake Lodge in the summer of 2014 at an initial capacity of 1,561 rooms and reached our full initial capacity of 1,997 rooms in the first quarter of 2015. McClelland Lake Lodge currently supports a new oil sands mining project in the region under a three-year contract for the majority of the rentable rooms. During the third quarter of 2015, we also redeveloped our Mariana Lake location and reclassified the location as an oil sands lodge. The Mariana Lake Lodge has 686 rooms and is focused on the southern portion of the region.

Our oil sands lodges support construction and operating personnel for maintenance and expansionary projects, as well as ongoing operations associated with surface mining and in situ oil sands projects, generally under short and medium-term contracts.   All of our oil sands lodge properties are located on land, with leases obtained from the province of Alberta with initial terms of ten years. Our leases have expiration dates that range from 2017 to 2026. Currently, only 11% of our Canadian lodge rooms are on land with leases expiring prior to December 31, 2017. In recent years, we have successfully renewed or extended all expiring land leases, with the exception of one lease on private land in 2014, and expect we will be able to in the future. We provide a full service hospitality function at our lodges, including reservation management, check in and check out, catering, housekeeping and facilities management. Our lodge guests receive the amenity level of a full-service hotel plus three meals a day.  During 2016, we added 564 rooms (net of retirements) to our major oil sands lodges.  Our Wapasu Creek Lodge is equivalent in size to the largest hotels in North America.

During the year ended December 31, 2016, over 75% of our Canadian revenue was generated by our eight major lodges. We provide our lodge services on a day rate or monthly rental basis and our customers typically commit for short to medium-term contracts (from several months up to several years). Customers make a minimum nightly or monthly room commitment for the term of the contract, and the multi-year contracts typically provide for inflationary escalations in rates for increased food, labor and utilities costs.

Canadian LNG Lodge

During the fourth quarter of 2015, in Kitimat, British Columbia, we built 436 rooms during the initial development of our Sitka Lodge. Most of these rooms are currently under contract through September 2017 to LNG Canada, a large LNG export project proposed by a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc (50 percent), and affiliates of PetroChina (20 percent), Korea Gas Corporation (15 percent) and Mitsubishi Corporation (15 percent). The initial phase of this location features catering services and recreational facilities and the ability to expand should demand for rooms in the region warrant.

In addition, we were awarded a contract with LNGC to construct a 4,500 person workforce accommodation center (Cedar Valley Lodge) for a proposed liquefaction and export facility in Kitimat, British Columbia. Construction of Cedar Valley Lodge will not commence until LNGC’s joint venture participants have reached positive FID. The FID was originally planned for the end of 2016; however, this decision has been delayed until a future time that has not yet been determined. We are currently in discussions with LNGC to extend this contract until a positive FID is made. With the delay in the FID, we currently expect that LNGC will continue to utilize rooms at our Sitka Lodge through September 2017 in accordance with the terms of our contract. However, this contract may be extended to a new FID date based upon our current discussions with LNGC. There can be no assurance that LNGC’s joint venture participants will reach a positive FID or that our contracts with LNGC will be extended.

Canadian Lodge Locations

Rooms in our Canadian Lodges

			As of December 31,
Lodges	Region	Extraction Technique	2016	2015	2014

Wapasu	N. Athabasca	mining	5,246	5,174	5,174
Athabasca	N. Athabasca	mining	2,005	2,005	2,005
McClelland Lake	N. Athabasca	mining	1,997	1,997	1,888
Henday (1)	N. Athabasca	mining/in situ	1,698	1,698	1,698
Beaver River	N. Athabasca	mining	1,094	1,094	1,094
Conklin	S. Athabasca	mining/in situ	1,032	700	700
Anzac	S. Athabasca	in situ	526	526	526
Mariana Lake (2)	S. Athabasca	mining	686	526	---
Subtotal – Oil Sands			14,284	13,720	13,085
Sitka Lodge	Kitimat, BC	LNG	436	436	---
Total Rooms			14,720	14,156	13,085

__________

(1)     Currently closed due to low activity level in the region.

(2)     During the third quarter of 2015, we redeveloped our Mariana Lake location and reclassified the location as an oil sands lodge.

Open Camps

In addition to our lodges, we have six open camps in Alberta, British Columbia, Saskatchewan and Manitoba. The major differentiator between lodges and open camps is the size of the facility. Open camps are generally smaller facilities that provide a level of amenity similar to that of one of our larger lodges, including quality accommodation and food services, satellite television, fitness facilities and on-site laundry. We own the land where all of our open camp assets are located, with the exception of Geetla Lodge, which is on leased land. In early 2015, we renewed our Mariana Lake Lodge lease for a term through 2025, and this location was reclassified as an oil sands lodge in the third quarter of 2015. In March 2015, we vacated the Redvers Lodge lease due to the negative outlook for future occupancy. Open camps are typically utilized for exploratory, seasonal or short-term projects. Therefore, customer commitments for open camps tend to be shorter in initial duration (six to 18 months). Open camps may be operational for 12 months or several years or transition into lodges depending on customer demand. Over time, room counts may fluctuate up or down depending on demand in the region. If the demand in a region decreases, open camp assets can be relocated to areas of greater activity. We provide accommodation services at our open camps on a day rate basis. Open camp revenue comprises a portion of “Other Revenue” in our Canadian segment.

Our Alberta open camps service the Athabasca and Peace River oil sands, as well as conventional and shale play oil and gas developments and infrastructure expansions. Geetla Lodge services the Horn River Basin in British Columbia.

Rooms in our Canadian Open Camps

		As of December 31,
Open Camps	Province	2016	2015	2014

Mariana Lake (1)	Alberta	---	---	435
Boundary (2)	Saskatchewan	346	346	346
Antler River (2)	Manitoba	254	254	212
Red Earth	Alberta	114	114	114
Redvers	Saskatchewan	---	---	102
Geetla (2)	British Columbia	81	81	81
Pebble Beach (2)	Alberta	436	436	224
Christina Lake (3)	Alberta	35	35	35
Total Rooms		1,266	1,266	1,549

______________

(1)	During the third quarter of 2015, we redeveloped our Mariana Lake location and reclassified the location as an oil sands lodge.
(2)	Currently closed due to low activity level in the region.
(3)	Currently included in assets held for sale.

Canadian Mobile Camps

Our mobile camps consists of modular, skid-mounted accommodations and central facilities that can be quickly configured to serve a multitude of short to medium-term accommodation needs. The dormitory, kitchen and ancillary assets can be rapidly mobilized and demobilized and are scalable to support 200 to 800 people in a single location. In addition to asset rental, we provide catering and housekeeping, as well as camp management services, including fresh water and sewage hauling services. Our mobile camps service the traditional oil and gas sector in Alberta and British Columbia and in situ oil sands drilling and development operations in Alberta, as well as pipeline construction crews throughout Western Canada. The assets have also been used in the past in disaster relief efforts, the 2010 Vancouver Winter Olympic Games and a variety of other non-energy related projects.

Our mobile camp assets are rented on a per unit basis based on the number of days that a customer utilizes the asset. In cases where we provide catering or ancillary services, the contract can provide for per unit pricing or cost-plus pricing. Customers are also typically responsible for mobilization and demobilization costs. Our focus on ancillary service contracts has allowed us to successfully pursue catering only opportunities. Due to the business nature of servicing client-owned facilities, this business easily fits into our overall business. Aside from the traditional workforce accommodations, we are expanding our target markets to areas such as institutional, educational and entertainment facilities. Mobile camp revenue comprises a portion of “Other Revenue” in our Canadian segment.

Australia

Overview

During the year ended December 31, 2016, we generated 27% of our revenue from our Australian operations.  As of December 31, 2016, we had 9,386 rooms across ten villages, of which 7,392 rooms service the Bowen Basin region of Queensland, one of the premier metallurgical (met) coal basins in the world. We provide accommodation services on a day rate basis to mining and related service companies (including construction contractors), typically under medium-term contracts (three to five years) with minimum nightly room commitments. During 2016, we added 90 rooms to our Karratha village in the Pilbara region of Western Australia.

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

Since 1996, our Australian business has sought to change the insourcing business model through its integrated service offering, allowing customers to outsource their accommodations needs and focus their investments on resource production operations. Our Australian accommodations villages are strategically located in proximity to long-lived, low-cost mines operated by large mining companies.  The current activities of our Australian segment are primarily related to supplying accommodations in support of met coal mining in the Bowen Basin region of Queensland.

During the year ended December 31, 2016, our five villages in the Bowen Basin of central Queensland generated 83% of our Australian revenue. The Bowen Basin contains one of the largest coal deposits in Australia and is renowned for its premium met coal. Met coal is used in the steel making process and demand has largely been driven by global demand for steel finished goods and steel construction materials. In recent years, growth in construction demand for steel products in emerging economies, particularly China, has slowed significantly, negatively impacting demand for the commodity. Australia is the largest exporter of met coal in the world, in addition to being in close proximity to the largest steel producing countries in the world. Our villages are focused on the mines in the central portion of the basin and are well positioned for the active mines in the region.

Beyond the Bowen Basin, we serve several emerging markets with four additional villages. At the end of 2016, we had two villages with over 1,000 combined rooms in the Gunnedah Basin, an emerging thermal and met coal as well as coal seam gas region of New South Wales. In Western Australia, we serve workforces related to iron ore port expansions and LNG facilities operations on the Northwest Shelf through our Karratha village.

Australian Village Locations

Rooms in our Australian Villages

			As of December 31,
Villages	Resource Basin	Commodity	2016	2015	2014

Coppabella	Bowen	met coal	3,048	3,048	3,048
Dysart	Bowen	met coal	1,798	1,798	1,798
Moranbah	Bowen	met coal	1,240	1,240	1,240
Middlemount	Bowen	met coal	816	816	816
Boggabri	Gunnedah	met/thermal coal	662	662	662
Narrabri	Gunnedah	met/thermal coal	502	502	502
Nebo	Bowen	met coal	490	490	490
Calliope (1)	---	LNG	300	300	300
Kambalda	Goldfields	Gold, lithium	232	232	232
Karratha	Pilbara	LNG, iron ore	298	208	208
Total Rooms			9,386	9,296	9,296

____________

(1)   Currently closed due to low activity level in the region.

Our Australian segment operated ten villages with 9,386 rooms as of December 31, 2016 and has a significant development portfolio in Australia.  Our Australian business provides accommodation services to mining and related service companies under short- and medium-term contracts.  Our Australian accommodations villages are strategically located near long-lived, low-cost mines operated by large mining companies.   Our growth plan for this part of our business continues to include the expansion of these properties where we believe there is durable long-term demand.

Our Coppabella, Dysart, Moranbah, Middlemount and Nebo villages are located in the Bowen Basin. Coppabella, at over 3,000 rooms, is our largest village and provides accommodation to a variety of customers. Each of these villages supports both operational workforce needs and contractor needs with resort style amenities, including swimming pools, gyms, a walking track and a tavern. Our Nebo, Dysart, Moranbah and Middlemount Villages have a long history of providing service in the region.

Our Narrabri and Boggabri villages in New South Wales service met and thermal coal mines and coal seam gas in the Gunnedah Basin. Karratha village, in Western Australia, services workforces related to iron ore port expansions and LNG facilities operations on the Northwest Shelf. Our Kambalda village supports gold and lithium mining in southern Western Australia.

U.S.

Overview

During the year ended December 31, 2016, our U.S. business generated 3% of our revenue. Our U.S. business has operational exposure to the Rocky Mountain corridor, the Bakken Shale region, the Permian Basin region of Texas and offshore locations in the Gulf of Mexico. The business provides open camp facilities and highly mobile smaller camps that follow drilling rigs and completion crews as well as accommodations, office and storage modules that are placed on offshore drilling rigs and production platforms.

U.S. Market

Onshore oil and natural gas development has historically been supported by local workforces traveling short to moderate distances to the worksites. With the development of substantial resources in regions such as the Bakken, Rockies and Permian Basin, labor demand has exceeded the local labor supply and accommodations infrastructure to support the demand. Consequently, demand for remote, scalable accommodations has developed in the U.S. over the past five years. Demand for accommodations in the U.S. has historically been tied to the level of oil and natural gas exploration and production activity, which is primarily driven by oil and natural gas prices. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices.

U.S. Locations

U.S. Mobile Camps

Our business in the U.S. consists primarily of mobile camp assets, both in the lower 48 states, including the Rocky Mountain corridor, the Bakken Shale region, the Permian Basin region of Texas and in the Gulf of Mexico. We provide a variety of sizes and configurations to meet the needs of drilling contractors, completion companies, infrastructure construction projects and offshore drilling and completion activity. We provide quality catering and housekeeping services as well.

Our mobile fleet is rented on a per unit basis based on the number of days that a customer utilizes the asset. In cases where we provide catering or ancillary services, the contract can provide for per unit pricing or cost-plus pricing. Customers are also typically responsible for mobilization and demobilization costs.

Open Camps

		As of December 31,
	State	2016	2015	2014

West Permian	TX	310	310	310
Three Rivers (1)	TX	---	274	274
Killdeer	ND	235	235	235
Stanley House (2)	ND	---	157	157
Total Rooms		545	976	976

____________
(1)	Sold in January 2016.
(2)	Closed in March 2016.

We had two open camps in the U.S. comprised of 545 rooms as of December 31, 2016. We sold our Three Rivers location in January 2016 and closed the Stanley House location in March 2016. Our Killdeer Lodge, which we opened in October 2013, provides accommodations support to the Bakken Shale region in North Dakota. Our West Permian Lodge supports the Permian Basin in West Texas.

Modular Construction and Manufacturing

As part of our integrated business model in Canada, we utilize a flexible modular construction and manufacturing strategy that combines internal manufacturing capabilities and outsourced manufacturing partners to allow us to respond quickly to changing customer needs and timing.  As of December 31, 2016, we own one modular construction and manufacturing plant near Edmonton, Alberta, Canada. Our U.S. modular construction facility in Johnstown, Colorado was closed during the first quarter of 2015 and sold in the fourth quarter of 2015. In Australia, accommodation rooms are sourced from third-party manufacturers.  Our Canadian facility specializes in the design, engineering, production, transportation and installation of a variety of modular buildings, predominately for our own use.  In Canada, we have a staff of engineers and architects who have designed and delivered large and small projects. We are capable of taking highly replicable and well-designed manufactured buildings and our expertise in site layout, combined with site-built components including landscaping, recreational facilities and certain common facilities, to create a comfortable community within a community. We design accommodations facilities to suit the climate, terrain and population of a specific project site.

While we have traditionally focused our manufacturing efforts on our internal needs, from time to time we sell units to third parties. Revenues from the sale of accommodation units to third parties has been a small portion of our revenue and is included in “Other Revenue” in our Canadian and U.S. segments. We have not historically sold units to third parties in Australia.

Community Relations

Partnering with local and indigenous communities is part of our long term strategy. In our Canadian operations, we have worked in close collaboration with local indigenous communities to develop mutually beneficial, long-term partnerships focused on employment, training, business development and community investments.  For over a decade, our Canadian operations have supported Buffalo Metis Catering, a partnership with three Metis communities in the Regional Municipality of Wood Buffalo, to provide catering and housekeeping at three of our lodges.  This partnership was expanded under a similar agreement to provide catering and housekeeping services at our McClelland Lake Lodge.  Our efforts in the indigenous relations area were recognized in 2011 and 2012 through Alberta Chamber of Commerce industry awards of recognition for excellence in indigenous relations business practices.  During the past year, Civeo has entered into partnership arrangements with three additional First Nations.  Beyond revenue sharing, these new arrangements provide employment, training and ancillary business opportunities for First Nations owned businesses.  In 2016, we were awarded a silver level PAR Certification by the Canada Council for Aboriginal Business.

In Australia, our community relations program also aims to build and maintain a positive social license to operate in regional communities by delivering consultation and engagement from project inception, through development, construction and operations. This is a major advantage for our business model, as it facilitates consistent communication, engenders trust and builds relationships to last throughout the resource lifecycle. There is an emphasis on developing partnerships that create a long-term sustainable outcome to address specific community needs. To that end, we partner with local municipalities to improve and expand municipal infrastructure. These improvements provide necessary infrastructure, allowing the local communities an opportunity to expand and improve.

Customers and Competitors

Our customers primarily operate in oil sands mining and development, drilling, exploration and extraction of oil and natural gas and coal and other extractive industries. To a lesser extent, we also support other activities, including pipeline construction, forestry, humanitarian aid and disaster relief, and support for military operations.  Our largest customers in 2016 were Imperial Oil Limited (a company controlled by ExxonMobil Corporation) and Fort Hills Energy LP (a partnership between Suncor Energy Inc., Total E&P Canada Ltd and Teck Resources Limited), who each accounted for more than 10% of our 2016 revenues.

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

Our primary competitors in Australia for our village accommodations are Ausco Modular (a subsidiary of Algeco Scotsman) and Fleetwood Corporation.  We also compete against Aramark, Sodexo and Compass Group for facility management services.

In the U.S., we primarily offer our open camp and mobile camps accommodations and compete against Stallion Oilfield Holdings, Inc., Target Logistics Management LLC (a subsidiary of Algeco Scotsman Global S.a.r.l.), HB Rentals (a subsidiary of Superior Energy Services) and Black Diamond.

Historically, many customers have invested in their own accommodations.  We estimate that our existing and potential customers own approximately 50% of the rooms available in the Canadian oil sands and 50% of the rooms in the Australian coal mining regions.

Our Lodge and Village Contracts

During the year ended December 31, 2016, revenues from our lodges and villages represented over 75% of our consolidated revenues. Our customers typically contract for accommodations services under take-or-pay contracts with terms that most often range from several months to three years. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for services, including meals, utilities and maintenance for workers staying in the lodges and villages. In multi-year contracts, our rates typically have annual contractual escalation provisions to cover expected increases in labor and consumables costs over the contract term. Over the term of the contract, the customer commits to a minimum number of rooms over a determined period. In some contracts, customers have a contractual right to terminate rooms, for reasons other than a breach, in exchange for a termination fee. As of December 31, 2016, we had commitments for 27% of our rentable rooms for 2017 and 18% of our rentable rooms for 2018, respectively.

As of December 31, 2016, we had 6,651 rooms under contract, or 39% of our rentable rooms, respectively. The table below details the expiration of those contracts:

Contracted Room Expiration
2017	3,624
2018	934
2019	—
2020	260
2021	116
Thereafter	1,717
Total	6,651

The contracts expire throughout the year, and for many of the near-term expirations, we are in the process of negotiating extensions or new commitments. We cannot assure that we can renew existing contracts or obtain new business on the same or better terms, if at all.

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

Employees

As of December 31, 2016, we had approximately 1,400 full-time employees on a consolidated basis, 72% of whom are located in Canada, 21% of whom are located in Australia and 7% of whom are located in the U.S.  We were party to collective bargaining agreements covering approximately 700 employees located in Canada and 120 employees located in Australia as of December 31, 2016.

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

Canadian Environmental Regulations

In Canada the federal, provincial and local governments have jurisdiction to regulate environmental matters. We or our customers may be subject to environmental regulations imposed by these three levels of government. The following addresses updates to Canadian environmental regulations in 2016 that may affect us or our customers.

Air Quality Management

The Government of Alberta (Alberta) and the Government of Canada (Canada) each have frameworks for air quality management that may affect us and our customers.

In June 2016, Canada announced the Multi-Sector Air Pollutants Regulations as part of the implementation of the Air Quality Management System (AQMS) under the Canadian Council of Ministers of the Environment. The Multi-Sector Air Pollutants Regulations impose mandatory air emissions standards for industry. The proposed standards limit the amount of:

(i)	nitrogen oxides (NOX) emitted from modern (new) and pre-existing (existing), gaseous-fuel-fired non-utility boilers and heaters used in many industrial facilities;
(ii)	NOX emitted from modern and pre-existing stationary spark-ignition gaseous-fuel-fired engines used by many industrial facilities; and
(iii)	NOX and sulphur dioxide (SO2) emitted from cement kilns.

These regulations may impact emission performance standards for compressors and boilers used by our customers in conventional and steam assisted gravity operations in the oil sands and may affect our customers’ operations.

In addition to federal requirements, emissions from facilities in Alberta are subject to provincial regulation. On March 22, 2016, the Alberta Energy Regulator (AER), which is responsible for regulating upstream oil and gas activity in the province, published Directive 60 which requires operators to eliminate or reduce flaring associated with a wide variety of energy development activities and operations. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

Climate Change Regulation

Scientific studies have suggested that emissions of greenhouse gases (GHG), including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climatic changes.  On January 29, 2010, Canada affirmed its desire to be associated with the Copenhagen Accord that was negotiated in December 2009 as part of the international meetings on climate change regulation in Copenhagen.  The Copenhagen Accord, which is not legally binding, allows countries to commit to specific efforts to reduce GHG emissions, although how and when the commitments may be converted into binding emission reduction obligations, if ever, is currently uncertain.  Pursuant to the Copenhagen Accord process, Canada has indicated an economy-wide GHG emissions target that equates to a 17 percent reduction from 2005 levels by 2020, and the former Canadian conservative federal government indicated an objective of reducing overall Canadian GHG emissions by 60 percent to 70 percent from 2006 levels by 2050.  However, with current climate change measures in place, Canada’s GHG emissions are forecast to be almost exactly at 2005 levels by 2020 and federal regulations for the oil and gas sector have yet to be introduced.

In December 2015, 195 nations, including Canada, Australia, and the U.S., adopted the Paris Agreement at the 21st “Conference of the Parties” (COP 21). The Paris Agreement does not set legally binding emission reduction targets but does set a goal of limiting global temperature increases to less than 2° Celsius. Canada announced that it is in favor of the decision of the COP 21 to endeavor to take action to further limit global temperature increases to less than 1.5° Celsius. The Paris Agreement also requires parties to submit Intended Nationally Determined Contributions (INDCs) which set out their emission reduction targets and to renew these INDCs, with the goal of increasing the reductions, every five years. The Paris Agreement does not legally bind the parties to reach their INDCs, nor does it prescribe the measures it must take to achieve them. These measures are left to each participating nation. In September 2016, the new federal government confirmed that it would not commit to a more ambitious INDC than the preceding conservative federal government. Canada has not implemented any new regulations specifically targeted at achieving its INDC.

In March 2016, Canada and the Government of the United States jointly announced their intention to take action to reduce methane emissions from the oil and gas sector in an effort to meet their respective INDCs pursuant to the Paris Agreement. For its part, Canada announced its intention to reduce methane emissions from the oil and gas sector by 40-45 percent below 2012 levels by 2025 and stated that draft regulations to implement that commitment would be published in early 2017. Until the federal methane reduction regulations are finalized, it is not possible to determine the impact of such regulations on our customers. The federal methane reduction regulations, when implemented, may result in additional costs or liabilities for our customers' operations

In March 2016, as a further effort to meet Canada’s INDCs, representatives of the federal and provincial governments committed to imposing a price on carbon pollution, beginning at $10 per tonne in 2018 and increasing at a rate of $10 annually to $50 per tonne in 2022. The federally established carbon price will apply in any province that does not establish an equivalent framework by 2018. Federal regulations implementing the carbon price have not been released. If the federal carbon pricing framework is implemented as planned, these regulatory changes may increase costs to us and our customers.

To ensure that it meets its INDC commitments under the Paris Agreement, the Canadian federal government may elect to impose further regulation on GHG emissions and may wish to enter into equivalency agreements with provinces to establish a consistent regulatory regime for GHGs. This may result in increased costs to us and our customers.

Additionally, GHG regulation can take place at the provincial level. For example, Alberta’s Climate Change and Emissions Management Act provides a framework for managing GHG emissions by reducing specified gas emissions, relative to total production from facilities that emit over 100,000 tons of carbon dioxide equivalent per year. The accompanying regulation, the Specified Gas Emitters Regulation, requires mandatory emissions reductions through the use of emissions intensity targets, and a company can meet the applicable emissions limits by making emissions intensity improvements at regulated facilities, offsetting GHG emissions by purchasing offset credits or emission performance credits in the open market, or acquiring “fund credits” (akin to allowances) by making payments for each ton of GHG emissions over the required reduction target to the Alberta Climate Change and Emissions Management Fund.

In June 2015, the government of Alberta amended the Specified Gas Emitters Regulation to increase the price per fund credit from $15 to $20 per credit in 2016 and to $30 per credit in 2017. In addition, the amended Specified Gas Emitter Regulation also increased the required emission reductions for regulated facilities. Facilities in their ninth or subsequent year of commercial operation were historically required to reduce their net emissions intensity to 12 percent below an established baseline until 2015. These facilities were required to reduce their net emissions intensity to 15 percent below the established baseline in 2016 and to 20 percent below the established baseline in 2017. These amendments are likely to significantly increase the cost of compliance for some of our customers. There are financial penalties for non-compliance for every ton of carbon dioxide equivalent over a facility’s net emission intensity limit as well as for contraventions of other provisions contained in the Specified Gas Emitters Regulation. Further, the Specified Gas Reporting Regulation imposes GHG emissions reporting requirements on a company that has GHG emissions of 50,000 tons or more of carbon dioxide equivalent from a facility in a calendar year.  In addition, Alberta facilities must currently report emissions of industrial air pollutants and comply with obligations in approvals and under other environmental regulations.

In addition to the amendments to the Specified Gas Emitters Regulation discussed above, Alberta announced a new Climate Leadership Plan (the CLP) in November 2015. The policies set out in the CLP contemplate changes to the regulation of GHG emissions from facilities emitting over 100,000 tonnes of carbon dioxide equivalent annually. Those regulations are expected to be released in early 2017. These changes to the regulation of GHG emissions may significantly increase the cost of compliance for some of our customers.

The CLP also proposes introducing a broad economy-wide levy on GHG emissions from the combustion of fossil fuels, subject to limited exceptions. In May 2016, Alberta passed the Climate Leadership Act, implementing the broad economy-wide levy on GHG emissions contemplated in the CLP. Under that Act, all fuel consumption – including gasoline, diesel, and natural gas consumption – is subject to a carbon levy. The levy is set at $20 per ton in 2017 and will increase to $30 per ton in 2018 and will add to the cost of most fossil based fuels. This change to the regulation of GHG emissions may result in additional costs for us and for our customers.

The CLP also targets a 45 percent reduction in methane emissions from oil and gas operations by 2025. It is not certain how this will be achieved, but it is contemplated that new performance standards emissions from equipment will be incentivized and potentially mandated. Legislation and regulations requirement to implement these policies are anticipated in 2017. Further, as contemplated in the CLP, Alberta passed the Oil Sands Emissions Limit Act which caps oil sands emissions at 100 million tonnes annually. The CLP also targets the phasing out of coal generated electricity (or the emissions therefrom) by 2030. The combination of the announced carbon levy, and coal phase out is expected to increase fuel and electricity prices, which could have an impact on our operating costs. The direct and indirect costs of these regulatory changes may adversely affect our operations and financial results as well as those of our customers with whom we conduct business.

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

Alberta’s Electricity Market

On November 3, 2016, Alberta released the details of its Renewable Electricity Program (REP) which includes a procurement process for renewable generation as part of Alberta’s CLP. The first procurement process is intended to take place in 2017 and the projects must be operational by 2019. Alberta further announced on November 23, 2016, that it would restructure its power market to include a parallel capacity market by 2021.

There is still uncertainty regarding implementing the REP and Alberta’s new capacity market, which may increase costs to us or our customers.

Royalty Regulations

In January 2016, the Government of Alberta announced Alberta’s Modernized Royalty Framework (Framework). In April 2016, the Government of Alberta finalized the applicable formulas for the Framework which into effect in January 1, 2017. The implementation of the Framework could have an adverse impact on some of our customers.

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

U.S. Environmental Regulations

The Clean Water Act, as amended, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the U.S. Environmental Protection Agency (EPA) or authorized state agencies.  The EPA published a final rule outlining its position on the federal jurisdictional reach over waters of the U.S. in June 2015, but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals pending a substantive decision on the merits. In January 2017, the United States Supreme Court accepted review of the rule to determine whether jurisdiction to hear challenges to the rule rests with the federal district or appellate courts. Litigation surrounding this rule is ongoing. Many of our U.S. properties and operations require permits for discharges of wastewater and/or storm water, and we have developed a system for securing and maintaining these permits. In addition, the Oil Pollution Act of 1990, as amended (OPA), imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the U.S.  A responsible party under OPA includes the owner or operator of an onshore facility or vessel, or the lessee or permittee of the area in which an offshore facility is located.  The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the OPA, require the development and implementation of spill prevention and response plans and impose liability for the remedial costs and associated damages arising out of any unauthorized discharges.

The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including, offshore and onshore oil and natural gas production facilities, on an annual basis. In October 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting requirements. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. In addition, the EPA has finalized new regulations that would further restrict GHG emissions, such as new standards for methane and volatile organic compound (VOC) emissions from new and modified oil and gas sources, which the EPA published in June 2016. The EPA has also announced that it intends to impose methane emission standards for existing sources and has issued information collection requests for oil and natural gas facilities. In November 2016, the Bureau of Land Management (BLM) issued new regulations to reduce “waste” of natural gas—of which methane is a primary constituent—from venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian lands. In October 2015, the EPA finalized the Clean Power Plan, which imposes additional obligations on the power generation sector to reduce GHG emissions. However, on February 9, 2016, the U.S. Supreme Court stayed implementation of the Clean Power Plan pending resolution of legal challenges to the rule. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years.  In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs.  The U.S. also participated in the creation of the Paris Agreement at COP 21 in December 2015. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for oil and natural gas, which could reduce our customers’ demand for our services.  Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations.

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

Hydraulic fracturing is a process sometimes used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state oil and natural gas regulators, but EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (SDWA) over, and issued permitting guidance in February 2014 for, certain hydraulic fracturing activities involving the use of diesel fuels. In May 2014, EPA issued an advance notice of proposed rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act (TSCA) to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In March 2015, BLM issued a final rule that imposes requirements on hydraulic fracturing activities on federal and Indian lands, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water; similar final rules were published in November 2016 for hydraulic fracturing activities on National Park and National Wildlife Refuge System lands. However, in June 2016, the U.S. District Court for the District of Wyoming struck down the BLM final rule, finding that BLM lacked authority to promulgate the rule. That decision is currently being appealed by the federal government. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of chemicals used in the hydraulic fracturing process. Some states and local governments also have adopted or are considering adopting regulations to restrict or ban hydraulic fracturing in certain circumstances. Moreover, ongoing governmental reviews of the environmental impacts of hydraulic fracturing by EPA and other agencies could lead to further regulation of hydraulic fracturing. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that hydraulic fracturing activities can impact drinking water under some circumstances, including large volume spills and inadequate mechanical integrity of wells. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

ITEM 1A. Risk Factors

We are subject to various risks and hazards due to the nature of the business activities we conduct. The risks discussed below, any of which could materially and adversely affect our business, financial condition, cash flows and results of operations and the price of our shares, are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Risks Related to Our Business

Decreased customer expenditure levels have adversely affected and may continue to adversely affect our results of operations.

Demand for our services is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas and mining companies. Throughout 2015 and 2016 and continuing into 2017, our customers’ expenditures have declined significantly due to the long-term decline in commodity prices. If our customers’ expenditures continue to decline in regions where our facilities are located, our business will be further adversely impacted. The oil and gas and mining industries’ willingness to explore, develop and produce depends largely upon the availability of attractive resource prospects and the prevailing view of future commodity prices, which over the past year, has not been positive. Prices for oil, coal, natural gas, and other minerals are subject to large fluctuations in response to changes in the supply of and demand for these commodities, market uncertainty, and a variety of other factors that are beyond our control. Accordingly, a sudden or long-term decline in commodity pricing, or a continuation of the current depressed commodity price environment, would have material adverse effects on our results of operations.

During the first quarter of 2016, global oil prices dropped to their lowest level in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply and higher than normal inventory levels have also negatively impacted pricing. With falling Brent Crude and West Texas Intermediate (WTI) oil prices, Western Canadian Select (WCS) has also fallen. WCS prices in the fourth quarter of 2016 averaged $34.34 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $83.78 in the second quarter of 2014. As of February 20, 2017, the WTI price was $53.40, and the WCS price was $39.78. In addition, met coal prices have decreased materially from approximately $119/metric ton as of December 31, 2014 to approximately $92.50/metric ton as of September 30, 2016, due to a declining demand for steel and the impact of a stronger U.S. dollar. As of February 20, 2017, contract met coal prices were approximately $285.00 per metric tonne and spot prices for met coal were $150 per metric tonne, significantly higher than the September 2016 contract price of $92.50 per metric tonne, due to supply side factors that have restricted met coal volumes. The existing commodity price environment has significantly depressed exploration, development, and production activity. A sustained continuation of these prices or further deterioration is likely to continue to depress activity levels, often reflected as reductions in employees or resource production, and have a material adverse effect on our financial position, results of operations or cash flows.

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

Our success depends on our ability to retain our current customers, renew or replace our existing customer contracts and obtain new business. Our ability to do so generally depends on a variety of factors, including overall customer expenditure levels and the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We cannot assure you that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing, or at all, or that our current customers will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. Because of the current depressed commodity price environment, our customers may not renew contracts on terms favorable to us or, in some cases, at all, and we may have difficulty obtaining new business. Additionally, several contracts have clauses that allow termination upon the payment of a termination fee. As a result, our customers may choose to terminate their contracts. The likelihood that a customer may seek to terminate a contract is increased during periods of market weakness like those we are currently experiencing. Further, certain of our customers may not reach positive final investment decisions on projects with respect to which we have been awarded contracts to provide related accommodation, which may cause those customers to terminate the contracts. Customer contract cancellations, the failure to renew a significant number of our existing contracts or the failure to obtain new business would have a material adverse effect on our business and results of operations.

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

Our business typically supports projects that are capital intensive and require several years to generate first production. The economic analyses conducted by our customers in oil sands, Australian mining and LNG investment areas have historically assumed a relatively conservative longer-term price outlook for production from such projects to determine economic viability. Because of the current depressed commodity price environment, our customers have reduced or deferred, and may continue to reduce or defer, major expenditures, particularly in Canada and Australia, given the long-term nature of many large scale development projects, adversely affecting our revenues and profitability. In Canada, WCS crude is the benchmark price for our oil sands accommodations’ customers. Historically, WCS has traded at a discount to WTI. Should the price of WTI decline or the WCS discount to WTI widen further, our oil sands customers may delay or eliminate additional investments, further reduce their spending in the oil sands region or curtail or shut-down additional existing operations. Similarly, the volumes and prices of the mineral products of our customers, including coal and gold, have historically varied significantly and are difficult to predict. The demand for, and price of, these minerals and commodities is highly dependent on a variety of factors, including international supply and demand, the price and availability of alternative fuels, actions taken by governments and global economic and political developments. Mineral and commodity prices have fluctuated in recent years and may continue to fluctuate significantly in the future. No assurance can be given regarding future volumes or prices relating to the activities of our customers. We have experienced in the past, and expect to experience in the future, significant fluctuations in operating results based on these changes.

In addition, the carrying value of our lodges or villages could be reduced by extended periods of limited or no activity by our customers, which has required us to record impairment charges equal to the excess of the carrying value of the lodges or villages over fair value. We recorded impairments of our long-lived assets, including intangibles, of $46.1 million and $79.7 million in 2016 and 2015, respectively. We also recorded goodwill impairments of $43.2 million in 2015. We may incur additional asset impairment charges in the future, which charges will affect negatively our results of operations and financial condition.

Exchange rate fluctuations could adversely affect our U.S. dollar reported results of operations and financial position.

Currency exchange rate fluctuations can create volatility in our consolidated financial position, results of operations and/or cash flows. Because our consolidated financial results are reported in U.S. dollars, if we generate net revenues or earnings in countries whose currency is not the U.S. dollar, the translation of such amounts into U.S. dollars can result in an increase or decrease in our reported revenues, net income, financial condition and cash flows depending upon exchange rate movements. For the year ended December 31, 2016, 97% of our revenues originated from subsidiaries outside of the U.S. and were denominated in either the Canadian dollar or the Australian dollar. As a result, a material decrease in the value of these currencies relative to the U.S. dollar has had, and may have in the future, a negative impact on our reported revenues, net income, financial condition and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition and results of operations.

Our reporting currency is the U.S. dollar, and we are exposed to currency exchange risk primarily between the U.S. dollar and the Canadian and Australian dollars. We may attempt to limit the risks of currency fluctuation where possible by entering into financial instruments to protect against foreign currency exposure. Our efforts to limit exchange risks may be unsuccessful, thereby exposing us to foreign currency fluctuations that could cause our results of operations, financial condition and cash flows to deteriorate.

We do business in Canada and Australia, whose political and regulatory environments and compliance regimes differ from those in the United States.

A significant portion of our revenue is attributable to operations in Canada and Australia. These activities accounted for 97% of our consolidated revenue in the year ended December 31, 2016. Risks associated with our operations in Canada and Australia include, but are not limited to:

●	international currency fluctuations;

●	different taxing regimes;

●	changing political conditions;

●	changing international and U.S. monetary policies;

●	regional economic downturns;

●	expropriation, confiscation or nationalization of assets; and

●	foreign exchange limitations.

The regulatory regimes in these countries are substantially different than those in the United States, and may be unfamiliar to U.S. investors. Violations of non-U.S. laws could result in monetary and criminal penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

All but one of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease, we could be materially and adversely affected.

All but one of our major Canadian lodges are located on land subject to leases. Accordingly, while we own the accommodations assets, we only own a leasehold in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site. Generally, our leases have an initial term of ten years and will expire between 2017 and 2026 unless extended. We can provide no assurances that we will be able to renew our leases upon expiration on similar terms, or at all. If we are unable to renew leases on similar terms, it may have an adverse effect on our business.

Due to the significant concentration of our business in the oil sands region of Alberta, Canada and in the Bowen Basin coal region of Queensland, Australia, adverse events in these areas could negatively impact our business, and our geographic concentration could limit the number of customers seeking our services.

Because of the concentration of our business in the oil sands region of Alberta, Canada and in the coal producing region of Queensland, Australia, two relatively small geographic areas, we have increased exposure to political, regulatory, environmental, labor, climate or natural disaster events or developments that could disproportionately impact our operations and financial results. For example, in 2011, major flooding caused by seasonal rain and a cyclone impacted areas near our villages in Australia. Also in 2011 and 2016, forest fires in northern Alberta impacted areas near our Canadian oil sands lodges. Due to our geographic concentration, any adverse events or developments in our operating areas may disproportionately affect our financial results.

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

As a result of our customer concentration, risks of nonpayment and nonperformance by our counterparties are a concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Throughout 2015 and 2016 and continuing into 2017, commodity prices have remained depressed, and the capital markets and availability of credit have been constrained relative to historical levels. Additionally, many of our customers’ equity values have declined and could decline further. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may continue to result in a significant reduction in our customers’ liquidity and could impair their ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

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

All of our operations are significantly affected by stringent and complex foreign, federal, provincial, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liabilities for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third-parties. Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. The implementation of new laws and regulations could result in materially increased costs, stricter standards and enforcement, larger fines and liability and increased capital expenditures and operating costs, particularly for our customers, and could have an adverse effect on our business or demand for our services. See “Business - Government Regulation” in Item 1 for a more detailed description of our risks associated with environmental laws and regulations.

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

We recorded impairments of our long-lived assets, including intangibles, of $46.1 million and $79.7 million in 2016 and 2015, respectively. We also recorded goodwill impairments of $43.2 million in 2015.

Extended periods of limited or no activity by our customers at our lodges or villages could require us to record further impairment charges equal to the excess of the carrying value of the lodges or villages over fair value. We may recognize additional impairment losses on our long-lived assets in the future if, among other factors:

●	global economic conditions remain depressed or further deteriorate, including a further decrease in the price of or demand for oil, natural gas and minerals;

●

the outlook for future profits and cash flow for our Canadian and Australian reporting units deteriorates as the result of many possible factors, including, but not limited to, increased or unanticipated competition, technology becoming obsolete, need to satisfy changes in customers’ accommodations requirements, further reductions in customer capital spending plans, loss of key personnel, adverse legal or regulatory judgment(s), future operating losses at a reporting unit, downward forecast revisions or restructuring plans or if certain of our customers do not reach positive final investment decisions on projects with respect to which we have been awarded contracts to provide related accommodation, which may cause those customers to terminate the contracts;

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

In addition, we significantly increased our capacity in the Canadian oil sands region and in Australia over the past several years based on our previous expectations for customer demand for accommodations in these areas. However, due to the sustained decline in commodity prices throughout 2015 and 2016 and the continued lower prices in 2017, customer demand for accommodations in those areas has decreased significantly, and we have experienced a corresponding significant decrease in our occupancy and profitability. Should our customers build their own facilities to meet their accommodations needs or our competitors likewise increase their available accommodations, or activity in the oil sands or natural resources regions declines further, demand and/or pricing for our accommodations could further decrease, negatively impacting our profitability.

We operate in a highly competitive industry, and if we fail to compete effectively, our business will suffer.

The workforce accommodation, logistics and facility management industry in which we operate is highly competitive. To be successful, we must provide services that meet the specific needs of our customers at competitive prices. The principal competitive factors in the markets in which we operate are service quality and availability, price, technical knowledge and experience and reputation for safety. We compete with international and regional competitors, several of which are significantly larger than us. These competitors offer similar services in the geographic regions in which we operate. Many oil and gas and mining companies in our core markets own their own accommodations facilities, while others outsource all or part of their accommodations requirements. As a result of competition, we may be unable to continue to provide our present services, to provide such services at historical operating margins or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Reduced levels of activity in the workforce accommodation industry can intensify competition and result in lower revenue to us.

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

As of December 31, 2016, we were party to collective bargaining agreements covering approximately 700 employees in Canada and 120 employees in Australia. In addition, our facilities serving oil sands development work in Northern Alberta, Canada and mining operations in Australia house both union and non-union customer employees. We have not experienced strikes, work stoppages or other slowdowns in the past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations, which could adversely affect our business, financial condition and results of operations. Collective bargaining agreements in our Canadian operations have individual expiration dates, extending in some cases to 2019.  Two enterprise bargaining agreements exist in our Australian operation covering certain employees working at our villages in Queensland and New South Wales.  These agreements expired in 2016 and we are currently in negotiations with our employees for renewal of the agreements.  A majority vote by the covered employees is required for ratification of the enterprise bargaining agreements.  Terms of the enterprise bargaining agreements will continue while the negotiations continue.  Should the negotiations fail, pay rates and conditions may become based on those specified in the Hospitality Industry (General) Award 2010 set by the Australian Federal Government.

Failure to maintain positive relationships with the indigenous people in the areas where we operate could adversely affect our business.

A component of our business strategy is based on developing and maintaining positive relationships with the indigenous people and communities in the areas where we operate. These relationships are important to our operations and customers who desire to work on traditional aboriginal lands. The inability to develop and maintain relationships and to be in compliance with local requirements could have an adverse effect on our business, results of operations or financial condition.

The enforcement of civil liabilities against Civeo may be more difficult.

Civeo is a British Columbia company and a substantial portion of its assets are located outside the U.S. As a result, investors could experience more difficulty enforcing judgments obtained against us in U.S. courts than would be the case for U.S. judgments obtained against a U.S. company. In addition, some claims may be more difficult to bring against Civeo in Canadian courts than it would be to bring similar claims against a U.S. company in a U.S. court.

Our historical combined financial information may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

The historical combined financial information for periods prior to the Spin-off that we have included in this report has been derived from Oil States’ accounting records and may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent, stand-alone entity during the periods presented or those that we will achieve in the future. Oil States did not account for us, and we were not operated, as a separate, stand-alone company for the historical periods prior to the Spin-off. The costs and expenses reflected in such financial information include an allocation for certain corporate functions historically provided by Oil States, including expense allocations for: (1) certain corporate functions historically provided by Oil States, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services; (2) certain employee benefits and incentives; and (3) equity-based compensation, that may be different from the comparable expenses that we would have incurred had we operated as a stand-alone company. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Oil States personnel, a pro-rata basis of headcount or other relevant measures of our business and Oil States and its subsidiaries. We have not adjusted our historical combined financial information for periods prior to the Spin-off to reflect changes that occurred in our cost structure and operations as a result of our transition to becoming a stand-alone public company, including increased costs associated with an independent board of directors, SEC reporting and the NYSE requirements. For additional information, see “Selected Historical Financial Data” in Item 6 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8 of this annual report.

We may increase our debt or issue equity in the future, which could affect our financial condition, may decrease our profitability or could dilute our shareholders.

We may increase our debt or issue equity in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of our preferred shares, the terms of the debt or our preferred shares issued may give the holders rights, preferences and privileges senior to those of holders of our common shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your ownership in us would be diluted. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us.

Our Amended Credit Facility contains operating and financial restrictions that may restrict our business and financing activities

Our Amended Credit Facility contains, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us. The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.5 to 1.0 (as of December 31, 2016).

The permitted level of the maximum leverage ratio changes over time, as illustrated in the table below.

Period Ended	Maximum Leverage Ratio

December 31, 2016	5.50 : 1.00
March 31, 2017	5.25 : 1.00
June 30, 2017	5.25 : 1.00
September 30, 2017	5.85 : 1.00
December 31, 2017	5.85 : 1.00
March 31, 2018	5.85 : 1.00
June 30, 2018	5.85 : 1.00
September 30, 2018	5.85 : 1.00
December 31, 2018	5.50 : 1.00
March 31, 2019 & thereafter	5.25 : 1.00

Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges.

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under the Amended Credit Facility. The restrictions contained in the Amended Credit Facility could:

●	limit our ability to plan for, or react to, market conditions, to meet capital needs or otherwise to restrict our activities or business plan; and

●	adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that would be in our interest.

Additionally, our ability to comply with some of the covenants, ratios or tests contained in the Amended Credit Facility may be affected by events beyond our control and, as a result, we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general or otherwise conduct necessary corporate activities. Declines in commodity prices, or a prolonged period of commodity prices at depressed levels, could eventually result in our failing to meet one or more of the financial covenants under the Amended Credit Facility, which could require us to refinance or amend such obligations resulting in the payment of consent fees or higher interest rates, or require us to raise additional capital at an inopportune time or on terms not favorable to us.

We may not be able to reduce our indebtedness to comply with these covenants. A failure to comply with these covenants, ratios or tests could result in an event of default. A default under the Amended Credit Facility, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder. The accelerated debt would become immediately due and payable. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. In addition, in the event of an event of default under the Amended Credit Facility, the lenders could foreclose on the collateral securing the credit facility and require repayment of all borrowings outstanding. If the amounts outstanding under the credit facility or any of our other indebtedness were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders. Moreover, any new indebtedness we incur may impose financial restrictions and other covenants on us that may be more restrictive than our existing debt agreements.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We currently have a substantial amount of indebtedness. As of December 31, 2016, we had approximately $318.1 million outstanding under the term loan portion of the Amended Credit Facility, $39.1 million outstanding under the revolving portion of the Amended Credit Facility, $1.6 million of outstanding letters of credit and capacity to borrow an additional $164.5 million under the revolving portion of the Amended Credit Facility. As of December 31, 2016, our borrowing capacity under the revolving portion of the Credit Facility was reduced by approximately $144.8 million due to the negative covenants. If market or other economic conditions remain depressed or further deteriorate, our borrowing capacity may be further reduced.

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

We may not realize the benefits we anticipate from the Redomicile Transaction, particularly as the realization of those benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors, analysts and Canadian and U.S. taxing authorities and other regulatory authorities, and other factors discussed in these risk factors. Our failure to realize those benefits could have an adverse effect on our business, results of operations or financial condition.

We are subject to various Canadian and other taxes as a result of the Redomicile Transaction.

While we expect the Redomicile Transaction will enable us to take advantage of lower Canadian tax rates in the years after the year of implementation to a greater extent than would likely have been available if the Redomicile Transaction was not completed, these benefits may not be achieved. In particular, tax authorities may challenge our application and/or interpretation of relevant tax laws, regulations or treaties, valuations and methodologies or other supporting documentation, and, if they are successful in doing so, we may not experience the level of benefits we anticipate or we may be subject to adverse tax consequences. Even if we are successful in maintaining our tax positions, we may incur significant expense in contesting these positions or other claims made by tax authorities. In addition, changes in tax laws or increased rates of tax could have the effect of negatively impacting our anticipated effective tax rates. Our effective tax rates and the benefits described herein are also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in Canada, the financial performance of our business in various jurisdictions, currency exchange rate fluctuations (especially as between Canadian and U.S. dollars), and significant changes in trade, monetary or fiscal policies of Canada, including changes in interest rates, withholding taxes, tax treaties and federal and provincial tax rates generally. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be (and, in fact, often seem to be) interrelated, and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

More specifically, Canada’s tax rules under the Income Tax Act (Canada) (the “Canadian Tax Act”) allow for favorable tax treatment insofar as the repatriation of certain dividends from foreign affiliates. These tax rules are complicated and could change over time. Any such changes could have a material impact on our overall tax rate.

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

The Canada Revenue Agency (CRA) may disagree with our conclusions on tax treatment and the CRA has not provided (and we have not requested) a ruling on the Canadian tax aspects of the Redomicile Transaction.

Based on the current provisions of the Canadian Tax Act, we expect that the Redomicile Transaction will not result in any material Canadian federal income tax liability to us. However, if the CRA disagrees with this view, it may take the position that material Canadian federal income tax liabilities or amounts on account thereof are payable by us as a result of the Redomicile Transaction, in which case, we expect that we would contest such assessment. To contest such assessment, we would be required to remit cash equal to half of the amount in dispute, or provide security acceptable to the CRA, to prevent the CRA from seeking enforcement actions pending the dispute of such assessment. If we were unsuccessful in disputing the assessment, the implications could be materially adverse to us. The CRA has not provided (and we have not requested) a ruling on the Canadian tax aspects of the Redomicile Transaction. There can be no assurance that the CRA will agree with our interpretation of the tax aspects of the Redomicile Transaction or any related matters associated therewith.

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

Under current U.S. federal income tax law, Civeo is generally treated as a foreign corporation for U.S. federal income tax purposes. Changes to Section 7874 of the Internal Revenue Code or the U.S. Treasury regulations promulgated thereunder or official interpretations thereof, could adversely affect Civeo’s status as a foreign corporation for U.S. federal income tax purposes. For example, members of Congress from time to time have proposed changes to the Internal Revenue Code, and the U.S. Treasury has taken and may continue to take regulatory action, in connection with so-called inversion transactions. The timing and substance of any such change in law or regulatory action is presently uncertain. Any such change of law or regulatory action could adversely impact the treatment of Civeo as a foreign corporation for U.S. federal income tax purposes and could adversely impact its tax position and financial position and results in a material manner. The precise scope and application of any legislative or regulatory proposals will not be clear until they are actually issued, and, accordingly, until such legislation or regulations are issued and fully understood, we cannot be certain as to their potential impact. Any such changes could apply retroactively to a date prior to the date of the Redomicile Transaction. If Civeo were to be treated as a U.S. corporation for U.S. federal income tax purposes, it could be subject to substantially greater U.S. federal income tax liability.

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

We may be subject to additional Canadian and British Columbia laws and regulations as a result of the Redomicile Transaction.

Now that we are a British Columbia company, we may be subject to additional Canadian and British Columbia laws and regulations, which can increase compliance costs for us and result in delays in future transactions we propose to complete.

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

Our tax sharing agreement with Oil States may require us to indemnify Oil States for significant tax liabilities.

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

Our common shares are currently listed on the NYSE, and the continued listing of our common shares is subject to our compliance with a number of listing standards. To maintain compliance with these continued listing standards, we are required to maintain an average closing price of $1.00 or more over a consecutive 30 trading-day period. On February 24, 2016, we received a notice from the NYSE that the average closing price of our common shares over a 30 consecutive trading day period was below $1.00 per share, and, as a result, the price per share of the common shares was below the minimum average closing price required to maintain listing on the NYSE. Though we regained compliance with the NYSE continued listing requirements on April 4, 2016, we cannot assure you that the average closing price of our common shares over a consecutive 30 trading-day period will not fall below $1.00 per share in the future. A delisting of our common shares could negatively impact us by, among other things:

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

The market price of our common shares has historically experienced and may continue to experience volatility. For example, during 2015, the market price of our common shares ranged from a low of $1.17 per share to a high of $4.95 per share, and during 2016, the market price of our common shares ranged from a low of $0.75 per share to a high of $2.81 per share. From January 1, 2017 to February 20, 2017, the market price of our common shares has ranged between a low of $2.21 per share to a high of $3.70 per share. The market price of our common shares may be influenced by many factors, some of which are beyond our control, including those described above and the following:

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

Our financial position, cash flows, results of operations and share price could be materially adversely affected if commodity prices do not improve or decline further. In addition, in recent years the stock market has experienced substantial price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons potentially unrelated to their operating performance. Our share price may experience substantial volatility due to uncertainty regarding commodity prices. These market fluctuations, regardless of the cause, may materially and adversely affect our share price, regardless of our operating results.

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

We paid quarterly dividends in the amount of $0.13 per share during the third and fourth quarters of 2014. In late December 2014, we suspended our quarterly dividend in order to maintain our financial flexibility and best position our company for long-term success. The declaration and amount of all dividends will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. In addition, our ability to pay dividends on our common shares is limited by covenants in the Amended Credit Facility. Future agreements may also limit our ability to pay dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. There can be no assurance that we will pay a dividend in the future.

Provisions contained in our articles and applicable Canadian and British Columbia laws could discourage a take-over attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our shareholders to sell their shares for a premium.

Provisions contained in our articles provide for a classified board of directors, limitations on the removal of directors, limitations on shareholder proposals at meetings of shareholders and limitations on shareholder action by written consent, which could make it more difficult for a third party to acquire control of us. Our articles, subject to the corporate law of British Columbia, also authorize our board of directors to issue series of preferred shares without shareholder approval. If our board of directors elects to issue preferred shares, it could increase the difficulty for a third party to acquire us, which may reduce or eliminate our shareholders’ ability to sell their common shares at a premium. In addition, in Canada, we may become subject to applicable securities laws, including National Instrument 62-104 Take-Over Bids and Issuer Bids of the Canadian Securities Administrators (the “Take-Over Bid Rules”), which provide a heightened threshold for shareholder acceptance of third-party acquisition offers and could discourage take-over attempts that could result in a premium over the market price for our common shares.

As a British Columbia company, we may be subject to additional Canadian laws and regulations. The application of additional Canadian laws and regulations could make it more difficult for third parties to acquire control of us. For example, such laws and regulations may, depending on the circumstances, result in regulatory reviews of and may require regulatory approval for any proposed take-over attempts.

Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities for our shareholders to sell their common shares and/or affect the market price of our common shares.

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

We are governed by the corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware, United States.

There are material differences between the Business Corporations Act (British Columbia) (“BCBCA”) as compared to the Delaware General Corporation Law (“DGCL”). For example, some of these material differences include the following: (a) for material corporate transactions (such as amalgamations, arrangements, the sale of all or substantially all of our undertaking, and other extraordinary corporate transactions) the BCBCA, subject to the provisions of our Articles, generally requires two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote of shareholders for similar material corporate transactions; and (b) under the BCBCA a holder of 5% or more of our common shares can requisition a general meeting of shareholders for the purpose of transacting any business that may be transacted at a general meeting, whereas the DGCL does not give this right. We cannot predict if investors will find our common shares less attractive because of these material differences. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table presents information about our principal properties and facilities as of December 31, 2016. Except as indicated below, we own all of the properties or facilities listed below. Each of the properties is encumbered by our secured credit facilities. See in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 – Debt to the notes to consolidated financial statements included in Item 8 for additional information concerning our credit facilities. For a discussion about how each of our business segments utilizes its respective properties, please see Item 1, “Business”.

Location	Approximate Square Footage/Acreage	Description
Canada:
Fort McMurray, Alberta (leased land)	240 acres	Wapasu Creek and Henday Lodges
Fort McMurray, Alberta (leased land)	140 acres	Pebble Beach open camp
Fort McMurray, Alberta (leased land)	135 acres	Conklin Lodge
Fort McMurray, Alberta (leased land)	128 acres	Beaver River and Athabasca Lodges
Fort McMurray, Alberta (leased land)	80 acres	McClelland Lake Lodge
Fort McMurray, Alberta (leased land)	43 acres	Mariana Lake Lodge
Fort McMurray, Alberta	45 acres	Christina Lake Lodge
Kitimat, British Columbia	60 acres	Sitka Lodge
Acheson, Alberta (lease)	40 acres	Office and warehouse
Edmonton, Alberta	33 acres	Manufacturing facility
Grimshaw, Alberta (lease)	20 acres	Equipment yard
Fort McMurray, Alberta (leased land)	18 acres	Anzac Lodge
Edmonton, Alberta (lease)	86,376	Office and warehouse

Australia:
Coppabella, Queensland, Australia	198 acres	Coppabella Village
Calliope, Queensland, Australia	124 acres	Calliope Village
Narrabri, New South Wales, Australia	82 acres	Narrabri Village
Boggabri, New South Wales, Australia	52 acres	Boggabri Village
Dysart, Queensland, Australia	50 acres	Dysart Village
Middlemount, Queensland, Australia	37 acres	Middlemount Village
Karratha, Western Australia, Australia (own and lease)	34 acres	Karratha Village
Kambalda, Western Australia, Australia	27 acres	Kambalda Village
Nebo, Queensland, Australia	26 acres	Nebo Village
Moranbah, Queensland, Australia	17 acres	Moranbah Village
Sydney, New South Wales, Australia (lease)	17,276	Office
Brisbane, Queensland, Australia (lease)	7,115	Office

United States:
Houston, Texas (lease)	8,900	Principal executive offices
Killdeer, North Dakota	42 acres	Open camp
Pecos, Texas	35 acres	Open camp
Dickinson, North Dakota (lease)	26 acres	Mobile asset facility and yard
Vernal, Utah (lease)	21 acres	Mobile asset facility and yard
Casper, Wyoming (lease)	14 acres	Accommodations facility and yard
Belle Chasse, Louisiana	10 acres	Manufacturing facility and yard
Big Piney, Wyoming (lease)	7 acres	Mobile asset facility and yard
Stanley, North Dakota (lease)	7 acres	Open camp
LaSalle, Colorado (lease)	6 acres	Mobile asset facility and yard
Longmont, Colorado (lease)	4,377	Office

We own various undeveloped properties in British Columbia. We also have various offices supporting our business segments which are both owned and leased. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

Leased land for our lodge properties in Canada refers to land leased from the Alberta government. We also lease land for our Karratha Village from the provincial government in Australia. Generally, our leases have an initial term of ten years and are scheduled to expire between 2017 and 2026.

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

Market for Our Common Shares

Our common shares trade on the NYSE under the trading symbol “CVEO.” Set forth in the table below for the periods presented are the high and low sale prices for our common shares.

	2016		2015
	High	Low	High	Low
First Quarter	$1.64	$0.75	$4.20	$2.25
Second Quarter	$2.40	$1.01	$4.96	$2.55
Third Quarter	$1.96	$1.00	$3.12	$1.17
Fourth Quarter	$2.81	$1.06	$2.39	$1.29

Holders of Record

As of February 21, 2017, there were 17 holders of record of Civeo common shares.

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

Performance Graph

The share price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

The performance graph above is furnished and not filed for purposes of the Securities Act of 1933 and the Securities Act of 1934. The performance graph is not soliciting material subject to Regulation 14A.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Equity Securities by Registrant or its Affiliates in the Fourth Quarter

None.

ITEM 6. Selected Financial Data

The following tables present the selected historical consolidated financial information of Civeo and combined financial information of the accommodations business. The term “accommodations business” refers to Oil States’ historical accommodations segment reflected in its historical combined financial statements discussed herein and included in Item 8 of this report. The balance sheet data as of December 31, 2016 and 2015 and the statement of operations data for each of the years ended December 31, 2016, 2015 and 2014 are derived from our audited financial statements included in Item 8 of this report. The balance sheet data as of December 31, 2014, 2013 and 2012 and statement of operations data for the years ended December 31, 2013 and 2012 are derived from our audited combined financial statements not included in this annual report.

All financial information presented after our Spin-off from Oil States represents the consolidated results of operation and financial position of Civeo. Accordingly,

●

Our consolidated statement of operations data for the years ended December 31, 2016 and 2015 consists entirely of the consolidated results of Civeo. Our consolidated statement of operations data for the year ended December 31, 2014 consists of (i) the combined results of the Oil States accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the seven months ended December 31, 2014. Our consolidated statements of operations data for the years ended December 31, 2013 and 2012 consist entirely of the combined results of the Oil States accommodations business.

●

Our consolidated balance sheet data at December 31, 2016, 2015 and 2014 consists entirely of the consolidated balances of Civeo, while at December 31, 2013 and 2012, it consists entirely of the combined balances of the Oil States accommodations business.

The historical financial information presented below should be read in conjunction with our consolidated financial statements and accompanying notes in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report. The financial information may not be indicative of our future performance and does not necessarily reflect what the financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented, including changes that have occurred in our operations as a result of our Spin-off from Oil States.

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$397,230	$517,963	$942,891	$1,041,104	$1,108,875
Operating income (loss)	(95,760)	(145,003)	(142,891)	259,456	352,929
Net income (loss) attributable to Civeo or the Accommodations Business of Oil States International, Inc., as applicable	(96,388)	(131,759)	(189,043)	181,876	244,721
Diluted net income (loss) per share attributable to Civeo or the Accommodations Business of Oil States International, Inc., as applicable (1)	(0.90)	(1.24)	(1.77)	1.70	2.29

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Balance Sheet Data:
Total assets	$910,446	$1,066,529	$1,829,161	$2,123,237	$2,132,925
Long-term debt to affiliates	—	—	—	335,171	358,316
Long-term debt to third-parties	337,800	379,416	755,625	—	123,497
Total Civeo shareholders’ equity or Oil States net investment, as applicable	475,467	563,245	858,001	1,591,034	1,410,397
Cash dividends per share	—	—	0.26	—	—

  __________

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

Spin-Off

On May 30, 2014, Oil States International, Inc. (Oil States) spun-off its Accommodations Segment (Accommodations) into a standalone, publicly traded Delaware corporation (Civeo US). In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo US it held after the market closed on May 30, 2014 (the Spin-Off). In connection with the Spin-off, on May 28, 2014, we made a special cash distribution to Oil States of $750 million. Following the Spin-Off, Oil States retained no ownership interest in Civeo US, and each company now has separate public ownership, boards of directors and management.

Redomiciling to Canada

On July 17, 2015, we completed our change in place of incorporation from Delaware to British Columbia, Canada (the Redomicile Transaction). In the Redomicile Transaction, Civeo Corporation, a British Columbia, Canada limited company formerly named Civeo Canadian Holdings ULC (Civeo Canada), became the publicly traded parent company of the Civeo group of companies, and our former publicly traded Delaware parent, Civeo US, became a wholly owned subsidiary of Civeo Canada. Each issued share of Civeo US common stock, other than those shares of Civeo US common stock held by Civeo US in treasury, was effectively transferred to Civeo Canada and converted into one common share, no par value, of Civeo Canada. An aggregate of approximately 107.5 million Civeo Canada common shares were issued in the Redomicile Transaction. The Civeo Canada common shares are listed on the NYSE under the symbol “CVEO,” the same symbol under which the Civeo US common stock traded prior to the effective time.

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

We incurred costs related to the Redomicile Transaction totaling $1.3 million, $7.0 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Description of the Business

We are one of the largest integrated providers of workforce accommodations, logistics and facility management services to the natural resource industry. Our scalable modular facilities provide long-term and temporary accommodations where traditional accommodations and related infrastructure is insufficient, inaccessible or not cost effective. Once facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and redeployment logistics. Our accommodations support our customers’ employees and contractors in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications as well as disaster relief efforts, primarily in Canada, Australia and the United States. We operate in three principal reportable business segments – Canada, Australia and U.S.

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

All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity / net investment for the years ended December 31, 2016 and 2015 consist entirely of the consolidated results of Civeo.

●

Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity / net investment for the year ended December 31, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the seven months ended December 31, 2014.

●	Our consolidated balance sheets at December 31, 2016 and December 31, 2015 consist entirely of the consolidated balances of Civeo.

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

The consolidated financial statements for periods prior to the Spin-Off included expense allocations for: (1) certain corporate functions historically provided by Oil States, including, but not limited to finance, legal, risk management, tax, treasury, information technology, human resources, and certain other shared services, (2) certain employee benefits and incentives and (3) equity-based compensation. These expenses were allocated to us on the basis of direct usage when identifiable, with the remainder allocated based on estimated time spent by Oil States personnel, a pro-rata basis of headcount or other relevant measures of Oil States and its subsidiaries. We consider the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by us during the periods presented. The allocations may not, however, reflect the expense we would have incurred as an independent, publicly traded company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, which functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the Spin-Off, we perform these functions using our own resources or purchase external services. Until February 28, 2015, however, some of these functions were provided by Oil States under a transition services agreement. Please see Note 17 – Related Party Transactions to the notes to consolidated financial statements in Item 8 of this annual report.

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

During the first quarter of 2016, global oil prices dropped to their lowest level in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. With falling Brent Crude and WTI oil prices, WCS also fell. Prices began to increase in March 2016, and have continued to increase in the first quarter of 2017. WCS prices in the fourth quarter of 2016 averaged $34.34 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $83.78 in the second quarter of 2014. The WCS Differential increased from $13.25 per barrel at the end of the fourth quarter of 2015 to $16.10 per barrel at the end of the fourth quarter of 2016. As of February 20, 2017, the WTI price was $53.40 and the WCS price was $39.78, resulting in a WCS Differential of $13.62.

There remains a risk that prices for Canadian oil sands crude oil related products could deteriorate or remain at current depressed levels for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The depressed price levels through the first quarter of 2016 negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our services in late 2014, 2015 and 2016. Our Canadian oil sands customers could continue to delay maintenance spending and additional investments in their oil sands assets as well.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region. Met coal pricing and growth in production in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 0.7% during 2016 compared to 2015. As of February 20, 2017, contract met coal prices were approximately $285 per metric tonne, significantly higher than the September 2016 contract price of $92.50 per metric tonne, due to supply side factors that have restricted met coal volumes. Despite the increase, we have not yet seen a significant impact on customers’ willingness to increase activity. We expect that spot prices for met coal will need to be sustained at levels above $150 per metric tonne for at least nine to twelve months before we see an impact on customer activity levels, and therefore, the demand for accommodations. Long-term demand for steel will be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. Our customers continue to actively implement cost, productivity and efficiency measures to drive down their cost base.

Natural gas and WTI crude oil prices, discussed above, have an impact on the demand for our U.S. accommodations business. With limited export capabilities, U.S. natural gas prices are primarily influenced by domestic supply/demand dynamics and resultant inventory levels. U.S. natural gas production has continued to outpace demand, which has caused prices to continue to be weak relative to historical prices over the past decade. U.S. natural gas inventory levels at December 31, 2016 were 3.31 Tcf, 12% lower than inventory levels from December 31, 2015 and 1% under seasonally comparable average inventory levels over the past five years. Prices for natural gas in the U.S. averaged $2.55 per mcf in 2016, a 3% decrease from the average price in 2015. Although the prices have increased slightly in the fourth quarter of 2016 and into 2017, at these levels, it is uneconomic to increase development in several domestic, gas-focused basins. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas were to increase, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	WCS	Hard	Henry Hub
Quarter	Crude	Crude	Coking Coal (Met Coal)	Natural Gas
ended	(per bbl)	(per bbl)	(per tonne)	(per mcf)
First Quarter through 2/20/2017	$52.78	$38.96	$285.00	$3.19
12/31/2016	49.16	34.34	200.00	3.18
9/30/2016	44.88	30.67	92.50	2.79
6/30/2016	45.53	32.84	84.00	2.25
3/31/2016	33.41	20.26	81.00	1.98
12/31/2015	42.02	27.82	89.00	2.23
9/30/2015	46.48	31.54	93.00	2.73
6/30/2015	57.64	48.09	109.50	2.73
3/31/2015	48.49	35.03	117.00	2.81
12/31/2014	73.21	57.75	119.00	3.83
9/30/2014	97.60	78.69	120.00	3.95
6/30/2014	103.06	83.78	120.00	4.58
3/31/2014	98.68	77.76	143.00	5.18
12/31/2013	97.50	66.34	152.00	3.85

__________

(1)	Source: WTI crude and natural gas prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

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

In response to decreases in crude oil prices beginning in late 2014, many of our customers in Canada curtailed their operations and spending, and most major oil sands mining operators are continuing to seek to reduce their costs and limit capital spending, accordingly limiting the demand for accommodations like we provide. In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region where our customers continue to actively implement cost productivity and efficiency measures to drive down their cost base.

In recent months, however, several catalysts have emerged that we believe could have favorable intermediate to long-term implications for our core end markets. Since the announcement by OPEC in late November 2016 to cut production quotas and the subsequent rise in oil prices and oil price expectations, certain operators with steam-assisted gravity drainage operations in the Canadian oil sands have announced increased capital budgets for 2017. In addition, the recent regulatory approval of major pipeline projects has the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. Additionally, we believe that the Keystone XL pipeline in the U.S., if constructed, would be a positive catalyst for Canadian oil sands producers, as it would bolster confidence in future take-away capacity from the region to Gulf Coast refiners. In Australia, we believe prices are currently at a level that may contribute to increased activity over the longer term.

While we believe that these macroeconomic developments are positive for our customers and for the underlying demand for the accommodations services we provide, we do not expect an immediate improvement in our business and are expecting our full year 2017 revenues and EBITDA to be materially lower compared to 2016. Accordingly, we plan to focus on enhancing the quality of our operations and maintaining financial discipline and to proactively manage our business as market conditions continue to evolve.

We began expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support potential liquefied natural gas (LNG) projects on the west coast of British Columbia. We were awarded a contract with LNG Canada (LNGC) for the provision of open lodge rooms and associated services that runs through September 2017. To support this contract, we have developed a new accommodations facility, named Sitka Lodge, which includes private washrooms, recreational facilities and other amenities. This lodge currently has 436 rooms, with the potential to expand to serve future accommodations demand in the region.

In addition, we were awarded a contract with LNGC to construct a 4,500 person workforce accommodation center (Cedar Valley Lodge) for a proposed liquefaction and export facility in Kitimat, British Columbia. Construction of Cedar Valley Lodge will not commence until LNGC’s joint venture participants have made a positive final investment decision (FID). The FID was originally planned for the end of 2016; however, this decision has been delayed until a future time that has not yet been determined. We are currently in discussions with LNGC to extend this contract until a positive FID is made. Should the project ultimately move forward, British Columbia LNG activity could become a material driver of future activity for our Sitka Lodge, as well as for our mobile fleet assets which are well suited for the related pipeline construction activity. However, should the project, and other potential projects in the area, not move forward, the resulting impact may negatively affect our future results of operations and our existing long-lived assets in Canada, including our Sitka Lodge, and may require us to record further material impairment charges equal to the excess of the carrying value of these assets over fair value. With the delay in the FID, we currently expect that LNGC will continue to utilize rooms at our Sitka Lodge through September 2017 in accordance with the terms of our contract. However, this contract may be extended to a new FID date based upon our current discussions with LNGC. There can be no assurance that LNGC’s joint venture participants will reach a positive FID or that our contracts with LNGC will be extended.

During the third quarter of 2016, we identified an indicator that certain asset groups used, or expected to be used, in conjunction with potential LNG projects in British Columbia may be impaired as a result of recent market developments, including the delay in FID discussed above. As a result, we assessed the carrying values of each of the asset groups to determine if they continued to be recoverable based on their estimated future cash flows. Based on the assessment, the carrying values of our mobile camp assets and certain undeveloped land positions in British Columbia were determined to not be recoverable, and an impairment charge totaling $37.7 million was recorded in the third quarter of 2016.

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

We expanded our Australian room capacity in 2012 and 2013 to meet increasing demand, notably in the Bowen Basin in Queensland and in the Gunnedah Basin in New South Wales to support coal production, and in Western Australia to support LNG and other energy-related projects. In early 2013, a confluence of falling met coal prices, additional carbon and mining taxes on our Australian customers and several years of cost inflation caused several of our customers to curtail or cease production from higher cost mines and delay or materially reduce their growth plans. This has negatively affected our ability to expand our room count and has led to a decrease in occupancy levels. With supply disruptions in the fourth quarter of 2016 due to Chinese production policy and Australian weather, the supply / demand balance in global met coal has improved. As a result, met coal prices have increased materially. We expect our Australian customers will wait for a stabilization in prices above $150/tonne before significantly increasing their spending, which may take nine months or longer.

If oil and coal prices decline from current levels, the resulting impact may negatively affect the value of our long-lived assets.  Impairment expense of $46.1 million associated with long-lived assets was recorded in 2016. Impairment expense of $122.9 million was recorded in 2015, of which $79.7 million was associated with long-lived assets and the remaining $43.2 million was associated with goodwill. Impairment expense of $290.5 million was recorded in 2014, of which $87.8 million was associated with long-lived assets and the remaining $202.7 million was associated with goodwill.

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. Generally Accepted Accounting Principles (U.S. GAAP) financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.76 for 2016 compared to U.S. $0.78 for 2015, a decrease of approximately 4%. The Canadian dollar was valued at an exchange rate of $0.74 on December 31, 2016 and $0.72 on December 31, 2015. The Australian dollar was valued at an average exchange rate of U.S. $0.74 for 2016 compared to U.S. $0.75 for 2015, a decrease of approximately 1%. The Australian dollar was valued at an exchange rate of $0.72 on December 31, 2016 and $0.73 on December 31, 2015. These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business. We currently expect that our 2017 capital expenditures, exclusive of any business acquisitions, will total approximately $15 million to $18 million, compared to 2016 capital expenditures of $19.8 million. Please see “Liquidity and Capital Resources” below for further discussion of 2017 and 2016 capital expenditures.

During January 2017, we closed a public offering of 23 million common shares. We expect to use the net proceeds of $64.9 million from the offering to repay amounts outstanding under our revolving credit facilities and for general corporate purposes.

Results of Operations

Unless otherwise indicated, discussion of results for the years ended December 31, 2016 and 2015 is based on a comparison with the corresponding period of 2015 and 2014, respectively.

Results of Operations – Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,
	2016	2015	Change
	($ in thousands)
Revenues
Canada	$278,464	$344,249	$(65,785)
Australia	106,815	135,964	(29,149)
United States and other	11,951	37,750	(25,799)
Total revenues	397,230	517,963	(120,733)
Costs and expenses
Cost of sales and services
Canada	190,878	230,713	(39,835)
Australia	51,688	60,585	(8,897)
United States and other	17,084	36,315	(19,231)
Total cost of sales and services	259,650	327,613	(67,963)
Selling, general and administrative expenses	55,297	68,441	(13,144)
Depreciation and amortization expense	131,302	152,990	(21,688)
Impairment expense	46,129	122,926	(76,797)
Other operating expense (income)	612	(9,004)	9,616
Total costs and expenses	492,990	662,966	(169,976)
Operating loss	(95,760)	(145,003)	49,243

Interest expense and income, net	(22,817)	(22,026)	(791)
Other income (expense)	2,645	3,276	(631)
Loss before income taxes	(115,932)	(163,753)	47,821
Income tax benefit	20,105	33,089	(12,984)
Net loss	(95,827)	(130,664)	34,837
Less: Net income attributable to noncontrolling interest	561	1,095	(534)
Net loss attributable to Civeo	$(96,388)	$(131,759)	$35,371

We reported net loss attributable to Civeo for the year ended December 31, 2016 of $96.4 million, or $0.90 per diluted share. As further discussed below, net loss included (i) a $46.1 million pre-tax loss ($35.9 million after-tax, or $0.34 per diluted share) resulting from the impairment of fixed assets, included in Impairment expense, and (ii) a $1.3 million pre-tax loss ($1.2 million after-tax, or $0.01 per diluted share) from costs incurred in connection with the Redomicile Transaction, included in Selling, general and administrative (SG&A) expense below.

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

Revenues. Consolidated revenues decreased $120.7 million, or 23%, in 2016 compared to 2015. This decline was largely driven by decreases in Canada due to lower room rates, Australia and the U.S. due to lower occupancy, as well as weaker Canadian dollars in 2016 compared to 2015. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $68.0 million, or 21%, in 2016 compared to 2015, primarily due to decreases in occupancy in both Canada and Australia, as well as the weaker Canadian dollars in 2016 compared to 2015. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense decreased $13.1 million, or 19%, in 2016 compared to 2015. This decrease was primarily due to reduced compensation as a result of workforce reductions in 2016 and 2015, lower professional fees due to lower costs associated with the Redomicile Transaction, lower bad debt expense when compared to 2015, lower incentive compensation costs and the impact of the weaker Canadian dollars. These items were partially offset by higher share based compensation expense associated with phantom share awards. The increase in share based compensation was largely due to an increase in our share price during 2016. We use current market prices to remeasure these awards at each reporting date.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $21.7 million, or 14%, in 2016 compared to 2015, primarily due to reduced depreciation expense resulting from impairments recorded in 2015, as well as the impact of the weaker Canadian dollars.

Impairment Expense. Impairment expense of $46.1 million in 2016 consisted of:

●	Pre-tax impairment losses of $37.7 million related to mobile camp assets and certain undeveloped land positions in the British Columbia LNG market in our Canadian segment; and

●	Pre-tax impairment losses of $8.4 million related to the impairment of fixed assets in our U.S. segment.

Impairment expense of $122.9 million in 2015 consisted of:

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

Please see Note 3 - Impairment Charges to the notes to the consolidated financial statements of this annual report for further discussion.

Other Operating Expense (Income). Other operating expense (income) decreased from income of $9.0 million in 2015 to an expense of $0.6 million in 2016. The 2015 income was primarily due to foreign currency gains on the remeasurement of U.S. dollar denominated cash in Canadian bank accounts, as a result of the strengthening of the U.S. dollar.

Operating Loss. Consolidated operating loss decreased $49.2 million, or 34%, in 2016 compared to 2015, primarily due to lower impairment expense in the 2016 period, partially offset by lower occupancy levels in Canada and Australia and the weaker Canadian dollars.

Interest Expense and Interest Income, net. Net interest expense increased by $0.8 million, or 4%, in 2016 compared to 2015, primarily resulting from decreased interest income due to lower average cash balances in 2016 as compared to 2015 and lower capitalized interest in 2016. This was partially offset by decreased interest expense associated with lower amounts outstanding under the Amended Credit Facility and the 2015 write-off of $1.5 million of debt issuance costs associated with the Amended Credit Facility.

Income Tax Benefit. Our income tax benefit for the year ended December 31, 2016 totaled $20.1 million, or 17.3% of pre-tax income, compared to a benefit of $33.1 million, or 20.2% of pre-tax income, for the year ended December 31, 2015. Our effective tax rate in 2016 was lower than the Canadian statutory rate of 27%, primarily due to losses in Australia and U.S. for which no tax benefit was recorded. As a result, a valuation allowance of $15.1 million established against net deferred tax assets in the U.S. and Australia.

In 2015, our income tax benefit and effective tax rate were impacted by the effect of non-deductible goodwill charges, dividend income generated as part of a global restructuring, foreign tax credits, the reversal of deferred tax liabilities recorded on a portion of our unremitted earnings of approximately $25.3 million and a valuation allowance of $11.2 million established against net deferred tax assets in the U.S. and Australia.

Other Comprehensive Income (Loss). Other comprehensive income increased $171.8 million in 2016 compared to 2015 primarily as a result of foreign currency translation adjustments, due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 3% from December 31, 2015 to December 31, 2016 compared to a 16% decrease from December 31, 2014 to December 31, 2015. The Australian dollar exchange rate compared to the U.S. dollar decreased 1% from December 31, 2015 to December 31, 2016 compared to a 11% decrease from December 31, 2014 to December 31, 2015.

Segment Results of Operations – Canadian Segment

	Year Ended December 31,
	2016	2015	Change
Revenues ($ in thousands)
Lodge revenue (1)	$238,220	$267,486	$(29,266)
Mobile, open camp and product revenue	40,244	76,763	(36,519)
Total revenues	$278,464	$344,249	$(65,785)

Cost of sales and services ($ in thousands)	$190,878	$230,713	$(39,835)

Gross margin as a % of revenues	31.5%	33.0%	(1.5%)

Average available lodge rooms (2)	14,653	13,435	1,218

Rentable rooms for lodges (3)	9,979	10,054	(75)

Average daily rate for lodges (4)	$104	$121	$(17)

Occupancy in lodges (5)	63%	60%	3%

Average Canadian dollar to U.S. dollar	$0.755	$0.783	$(0.028)

                  ____________

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services, including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms

Our Canadian segment reported revenues in 2016 that were $65.8 million, or 19%, lower than 2015. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 4% in 2016 compared to 2015 resulted in a $10.6 million year-over-year reduction in revenues. In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced an 8% decline in lodge revenues, primarily due to lower room rates. This decline was partially mitigated by room needs related to the Fort McMurray fires. Finally, mobile, open camp and product revenues all declined due to overall lower activity levels.

Our Canadian segment cost of sales and services decreased $39.8 million, or 17%, in 2016 compared to 2015, primarily due to the decline in mobile and open camp activity, as well as a focus on cost containment and operational efficiencies. Additionally, the weakening of the average exchange rates for the Canadian dollar resulted in reduced cost of sales.

Our Canadian segment gross margin as a percentage of revenues decreased from 33% in 2015 to 31% in 2016, primarily due to lower contracted room rates, partially offset by room needs related to the Fort McMurray fires and lower costs due to a focus on cost containment and operational efficiencies.

Segment Results of Operations – Australian Segment

	Year Ended December 31,
	2016	2015	Change
Revenues ($ in thousands)
Village revenue (1)	$106,815	$135,964	$(29,149)
Total revenues	106,815	135,964	(29,149)

Cost of sales ($ in thousands)	$51,688	$60,585	$(8,897)

Gross margin as a % of revenues	51.6%	55.4%	(3.8%)

Average available village rooms (2)	9,335	9,180	155

Rentable rooms for villages (3)	8,679	8,862	(183)

Average daily rate for villages (4)	$76	$74	$2

Occupancy in Villages (5)	44%	56%	(12%)

Average Australian dollar to U.S. dollar	$0.744	$0.752	$(0.008)

                  ____________

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services, including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Australian segment reported revenues in 2016 that were $29.1 million, or 21%, lower than 2015. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 1% in 2016 compared to 2015 resulted in a $1.2 million year-over-year reduction in revenues. Excluding the impact of the weaker Australian exchange rates, the segment experienced a 20% decline in revenues due to lower occupancy levels in 2016 compared to 2015, primarily as a result of the continued slowdown in mining activity.

Our Australian segment cost of sales decreased $8.9 million, or 15%, in 2016 compared to 2015. The decrease was driven by lower occupancy levels.

Our Australian segment gross margin as a percentage of revenues decreased to 52% in 2016 from 55% in 2015. This was primarily driven by reduced revenues from take or pay contracts and lower occupancy compared to 2015.

Segment Results of Operations – United States Segment

	Year Ended December 31,
	2016	2015	Change

Revenues ($ in thousands)	$11,951	$37,750	$(25,799)

Cost of sales ($ in thousands)	$17,084	$36,315	$(19,231)

Gross margin as a % of revenues	(43.0%)	3.8%	(46.8%)

Our United States segment reported revenues in 2016 that were $25.8 million, or 68%, lower than 2015. The reduction was primarily due to continued lower U.S. drilling activity in the Bakken, Rockies and Texas markets and decreased sales in our offshore business.

Our United States cost of sales decreased $19.2 million, or 53%, in 2016 compared to 2015. The decrease was driven by overall lower activity levels.

Our United States segment gross margin as a percentage of revenues decreased from 4% in 2015 to (43%) in 2016, primarily due to overall lower activity levels, which were insufficient to cover the fixed cost structure of our United States segment.

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

Selling, General and Administrative Expenses. SG&A expense decreased $1.9 million, or 3%, in 2015 compared to 2014. Increased costs associated with being a publicly traded company for a full year and costs associated with the Redomicile Transaction of $7.0 million were more than offset by lower employee costs, as well as the impact of the weakening Canadian and Australian dollars.

Spin-Off and Formation Costs. Spin-off and formation costs of $4.3 million relate to transition costs incurred during 2014 associated with becoming a stand-alone company.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $22.0 million, or 13%, in 2015 compared to 2014, primarily due to reduced depreciation expense resulting from impairments recorded in 2014 and 2015, as well as the impact of the weakening Canadian and Australian dollars. These items were partially offset by capital expenditures made during 2014 largely related to investments in our Canadian segment.

Impairment Expense. Impairment expense of $122.9 million in 2015 included the following items:

●	Goodwill impairment losses of $43.2 million in our Canadian reporting unit;
●	Pre-tax impairment losses of $33.5 million related to long-lived assets in our Australian segment;
●

Pre-tax impairment losses of $23.0 million associated with long-lived assets in our Canadian segment, including $11.9 million related to assets that should have been impaired in the fourth quarter of 2014. We determined that the error was not material to our financial statements for the year ended December 31, 2014 and therefore corrected the error in the third quarter of 2015;

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

Other Operating Expense (Income). Other operating expense (income) changed from an expense of $0.7 million in 2014 to income of $9.0 million in 2015. The 2015 income was primarily due to foreign currency gains on the remeasurement of U.S. dollar denominated cash in Canadian bank accounts, as a result of the strengthening of the U.S. dollar.

Operating Loss. Consolidated operating loss increased $2.1 million, or 2%, in 2015 compared to 2014 primarily due to lower occupancy levels in Canada and Australia, as well as the weakening Canadian and Australian dollars, partially offset by lower impairments of goodwill and long-lived assets in 2015 compared to 2014.

Interest Expense and Interest Income, net. Net interest expense, including interest expense and income to/from affiliates, increased by $1.1 million, or 5%, in 2015 compared to 2014, primarily due to increased interest expense associated with our new credit facility in 2015 and the 2015 write-off of $1.5 million of debt issuance costs associated with the Amended Credit Facility, partially offset by reduced interest expense in 2015 associated with the affiliate debt, which was eliminated as of the Spin-Off, as well as the 2014 write-off of $3.5 million of debt issuance costs associated with the credit agreement that was terminated in conjunction with the Spin-Off. In addition, interest income decreased due to lower average cash balances in 2015 as compared to 2014.

Income Tax Benefit (Provision). Our income tax benefit for the year ended December 31, 2015 totaled $33.1 million, or 20.2% of pre-tax loss, compared to income tax expense of $31.4 million, or 20.1% of pre-tax loss, for the year ended December 31, 2014. In 2015, our income tax benefit and effective tax rate were impacted by the effect of non-deductible goodwill charges, dividend income generated as part of a global restructuring, foreign tax credits, the reversal of deferred tax liabilities recorded on a portion of our unremitted earnings of approximately $25.3 million and a valuation allowance of $11.2 million established against net deferred tax assets in the U.S. and Australia.

Previously, our effective tax rates were lower than U.S. statutory rates because of lower foreign income tax rates. However, in 2014, our income tax provision and effective tax rate were impacted by the effect of non-deductible goodwill impairment charges, a valuation allowance of approximately $51.4 million established against deferred tax assets in Australia that related to capital losses and were not expected to be realized and a deferred tax liability of $25.3 million related to a portion of our undistributed foreign earnings that we no longer intend to continue to indefinitely reinvest.

Other Comprehensive Loss. Other comprehensive loss increased $29.7 million in 2015 compared to 2014, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 16% in 2015 compared to an 8% decrease in 2014. The Australian dollar exchange rate compared to the U.S. dollar decreased 11% in 2015 compared to an 8% decrease in 2014.

Segment Results of Operations – Canadian Segment

	Year Ended December 31,
	2015	2014	Change
Revenues ($ in thousands)
Lodge revenue (1)	$267,486	$497,216	$(229,730)
Mobile, open camp and product revenue	76,763	164,200	(87,437)
Total revenues	$344,249	$661,416	$(317,167)

Cost of sales and services ($ in thousands)	$230,713	$402,182	$(171,469)

Gross margin as a % of revenues	33.0%	39.2%	(6.2)%

Average available lodge rooms (2)	13,435	12,557	878

Rentable rooms for lodges (3)	10,054	11,007	(953)

Average daily rate for lodges (4)	$121	$146	$(25)

Occupancy in lodges (5)	60%	85%	(25%)

Average Canadian dollar to U.S. dollar	$0.783	$0.906	$(0.123)

                  ____________

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services, including facilities management.

(2)	Average available rooms includes rooms that are utilized for our personnel.

(3)	Rentable rooms excludes rooms that are utilized for our personnel and out of service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

Our Canadian segment reported revenues in 2015 that were $317.2 million, or 48%, lower than 2014. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 14% in 2015 compared to 2014 resulted in a $51.9 million year over year reduction in revenues. In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced a 38% decline in lodge revenues, primarily due to reduced occupancy and lower room rates, partially offset by the opening of the McClelland Lake Lodge, which commenced operations in the summer of 2014. Mobile, open camp and product revenue decreased due to a reduced number of large projects during 2015, as compared to 2014. Excluding the impact of weaker Canadian exchange rates, product sales were essentially flat year over year.

Our Canadian segment cost of sales and services decreased $171.5 million, or 43%, in 2015 compared to 2014 due to lower occupancy, as well as the weakening of the average exchange rates.

Our Canadian segment gross margin as a percentage of revenues decreased from 39% in 2014 to 33% in 2015, primarily due to lower contracted room rates and occupancy in Canada.

Segment Results of Operations – Australian Segment

	Year Ended December 31,
	2015	2014	Change
Revenues ($ in thousands)
Village revenue (1)	$135,964	$213,279	$(77,315)

Cost of sales ($ in thousands)	$60,585	$89,507	$(28,922)

Gross margin as a % of revenues	55.4%	58.0%	(2.6)%

Average available village rooms (2)	9,180	9,271	(91)

Rentable rooms for villages (3)	8,862	9,079	(217)

Average daily rate for villages (4)	$74	$94	$(20)

Occupancy in villages (5)	56%	68%	(12)%

Average Australian dollar to U.S. dollar	$0.752	$0.902	$(0.150)

                  ____________

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services, including facilities management.

(2)	Average available rooms includes rooms that are utilized for our personnel.

(3)	Rentable rooms excludes rooms that are utilized for our personnel and out of service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

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

Our Australian segment cost of sales decreased $28.9 million, or 32%, in 2015 compared to 2014. The decrease was driven by the weakening of the Australian dollar, as well as lower occupancy levels.

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

Our U.S. segment gross margin as a percentage of revenues decreased from 22% in 2014 to 4% in 2015, primarily due to the $1.1 million inventory write-down, as well as overall lower activity levels.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages, purchasing or leasing land under our land banking strategy, and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under our credit facility and proceeds from equity issuances. In addition, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions and refinance debt.

The following table summarizes our consolidated liquidity position as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Lender commitments (1)	$350,000	$375,000
Reductions in availability (2)	(144,803)	(121,690)
Borrowings against revolver capacity	(39,129)	(52,020)
Outstanding letters of credit	(1,571)	(5,070)
Unused availability	164,497	196,220
Cash and cash equivalents	1,785	7,837
Total available liquidity	$166,282	$204,057

   ______________

(1)

In connection with the February 2017 amendment to the Amended Credit Facility, lender commitments were reduced to $275 million. We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.8 million and A$1.3 million under this facility outstanding as of December 31, 2016 and 2015, respectively.

(2)

As of December 31, 2016 and 2015, $144.8 million and $121.7 million, respectively, of our borrowing capacity under our Amended Credit Facility could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in our Amended Credit Facility.

Cash totaling $62.1 million was provided by operations during 2016 compared to $186.1 million provided by operations during 2015 and $291.1 million during 2014. The decreases in operating cash flow in 2016 compared to 2015 and in 2015 compared to 2014, respectively, primarily were due to lower revenue resulting from reduced rates and occupancy levels in lodges and villages. Net cash used in operating assets and liabilities was $13.6 million during 2016 compared to net cash provided by changes in operating assets and liabilities of $67.1 million during 2015 and $5.2 million during 2014. The decrease in 2016 compared to 2015 was primarily the result of a greater reduction in accounts receivable balances during 2015 than during 2016. The increase in 2015 compared to 2014 was primarily the result of decreased accounts receivable balances during 2015 compared to 2014.

Cash was used in investing activities during 2016, 2015 and 2014 in the amounts of $12.7 million, $49.8 million and $239.1 million respectively. Capital expenditures totaled $19.8 million, $62.5 million and $251.2 million respectively. Capital expenditures in 2016 consisted primarily of investments in an enterprise information system and maintenance. Capital expenditures in 2015 consisted principally of costs for the construction and installation of assets for our Sitka lodge in British Columbia and our Mariana Lake lodge in Alberta. Capital expenditures in 2014 consisted principally of construction and installation of assets for our lodges and villages primarily in support of Canadian oil sands projects, including the McClelland Lake Lodge in the Athabasca oil sands region, and Australian mining production and development projects. The significant decrease in capital expenditures in 2015 compared to 2014 was primarily a result of the construction of the McClelland Lake Lodge, which was largely completed in 2014. No comparable project was under construction in 2015.

We expect our capital expenditures for 2017 to be in the range of $15 million to $18 million, which excludes any expenditures for unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2017 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and borrowings under our Amended Credit Facility. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

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

Based on management’s judgment of capital spending classifications, we believe the following table represents the components of capital expenditures for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year Ended December 31,
	2016			2015			2014

	Expansion	Maint	Total	Expansion	Maint	Total	Expansion	Maint	Total
Development	$2.4	$0.7	$3.1	$28.7	$3.9	$32.6	$164.0	$4.3	$168.3
Lodge/village	0.5	3.6	4.1	3.5	4.7	8.2	14.3	15.9	30.2
Land banking	0.1	--	0.1	1.0	--	1.0	7.2	--	7.2
Mobile/open camp	--	0.1	0.1	1.1	3.6	4.7	14.5	22.5	37.0
Other	11.8	0.6	12.4	13.3	2.7	16.0	4.4	4.1	8.5
Total	$14.8	$5.0	$19.8	$47.6	$14.9	$62.5	$204.4	$46.8	$251.2

Development spending in 2015 was primarily related to the construction of our Sitka lodge in British Columbia and our Mariana Lake lodge in Alberta. Development spending in 2014 was primarily related to the construction of our McClelland Lake lodge in the northern Athabasca oil sands region of Canada.

Open and mobile camp spending in 2014 was primarily related to additions to our Canadian mobile camp assets, as well as spending on our Antler River open camp in Melita, Manitoba.

Other spending in 2016 and 2015 was primarily related to investments in an enterprise information system.

Net cash of $58.3 million was used in financing activities during 2016, primarily due to repayments of term loan borrowings of $41.0 million, net repayments of revolver borrowings of $15.2 million and debt issuance costs of $2.1 million. Net cash of $349.6 million was used in financing activities during 2015, primarily due to repayments of term loan borrowings of $729.4 million, offset by borrowings of term loans of $325 million and net revolver borrowings of $59.1 million. Net cash of $16.2 million was provided by financing activities during 2014, in part due to contributions from Oil States of $28.3 million. Borrowings of $775.0 million under our new term loan facility funded a cash distribution of $750.0 million to Oil States on May 28, 2014.

The following table summarizes the changes in debt outstanding during 2016 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2015	$352,185	$--	$49,375	$401,560
Borrowings on revolving credit facilities	241,293	37,446	31,800	310,539
Repayments of revolving credit facilities	(263,329)	(30,609)	(31,800)	(325,738)
Repayments of term loans	(16,023)	--	(25,000)	(41,023)
Translation	12,259	(330)	--	11,929
Balance at December 31, 2016	$326,385	$6,507	$24,375	$357,267

We believe that cash on hand and cash flow from operations will be sufficient to meet our anticipated liquidity needs in the coming 12 months. If our plans or assumptions change, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, an element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend upon our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, such additional debt service requirements could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders. In addition, in some cases, we may incur costs to acquire land and/or construct assets without securing a customer contract or prior to finalization of an accommodations contract with a customer. If the contract is not obtained or delayed, the resulting impact could result in an impairment of the related investment.

We have filed a shelf registration statement with the SEC registering the offering of $300 million of common shares, preferred shares, debt securities and warrants. On February 7, 2017, we closed a public offering of 23,000,000 common shares at a price to the public of $3.00 per share. We expect to use the net proceeds of $64.9 million from the offering to repay amounts outstanding under our revolving credit facilities and for general corporate purposes.

Credit Facility and Long Term Debt

On February 17, 2017, the third amendment to the Amended Credit Facility became effective, which:

●

Provide for the reduction by US$75 million of the aggregate revolving loan commitments under the Amended Credit Facility, to a maximum principal amount of $275 million. Accordingly, after the reduction, the revolving credit facility consists of (A) a $40.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrower, (B) a $90.0 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers, (C) a $60.0 million senior secured revolving credit facility in favor of Civeo, as borrower, and (D) a $85.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower;

●

(i) Established one additional level to the total leverage-based grid such that the interest rates for the loans range from LIBOR +2.25% to LIBOR +5.50% and (ii) increased the undrawn commitment fee from a range of 0.51% to 1.13% to a range of 0.51% to 1.24% based on total leverage;

●	Adjusted the maximum leverage ratio financial covenant, as follows; and

Period Ended	Maximum Leverage Ratio
December 31, 2016 (no change)	5.50 : 1.00
March 31, 2017 (no change)	5.25 : 1.00
June 30, 2017 (no change)	5.25 : 1.00
September 30, 2017	5.85 : 1.00
December 31, 2017	5.85 : 1.00
March 31, 2018	5.85 : 1.00
June 30, 2018	5.85 : 1.00
September 30, 2018	5.85 : 1.00
December 31, 2018	5.50 : 1.00
March 31, 2019 & thereafter	5.25 : 1.00

●	Provided for other technical changes and amendments to the Amended Credit Facility.

The following table summarizes the revolving capacity available under the Amended Credit Facility as compared to the second amendment to the Credit Facility (in thousands):

	Second Amendment to the Credit Facility	Third Amendment to the Credit Facility
Total capacity under revolving credit facilities:
U.S. revolving credit facility	$50,000	$40,000
Canadian revolving credit facility	100,000	90,000
New Canadian revolving credit facility	100,000	60,000
Australian revolving credit facility	100,000	85,000
Total capacity under revolving credit facilities	$350,000	$275,000

U.S. dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 5.50%, or a base rate plus 1.25% to 4.50%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Facility). Canadian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to CDOR plus a margin of 2.25% to 5.50%, or a base rate plus a margin of 1.25% to 4.50%, in each case based on a ratio of our consolidated total leverage to EBITDA (as defined in the Amended Credit Facility). Australian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to BBSY plus a margin of 2.25% to 5.50%, based on a ratio of our consolidated total leverage to EBITDA (as defined in the Amended Credit Facility).

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.50 to 1.0 (as of December 31, 2016). As noted above, the permitted level of the maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined in the Amended Credit Facility, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of December 31, 2016.

Borrowings under the Amended Credit Facility are secured by a pledge of substantially all of our assets and all the assets of our subsidiaries. Obligations under the Amended Credit Facility are guaranteed by our significant subsidiaries. We have 15 lenders in our Amended Credit Facility with commitments ranging from $1.1 million to $116.5 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Total debt	$357,267	$15,667	$341,600	$--	$--
Interest payments(1)	34,322	14,728	19,594	--	--
Purchase obligations	11,753	11,753	--	--	--
Non-cancelable operating lease obligations	23,369	4,260	6,532	4,657	7,920
Asset retirement obligations – expected cash payments	46,640	2,374	5,004	2,650	36,612
Total contractual cash obligations	$473,351	$48,782	$372,730	$7,307	$44,532

(1)	Interest payments due under the Amended Credit Facility, which matures on May 28, 2019; based on a weighted average interest rate of 3.8% to 5.2% for the twelve month period ended December 31, 2016.

Our debt obligations at December 31, 2016 are reflected in our consolidated balance sheet, which is a part of our consolidated financial statements in Item 8 of this annual report. We have not entered into any material leases subsequent to December 31, 2016.

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

Our assessment consisted of a two-step impairment test. In the first step, we compared each reporting unit’s carrying amount, including goodwill, to the IFV of the reporting unit. If the carrying amount of the reporting unit exceeded its fair value, goodwill was considered impaired, and a second step was performed to determine the amount of impairment. Future impairment tests will be impacted by new accounting guidance which eliminates the second step of the goodwill impairment test.

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

During the third quarter of 2016, we identified an indicator that certain asset groups used, or expected to be used, in conjunction with potential LNG projects in British Columbia may be impaired as a result of recent market developments, including the delay in FID discussed above. As a result, we assessed the carrying values of each of the asset groups to determine if they continued to be recoverable based on their estimated future cash flows. Based on the assessment, the carrying values of our mobile camp assets and certain undeveloped land positions in British Columbia were determined to not be recoverable, and an impairment charge totaling $37.7 million was recorded in the third quarter of 2016.

In estimating future cash flows, we made numerous assumptions with respect to future circumstances that might directly impact each of the asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, coal and natural gas prices, anticipated customer spending, and industry and/or local market conditions. These assumptions represented our best judgment based on the current facts and circumstances. However, different assumptions could result in a determination that the carrying values of additional asset groups are no longer recoverable based on estimated future cash flows. If estimates of future cash flows for certain of our assets included in this assessment that were not impaired were reduced by 10%, an additional impairment of between $25 million and $35 million could be indicated. Our estimate of fair value was primarily calculated using the Income Approach, which derives a present value of the asset group based on the asset groups’ estimated future cash flows. We discounted our estimated future cash flows using a long-term weighted average cost of capital based on our estimate of investment returns required by a market participant.

Please see Note 3 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this report for further discussion of impairments of definite-lived tangible and intangible assets recorded in the years ended December 31, 2016, 2015 and 2014.

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

Please see Note 3 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this report for further discussion of impairments of indefinite-lived intangible assets recorded in the years ended December 31, 2015 and 2014.

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

For significant projects, revenues are recognized under the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract (cost-to-cost method). Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Costs incurred and estimated profits in excess of billings on percentage-of-completion contracts are recognized as unbilled receivables. Our management believes this method is the most appropriate measure of progress on large contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to projected costs and revenue and are recognized in the period in which the revisions are determined. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of our estimates and materially impact our future reported earnings.

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

Share-Based Compensation

Our historic share-based compensation is based on participating in Civeo’s 2014 Equity Participation Plan and, prior to the Spin-Off, the Oil States 2001 Equity Participation Plan (collectively, the Plans). Our disclosures reflect only our employees’ participation in the Plans. We are required to estimate the fair value of share compensation made pursuant to awards under the Plans. An initial estimate of the fair value of each option award or restricted share award determines the amount of share compensation expense we will recognize in the future. For stock option awards prior to the Spin-Off, to estimate the value of the awards under the Plan, Oil States selected a fair value calculation model. Oil States chose the Black-Scholes option pricing model to value stock options awarded under the Plan. Oil States chose this model because option awards were made under straightforward vesting terms, option prices and option lives. Utilizing the Black-Scholes option pricing model required Oil States to estimate the length of time options will remain outstanding, a risk free interest rate for the estimated period options are assumed to be outstanding, forfeiture rates, future dividends and the volatility of our common stock. All of these assumptions affect the amount and timing of future share-based compensation expense recognition. We have not made any option awards subsequent to the Spin-Off, but, in the event that we make future awards, we expect to utilize a similar valuation methodology. We will continually monitor our actual experience and change assumptions for future awards as we consider appropriate.

We also grant performance awards under the Civeo Plan. Awards granted in 2016 will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of 12 other companies. The fair value of the 2016 awards was estimated using a Monte Carlo simulation pricing model. We chose this model because the performance awards contain complex vesting terms. Utilizing the Monte Carlo simulation pricing model required us to estimate the risk-free interest rate and the expected market price volatility of our common shares as well as a peer group of companies over a time period equal to the expected term of the award, The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. For additional details, see Note 15 – Share Based Compensation.

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

When our earnings from foreign subsidiaries are considered to be indefinitely reinvested, no provision for Canadian income taxes is made for these earnings. If any of the subsidiaries have a distribution of earnings in the form of dividends or otherwise, we would be subject to both Canadian income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. During the fourth quarter of 2014, we reevaluated our intent to indefinitely reinvest earnings of our U.S. foreign subsidiary companies, and recognized a deferred tax liability of $25.3 million as of December 31, 2014 related to a portion of our undistributed foreign earnings. During the third quarter of 2015, following our redomiciliation to Canada, we determined that the existing deferred tax liability recorded was no longer required. We reversed the deferred tax liability and recorded a tax benefit of approximately $25.3 million during the year ended December 31, 2015. We do not expect to provide Canadian income taxes on future foreign earnings.

We record a valuation allowance in each reporting period when our management believes that it is more likely than not that any recorded deferred tax asset will not be realized. Our management will continue to evaluate the appropriateness of the valuation allowance in the future, based upon our operating results. Please see Note 12 – Income Taxes to the notes to consolidated financial statements in Item 8 of this report for further discussion.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the FASB), which are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption. Please see Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements to the notes to consolidated financial statements in Item 8 of this report for further discussion.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2016, we had $357.3 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $3.6 million annually, based on our floating-rate debt obligations as of December 31, 2016.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.2 billion and A$0.5 billion, respectively, at December 31, 2016. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of December 31, 2016 would result in translation adjustments of approximately $17.0 million and $47.0 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data appear on pages 87 through 127 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 19 – Quarterly Financial Information (Unaudited) to our Consolidated Financial Statements, which is incorporated herein by reference.

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

ITEM 9A. Controls and Procedures

(i)     Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in this report on page 89 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the three months ended December 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2017 Annual General Meeting of Shareholders.

The Board of Directors of the Company (the Board) has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee, Finance and Investment Committee and Nominating and Corporate Governance Committee) may also be viewed at the Company's website. The Financial Code of Ethics for Senior Officers applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers. We intend to disclose any amendments to or waivers from our Financial Code of Ethics for Senior Officers by posting such information on our website at www.civeo.com. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this report.

ITEM 11.  Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2017 Annual General Meeting of Shareholders.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2017 Annual General Meeting of Shareholders.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2017 Annual General Meeting of Shareholders.

ITEM 14.  Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2017 Annual General Meeting of Shareholders.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements: Reference is made to the index set forth on page 87 of this Annual Report on Form 10-K.

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

3.1	Notice of Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

3.2	Amended and Restated Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36246) filed on May 13, 2016).

4.1	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

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

10.9†	Performance Share Award Program under the 2014 Equity Participation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on April 28, 2016).

10.10†

Form of Performance Share Award Agreement under the 2014 Equity Participation Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on April 28, 2016).

10.11†	Form of Civeo Corporation Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.12†	Form of Canadian Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

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

10.15†	Form of Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.16†	Form of Deferred Stock Agreement (Australia) (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.17†	Form of Deferred Stock Agreement (Canada) (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.18†	Form of Executive Agreement of Bradley J. Dodson (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.19†

Form of Phantom Unit Agreement under the 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-36246) filed on March 13, 2015).

10.20†

Executive Agreement between Civeo Corporation and Frank C. Steininger, dated May 4, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on May 7, 2015).

10.21†

Executive Services Agreement, dated May 30, 2012, between Peter McCann and The Mac Services Group Pty Ltd. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.22†	Dual Employment Agreement of Bradley J. Dodson (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.23†	Dual Employment Agreement of Frank C. Steininger (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.24†

Executive Agreement between Civeo Corporation and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.25†

Variation to Executive Services Agreement between Civeo Pty Ltd and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.26†

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

10.29†

Executive Change of Control Severance Agreement between Civeo Corporation and Allan Schoening, dated July 13, 2015 (incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.30†

Executive Agreement between Civeo Corporation and Allan Schoening, dated December 15, 2014 (incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.31

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

10.32

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

10.33†*	Amendment to Civeo Corporation 2014 Equity Participation Plan.

21.1*	List of Significant Subsidiaries of Civeo Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

___________

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2017.

CIVEO CORPORATION

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
Charles Szalkowski

CIVEO CORPORATION

CIVEO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of Civeo Corporation:

We have audited the accompanying consolidated balance sheets of Civeo Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity/net investment and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Civeo Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Civeo Corporation internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

 Houston, Texas

February 23, 2017

CIVEO CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of Civeo Corporation:

We have audited Civeo Corporation's (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Civeo Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Civeo Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Civeo Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity/net investment and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

 Houston, Texas

February 23, 2017

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014
Revenues:
Service and other	$378,585	$489,788	$908,061
Product	18,645	28,175	34,830
	397,230	517,963	942,891
Costs and expenses:
Service and other costs	238,037	300,888	513,087
Product costs	21,613	26,725	31,834
Selling, general and administrative expenses	55,297	68,441	70,345
Spin-off and formation costs	--	--	4,350
Depreciation and amortization expense	131,302	152,990	174,970
Impairment expense	46,129	122,926	290,508
Other operating expense (income)	612	(9,004)	688
	492,990	662,966	1,085,782
Operating loss	(95,760)	(145,003)	(142,891)

Interest expense to affiliates	--	--	(6,980)
Interest expense to third-parties, net of capitalized interest	(22,667)	(22,585)	(14,396)
Loss on extinguishment of debt	(302)	(1,474)	(3,455)
Interest income	152	2,033	3,915
Other income	2,645	3,276	7,524
Loss before income taxes	(115,932)	(163,753)	(156,283)
Income tax benefit (provision)	20,105	33,089	(31,379)
Net loss	(95,827)	(130,664)	(187,662)
Less: Net income attributable to noncontrolling interest	561	1,095	1,381
Net loss attributable to Civeo Corporation.	$(96,388)	$(131,759)	$(189,043)

Per Share Data (see Note 6)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.90)	$(1.24)	$(1.77)

Diluted net loss per share attributable to Civeo Corporation common shareholders.	$(0.90)	$(1.24)	$(1.77)

Weighted average number of common shares outstanding:
Basic	107,024	106,604	106,306
Diluted	107,024	106,604	106,306

Dividends per common share	$--	$--	$0.26

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014

Net loss	$(95,827)	$(130,664)	$(187,662)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of zero, $1.9 million and $771, respectively	3,389	(168,363)	(138,692)
Total other comprehensive income (loss), net of tax	3,389	(168,363)	(138,692)

Comprehensive loss	(92,438)	(299,027)	(326,354)
Comprehensive income attributable to noncontrolling interest	(571)	(550)	(1,201)
Comprehensive loss attributable to Civeo Corporation.	$(93,009)	$(299,577)	$(327,555)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	DECEMBER 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$1,785	$7,837
Accounts receivable, net	56,302	61,467
Inventories	3,112	5,631
Prepaid expenses	15,431	11,712
Other current assets	5,938	3,312
Total current assets	82,568	89,959

Property, plant and equipment, net	789,710	931,914
Other intangible assets, net	28,039	35,309
Other noncurrent assets	10,129	9,347
Total assets	$910,446	$1,066,529

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,119	$24,609
Accrued liabilities	14,378	14,834
Income taxes	111	1,104
Current portion of long-term debt	15,471	17,461
Deferred revenue	6,792	7,747
Other current liabilities	2,572	493
Total current liabilities	60,443	66,248

Long-term debt, less current maturities	337,800	379,416
Deferred income taxes	9,194	25,391
Other noncurrent liabilities	27,019	31,704
Total liabilities	434,456	502,759

Commitments and contingencies (Note 13)

Shareholders’ Equity:
Common shares (no par value; 550,000,000 shares authorized, 108,171,329 shares and 107,470,861 shares issued, respectively, and 108,103,048 shares and 107,470,861 shares outstanding, respectively)	--	--
Additional paid-in capital	1,311,226	1,305,930
Accumulated deficit	(472,764)	(376,376)
Common shares held in treasury at cost, 68,281 and zero shares, respectively	(65)	--
Accumulated other comprehensive loss	(362,930)	(366,309)
Total Civeo Corporation shareholders’ equity	475,467	563,245
Noncontrolling interest	523	525
Total shareholders’ equity	475,990	563,770
Total liabilities and shareholders’ equity	$910,446	$1,066,529

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY / NET INVESTMENT

(In Thousands)

		Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Oil States Net Investment	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity / Net Investment

Balance, December 31, 2013	$--	$--	$--	$--	$1,651,013	$(59,979)	$1,711	$1,592,745
Net income (loss)	--	--	(230,724)	--	41,681	--	1,381	(187,662)
Currency translation adjustment.	--	--	--	--	--	(138,512)	(180)	(138,692)
Dividends paid	--	(13,897)	(13,893)	--	--	--	(804)	(28,594)
Net transfers from Oil States International, Inc	--	--	--	--	369,219	--	--	369,219
Distribution to Oil States International, Inc.	--	--	--	--	(750,000)	--	--	(750,000)
Reclassification of Oil States International, Inc. Net Investment to Additional Paid-in Capital	--	1,311,913	--	--	(1,311,913)	--	--	--
Issuance of common stock at the Spin-Off	1,066	(1,066)	--	--	--	--	--	--
Stock-based compensation	1	3,220	--	--	--	--	--	3,221
Other.	--	(128)	--	--	--	--	--	(128)
Balance, December 31, 2014	$1,067	$1,300,042	$(244,617)	$--	$--	$(198,491)	$2,108	$860,109
Net income (loss)	--	--	(131,759)	--	--	--	1,095	(130,664)
Currency translation adjustment.	--	--	--	--	--	(167,818)	(545)	(168,363)
Dividends paid	--	--	--	--	--	--	(2,133)	(2,133)
Redomicile Transaction	(1,075)	929	--	146	--	--	--	--
Share-based compensation.	8	5,102	--	(146)	--	--	--	4,964
Other.	--	(143)	--	--	--	--	--	(143)
Balance, December 31, 2015	$--	$1,305,930	$(376,376)	$--	$--	$(366,309)	$525	$563,770
Net income (loss)	--	--	(96,388)	--	--	--	561	(95,827)
Currency translation adjustment.	--	--	--	--	--	3,379	10	3,389
Dividends paid	--	--	--	--	--	--	(573)	(573)
Share-based compensation.	--	5,296	--	(65)	--	--	--	5,231
Other.	--	--	--	--	--	--	--	--
Balance, December 31, 2016	$--	$1,311,226	$(472,764)	$(65)	$--	$(362,930)	$523	$475,990

Common Stock (in thousands)
Balance, December 31, 2013	--
Issuance of common stock at the Spin-Off	106,538
Stock-based compensation.	183
Balance, December 31, 2014	106,721
Share-based compensation.	750
Balance, December 31, 2015	107,471
Share-based compensation.	632
Balance, December 31, 2016	108,103

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2016	2015	2014

Cash flows from operating activities:
Net loss	$(95,827)	$(130,664)	$(187,662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131,302	152,990	174,970
Impairment charges	46,129	122,926	290,508
Inventory write-down	850	1,015	--
Loss on extinguishment of debt	302	1,474	3,455
Deferred income tax provision (benefit)	(13,208)	(34,175)	4,333
Non-cash compensation charge	5,296	4,614	6,283
Gains on disposals of assets	29	(1,826)	(5,877)
Provision (benefit) for loss on receivables, net of recoveries	(54)	1,205	(1,276)
Other, net	868	1,424	1,096
Changes in operating assets and liabilities:
Accounts receivable	6,680	80,347	4,840
Inventories	1,773	5,406	15,174
Accounts payable and accrued liabilities	(4,463)	(12,885)	(167)
Taxes payable	(10,239)	6,204	(16,738)
Other current assets and liabilities, net	(7,334)	(11,924)	2,114
Net cash flows provided by operating activities	62,104	186,131	291,053

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(19,779)	(62,451)	(251,158)
Proceeds from disposition of property, plant and equipment	5,775	12,683	12,086
Other, net	1,315	--	--
Net cash flows used in investing activities	(12,689)	(49,768)	(239,072)

Cash flows from financing activities:
Proceeds from issuance of common shares	--	500	--
Revolving credit borrowings	310,539	299,427	--
Revolving credit repayments	(325,738)	(240,284)	--
Term loan borrowings	--	325,000	775,000
Term loan repayments	(41,023)	(729,425)	--
Debt issuance costs	(2,062)	(4,833)	(9,235)
Dividends paid	--	--	(27,790)
Distributions to Oil States	--	--	(750,000)
Contributions from Oil States	--	--	28,257
Net cash flows provided by (used in) financing activities	(58,284)	(349,615)	16,232

Effect of exchange rate changes on cash	2,817	(42,225)	(29,027)
Net change in cash and cash equivalents	(6,052)	(255,477)	39,186
Cash and cash equivalents, beginning of period	7,837	263,314	224,128

Cash and cash equivalents, end of period	$1,785	$7,837	$263,314

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We are one of the largest integrated providers of workforce accommodations, logistics and facility management services to the natural resource industry. Our scalable modular facilities provide long-term and temporary accommodations where traditional accommodations and related infrastructure is insufficient, inaccessible or not cost effective. Once facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and redeployment logistics. Our accommodations support our customers’ employees and contractors in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications as well as disaster relief efforts, primarily in Canada, Australia and the United States. We operate in three principal reportable business segments – Canada, Australia and U.S.

On May 30, 2014, Oil States International, Inc. (Oil States) spun-off its Accommodations Segment (Accommodations) into a standalone, publicly traded Delaware corporation (Civeo US). In accordance with the Separation and Distribution Agreement, the two companies were separated by Oil States distributing to its stockholders all 106,538,044 shares of common stock of Civeo US it held after the market closed on May 30, 2014 (the Spin-Off). In connection with the Spin-Off, on May 28, 2014, we made a special cash distribution to Oil States of $750 million. Following the Spin-Off, Oil States retained no ownership interest in Civeo US, and each company now has separate public ownership, boards of directors and management.

On July 17, 2015, we changed our place of incorporation from Delaware to British Columbia, Canada, and Civeo Corporation, a British Columbia, Canada limited company formerly named Civeo Canadian Holdings ULC (Civeo Canada), became the publicly traded parent company of the Civeo group of companies (the Redomicile Transaction). The Civeo Canada common shares are listed on the NYSE under the symbol “CVEO,” the same symbol under which the Civeo US common stock traded prior to the effective time of the Redomicile Transaction.

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

In connection with the Spin-Off, on May 28, 2014, we entered into a $650.0 million, 5-year revolving credit facility and a 5-year U.S. term loan facility totaling $775.0 million (collectively, the Credit Facility) for an aggregate borrowing capacity of $1.4 billion. On July 17, 2015, the First Amendment to the Credit Facility became effective. On February 18, 2016, the Second Amendment to the Credit Facility became effective. On February 17, 2017, the Third Amendment to the Credit Facility (together with all amendments, the Amended Credit Facility) became effective. For further information, please see Note 9 – Debt for further discussion.

We incurred costs related to the Redomicile Transaction totaling $1.3 million, $7.0 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. During the year ended December 31, 2016, we incurred costs related to the Amended Credit Facility totaling $2.1 million. $2.0 million has been capitalized as debt issuance costs, and the remaining $0.1 million is included in interest expense. As a result of the Second Amendment to the Credit Facility, we recognized a loss during the first quarter of 2016 of approximately $0.3 million related to unamortized debt issuance costs, which is included in “Loss on extinguishment of debt” on the accompanying consolidated statements of operations. During the year ended December 31, 2015, we incurred costs related to the Amended Credit Facility totaling $5.5 million. $4.8 million has been capitalized as debt issuance costs and the remaining $0.7 million is included in interest expense. As a result of the First Amendment to the Credit Facility, we also recognized a loss during the third quarter 2015 of approximately $1.5 million related to unamortized debt issuance costs, which is included in “Loss on extinguishment of debt” on the accompanying consolidated statements of operations.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

All financial information presented after the Spin-Off represents the consolidated results of operations, financial position and cash flows of Civeo. Accordingly:

●

Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity / net investment for the years ended December 31, 2016 and 2015 consist entirely of the consolidated results of Civeo.

●

Our consolidated statements of operations, comprehensive income (loss), cash flows and changes in shareholders’ equity / net investment for the year ended December 31, 2014 consist of (i) the combined results of the Oil States’ Accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the seven months ended December 31, 2014.

●	Our consolidated balance sheets at December 31, 2016 and December 31, 2015 consist entirely of the consolidated balances of Civeo.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If a trade receivable is deemed to be uncollectible, such receivable is charged-off against the allowance for doubtful accounts. We consider the following factors when determining if collection of revenue is reasonably assured: customer credit-worthiness, past transaction history with the customer, current economic industry trends, customer solvency and changes in customer payment terms. If we have no previous experience with the customer, we typically obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. We may also request financial information, including combined financial statements or other documents, to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, we generally would require a prepayment or other arrangement to support revenue recognition and recording of a trade receivable. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Interest Capitalization

Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. For the years ended December 31, 2016, 2015 and 2014, zero, $1.6 million and $2.3 million were capitalized, respectively.

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

Please see Note 3 – Impairment Charges for a discussion of impairment charges we recognized in 2016, 2015 and 2014 related to our long-lived assets.

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

Our assessment consisted of a two-step impairment test. In the first step, we compare each reporting unit’s carrying amount, including goodwill, to the IFV of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired, and a second step is performed to determine the amount of impairment, if any. Future impairment tests will be impacted by new accounting guidance which eliminates the second step of the goodwill impairment test.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Other Intangible Assets. We amortize the cost of other intangible assets using the straight-line method over their estimated useful lives unless such lives are deemed indefinite. For intangible assets that we amortize, we review the useful life of the intangible asset and evaluate each reporting period whether events and circumstances warrant a revision to the remaining useful life. We evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events and circumstances continue to support an indefinite useful life.

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

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from consolidated balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within shareholders’ equity representing substantially all of the balances within accumulated other comprehensive income. Remeasurements of intercompany loans denominated in a different currency than the functional currency of the entity that are of a long-term investment nature are recognized as other comprehensive income within shareholders’ equity. Gains and losses resulting from consolidated balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany loans that are of a long-term investment nature, are included in the consolidated statements of operations as incurred. For the years ended December 31, 2016, 2015, and 2014, we recognized approximately $(0.6) million, $9.0 million and $0.2 million in foreign currency gains (losses), respectively.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Receivables and Concentration of Credit Risk

Based on the nature of our customer base, we do not believe that we have any significant concentrations of credit risk other than our concentration in the Canadian oil sands and Australian mining industries. We evaluate the credit-worthiness of our significant, new and existing customers’ financial condition and, generally, we do not require collateral from our customers. For the year ended December 31, 2016, each of Imperial Oil and Fort Hills Energy LP accounted for more than 10% of our revenues. For the year ended December 31, 2015, each of Imperial Oil, Fort Hills Energy LP and BM Alliance Coal Operations Pty Ltd accounted for more than 10% of our revenues. For the year ended December 31, 2014, Imperial Oil accounted for more than 10% of our revenues.

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

We also grant performance awards under the Civeo Plan. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of 12 other companies. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

Guarantees

Substantially all of our Canadian and U.S. subsidiaries are guarantors under our Credit Facility. See Note 9 - Debt.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During the ordinary course of business, we also provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. As of December 31, 2016, the maximum potential amount of future payments that we could be required to make under these guarantee agreements (letters of credit) was approximately $2.1 million. We have not recorded any liability in connection with these guarantee arrangements. We do not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include revenue and income recognized on the percentage-of-completion method, estimates of the amount and timing of costs to be incurred for asset retirement obligations, any valuation allowance recorded on net deferred tax assets, warranty, long-lived asset impairments and allowance for doubtful accounts. Actual results could materially differ from those estimates.

Accounting for Contingencies

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on their fair value or our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, interest, insurance claims, warranty claims and contract claims and obligations.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This new standard requires companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. ASU 2016-09 is effective for financial statements issued for reporting periods beginning after December 15, 2016 and interim periods within the reporting periods. We expect to recognize a cumulative effect of change in accounting principle benefit of less than $1 million in the first quarter 2017 as a result of implementing this standard.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03).  ASU 2015-03 simplifies the presentation of debt issuance costs by requiring that such costs be presented as a deduction from the corresponding debt liability.  Effective with our quarterly report on Form 10-Q for the quarter ended March 31, 2016, we have adopted the provisions of ASU 2015-03.  At December 31, 2015, as a result of our adoption of ASU 2015-03, we reclassified $4.7 million of debt issuance costs to reduce our recognized debt liabilities from other current assets ($1.3 million) and other non-current assets ($3.4 million) on the accompanying consolidated balance sheet. A portion of our debt issuance costs relate to revolving lines of credit and will accordingly continue to be included in “Other current assets” or “Other non-current assets”.

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606).  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  The standard is effective for annual reporting periods beginning after December 15, 2017.  Accordingly, we plan to adopt this standard in the first quarter of 2018.  ASC 606 allows either full retrospective or modified retrospective transition, and we currently plan to use the modified retrospective method of adoption.

We continue to evaluate the impact of this new standard on our consolidated financial statements upon adoption. Our approach includes performing a detailed review of key contracts representative of our different businesses and comparing historical accounting policies and practices to the new standard.

3.	IMPAIRMENT CHARGES

2016 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2016, which are included in Impairment expense in our consolidated statements of operations (in thousands):

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

Quarter ended September 30, 2016. During the third quarter of 2016, we identified an indicator that certain asset groups used, or expected to be used, in conjunction with potential LNG projects in British Columbia may be impaired due to market developments occurring in the third quarter of 2016, including the delay in the final investment decision regarding an LNG project in British Columbia.  We assessed the carrying value of each of the asset groups to determine if they continued to be recoverable based on their estimated future cash flows.  Based on the assessment, the carrying values of the mobile camp assets and certain undeveloped land positions in British Columbia were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of those assets groups to their respective carrying values.  Accordingly, the mobile camp assets and undeveloped land positions were written down to their estimated fair values of $26.6 million and $5.6 million, respectively, and we recorded an associated impairment expense of $37.7 million.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2015 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2015, which are included in Impairment expense in our consolidated statements of operations (in thousands):

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

Due to the sustained reduction of our share price throughout 2015, our market capitalization implied an enterprise value which was significantly less than the sum of the estimated fair values of our reporting units.  As a result of our market capitalization at September 30, 2015, coupled with (1) the continued depression of worldwide oil prices, including the substantial declines experienced in the third quarter of 2015, and (2) continued weakness in the Canadian dollar in the third quarter of 2015, we determined that an indicator of a goodwill impairment was present as of September 30, 2015.  Accordingly, as a result of then-current macroeconomic conditions, we performed an interim goodwill impairment test as of September 30, 2015, and we reduced the value of our goodwill in our Canadian reporting unit to zero.  This resulted in a $43.2 million impairment charge in the third quarter of 2015.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Also due to the sustained reduction of our share price throughout 2015, we reviewed the long-lived assets in our U.S. and Australia reportable segments to determine if an indicator of impairment had occurred that would indicate that the carrying values of the asset groups in these segments might not be recoverable. We determined that certain asset groups within the U.S. and Australia segments had experienced an indicator of impairment, and thus compared the carrying value of the respective asset group to estimates of the undiscounted future cash flows for such asset group. Based on the assessment, the carrying values of three of our asset groups were determined to not be recoverable, and we proceeded to compare the fair values of the asset groups to their carrying values. Accordingly, we recorded an impairment loss of $20.5 million related to our U.S. segment. Of the $20.5 million impairment, $18.0 million reduced the value of our fixed assets and $2.5 million reduced the value of our amortizable intangible assets. These fixed assets were written down to their fair value of $9.5 million. In addition, we recorded an impairment loss of $24.0 million related to our Australian segment that reduced the value of our fixed assets. These fixed assets were written down to their fair value of $10.3 million.

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

Additionally, in the second quarter 2014, we recognized an impairment totaling $2.6 million on assets in the custody of a non-paying client in Mexico and for which the return or reimbursement was uncertain.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Also during the fourth quarter 2014, as a result of the decline in global crude oil prices and forecasts for a potentially protracted period of lower prices, management assessed the carrying value of all of our long-lived asset groups to determine if they continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying values of certain of our asset groups were determined to not be recoverable. We recorded impairment losses of $76.2 million during 2014 as a result, of which $59.0 million related to our U.S. segment and $17.2 million related to our Canadian segment. Of the $59.0 million impairment related to our U.S. segment, $55.8 million reduced the value of our fixed assets and $3.2 million was recorded on our amortizable intangible assets. These fixed assets were written down to their fair value of $51.7 million in our U.S. segment and $4.6 million in our Canadian segment.

4.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of December 31, 2016 and December 31, 2015, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates their fair values because their terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During 2016, 2015 and 2014, we wrote down certain long-lived assets to their fair values. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. During the third quarter of 2016, our estimates of fair value of certain undeveloped land positions in British Columbia were based on appraisals from third parties. Please see Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

During 2015 and 2014, we also wrote down our goodwill to its implied fair value (IFV). Our estimate of IFV required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the reporting units’ operations in the future, and are therefore uncertain. Please see Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

5.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at December 31, 2016 and 2015 is presented below (in thousands):

	December 31, 2016	December 31, 2015
Accounts receivable, net:
Trade	$39,442	$44,650
Unbilled revenue	16,063	16,649
Other	1,435	1,289
Total accounts receivable	56,940	62,588
Allowance for doubtful accounts	(638)	(1,121)
Total accounts receivable, net	$56,302	$61,467

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	December 31, 2016	December 31, 2015
Inventories:
Finished goods and purchased products	$1,700	$1,854
Work in process	3	1,260
Raw materials	1,409	2,517
Total inventories	$3,112	$5,631

During 2016, we recorded a $0.9 million write-down of inventory at our modular construction and manufacturing plant in Canada, which is included in Cost of sales in our accompanying consolidated statements of operations.

	Estimated Useful Life (in years)			December 31, 2016	December 31, 2015
Property, plant and equipment, net:
Land				$41,122	$47,825
Accommodations assets	3	-	15	1,542,806	1,482,842
Buildings and leasehold improvements	5	-	20	28,104	29,099
Machinery and equipment	4	-	15	9,667	9,183
Office furniture and equipment	3	-	7	29,948	29,172
Vehicles	3	-	5	14,725	15,412
Construction in progress				35,196	52,558
Total property, plant and equipment				1,701,568	1,666,091
Accumulated depreciation				(911,858)	(734,177)
Total property, plant and equipment, net				$789,710	$931,914

	December 31, 2016	December 31, 2015
Accrued liabilities:
Accrued compensation	$11,879	$11,726
Accrued taxes, other than income taxes	727	963
Accrued interest	194	12
Other	1,578	2,133
Total accrued liabilities	$14,378	$14,834

6.	EARNINGS PER SHARE

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The calculation of earnings per share attributable to the Company is presented below for the periods indicated (in thousands, except per share amounts):

	2016	2015	2014
Basic Loss per Share
Net loss attributable to Civeo	$(96,388)	$(131,759)	$(189,043)
Less: undistributed net income to participating securities	--	--	921
Net loss attributable to Civeo’s common shareholders - basic	$(96,388)	$(131,759)	$(188,122)

Weighted average common shares outstanding - basic	107,024	106,604	106,306

Basic loss per share	$(0.90)	$(1.24)	$(1.77)

Diluted Loss per Share
Net loss attributable to Civeo’s common shareholders – basic	$(96,388)	$(131,759)	$(188,122)
Less: undistributed net income to participating securities	--	--	--
Net loss attributable to Civeo’s common shareholders - diluted	$(96,388)	$(131,759)	$(188,122)

Weighted average common shares outstanding - basic	107,024	106,604	106,306
Effect of dilutive securities (1)	--	--	--
Weighted average common shares outstanding - diluted	107,024	106,604	106,306

Diluted loss per share	$(0.90)	$(1.24)	$(1.77)

(1)

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the years ended December 31, 2016, 2015 and 2014. In the years ended December 31, 2016, 2015 and 2014, we excluded from the calculation 1.3 million, 1.3 million and 0.7 million share based awards, respectively, since the effect would have been anti-dilutive.

7.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years ended December 31, 2016, 2015 and 2014 for interest and income taxes was as follows (in thousands):

	2016	2015	2014

Interest (net of amounts capitalized)	$18,927	$21,385	$14,444
Income taxes paid, net of refunds	3,404	(5,169)	43,237

In accordance with the Separation and Distribution Agreement, our affiliate debt with Oil States, which totaled approximately $336.8 million as of May 30, 2014, including accrued interest, was settled through a non-cash capital contribution. For further discussion, please see Note 17 – Related Party Transactions.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Canada	Australia	U.S.	Total
Balance as of December 31, 2014	$45,260	$--	$--	$45,260
Foreign currency translation	(2,066)	--	--	(2,066)
Goodwill impairment	(43,194)	--	--	(43,194)
Balance as of December 31, 2015 and 2016	$--	$--	$--	$--

Please see Note 3 – Impairment Charges for a discussion of impairment charges we recognized in 2015 and 2014 related to our goodwill.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of December 31, 2016 and 2015 (in thousands):

	AS OF DECEMBER 31,
	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Customer relationships	$42,614	$(28,804)	$43,668	$(26,278)
Contracts / agreements	35,499	(21,300)	35,769	(17,885)
Noncompete agreements	749	(749)	795	(790)
Total amortizable intangible assets	$78,862	$(50,853)	$80,232	$(44,953)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Licenses	30	--	30	--
Total indefinite-lived intangible assets	30	--	30	--
Total intangible assets	$78,892	$(50,853)	$80,262	$(44,953)

Please see Note 3 – Impairment Charges for a discussion of impairment charges we recognized in 2015 and 2014 related to our intangible assets.

The weighted average remaining amortization period for all intangible assets, other than indefinite-lived intangibles, was 4.1 years as of December 31, 2016 and 5.1 years as of December 31, 2015. Total amortization expense is expected to be $6.9 million in 2017 through 2020 and $0.2 million in 2021. Amortization expense was $7.2 million, $7.6 million and $9.6 million in the years ended December 31, 2016, 2015 and 2014, respectively.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	DEBT

As of December 31, 2016 and 2015, long-term debt consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
U.S. term loan, which matures on May 28, 2019; weighted average interest rate of 3.8% for the twelve month period ended December 31, 2016	$24,375	$49,375
Canadian term loan, which matures on May 28, 2019; 1.25% of aggregate principal repayable per quarter beginning December 31, 2015; weighted average interest rate of 4.1% for the twelve month period ended December 31, 2016	293,763	300,165
U.S. revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.7% for the twelve month period ended December 31, 2016	--	--
Canadian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 4.3% for the twelve month period ended December 31, 2016	23,089	52,020
Canadian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 4.9% for the twelve month period ended December 31, 2016	9,533	--
Australian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.2% for the twelve month period ended December 31, 2016	6,507	--
	357,267	401,560
Less: Unamortized debt issuance costs	3,996	4,683
Total debt	353,271	396,877
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	15,471	17,461
Long-term debt, less current maturities	$337,800	$379,416

Scheduled maturities of long-term debt as of December 31, 2016 are as follows (in thousands):

2017	$15,667
2018	15,667
2019	325,933
$357,267

Amended Credit Facility

As of December 31, 2016, our revolving credit facility consisted of (i) a $350.0 million, revolving credit facility scheduled to mature on May 28, 2019, allocated as follows: (A) a $50.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrower, (B) a $100.0 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrower, (C) a $100.0 million senior secured revolving credit facility in favor of Civeo, as borrower, and (D) a $100.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower, and (ii) a $350.0 million, term loan facility scheduled to mature on May 28, 2019 in favor of Civeo (collectively, the Amended Credit Facility).

On February 17, 2017, the third amendment to the Amended Credit Facility became effective, which:

●

Provided for the reduction by US$75 million of the aggregate revolving loan commitments under the Amended Credit Facility, to a maximum principal amount of $275 million. Accordingly, after the reduction, the revolving credit facility consists of (A) a $40.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrower, (B) a $90.0 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers, (C) a $60.0 million senior secured revolving credit facility in favor of Civeo, as borrower, and (D) a $85.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower;

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

●

(i) Established one additional level to the total leverage-based grid such that the interest rates for the loans range from LIBOR +2.25% to LIBOR +5.50% and (ii) increased the undrawn commitment fee from a range of 0.51% to 1.13% to a range of 0.51% to 1.24% based on total leverage;

●	Adjusted the maximum leverage ratio financial covenant, as follows; and

Period Ended	Maximum Leverage Ratio
December 31, 2016 (no change)	5.50	:	1.00
March 31, 2017 (no change)	5.25	:	1.00
June 30, 2017 (no change)	5.25	:	1.00
September 30, 2017	5.85	:	1.00
December 31, 2017	5.85	:	1.00
March 31, 2018	5.85	:	1.00
June 30, 2018	5.85	:	1.00
September 30, 2018	5.85	:	1.00
December 31, 2018	5.50	:	1.00
March 31, 2019 & thereafter	5.25	:	1.00

●	Provided for other technical changes and amendments to the Amended Credit Facility.

U.S. dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 5.50%, or a base rate plus 1.25% to 4.50%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Facility). Canadian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to CDOR plus a margin of 2.25% to 5.50%, or a base rate plus a margin of 1.25% to 4.50%, in each case based on a ratio of our consolidated total leverage to EBITDA (as defined in the Amended Credit Facility). Australian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to BBSY plus a margin of 2.25% to 5.50%, based on a ratio of our consolidated total leverage to EBITDA (as defined in the Amended Credit Facility).

The Amended Credit Facility contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Facility) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.50 to 1.0 (as of December 31, 2016). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Facility. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with these covenants as of December 31, 2016.

As of December 31, 2016, we have 15 lenders in our Amended Credit Facility with commitments ranging from $1.2 million to $135.7 million. As of December 31, 2016, we had outstanding letters of credit of $0.4 million under the U.S facility, $0.6 million under the Australian facility and $0.6 million under the Canadian facility.

Borrowings under the Amended Credit Facility are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Obligations under the Amended Credit Facility are guaranteed by our significant subsidiaries.

In addition to the Amended Credit Facility, we have an A$2.0 million bank guarantee facility, which matures March 31, 2017. There were bank guarantees of A$0.8 million under this facility outstanding as of December 31, 2016.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	RETIREMENT PLANS

We sponsor defined contribution plans. Participation in these plans is available to substantially all employees. We recognized expense of $6.4 million, $9.6 million and $16.3 million, respectively, related to matching contributions under our various defined contribution plans during the years ended December 31, 2016, 2015 and 2014, respectively. A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will generally have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized as an employee benefit expense in profit or loss in the periods during which services are rendered by employees.

Canadian Retirement Savings Plan

We offer a defined contribution retirement plan to our Canadian employees. In Canada, we contribute, on a matched basis, an amount up to 5% of each Canadian based, salaried employee’s earnings (base salary plus annual incentive compensation) to the legislated maximum for a Deferred Profit Sharing Plan (DPSP – Maximum for 2016 - $13,005). DPSP is a form of defined contribution retirement savings plan governed by Canadian Federal Tax legislation which provides for deferral of tax on deposit and investment return until removed from the plan to support retirement income. Employer contributions vest upon the completion of two years of service. Employee contributions are required in order to be eligible for the DPSP employer matching. Maximum employer matching (5% noted above) is attained with (6%) employee contribution which would go into a Group Registered Retirement Savings Plan (GRRSP). The two plans work in tandem. Contributions to the “Retirement Savings Plan” for Canadian employees are subject to the annual maximum total registered savings limit of $25,370 in 2016 as set out in the Canadian Tax Act.

Australian Retirement Savings Plan

Our Australian subsidiary contributes to various defined contribution plans for its employees in accordance with legislation governing the calculation of the Superannuation Guarantee Surcharge (SGC). SGC is contributed by the employer at a rate of 9.5% of the base salary of an employee, capped at the legislated maximum contribution base which is indexed annually.

Our Australian subsidiary makes no investment decisions on behalf of the employee and has no obligations other than to remit the defined contributions to the plan selected by each individual employee.

U.S. Retirement Savings Plan

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 75% of their base and cash incentive compensation (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 4% employee contribution and 50% match on the next 2% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and then are fully vested thereafter.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	ASSET RETIREMENT OBLIGATIONS

AROs at December 31, 2016 and 2015 were (in thousands):

	2016	2015

Asset retirement obligations	$17,584	$17,299
Less: Asset retirement obligations due within one year*	2,374	--
Long-term asset retirement obligations	$15,210	$17,299

*	Classified as a current liability on the consolidated balance sheets, under the caption “Other current liabilities.” Related to remediation work planned for 2017.

Total expense related to the ARO was $1.4 million, $1.3 million and $0.3 million in 2016, 2015 and 2014, respectively.

During the years ended December 31, 2016, 2015 and 2014, our ARO changed as follows (in thousands):

	2016	2015	2014
Balance as of January 1	$17,299	$21,610	$6,095
Accretion of discount	1,351	1,292	336
New obligations	--	81	797
Change in estimates of existing obligations	(1,182)	(2,366)	14,838
Settlement of obligations	(376)	(132)	--
Foreign currency translation	492	(3,186)	(456)
Balance as of December 31	$17,584	$17,299	$21,610

During 2014, our estimates of existing obligations increased by $14.8 million. The change in estimate was the result of acceleration of the timing of estimated expenditures, due to new information received during 2014 and higher expected expenditures for remediation, as a result of current estimates of costs expected to be incurred.

12.	INCOME TAXES

The Company’s operations are conducted through its various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned. For the years ended December 31, 2016 and 2015, Civeo Canada is the public parent registered under the laws of British Columbia, Canada. For the year ended December 31, 2014, Civeo US, a Delaware corporation, was the public parent registered in the U.S.

Income tax provision (benefit). Pre-tax income (loss) for the years ended December 31, 2016, 2015 and 2014 consisted of the following (in thousands):

	2016	2015	2014
Canada operations	$(87,234)	$(73,691)	$119,509
Foreign operations	(28,698)	(90,062)	(275,792)
Total	$(115,932)	$(163,753)	$(156,283)

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the income tax provision (benefit) for the years ended December 31, 2016, 2015 and 2014 consisted of the following (in thousands):

	2016	2015	2014
Current:
Canada	$(8,646)	$(820)	$27,046
Foreign	1,749	1,906	--
Total	$(6,897)	$1,086	$27,046

Deferred:
Canada	$(12,169)	$(2,707)	$23
Foreign	(1,039)	(31,468)	4,310
Total	$(13,208)	$(34,175)	$4,333

Total Provision (Benefit)	$(20,105)	$(33,089)	$31,379

The income tax provision (benefit) differs from an amount computed at Canadian statutory rates for the years ended December 31, 2016 and 2015 and at U.S. statutory rates for the years ended December 31, 2014 (in thousands) was as follows:

	2016		2015		2014
Federal tax provision (benefit) at statutory rates	$(31,302)	27.0%	$(44,213)	27.0%	$(54,699)	35.0%
Effect of foreign income tax, net	(6,593)	5.7%	(15,088)	9.2%	(10,599)	6.8%
Goodwill impairment	--	--	11,533	(7.0%)	19,798	(12.7%)
Valuation allowance	15,051	(13.0%)	11,189	(6.8%)	51,369	(32.9%)
Tax on future unremitted earnings	--	--	(25,306)	15.4%	26,077	(16.7%)
Tax effects of restructuring	3,038	(2.6%)	17,600	(10.8%)	--	--
Deemed income from foreign subsidiaries	1,108	(1.0%)	4,190	(2.6%)	--	--
Enacted tax rate change	712	(0.6%)	3,332	(2.0%)	--	--
Other, net	(2,119)	1.8%	3,674	(2.2%)	(567)	0.4%
Net income tax provision (benefit)	$(20,105)	17.3%	$(33,089)	20.2%	$31,379	(20.1%)

Deferred Tax Liabilities and Assets. The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015
Deferred tax assets:
Net operating loss	$49,810	$12,528
Foreign tax credits	--	58,906
Allowance for doubtful accounts	--	--
Employee benefits	6,952	5,326
Deductible goodwill and other intangibles	45,262	43,857
Other reserves	4,773	6,342
Unearned revenue	1,776	2,894
Other	1,588	1,893
Deferred tax assets	110,161	131,746
Valuation allowance	(76,157)	(115,087)
Deferred tax assets, net	$34,004	$16,659
Deferred tax liabilities:
Depreciation	$(42,701)	$(41,312)
Investment	(497)	(738)
Deferred tax liabilities	(43,198)	(42,050)
Net deferred tax liability	$(9,194)	$(25,391)

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

NOL and Tax Credit Carryforwards. The following table summarizes net operating loss (NOL) and tax credit carryforwards at December 31, 2016 (in thousands):

	Amount	Expiration Period
Net operating loss carryforwards:
Canada	$80,307	Begins to expire in 2035
Australia	51,286	Does not expire
U.S. – Federal	21,138	Expires in 2036
U.S. – State	111,242	Begins to expire in 2020

Change in Valuation Allowance. Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future.

Changes in our valuation allowance for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Foreign Tax Credits	Deferred Tax Assets	Other		Total
Balance as of December 31, 2014	$--	$(49,523)	$	---	$(49,523)
Change in income tax provision	--	(9,834)		(1,355)	(11,189)
Tax effects of restructuring	(58,906)	--		--	(58,906)
Other change	--	(309)		(545)	(854)
Foreign currency translation	--	5,367		18	5,385
Balance as of December 31, 2015	(58,906)	(54,299)		(1,882)	(115,087)
Change in income tax provision	--	(6,834)		(8,217)	(15,051)
Write-off of U.S. foreign tax credits	58,906	--		--	58,906
Other change	--	(285)		(4,969)	(5,254)
Foreign currency translation	--	2		327	329
Balance as of December 31, 2016	$--	$(61,416)		$(14,741)	$(76,157)

As a result of the internal restructuring, a full valuation allowance was placed against excess foreign tax credits totaling $58.9 million in 2015. The excess foreign tax credits were written-off against the valuation allowance in 2016 because of the remote likelihood that the foreign tax credits will be utilized.

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

At December 31, 2015 and 2016, due to the internal restructuring in connection with the Redomicile Transaction, we have no undistributed earnings of foreign subsidiaries subject to income tax in Canada.

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

Our Canadian federal tax returns subsequent to 2009 are subject to audit by the Canada Revenue Agency. Our Australian subsidiary’s federal income tax returns subsequent to 2012 are open for review by the Australian Taxation Office. Our US subsidiary’s federal tax returns from 2014 are subject to audit by the US Internal Revenue Service.

The total amount of unrecognized tax benefits as of December 31, 2016 and 2015 was zero and $0.7 million, respectively. The unrecognized tax benefits, if recognized, would affect the effective tax rate. We accrue interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. As of December 31, 2016 and 2015, we had accrued zero and $0.3 million, respectively, of interest expense and penalties.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Balance as of January 1	$679	$679	$679
Additions for tax positions of prior years	--	--	--
Reductions for tax positions of prior years	--	--	--
Reductions for settlements	--	--	--
Lapse of the applicable statute of limitations	(679)	--	--
Balance as of December 31	$--	$679	$679

During the third quarter of 2015, management determined that, based upon ongoing communications with the Australian taxing authority and status of the current examination, an uncertain tax liability of approximately $8.1 million related to tax positions taken on previously filed Australian returns should be recorded. In the fourth quarter of 2015, the examination was concluded in our favor. As a result, in the fourth quarter 2015, we reversed the uncertain tax liability.

During 2016, management determined that, based upon the status of current examinations, an uncertain tax liability of $0.7 million was reversed.

13.	COMMITMENTS AND CONTINGENCIES

We lease a portion of our equipment, office space, computer equipment, automobiles and trucks under leases which expire at various dates.

Minimum future operating lease obligations in effect at December 31, 2016, were as follows (in thousands):

2017	$4,260
2018	3,467
2019	3,065
2020	2,835
2021	1,822
Thereafter	7,920
Total	$23,369

Rental expense under operating leases was $6.0 million, $7.6 million and $8.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $3.4 million from $366.3 million at December 31, 2015 to $362.9 million at December 31, 2016, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during 2016 were primarily driven by the Canadian dollar increasing in value compared to the U.S. dollar and the Australian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.2 billion and A$0.5 billion, respectively, at December 31, 2016.

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

In connection with the assumption of these plans, each plan was amended or deemed amended to provide that, as of the effectiveness of the Redomicile Transaction, the plans would include provisions, as applicable, reflecting the Redomicile Transaction and its effects, including changes made to reflect the fact that Civeo Canada common shares will be issued to satisfy awards issued or granted under such plan. Additionally, the Civeo Plan was further amended to comply with applicable Canadian law, including with respect to grants to Canadian employees.

Share-based compensation expense recognized in the years ended December 31, 2016, 2015 and 2014 totaled $9.9 million, $5.6 million and $8.9 million, respectively. Share-based compensation expense is reflected in Selling, general and administrative (SG&A) expense in our consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for share based compensation arrangements was approximately $0.6 million , $0.3 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Options to Purchase Common Shares

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the option at the time of grant. The dividend yield on Oil States’ common stock was assumed to be zero since they did not pay dividends and had no plans to do so prior to the Spin-Off. The expected market price volatility of Oil States’ common stock was based on an estimate made by them that considers the historical and implied volatility of its common stock as well as a peer group of companies over a time period equal to the expected term of the option. The expected life of the options awarded in 2014 was based on a formula considering the vesting period, term of the options awarded and past experience. No options were awarded in 2016 or 2015. Information for periods prior to the Spin-Off is based on stock option awards for Oil States’ common stock.

2014 (prior to Spin-Off)
Risk-free weighted interest rate	1.27%
Expected life (in years)	4.1
Expected volatility	38%

A total of 120,799 Oil States stock options were converted to 554,738 Civeo stock options at May 30, 2014, in connection with the Spin-Off. As such, no grant, exercise or cancellation activity occurred on Civeo stock option awards prior to May 30, 2014. The following table presents the changes in stock options outstanding and related information for our employees during the years ended December 31, 2016, 2015 and 2014:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value (Thousands)
Outstanding Options at May 30, 2014	554,738	$11.14
Granted	--	--
Exercised	(12,628)	11.95
Forfeited / Expired	(9,184)	16.43
Outstanding Options at December 31, 2014	532,926	$11.03	3.4	$66,130
Granted	--	--
Exercised	(137,771)	3.63
Forfeited / Expired	(4,821)	16.43
Outstanding Options at December 31, 2015	390,334	$13.58	3.5	$--
Granted	--	--
Exercised	--	--
Forfeited / Expired	(224,448)	10.33
Outstanding Options at December 31, 2016	165,886	$17.98	4.6	$--

Exercisable Options at December 31, 2015	327,201	$12.43	2.8	$--
Exercisable Options at December 31, 2016	145,804	$17.67	4.4	$--

The total intrinsic value of options exercised by our employees during 2016, 2015 and 2014 for periods subsequent to the Spin-Off was zero, less than $100,000 and $0.2 million, respectively. The total intrinsic value of options exercised by our employees during 2014 for periods prior to the Spin-Off was $5.0 million. Oil States received all cash from option exercises during 2014 for periods prior to the Spin-Off. The tax benefits realized for the tax deduction from options exercised during 2016, 2015 and 2014 for periods subsequent to the Spin-Off totaled zero, less than $100,000 and zero, respectively. The tax benefits realized by Oil States for the tax deduction from stock options exercised during 2014 for periods prior to the Spin-Off totaled $0.2 million.

At December 31, 2016, unrecognized compensation cost related to options was less than $100,000, which is expected to be recognized over a weighted average period of 1 year.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes information for outstanding options of our employees at December 31, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding as of December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2016	Weighted Average Exercise Price

	$16.43		67,155	3.90	$16.43	67,155	$16.43
	$17.48		36,737	5.04	$17.48	29,275	$17.48
	$18.43		34,441	4.15	$18.43	34,441	$18.43
	$21.87		27,553	6.56	$21.87	14,933	$21.87
$16.43	-	$21.87	165,886	4.64	$17.98	145,804	$17.67

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

The following table presents the changes in restricted share and deferred share awards outstanding and related information for our employees during the years ended December 31, 2016, 2015 and 2014:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at May 30, 2014	435,999	$18.87
Granted	188,005	21.14
Vested	(19,358)	13.87
Forfeited	(27,764)	18.75
Nonvested shares at December 31, 2014	576,882	$19.78
Granted	1,208,642	3.61
Vested	(248,215)	18.17
Forfeited	(223,745)	7.54
Nonvested shares at December 31, 2015	1,313,564	$7.29
Granted	584,283	1.64
Vested	(526,628)	8.15
Forfeited	(72,847)	7.04
Nonvested shares at December 31, 2016	1,298,372	$4.41

The weighted average grant date fair value per share for restricted share and deferred share awards granted during 2016, 2015 and during 2014 subsequent to the Spin-Off was $1.64, $3.61 and $21.14, respectively. The weighted average grant date fair value per share for restricted stock and deferred stock awards granted in 2014 for periods prior to the Spin-Off $100.43. The total fair value of restricted share and deferred share awards vested during 2016, 2015 and 2014 for periods subsequent to the Spin-Off was $0.6 million, $0.9 million and $0.4 million, respectively. The total fair value of restricted stock and deferred stock awards vested during 2014 for periods prior to the Spin-Off was $2.7 million. At December 31, 2016, unrecognized compensation cost related to restricted share and deferred share awards was $4.2 million, which is expected to be recognized over a weighted average period of 1.6 years.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Phantom Share Awards

Each phantom share award is equal in value to one common share. Upon vesting, each recipient will receive a lump sum cash payment equal to the fair market value of a common share on the respective vesting date. These awards are accounted for as a liability that is remeasured at each reporting date until paid.

The following table presents the changes in phantom share awards outstanding and related information for our employees during the years ended December 31, 2016, 2015 and 2014:

	Awards Granted under the Civeo Plan	Awards Granted under the Canadian Long- Term Incentive Plan
Nonvested shares at May 30, 2014	--	565,706
Granted	--	10,077
Vested	--	(109,455)
Forfeited	--	(33,447)
Nonvested shares at December 31, 2014	--	432,881
Granted	517,145	1,403,306
Vested	--	(202,284)
Forfeited	(48,823)	(304,025)
Nonvested shares at December 31, 2015	468,322	1,329,878
Granted	3,732,763	3,099,194
Vested	(117,081)	(491,149)
Forfeited	(253,309)	(1,498,654)
Nonvested shares at December 31, 2016	3,830,695	2,439,269

At December 31, 2016, the balance of the liability for the phantom share awards was $4.1 million. For the years ended December 31, 2016, 2015 and 2014, we made phantom share cash payments of $0.5 million, $0.8 million and $3.9 million, respectively. At December 31, 2016, unrecognized compensation cost related to phantom shares was $9.7 million, as remeasured at December 31, 2016, which is expected to be recognized over a weighted average period of 2.1 years. The weighted average grant date fair value of phantom shares granted during the years ended December 31, 2016 and 2015 and the period from May 30, 2014 to December 31, 2014 was $0.91, $3.68 and $23.17, respectively.

Performance Share Awards

On February 23, 2016, we granted 2,400,606 performance awards under the Civeo Plan, which cliff vest in three years on February 23, 2019. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return (TSR) rank among a peer group of 12 other companies. Shareholder approval to grant these awards as equity awards to be settled in shares was obtained on May 12, 2016. Accordingly, the awards are being accounted for as equity awards, with a fair value of $3.18 calculated as of May 12, 2016.

The fair value of each performance award was estimated on the date of shareholder approval using a Monte Carlo simulation pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the performance share at the time of grant. The dividend yield on our common shares was assumed to be zero since we do not currently pay dividends. The expected market price volatility of our common shares was based on an estimate that considers the historical and implied volatility of our common shares as well as a peer group of companies over a time period equal to the expected term of the option. The initial TSR performance was based on historical performance of our common shares and the peer group’s common shares.

Risk-free weighted interest rate	0.92%
Expected volatility	90.0%
Initial TSR	93.7%

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents the changes in performance awards outstanding and related information for our employees during the year ended December 31, 2016:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2015	--	$--
Granted	2,400,606	3.18
Vested	--	--
Forfeited	(448,922)	3.18
Nonvested shares at December 31, 2016	1,951,684	$3.18

During the year ended December 31 2016, we recognized compensation expense associated with performance awards totaling $1.9 million. At December 31, 2016, unrecognized compensation cost related to performance awards was $4.3 million, which is expected to be recognized over a weighted average period of 2.2 years.

16.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canadian, Australian and U.S., which represent our strategic focus on work force accommodations.

Financial information by business segment for each of the three years ended December 31, 2016, 2015 and 2014 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
2016
Canada	$278,464	$--	$278,464	$80,837	$(59,351)	$3,773	$548,786
Australia	106,815	--	106,815	45,883	(6,853)	5,682	376,008
United States	11,951	--	11,951	5,433	(24,616)	6	29,799
Corporate, stand-alone adjustments and eliminations	--	--	--	(851)	(4,940)	10,318	(44,147)
Total	$397,230	$--	$397,230	$131,302	$(95,760)	$19,779	$910,446

2015
Canada	$344,249	$--	$344,249	$89,269	$(73,215)	$41,446	$579,816
Australia	135,964	--	135,964	51,392	(24,817)	12,160	424,731
United States	40,146	(2,396)	37,750	11,833	(40,083)	2,170	71,710
Corporate, stand-alone adjustments and eliminations	(2,396)	2,396	--	496	(6,888)	6,675	(9,728)
Total	$517,963	$--	$517,963	$152,990	$(145,003)	$62,451	$1,066,529

2014
Canada	$661,721	$(305)	$661,416	$91,893	$106,580	$218,620	$1,024,990
Australia	213,279	--	213,279	62,924	(155,851)	24,907	669,789
United States	123,328	(55,132)	68,196	20,281	(86,959)	10,901	135,681
Corporate, stand-alone adjustments and eliminations	(55,437)	55,437	--	(128)	(6,661)	(3,270)	(1,299)
Total	$942,891	$--	$942,891	$174,970	$(142,891)	$251,158	$1,829,161

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Financial information by geographic segment for each of the three years ended December 31, 2016, 2015 and 2014, is summarized below (in thousands). Revenues in the U.S. include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Long-lived assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	Canada	Australia	U.S. and Other	Total
2016
Revenues from unaffiliated customers	$278,464	$106,815	$11,951	$397,230
Long-lived assets	431,477	348,293	46,995	826,765

2015
Revenues from unaffiliated customers	$344,249	$135,964	$37,750	$517,963
Long-lived assets	532,419	390,623	56,935	979,977

2014
Revenues from unaffiliated customers	$661,416	$213,279	$68,196	$942,891
Long-lived assets	746,983	519,777	96,120	1,362,880

17.	RELATED PARTY TRANSACTIONS

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

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Parent Company Services Provided and Corporate Allocations

Prior to the Spin-Off, Oil States provided services to and funded certain expenditures of Civeo. The most significant of these services and expenditures were: (1) funding expenditures to settle domestic accounts payable; (2) funding and processing of domestic payroll; (3) share-based compensation; and (4) certain transaction-related expenditures. The consolidated financial statements of Civeo reflect these expenditures. During the year ended December 31, 2014 $41.7 million of expenditures for services received from Oil States or funding for expenditures provided by Oil States were included in the consolidated financial statements.

Prior to the Spin-Off, the consolidated statements of operations also include general corporate expense allocations, which include costs incurred by Oil States for certain corporate functions such as executive management, finance, information technology, tax, internal audit, risk management, legal, human resources and treasury. During the year ended December 31, 2014 we were allocated $2.8 million, in respect of these corporate expenses which are included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Oil States Net Investment

Net transfers to Oil States are included within Oil States net investment on the consolidated balance sheets. The components of the change in Oil States net investment for the year ended December 31, 2014 are as follows (in thousands):

2014
Cash transfers and general financing activities	$(13,255)
Services received or funding for expenditures	41,725
Corporate allocations, including income tax provision (1)	3,950
Net increase in Oil States net investment	$32,420

(1)

Corporate allocations includes the general corporate expense allocations of $2.8 million for the year ended December 31, 2014, the impact of the income tax provision, the allocation of corporate insurance premiums, and the attribution of certain assets and liabilities that have historically been held at the Oil States corporate level, but which are specifically identifiable or otherwise allocable to us. The attributed assets and liabilities are included in Civeo’s consolidated balance sheets.

Supplemental Cash Flow Information

In accordance with the Separation and Distribution Agreement, our affiliate debt with Oil States, which totaled approximately $336.8 million as of May 30, 2014, including accrued interest, was settled through a non-cash capital contribution.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	VALUATION ACCOUNTS

Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Net of Recoveries)	Translation and Other, Net	Balance at End of Period

Year Ended December 31, 2016:
Allowance for doubtful accounts receivable	$1,121	$(110)	$(377)	$4	$638
Valuation allowance for deferred tax assets	115,087	15,051	(53,652)	(329)	76,157

Year Ended December 31, 2015:
Allowance for doubtful accounts receivable	$4,043	$1,004	$(3,844)	$(82)	$1,121
Valuation allowance for deferred tax assets	49,523	70,095	--	(4,531)	115,087

Year Ended December 31, 2014:
Allowance for doubtful accounts receivable	$3,656	$503	$(51)	$(65)	$4,043
Valuation allowance for deferred tax assets	--	49,523	--	--	49,523

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes quarterly financial information for 2016 and 2015 (in thousands, except per share amounts):

	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
2016
Revenues	$95,036	$107,035	$104,238	$90,921
Gross profit(1)	29,093	42,449	36,274	29,764
Net income (loss) attributable to Civeo	(26,822)	(11,486)	(42,131)	(15,949)
Basic earnings (loss) per share	(0.25)	(0.11)	(0.39)	(0.15)
Diluted earnings (loss) per share	(0.25)	(0.11)	(0.39)	(0.15)

2015
Revenues	$170,987	$143,147	$106,544	$97,285
Gross profit(1)	68,076	53,723	36,793	31,758
Net income attributable to Civeo	(16)	(13,461)	(107,685)	(10,597)
Basic earnings per share	0.00	(0.13)	(1.01)	(0.10)
Diluted earnings per share	0.00	(0.13)	(1.01)	(0.10)

(1)	Represents "revenues" less "product costs" and "service and other costs" included in our consolidated statements of operations.

(2)	In the first quarter of 2016, we recognized the following items:
●

Costs associated with our planned migration to Canada of $1.0 million ($0.7 million after-tax, or $0.01 per diluted share), included in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

●

A charge of $8.4 million ($8.4 million after-tax, or $0.05 per diluted share), related to the impairment of certain fixed assets which carrying value we determined not to be recoverable. The charge, which is related to our U.S. segment, is included in Impairment expense on the accompanying consolidated statements of operations.

CIVEO CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

(3)	In the second quarter of 2016, we recognized the following items:
●

Costs associated with our migration to Canada of $0.2 million ($0.2 million after-tax, or $0.00 per diluted share), included in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

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

●

Costs associated with our migration to Canada of $2.4 million ($1.6 million after-tax, or $0.02 per diluted share), included in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

(4)	In the third quarter of 2016, we recognized the following items:
●

A charge of $37.7 million ($27.5 million after-tax, or $0.26 per diluted share), related to mobile camp assets and certain undeveloped land positions in the British Columbia LNG market which carrying value we determined not to be recoverable. The charge, which is related to our Canadian segment, is included in Impairment expense on the accompanying consolidated statements of operations.

In the third quarter of 2015, we recognized the following items:
●

Goodwill impairment losses of $43.2 million ($43.2 million after-tax, or $0.40 per diluted share), which are related to our Canadian segment, and are included in Impairment expense on the accompanying consolidated statements of operations.

●

Fixed asset and intangible asset impairment losses of $67.5 million ($46.9 million after-tax, or $0.44 per diluted share), of which $20.5 million related to our U.S. segment, $24.0 million related to our Australian segment and $23.0 million related to our Canadian segment, and is included in Impairment expense on the accompanying consolidated statements of operations. The Canadian segment included $11.9 million related to assets that should have been impaired in the fourth quarter of 2014. We determined that the error was not material to our financial statements for the year ended December 31, 2014 and therefore corrected the error in the third quarter of 2015.

●

Costs associated with our migration to Canada of $1.5 million ($1.0 million after-tax, or $0.01 per diluted share), included in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

●	$1.5 million, or $0.01 per diluted share, of losses incurred on extinguishment of debt.

(5)	In the fourth quarter of 2016, there were no significant items recognized.

In the fourth quarter of 2015, we recognized the following items:
●

Costs associated with our migration to Canada of $1.9 million ($1.2 million after-tax, or $0.01 per diluted share), included in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

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

On February 7, 2017, we closed a public offering of 23,000,000 common shares at $3.00 per share. We expect to use the net proceeds of $64.9 million from the offering to repay amounts outstanding under our revolving credit facilities and for general corporate purposes.

On February 17, 2017, we amended our Amended Credit Facility. Please see Note 9 – Debt for further information.

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

3.1	Notice of Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

3.2	Amended and Restated Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36246) filed on May 13, 2016).

4.1	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

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

10.9†	Performance Share Award Program under the 2014 Equity Participation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on April 28, 2016).

10.10†

Form of Performance Share Award Agreement under the 2014 Equity Participation Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on April 28, 2016).

10.11†	Form of Civeo Corporation Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.12†	Form of Canadian Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

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

10.15†	Form of Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.16†	Form of Deferred Stock Agreement (Australia) (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.17†	Form of Deferred Stock Agreement (Canada) (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.18†	Form of Executive Agreement of Bradley J. Dodson (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.19†

Form of Phantom Unit Agreement under the 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-36246) filed on March 13, 2015).

10.20†

Executive Agreement between Civeo Corporation and Frank C. Steininger, dated May 4, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on May 7, 2015).

10.21†

Executive Services Agreement, dated May 30, 2012, between Peter McCann and The Mac Services Group Pty Ltd. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.22†	Dual Employment Agreement of Bradley J. Dodson (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.23†	Dual Employment Agreement of Frank C. Steininger (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.24†

Executive Agreement between Civeo Corporation and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.25†

Variation to Executive Services Agreement between Civeo Pty Ltd and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.26†

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

10.29†

Executive Change of Control Severance Agreement between Civeo Corporation and Allan Schoening, dated July 13, 2015 (incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.30†

Executive Agreement between Civeo Corporation and Allan Schoening, dated December 15, 2014 (incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.31

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

10.32

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

10.33†*		Amendment to Civeo Corporation 2014 Equity Participation Plan.

21.1*		List of Significant Subsidiaries of Civeo Corporation.

23.1*		Consent of Ernst & Young LLP.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

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