Form 10-Q
period 2017-03-31
Civeo Corp
filed 2017-04-27
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "accelerated filer," "large accelerated filer," "smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large Accelerated Filer [ ]	Accelerated Filer [X]	Emerging Growth Company [ ]

Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X ]

The Registrant had 132,008,760 common shares outstanding as of April 21, 2017.

CIVEO CORPORATION

INDEX

Page No.
Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Financial Statements
Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016	3
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2017 and 2016	4
Consolidated Balance Sheets – as of March 31, 2017 (unaudited) and December 31, 2016	5
Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2017 and 2016	6
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016	7
Notes to Unaudited Consolidated Financial Statements	8 – 15

Cautionary Statement Regarding Forward-Looking Statements	16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits	31

(a) Index of Exhibits	31

Signature Page	32

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
Revenues:
Service and other	$89,861	$91,767
Product	1,568	3,269
	91,429	95,036
Costs and expenses:
Service and other costs	59,532	61,377
Product costs	2,140	4,566
Selling, general and administrative expenses	14,210	13,117
Depreciation and amortization expense	32,829	33,555
Impairment expense	--	8,400
Other operating expense	450	218
	109,161	121,233
Operating loss	(17,732)	(26,197)

Interest expense to third-parties	(5,504)	(4,944)
Loss on extinguishment of debt	(842)	(302)
Interest income	10	86
Other income	254	112
Loss before income taxes	(23,814)	(31,245)
Income tax benefit	2,948	4,571
Net loss	(20,866)	(26,674)
Less: Net income attributable to noncontrolling interest	121	148
Net loss attributable to Civeo Corporation	$(20,987)	$(26,822)

Per Share Data (see Note 6)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.17)	$(0.25)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.17)	$(0.25)

Weighted average number of common shares outstanding:
Basic	120,846	106,814
Diluted	120,846	106,814

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016

Net loss	$(20,866)	$(26,674)

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of zero	18,035	29,399
Total other comprehensive income, net of tax	18,035	29,399

Comprehensive income (loss)	(2,831)	2,725
Comprehensive income attributable to noncontrolling interest	(469)	(191)
Comprehensive income (loss) attributable to Civeo Corporation	$(3,300)	$2,534

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	MARCH 31, 2017	DECEMBER 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$27,136	$1,785
Accounts receivable, net	54,034	56,302
Inventories	3,604	3,112
Prepaid expenses	14,545	15,431
Other current assets	5,950	5,938
Total current assets	105,269	82,568
Property, plant and equipment, net	782,143	789,710
Other intangible assets, net	27,738	28,039
Other noncurrent assets	9,876	10,129
Total assets	$925,026	$910,446

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,239	$21,119
Accrued liabilities	10,363	14,378
Income taxes	491	111
Current portion of long-term debt	15,566	15,471
Deferred revenue	5,053	6,792
Other current liabilities	1,952	2,572
Total current liabilities	54,664	60,443
Long-term debt, less current maturities	296,438	337,800
Deferred income taxes	6,556	9,194
Other noncurrent liabilities	28,642	27,019
Total liabilities	386,300	434,456

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common shares (no par value; 550,000,000 shares authorized, 132,167,300 shares and 108,171,329 shares issued, respectively, and 132,008,760 shares and 108,103,048 shares outstanding, respectively)	--	--
Additional paid-in capital	1,378,576	1,311,226
Accumulated deficit	(494,387)	(472,764)
Common shares held in treasury at cost, 158,540 and 68,281 shares, respectively	(344)	(65)
Accumulated other comprehensive loss	(345,243)	(362,930)
Total Civeo Corporation shareholders’ equity	538,602	475,467
Noncontrolling interest	124	523
Total shareholders’ equity	538,726	475,990
Total liabilities and shareholders’ equity	$925,026	$910,446

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2015	$--	$1,305,930	$(376,376)	$--	$(366,309)	$525	$563,770
Net income (loss)	--	--	(26,822)	--	--	148	(26,674)
Currency translation adjustment	--	--	--	--	29,356	43	29,399
Share-based compensation	--	1,115	--	(52)	--	--	1,063
Balance, March 31, 2016	$--	$1,307,045	$(403,198)	$(52)	$(336,953)	$716	$567,558

Balance, December 31, 2016	$--	$1,311,226	$(472,764)	$(65)	$(362,930)	$523	$475,990
Net income (loss)	--	--	(20,987)	--	--	121	(20,866)
Currency translation adjustment	--	--	--	--	17,687	348	18,035
Dividends paid	--	--	--	--	--	(868)	(868)
Cumulative effect of implementation of ASU 2016-09	--	636	(636)	--	--	--	--
Equity offering	--	64,847	--	--	--	--	64,847
Share-based compensation	--	1,867	--	(279)	--	--	1,588
Balance, March 31, 2017	$--	$1,378,576	$(494,387)	$(344)	$(345,243)	$124	$538,726

Common Stock (in thousands)
Balance, December 31, 2016	108,103
Issuance of common shares	23,000
Stock-based compensation.	906
Balance, March 31, 2017	132,009

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(20,866)	$(26,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,829	33,555
Impairment charge	--	8,400
Loss on extinguishment of debt	842	302
Deferred income tax benefit	(3,120)	(7,592)
Non-cash compensation charge	1,867	1,115
Gains on disposals of assets	(416)	(39)
Provision for loss on receivables, net of recoveries	(60)	(135)
Other, net	795	1,082
Changes in operating assets and liabilities:
Accounts receivable	3,258	4,353
Inventories	(440)	792
Accounts payable and accrued liabilities	(4,521)	(250)
Taxes payable	320	(2,395)
Other current assets and liabilities, net	(640)	(1,184)
Net cash flows provided by operating activities	9,848	11,330

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(3,883)	(4,761)
Proceeds from disposition of property, plant and equipment	578	1,599
Other, net	--	(302)
Net cash flows used in investing activities	(3,305)	(3,464)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	64,847	--
Revolving credit borrowings	34,904	117,106
Revolving credit repayments	(74,868)	(99,021)
Term loan repayments	(3,947)	(29,055)
Debt issuance costs	(1,772)	(2,035)
Other, net	(279)	(52)
Net cash flows provided by (used in) financing activities	18,885	(13,057)

Effect of exchange rate changes on cash	(77)	322
Net change in cash and cash equivalents	25,351	(4,869)
Cash and cash equivalents, beginning of period	1,785	7,837

Cash and cash equivalents, end of period	$27,136	$2,968

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business and Certain Recent Developments

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

On February 7, 2017, we closed a public offering of 23,000,000 common shares at $3.00 per share. We used a portion of the net proceeds of $64.8 million from the offering to repay amounts outstanding under several revolving credit facilities provided by our primary credit agreement (the Credit Agreement) and expect to use the remaining proceeds for general corporate purposes.

On February 17, 2017, the third amendment to the Credit Agreement (as so amended, the Amended Credit Agreement) became effective, which: (i) reduced the aggregate revolving loan commitments; (ii) added one additional level to the total leverage-based grid for determining interest rates; and (iii) increased the maximum leverage ratio allowed under the Amended Credit Agreement. For further information, please see Note 7 – Debt.

During the quarter ended March 31, 2017, we incurred costs related to the third amendment to the Credit Agreement totaling $1.8 million, of which $1.7 million has been capitalized as debt issuance costs, and the remaining $0.1 million was included in interest expense. During the quarter ended March 31, 2016, we incurred costs related to a prior amendment to the Credit Agreement totaling $2.1 million, of which $2.0 million has been capitalized as debt issuance costs, and the remaining $0.1 million was included in interest expense.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this report to “dollars” or “$” are to U.S. dollars.

The accompanying unaudited consolidated financial statements of Civeo have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) has been condensed or omitted pursuant to those rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which Civeo considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of Civeo at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year.

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

The financial statements included in this report should be read in conjunction with our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

2.	RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (the FASB), which are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards or other guidance updates, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This new standard requires companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. ASU 2016-09 is effective for financial statements issued for reporting periods beginning after December 15, 2016 and interim periods within the reporting periods. The changes to the accounting for forfeitures and excess tax benefits or deficiencies should be applied using a modified retrospective transition method with a cumulative-effect adjustment to retained earnings. Effective with this quarterly report on Form 10-Q, we have adopted this standard effective January 1, 2017. Upon adoption of this standard, we no longer estimate forfeitures in advance and now recognize forfeitures as they occur and have reflected a cumulative effect adjustment of $0.6 million to accumulated deficit in the accompanying unaudited consolidated balance sheet as of March 31, 2017. In addition, this new standard requires that companies classify the cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation as a financing activity. As a result of our withholding of shares for tax-withholding purposes, during the year ended December 31, 2016, we withheld approximately 68,000 shares at a total value of $0.1 million. As a result of our adoption of ASU 2016-09, we reclassified $0.1 million of tax-withholdings from operating activities to financing activities on the accompanying unaudited consolidated statement of cash flows for the three months ended March 31, 2016.

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

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606).  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017.  Accordingly, we plan to adopt this standard in the first quarter of 2018.  ASC 606 allows either full retrospective or modified retrospective transition, and we currently plan to use the modified retrospective method of adoption. We are continuing to evaluate the impact of this new standard on our consolidated financial statements upon adoption. Our approach includes performing a detailed review of key contracts representative of our different businesses and comparing historical accounting policies and practices to the new standard.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of March 31, 2017 and December 31, 2016, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the first quarter of 2016, we wrote down certain long-lived assets to fair value. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions.

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2017 and December 31, 2016 is presented below (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable, net:
Trade	$36,209	$39,442
Unbilled revenue	17,624	16,063
Other	787	1,435
Total accounts receivable	54,620	56,940
Allowance for doubtful accounts	(586)	(638)
Total accounts receivable, net	$54,034	$56,302

	March 31, 2017	December 31, 2016
Inventories:
Finished goods and purchased products	$1,963	$1,700
Work in process	335	3
Raw materials	1,306	1,409
Total inventories	$3,604	$3,112

	Estimated Useful Life (in years)			March 31, 2017	December 31, 2016
Property, plant and equipment, net:
Land				$42,801	$41,122
Accommodations assets	3	-	15	1,578,066	1,542,806
Buildings and leasehold improvements	5	-	20	27,879	28,104
Machinery and equipment	4	-	15	9,805	9,667
Office furniture and equipment	3	-	7	51,527	29,948
Vehicles	3	-	5	15,005	14,725
Construction in progress				17,382	35,196
Total property, plant and equipment				1,742,465	1,701,568
Accumulated depreciation				(960,322)	(911,858)
Total property, plant and equipment, net				$782,143	$789,710

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	March 31, 2017	December 31, 2016
Accrued liabilities:
Accrued compensation	$7,580	$11,879
Accrued taxes, other than income taxes	2,078	727
Accrued interest	9	194
Other	696	1,578
Total accrued liabilities	$10,363	$14,378

5.	IMPAIRMENT CHARGES

Quarter ended March 31, 2016. During the first quarter of 2016, we recorded an impairment expense of $8.4 million, resulting from the impairment of fixed assets in our U.S. segment, due to a continued reduction of U.S. drilling activity in the Bakken Shale region. These fixed assets were written down to fair value of $3.8 million. We assessed the carrying values of the relevant asset groups to determine if they continued to be recoverable based on estimated future cash flows. Based on that assessment, the carrying values were determined to not be recoverable, and we proceeded to compare the fair value of those assets groups to the respective carrying values.

6.	EARNINGS PER SHARE

The calculation of earnings per share attributable to Civeo is presented below for the periods indicated (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
Basic Loss per Share
Net loss attributable to Civeo	$(20,987)	$(26,822)
Less: undistributed net income to participating securities	--	--
Net loss attributable to Civeo’s common shareholders - basic	$(20,987)	$(26,822)

Weighted average common shares outstanding - basic	120,846	106,814

Basic loss per share	$(0.17)	$(0.25)

Diluted Loss per Share
Net loss attributable to Civeo’s common shareholders - basic	$(20,987)	$(26,822)
Less: undistributed net income to participating securities	--	--
Net loss attributable to Civeo’s common shareholders - diluted	$(20,987)	$(26,822)

Weighted average common shares outstanding - basic	120,846	106,814
Effect of dilutive securities (1)	--	--
Weighted average common shares outstanding - diluted	120,846	106,814

Diluted loss per share	$(0.17)	$(0.25)

(1)

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three months ended March 31, 2017 and 2016. In the three months ended March 31, 2017 and 2016, we excluded from the calculation 1.8 million and 1.4 million share based awards, respectively, since the effect would have been anti-dilutive.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

7.	DEBT

As of March 31, 2017 and December 31, 2016, long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
U.S. term loan, which matures on May 28, 2019; weighted average interest rate of 4.3% for the three-month period ended March 31, 2017	$24,375	$24,375

Canadian term loan, which matures on May 28, 2019; 1.25% of aggregate principal repayable per quarter; weighted average interest rate of 4.5% for the three-month period ended March 31, 2017	292,103	293,763

U.S. revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 6.3% for the three-month period ended March 31, 2017	--	--

Canadian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.2% for the three-month period ended March 31, 2017	--	23,089

Canadian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.2% for the three-month period ended March 31, 2017	--	9,533

Australian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.2% for the three-month period ended March 31, 2017	--	6,507
	316,478	357,267
Less: Unamortized debt issuance costs	4,474	3,996
Total debt	312,004	353,271
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	15,566	15,471
Long-term debt, less current maturities	$296,438	$337,800

We did not have any capitalized interest to net against interest expense for either of the three-month periods ended March 31, 2017 or 2016.

Amended Credit Agreement

As of December 31, 2016, our Credit Agreement, as then amended to date, provided for: (i) a $350.0 million, revolving credit facility scheduled to mature on May 28, 2019, allocated as follows: (A) a $50.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $100.0 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; (C) a $100.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (D) a $100.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $350.0 million term loan facility scheduled to mature on May 28, 2019 in favor of Civeo.

On February 17, 2017, the third amendment to the Credit Agreement became effective, which:

●

provided for the reduction by $75 million of the aggregate revolving loan commitments under the Amended Credit Agreement, to a maximum principal amount of $275 million, allocated as follows: (1) a $40.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (2) a $90.0 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; (3) a $60.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (4) an $85.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower;

●

established one additional level to the total leverage-based grid such that the interest rates for the loans range from the London Interbank Offered Rate (LIBOR) plus 2.25% to LIBOR plus 5.50%, and increased the undrawn commitment fee from a range of 0.51% to 1.13% to a range of 0.51% to 1.24% based on total leverage;

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

●	adjusted the maximum leverage ratio financial covenant, as follows:

Period Ended	Maximum Leverage Ratio
December 31, 2016 (no change)	5.50	:	1.00
March 31, 2017 (no change)	5.25	:	1.00
June 30, 2017 (no change)	5.25	:	1.00
September 30, 2017	5.85	:	1.00
December 31, 2017	5.85	:	1.00
March 31, 2018	5.85	:	1.00
June 30, 2018	5.85	:	1.00
September 30, 2018	5.85	:	1.00
December 31, 2018	5.50	:	1.00
March 31, 2019 & thereafter	5.25	:	1.00

; and

●	provided for other technical changes and amendments to the Amended Credit Agreement.

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 5.50%, or a base rate plus 1.25% to 4.50%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to the Canadian Dollar Offered Rate plus a margin of 2.25% to 5.50%, or a base rate plus a margin of 1.25% to 4.50%, in each case based on a ratio of our consolidated total leverage to EBITDA. Australian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 5.50%, based on a ratio of our consolidated total leverage to EBITDA.

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.25 to 1.0 (as of March 31, 2017). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with all of these covenants as of March 31, 2017.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. There are 15 lenders that are parties to the Amended Credit Agreement, with commitments ranging from $1.1 million to $122.2 million.

8.	INCOME TAXES

Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

We operate primarily in three jurisdictions, Canada, Australia and the U.S., where statutory tax rates range from 27% to 35%. Our effective tax rate will vary from period to period based on changes in earnings mix between these different jurisdictions.

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. As Australia and the U.S. are now loss jurisdictions for tax accounting purposes, Australia and the U.S. have been removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Our income tax benefit for the three months ended March 31, 2017 totaled $2.9 million, or 12.4% of pretax loss, compared to a benefit of $4.6 million, or 14.6% of pretax loss, for the three months ended March 31, 2016. The effective tax rates in 2017 and 2016 were impacted by discrete items totaling $0.6 million and $0.9 million, respectively.

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

Our accumulated other comprehensive loss decreased $17.7 million from $362.9 million at December 31, 2016 to $345.2 million at March 31, 2017, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first quarter of 2017 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.2 billion and A$0.5 billion, respectively, at March 31, 2017.

11.	SHARE BASED COMPENSATION

Our employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board of Directors and the Compensation Committee of our Board of Directors to approve grants of options, awards of restricted shares, performance awards and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 14.0 million Civeo common shares may be awarded under the Civeo Plan.

Outstanding Awards

Options. Compensation expense associated with options recognized in the three months ended March 31, 2017 and 2016 totaled less than $0.1 million and $0.1 million, respectively. At March 31, 2017, unrecognized compensation cost related to options was less than $0.1 million, which is expected to be recognized over a weighted average period of 0.9 years.

Restricted Share / Deferred Share Awards. On February 21, 2017, we granted 1,322,934 restricted share awards and deferred share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 21, 2018.

Compensation expense associated with restricted share awards and deferred share awards recognized in the three-month periods ended March 31, 2017 and 2016 totaled $1.2 million and $1.1 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the three months ended March 31, 2017 and 2016 was $1.3 million and $0.3 million, respectively.

At March 31, 2017, unrecognized compensation cost related to restricted share awards and deferred share awards was $6.9 million, which is expected to be recognized over a weighted average period of 2.4 years.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Phantom Share Awards. On February 21, 2017, we granted 351,022 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 21, 2018. We also granted 163,617 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 21, 2018.

During the three month periods ended March 31, 2017 and 2016, we recognized compensation expense associated with phantom share awards totaling $3.0 million and $0.2 million, respectively. At March 31, 2017, unrecognized compensation cost related to phantom share awards was $12.7 million, as remeasured at March 31, 2017, which is expected to be recognized over a weighted average period of 2.0 years.

Performance Awards. On February 21, 2017, we granted 762,497 performance awards under the Civeo Plan, which cliff vest in three years on February 21, 2020. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group that includes 14 other companies.

During the three-month periods ended March 31, 2017 and 2016, we recognized compensation expense associated with performance awards totaling $0.6 million and $0.1 million, respectively. At March 31, 2017, unrecognized compensation cost related to performance awards was $7.6 million, which is expected to be recognized over a weighted average period of 2.4 years.

12.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on workforce accommodations.

Financial information by reportable segment for each of the three months ended March 31, 2017 and 2016 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from Unaffiliated Customers	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Total Assets
Three months ended March 31, 2017
Canada	$60,506	--	$60,506	$18,413	$(5,006)	$1,051	$546,642
Australia	27,016	--	27,016	11,822	(1,201)	855	387,196
U.S.	3,907	--	3,907	1,190	(2,802)	424	30,523
Corporate and eliminations	--	--	--	1,404	(8,723)	1,553	(39,335)
Total	$91,429	$--	$91,429	$32,829	$(17,732)	$3,883	$925,026

Three months ended March 31, 2016
Canada	$65,522	--	$65,522	$20,339	$(9,699)	$1,047	$605,414
Australia	25,510	--	25,510	11,178	(1,622)	607	432,314
U.S.	4,004	--	4,004	1,906	(13,599)	--	58,633
Corporate and eliminations	--	--	--	132	(1,277)	3,107	(13,082)
Total	$95,036	$--	$95,036	$33,555	$(26,197)	$4,761	$1,083,279

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including "may," "expect," "anticipate," "estimate," "continue," "believe" or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including factors expected to impact supply and demand, as well as our expectations about capital expenditures in 2017 and beliefs with respect to liquidity needs. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Forward-Looking Statements,” and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2016 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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

Macroeconomic Environment

We provide workforce accommodations to the natural resource industry in Canada, Australia and the U.S. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase; and (2) the operations or production phase. Historically, initial demand for our services has been driven by our customers’ capital spending programs related to the construction and development of oil sands and coal mines and associated infrastructure as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by continued development and expansion of natural resource production and operation of oil sands and mining facilities. In general, industry capital spending programs are based on the outlook for commodity prices, economic growth and estimates of resource production. As a result, demand for our products and services is largely sensitive to expected commodity prices, principally related to crude oil, metallurgical (met) coal and natural gas.

In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands accommodations customers. Pricing for WCS is driven by several factors, including the underlying price for West Texas Intermediate (WTI) crude and the availability of transportation infrastructure. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and limited capacity to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. The WCS Differential has varied depending on the extent of transportation capacity availability.

During the first quarter of 2016, global oil prices dropped to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. With falling Brent Crude and WTI oil prices, WCS also fell. Prices began to increase in March 2016, and have continued to increase in the first quarter of 2017. WCS prices in the first quarter of 2017 averaged $38.09 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $83.78 in the second quarter of 2014. The WCS Differential decreased from $16.10 per barrel at the end of the fourth quarter of 2016 to $11.40 per barrel at the end of the first quarter of 2017. As of April 21, 2017, the WTI price was $49.27 and the WCS price was $39.27, resulting in a WCS Differential of $10.00.

There remains a risk that prices for Canadian oil sands crude oil related products could deteriorate or remain at current depressed levels for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The depressed price levels through the first quarter of 2016 negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our services in late 2014 and throughout 2015 and 2016. Although we have seen an uplift in oil prices in late 2016 and into 2017, we are not expecting significant improvement in customer activity in the near-term, as we anticipate that our customers’ capital spending will generally lag increased oil prices by nine to 12 months. However, our Canadian oil sands customers could continue to delay maintenance spending and additional investments in their oil sands assets as well.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 5.7% during the first quarter of 2017 compared to the corresponding period in 2016. On March 28, 2017, a Category 4 cyclone made landfall on the coast of Queensland, Australia, temporarily shutting down the majority of Bowen Basin coal export rail infrastructure, causing another spike in met coal spot prices from $152 per metric tonne on March 31, 2017 to over $300 per metric tonne. As of April 21, 2017, met coal spot prices were $263 per metric tonne and benchmark prices for the second quarter of 2017 have not settled. The prior contract met coal price was $285 per metric tonne, significantly higher than the September 2016 contract price of $92.50 per metric tonne. This sudden increase in contract price was primarily due to supply side factors, including Chinese domestic coal production policies and the adverse Australian weather conditions mentioned above, which together restricted met coal supply volumes. Despite the increase, we have seen a limited impact on the general willingness of customers to increase activity. We expect that spot prices for met coal will need to be sustained at levels above $150 per metric tonne for at least nine to 12 months before we see any significant impact on customer activity levels and, as a result, the demand for accommodations. Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. Our customers continue to actively implement cost, productivity and efficiency measures to drive down their cost base.

Natural gas and WTI crude oil prices, discussed above, have an impact on the demand for our U.S. accommodations business. With limited export capabilities, U.S. natural gas prices are primarily influenced by domestic supply and demand dynamics and resultant inventory levels. U.S. natural gas production has continued to outpace demand, which has caused prices to continue to be weak relative to historical prices over the past decade. U.S. natural gas inventory levels at March 31, 2017 were 2.1 Tcf, 17% lower than inventory levels from March 31, 2016 but still 15% over seasonally comparable average inventory levels over the past five years. Prices for natural gas in the U.S. averaged $3.06 per mcf in the first quarter of 2017, a 55% increase from the average price in the first quarter of 2016. Although natural gas prices increased slightly in the fourth quarter of 2016 and into 2017, at these levels, it is uneconomic to increase development in several domestic, gas-focused basins. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas increases, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	WCS	Hard	Henry Hub
Quarter	Crude	Crude	Coking Coal (Met Coal)	Natural Gas
ended	(per bbl)	(per bbl)	(per tonne)	(per mcf)
Second Quarter through 4/21/2017	$51.73	$42.03	$ N/A	$3.20
3/31/2017	51.70	38.09	285.00	3.06
12/31/2016	49.16	34.34	200.00	3.18
9/30/2016	44.88	30.67	92.50	2.79
6/30/2016	45.53	32.84	84.00	2.25
3/31/2016	33.41	20.26	81.00	1.98
12/31/2015	42.02	27.82	89.00	2.23
9/30/2015	46.48	31.54	93.00	2.73
6/30/2015	57.64	48.09	109.50	2.73
3/31/2015	48.49	35.03	117.00	2.81
12/31/2014	73.21	57.75	119.00	3.83
9/30/2014	97.60	78.69	120.00	3.95
6/30/2014	103.06	83.78	120.00	4.58
3/31/2014	98.68	77.76	143.00	5.18

__________

(1)	Source: WTI crude and natural gas prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

Overview

As noted above, demand for our services is primarily tied to the outlook for crude oil and met coal prices. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in Canada, Australia, the U.S. and other markets.

Our business is predominantly located in northern Alberta, Canada and Queensland, Australia, and we derive most of our business from resource companies who are developing and producing oil sands and met coal resources and, to a lesser extent, other hydrocarbon and mineral resources. More than three-fourths of our revenue is generated by our large-scale lodge and village facilities. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive accommodations services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years.

Generally, our customers are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives ranging from ten years to in excess of 30 years. Consequently, these investments are dependent on those customers’ long-term views of commodity demand and prices.

In response to decreases in crude oil prices beginning in late 2014, many of our customers in Canada curtailed their operations and spending, and most major oil sands mining operators are continuing to seek to reduce their costs and limit capital spending, thereby limiting the demand for accommodations of the kind we provide. In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region, where our customers continue to implement cost productivity and efficiency measures, in order to drive down their cost base.

In recent months, however, several catalysts have emerged that we believe could have favorable intermediate to long-term implications for our core end markets. Since the announcement by OPEC in late November 2016 to cut production quotas and the subsequent rise in oil prices and oil price expectations, certain operators with steam-assisted gravity drainage operations in the Canadian oil sands have announced increased capital budgets for 2017. In addition, recent regulatory approvals of several major pipeline projects has the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. Additionally, we believe that the Keystone XL pipeline in the U.S., if constructed, would be a positive catalyst for Canadian oil sands producers, as it would bolster confidence in future take-away capacity from the region to U.S. Gulf Coast refineries. In Australia, we believe prices are currently at a level that may contribute to increased activity over the long term.

While we believe that these macroeconomic developments are positive for our customers and for the underlying demand for our accommodations services, we do not expect an immediate improvement in our business and are expecting our full year 2017 revenues and EBITDA to be materially lower compared to 2016. Accordingly, we plan to focus on enhancing the quality of our operations, maintaining financial discipline and proactively managing our business as market conditions continue to evolve.

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

In addition, we were awarded a contract with LNGC to construct a 4,500 person workforce accommodation center (Cedar Valley Lodge) for a proposed liquefaction and export facility in Kitimat, British Columbia. Construction of Cedar Valley Lodge will not commence until LNGC’s joint venture participants have made a positive final investment decision (FID). The FID was originally planned for the end of 2016. However, FID has been delayed until an indeterminate future time. We are currently in discussions with LNGC to extend this contract until a positive FID is made. Should the project ultimately move forward, British Columbia LNG activity could become a material driver of future activity for our Sitka Lodge, as well as for our mobile fleet assets, which are well suited for the related pipeline construction activity. However, should the project, and other potential projects in the area, not move forward, the resulting impact may negatively affect our future results of operations and our existing long-lived assets in Canada, including our Sitka Lodge, and may require us to record material impairment charges equal to the excess of the carrying values of these assets over their fair values. With the delay in the FID, we currently expect that LNGC will continue to utilize rooms at our Sitka Lodge through September 2017 in accordance with the terms of our contract. However, this contract may be extended to a new FID date based upon our current discussions with LNGC. There can be no assurance that LNGC’s joint venture participants will reach a positive FID or that our contracts with LNGC will be extended.

We expanded our Australian room capacity in 2012 and 2013 to meet increasing demand, notably in the Bowen Basin in Queensland and in the Gunnedah Basin in New South Wales to support coal production, and in Western Australia to support LNG and other energy-related projects. In early 2013, a confluence of falling met coal prices, additional carbon and mining taxes on our Australian customers and several years of cost inflation caused several of our customers to curtail or cease production from higher cost mines and delay or materially reduce their growth plans. This negatively affected our ability to expand our room count and led to a decrease in occupancy levels. With supply disruptions in the fourth quarter of 2016 due to Chinese production policy and adverse Australian weather conditions, the supply and demand balance in global met coal has improved. As a result, met coal prices have increased materially. We expect our Australian customers will wait for prices to stabilize above $150/tonne before significantly increasing their spending, which may take nine months or longer.

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. Generally Accepted Accounting Principles (U.S. GAAP) financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.76 for the first quarter of 2017, compared to U.S. $0.73 for the first quarter of 2016, an increase of approximately 4%. The Canadian dollar was valued at an exchange rate of $0.75 on March 31, 2017 and $0.74 on December 31, 2016. The Australian dollar was valued at an average exchange rate of U.S. $0.76 for the first quarter of 2017 compared to U.S. $0.72 for the first quarter of 2016, an increase of approximately 5%. The Australian dollar was valued at an exchange rate of $0.76 on March 31, 2017 and $0.72 on December 31, 2016. These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2017 capital expenditures, exclusive of any business acquisitions, will total approximately $15 million to $18 million, compared to 2016 capital expenditures of $19.8 million. Please see “Liquidity and Capital Resources” below for further discussion of 2017 capital expenditures.

During January 2017, we completed a public offering of 23 million common shares. We used a portion of the net proceeds of $64.8 million from the offering to repay amounts outstanding under several revolving credit facilities provided by our primary credit agreement (the Credit Agreement) and expect to use the remaining proceeds for general corporate purposes.

Results of Operations

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2017 is based on a comparison to the corresponding period of 2016.

Consolidated Results of Operations

	THREE MONTHS ENDED MARCH 31,
	2017	2016	Change
	($ in thousands)
Revenues
Canada	$60,506	$65,522	$(5,016)
Australia	27,016	25,510	1,506
United States and other	3,907	4,004	(97)
Total revenues	91,429	95,036	(3,607)
Costs and expenses
Cost of sales and services
Canada	43,288	47,764	(4,476)
Australia	13,402	12,519	883
United States and other	4,982	5,660	(678)
Total cost of sales and services	61,672	65,943	(4,271)
Selling, general and administrative expenses	14,210	13,117	1,093
Depreciation and amortization expense	32,829	33,555	(726)
Impairment expense	--	8,400	(8,400)
Other operating expense (income)	450	218	232
Total costs and expenses	109,161	121,233	(12,072)
Operating income (loss)	(17,732)	(26,197)	8,465

Interest expense and income, net	(6,336)	(5,160)	(1,176)
Other income	254	112	142
Income (loss) before income taxes	(23,814)	(31,245)	7,431
Income tax benefit	2,948	4,571	(1,623)
Net income (loss)	(20,866)	(26,674)	5,808
Less: Net income attributable to noncontrolling interest	121	148	(27)
Net income (loss) attributable to Civeo	$(20,987)	$(26,822)	$5,835

We reported net loss attributable to Civeo for the first quarter of 2017 of $21.0 million, or $0.17 per diluted share.

We reported net loss attributable to Civeo for the first quarter of 2016 of $26.8 million, or $0.25 per diluted share. As further discussed below, the net loss included (1) an $8.4 million pre-tax loss ($5.5 million after-tax, or $0.05 per diluted share) resulting from the impairment of fixed assets, and (2) a $1.0 million pre-tax loss ($0.7 million after-tax, or $0.01 per diluted share) from costs incurred in connection with our redomicile transaction, included in Selling, general and administrative (SG&A) expenses.

Revenues. Consolidated revenues decreased $3.6 million, or 4%, in the first quarter of 2017 compared to the first quarter of 2016. This decline was largely driven by decreases in Canada due to lower mobile, open camp and product activity, somewhat mitigated by higher lodge occupancy and decreases in Australia due to lower occupancy at our villages in the Bowen Basin. This was partially offset by increases in Australia, resulting from increased occupancy at our villages in Western Australia, as well as stronger Canadian and Australian dollars in 2017 compared to 2016. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $4.3 million, or 6%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to decreases in Canada due to lower mobile, open camp and product activity and in the U.S. due to a focus on cost containment and operational efficiencies. This was partially offset by increases in Australia, as well as stronger Canadian and Australian dollars in the first quarter of 2017 compared to the first quarter of 2016. Please see the discussion of segment results of operations below for further description.

Selling, General and Administrative Expenses. SG&A expense increased $1.1 million, or 8%, in the first quarter of 2017 compared to the first quarter of 2016. This increase was primarily due to higher share-based compensation expense associated with phantom share awards. The increase in share-based compensation was largely due to an increase in our share price during the first quarter of 2017. We use current market prices to remeasure these awards at each reporting date. This increase was partially offset by reduced compensation as a result of workforce reductions in 2016 and lower professional fees when compared to 2016.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.7 million, or 2%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to reduced depreciation expense resulting from impairments recorded in 2016, partially offset by increased depreciation expense associated with an enterprise information system placed in service in 2017.

Impairment Expense. We recorded pre-tax impairment expense of $8.4 million in the first quarter of 2016 related to the impairment of fixed assets in our U.S. segment, due to a continued reduction of U.S. drilling activity in the Bakken Shale region.

Operating Loss. Consolidated operating loss decreased $8.5 million, or 32%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to the impairment expense recorded in the first quarter of 2016, which was not repeated in the first quarter of 2017.

Interest Expense and Interest Income, net. Net interest expense increased by $1.2 million, or 23%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to the 2017 write-off of $0.8 million of debt issuance costs associated with an amendment to the Credit Agreement (as compared to a $0.3 million write-off of debt issuance costs in the first quarter 2016) and higher interest rates on term loan and revolving credit facility borrowings, partially offset by lower amounts outstanding under the revolving credit facility in the first quarter of 2017 as compared to the first quarter of 2016.

Income Tax Benefit. Our income tax benefit for the three months ended March 31, 2017 totaled $2.9 million, or 12.4% of pretax loss, compared to a benefit of $4.6 million, or 14.6% of pretax loss, for the three months ended March 31, 2016. The decrease in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions. In addition, 2017 and 2016 include discrete items totaling $0.6 million and $0.9 million, respectively.

Other Comprehensive Income (Loss). Other comprehensive income decreased $11.4 million in the first quarter of 2017 compared to the first quarter of 2016, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate to the U.S. dollar increased 1% in the first quarter of 2017 compared to a 7% increase in the first quarter of 2016. The Australian dollar exchange rate to the U.S. dollar increased 6% in the first quarter of 2017 compared to a 5% increase in the first quarter of 2016.

Segment Results of Operations – Canadian Segment

	THREE MONTHS ENDED MARCH 31,
	2017	2016	Change
Revenues ($ in thousands)
Lodge revenue (1)	$55,920	$54,886	$1,034
Mobile, open camp and product revenue	4,586	10,636	(6,050)
Total revenues	$60,506	$65,522	$(5,016)

Cost of sales and services ($ in thousands)	$43,288	$47,764	$(4,476)

Gross margin as a % of revenues	28.5%	27.1%	1.4%

Average available lodge rooms (2)	14,720	14,602	118

Rentable rooms for lodges (3)	8,859	9,103	(244)

Average daily rate for lodges (4)	$97	$111	$(14)

Occupancy in lodges (5)	72%	60%	12%

Average Canadian dollar to U.S. dollar	$0.756	$0.728	$0.028

(1)	Includes revenues related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Canadian segment reported revenues in the first quarter of 2017 that were $5.0 million, or 8%, lower than the first quarter of 2016. The strengthening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 4% in the first quarter of 2017 compared to the first quarter of 2016 resulted in a $2.2 million year-over-year increase in revenues. Excluding the impact of the stronger Canadian exchange rates, the segment experienced a 2% decline in lodge revenues, primarily due to lower room rates partially offset by higher lodge occupancy. Finally, mobile, open camp and product revenues declined due to overall lower activity levels.

Our Canadian segment cost of sales and services decreased $4.5 million, or 9%, in the first quarter of 2017 compared to the first quarter of 2016, primarily due to the decline in mobile, open camp and product activity, as well as a focus on cost containment and operational efficiencies. This decrease was partially offset by the strengthening of the Canadian dollar.

Our Canadian segment gross margin as a percentage of revenues increased from 27% in the first quarter of 2016 to 29% in the first quarter of 2017, primarily due to lower costs related to a focus on cost containment and operational efficiencies.

Segment Results of Operations – Australian Segment

	THREE MONTHS ENDED MARCH 31,
	2017	2016	Change
Revenues ($ in thousands)
Village revenue (1)	$27,016	$25,510	$1,506
Total revenues	27,016	25,510	1,506

Cost of sales ($ in thousands)	$13,402	$12,519	$883

Gross margin as a % of revenues	50.4%	50.9%	(0.5%)

Average available village rooms (2)	9,386	9,296	90

Rentable rooms for villages (3)	8,776	8,696	80

Average daily rate for villages (4)	$81	$68	$13

Occupancy in Villages (5)	42%	47%	(5%)

Australian dollar to U.S. dollar	$0.758	$0.721	$0.037

(1)	Includes revenues related to rooms as well as the fees associated with catering, laundry and other services including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Australian segment reported revenues in the first quarter of 2017 that were $1.5 million, or 6%, higher than the first quarter of 2016. The strengthening of the average exchange rates for Australian dollars relative to the U.S. dollar by 5% in the first quarter of 2017 compared to the first quarter of 2016 resulted in a $1.3 million year-over-year increase in revenues. Excluding the impact of the stronger Australian exchange rates, the segment experienced a 1% increase in revenues due to increased occupancy at our villages in Western Australia, due to increased activity from anchor tenants at both villages in the first quarter of 2017 compared to the first quarter of 2016. This increase was offset by reduced occupancy at our villages in the Bowen Basin, due to a general slowdown in mining activity.

Our Australian segment cost of sales increased $0.9 million, or 7%, in the first quarter of 2017 compared to the first quarter of 2016. The increase was driven by higher occupancy levels at our villages in Western Australia as well as the strengthening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 50% in the first quarter of 2017 from 51% in the first quarter of 2016. This decrease was primarily driven by reduced take or pay revenues on expired contracts compared to the first quarter of 2016.

Segment Results of Operations – U.S. Segment

	THREE MONTHS ENDED MARCH 31,
	2017	2016	Change

Revenues ($ in thousands)	$3,907	$4,004	$(97)

Cost of sales ($ in thousands)	$4,982	$5,660	$(678)

Gross margin as a % of revenues	(27.5%)	(41.4%)	13.9%

Our U.S. segment reported revenues in the first quarter of 2017 that were $0.1 million, or 2%, lower than the first quarter of 2016. The reduction was primarily due to decreased revenues from our offshore business partially offset by greater U.S. drilling activity in the Bakken, Rockies and Texas markets.

Our U.S. cost of sales decreased $0.7 million, or 12%, in the first quarter of 2017 compared to the first quarter of 2016. The decrease was driven by a focus on cost containment and operational efficiencies.

Our U.S. segment gross margin as a percentage of revenues increased from (41)% in the first quarter of 2016 to (28)% in the first quarter of 2017, primarily due to a focus on cost containment and operational efficiencies and increased activity in the Bakken, Rockies and Texas markets.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages, purchasing or leasing land under our land banking strategy, and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under the Credit Agreement (as amended by the third amendment described below, the Amended Credit Agreement) and proceeds from our equity issuance. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions and refinance debt.

The following table summarizes our consolidated liquidity position as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Lender commitments (1)	$275,000	$350,000
Reductions in availability (2)	(100,941)	(144,803)
Borrowings against revolving credit capacity	--	(39,129)
Outstanding letters of credit	(1,397)	(1,571)
Unused availability	172,662	164,497
Cash and cash equivalents	27,136	1,785
Total available liquidity	$199,798	$166,282

(1)

We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.8 million and A$0.8 million under this facility outstanding as of March 31, 2017 and December 31, 2016, respectively.

(2)

As of March 31, 2017 and December 31, 2016, $100.9 million and $144.8 million, respectively, of our borrowing capacity under the Amended Credit Agreement (as defined below) could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement.

Cash totaling $9.8 million was provided by operations during the first quarter of 2017, compared to $11.3 million provided by operations during the first quarter of 2016. The decrease in operating cash flow in 2017 compared to 2016 was primarily due to a reduction in working capital in 2017. During the first quarter of 2017 and 2016, ($2.0) million and $1.3 million, respectively, was provided by (used in) working capital. The reduction in working capital was primarily driven by larger decreases of accounts payable in the first quarter of 2017 compared to the first quarter of 2016.

Cash was used in investing activities during the three months ended March 31, 2017 in the amount of $3.3 million, compared to cash used in investing activities during the three months ended March 31, 2016 in the amount of $3.5 million. Capital expenditures totaled $3.9 million and $4.8 million during the three months ended March 31, 2017 and 2016, respectively. Capital expenditures in the first quarter of each of 2017 and 2016 consisted primarily of routine maintenance capital expenditures as well as investments in an enterprise information system.

We expect our capital expenditures for 2017 to be in the range of $15 million to $18 million, which excludes any expenditures for unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will match actual expenditures in 2017 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Amended Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

Net cash of $18.9 million was provided by financing activities during the three months ended March 31, 2017 primarily due to net proceeds from our February 2017 equity offering of $64.8 million, offset by net repayments under our revolving credit facilities of $40.0 million and repayments of term loan borrowings of $3.9 million. Net cash of $13.0 million was used by financing activities during the three months ended March 31, 2016 due to repayments of term loan borrowings of $29.1 million, partially offset by net revolver borrowings of $18.1 million.

The following table summarizes the changes in debt outstanding during the first quarter of 2017 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2016	$326,385	$6,507	$24,375	$357,267
Borrowings under revolving credit facilities	22,656	3,448	8,800	34,904
Repayments of borrowings under revolving credit facilities	(55,726)	(10,342)	(8,800)	(74,868)
Repayments of term loans	(3,947)	--	--	(3,947)
Translation	2,735	387	--	3,122
Balance at March 31, 2017	$292,103	$--	$24,375	$316,478

We believe that cash on hand and cash flow from operations will be sufficient to meet our anticipated liquidity needs in the coming 12 months. If our plans or assumptions change, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, an element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders. In addition, in some cases, we may incur costs to acquire land and/or construct assets without securing a customer contract or prior to finalization of an accommodations contract with a customer. If the contract is not obtained or the underlying investment decision is delayed, the resulting impact could result in an impairment of the related investment.

Amended Credit Agreement

On February 17, 2017, the third amendment to the Credit Agreement became effective, which:

●

provided for the reduction by $75 million of the aggregate revolving loan commitments under the Amended Credit Agreement, to a maximum principal amount of $275 million, allocated as follows: (1) a $40.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (2) a $90.0 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; (3) a $60.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (4) an $85.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower;

●

established one additional level to the total leverage-based grid such that the interest rates for the loans range from the London Interbank Offered Rate (LIBOR) plus 2.25% to LIBOR plus 5.50%, and increased the undrawn commitment fee from a range of 0.51% to 1.13% to a range of 0.51% to 1.24% based on total leverage;

●	adjusted the maximum leverage ratio financial covenant, as follows:

Period Ended	Maximum Leverage Ratio
December 31, 2016 (no change)	5.50 : 1.00
March 31, 2017 (no change)	5.25 : 1.00
June 30, 2017 (no change)	5.25 : 1.00
September 30, 2017	5.85 : 1.00
December 31, 2017	5.85 : 1.00
March 31, 2018	5.85 : 1.00
June 30, 2018	5.85 : 1.00
September 30, 2018	5.85 : 1.00
December 31, 2018	5.50 : 1.00
March 31, 2019 & thereafter	5.25 : 1.00

; and

●	provided for other technical changes and amendments to the Amended Credit Agreement.

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 5.50%, or a base rate plus 1.25% to 4.50%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to the Canadian Dollar Offered Rate plus a margin of 2.25% to 5.50%, or a base rate plus a margin of 1.25% to 4.50%, in each case based on a ratio of our consolidated total leverage to EBITDA. Australian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 5.50%, based on a ratio of our consolidated total leverage to EBITDA.

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.25 to 1.0 (as of March 31, 2017). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with all of these covenants as of March 31, 2017.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. There are 15 lenders that are parties to the Amended Credit Agreement, with commitments ranging from $1.1 million to $122.2 million.

Dividends

 We do not currently pay dividends. The declaration and amount of all potential future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the Board of Directors deems relevant. In addition, our ability to pay dividends is limited by covenants in the Amended Credit Agreement. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes if we are required to repatriate foreign earnings to pay such dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our 2016 Annual Report on Form 10-K. As of March 31, 2017, except for net borrowings under our revolving credit facilities, there were no material changes to this disclosures regarding our contractual obligations made in our 2016 Annual Report on Form 10-K.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2017, we had $316.5 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $3.2 million annually, based on our floating-rate debt obligations and interest rates in effect as of March 31, 2017.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.2 billion and A$0.5 billion, respectively, at March 31, 2017. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of March 31, 2017 would result in translation adjustments of approximately $23.0 million and $47.0 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In the first quarter of 2017, we implemented a new global enterprise information system at all of our locations, as part of a plan to integrate and upgrade our systems and processes. We believe the related changes to processes and internal controls will allow us to be more efficient and further enhance our internal control over financial reporting.

Other than as discussed above, during the three months ended March 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
January 1, 2017 – January 31, 2017	13,701	(1)	$2.44	(2)	--	--
February 1, 2017 – February 28, 2017	76,558	(1)	$3.20	(2)	--	--
March 1, 2017 – March 31, 2017	--		--		--	--
Total	90,259		$3.09		--	--

(1)

Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)

The price paid per share was based on the closing price of our common shares on January 6, 2017, January 19, 2017, February 10, 2017, February 17, 2017 and February 23, 2017, the respective dates as of which the restrictions lapsed on such shares.

(3)	We did not have at any time during the quarter ended March 31, 2017, and currently do not have, a share repurchase program in place.

ITEM 6. Exhibits

(a)     INDEX OF EXHIBITS

Exhibit No.		Description

3.1	—	Notice of Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to Civeo Corporation’s Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

3.2	—	Amended and Restated Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to Civeo Corporation’s Current Report on Form 8-K (File No. 001-36246) filed on May 13, 2016).

10.1	—

Third Amendment to Syndicated Facility Agreement, dated as of February 17, 2017, by and among Civeo Corporation, Civeo U.S. Holdings LLC, Civeo Management LLC, Civeo Canada Inc., Civeo Premium Camp Services Ltd., and Civeo PTY Limited, as Borrowers, the Guarantors and Lenders named therein, Royal Bank of Canada, as Administrative Agent, U.S. Collateral Agent, Canadian Administrative Agent, Canadian Collateral Agent and an Issuing Bank, and RBC Europe Limited, as Australian Administrative Agent, Australian Collateral Agent and an Issuing Bank (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on February 21, 2017).

10.2	—

Amendment to Civeo Corporation 2014 Equity Participation Plan (incorporated herein by reference to Exhibit 10.33 to Civeo Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36246)) filed on February 23, 2017.

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

CIVEO CORPORATION

Date:	April 27, 2017	By	/s/ Frank C. Steininger
Frank C. Steininger
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.		Description

3.1	—	Notice of Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to Civeo Corporation’s Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

3.2	—	Amended and Restated Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to Civeo Corporation’s Current Report on Form 8-K (File No. 001-36246) filed on May 13, 2016).

10.1	—

Third Amendment to Syndicated Facility Agreement, dated as of February 17, 2017, by and among Civeo Corporation, Civeo U.S. Holdings LLC, Civeo Management LLC, Civeo Canada Inc., Civeo Premium Camp Services Ltd., and Civeo PTY Limited, as Borrowers, the Guarantors and Lenders named therein, Royal Bank of Canada, as Administrative Agent, U.S. Collateral Agent, Canadian Administrative Agent, Canadian Collateral Agent and an Issuing Bank, and RBC Europe Limited, as Australian Administrative Agent, Australian Collateral Agent and an Issuing Bank (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on February 21, 2017).

10.2	—

Amendment to Civeo Corporation 2014 Equity Participation Plan (incorporated herein by reference to Exhibit 10.33 to Civeo Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36246)) filed on February 23, 2017.

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