Form 10-Q
period 2017-06-30
Civeo Corp
filed 2017-07-28
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The Registrant had 132,249,504 common shares outstanding as of July 24, 2017.

CIVEO CORPORATION

INDEX

		Page No.
	Part I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Financial Statements
	Unaudited Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2017 and 2016	3
	Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Month Periods Ended June 30, 2017 and 2016	4
	Consolidated Balance Sheets – June 30, 2017 (unaudited) and December 31, 2016	5
	Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2017 and 2016	6
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016	7
	Notes to Unaudited Consolidated Financial Statements	8–16

Cautionary Statement Regarding Forward-Looking Statements		17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

	Part II -- OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

	(a) Index of Exhibits	36

Signature Page		37

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016
Revenues:
Service and other	$89,013	$100,748	$178,874	$192,515
Product	2,997	6,287	4,565	9,556
	92,010	107,035	183,439	202,071
Costs and expenses:
Service and other costs	56,844	58,599	116,376	119,976
Product costs	2,640	5,987	4,780	10,553
Selling, general and administrative expenses	14,060	15,295	28,270	28,412
Depreciation and amortization expense	31,554	33,168	64,383	66,723
Impairment expense	--	--	--	8,400
Other operating expense	279	--	729	218
	105,377	113,049	214,538	234,282
Operating loss	(13,367)	(6,014)	(31,099)	(32,211)

Interest expense to third-parties	(4,752)	(5,925)	(10,256)	(10,869)
Loss on extinguishment of debt	--	--	(842)	(302)
Interest income	10	28	20	114
Other income (expense)	476	(392)	730	(280)
Loss before income taxes	(17,633)	(12,303)	(41,447)	(43,548)
Income tax benefit	2,916	949	5,864	5,520
Net loss	(14,717)	(11,354)	(35,583)	(38,028)
Less: Net income attributable to noncontrolling interest	99	132	220	280
Net loss attributable to Civeo Corporation	$(14,816)	$(11,486)	$(35,803)	$(38,308)

Per Share Data (see Note 6)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.11)	$(0.11)	$(0.28)	$(0.36)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.11)	$(0.11)	$(0.28)	$(0.36)

Weighted average number of common shares outstanding:
Basic	130,692	107,033	125,796	106,923
Diluted	130,692	107,033	125,796	106,923

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016

Net loss	$(14,717)	$(11,354)	$(35,583)	$(38,028)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of zero	6,313	(12,487)	24,348	16,912
Total other comprehensive income (loss)	6,313	(12,487)	24,348	16,912

Comprehensive loss	(8,404)	(23,841)	(11,235)	(21,116)
Comprehensive income attributable to noncontrolling interest	(72)	(129)	(541)	(320)
Comprehensive loss attributable to Civeo Corporation.	$(8,476)	$(23,970)	$(11,776)	$(21,436)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	JUNE 30, 2017	DECEMBER 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,326	$1,785
Accounts receivable, net	60,122	56,302
Inventories	3,900	3,112
Prepaid expenses	17,780	15,431
Other current assets	6,111	5,938
Total current assets	115,239	82,568

Property, plant and equipment, net	766,258	789,710
Other intangible assets, net	26,056	28,039
Other noncurrent assets	9,035	10,129
Total assets	$916,588	$910,446

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,393	$20,675
Accrued liabilities	11,713	14,822
Income taxes	35	111
Current portion of long-term debt	16,006	15,471
Deferred revenue	2,702	6,792
Other current liabilities	1,900	2,572
Total current liabilities	52,749	60,443

Long-term debt, less current maturities	300,180	337,800
Deferred income taxes	2,404	9,194
Other noncurrent liabilities	29,188	27,019
Total liabilities	384,521	434,456

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common shares (no par value; 550,000,000 shares authorized, 132,414,955 shares and 108,171,329 shares issued, respectively, and 132,249,504 shares and 108,103,048 shares outstanding, respectively)	--	--
Additional paid-in capital	1,380,429	1,311,226
Accumulated deficit	(509,203)	(472,764)
Common shares held in treasury at cost, 165,451 and 68,281 shares, respectively	(358)	(65)
Accumulated other comprehensive loss	(338,903)	(362,930)
Total Civeo Corporation shareholders’ equity	531,965	475,467
Noncontrolling interest	102	523
Total shareholders’ equity	532,067	475,990
Total liabilities and shareholders’ equity	$916,588	$910,446

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2015	$--	$1,305,930	$(376,376)	$--	$(366,309)	$525	$563,770
Net income (loss)	--	--	(38,308)	--	--	280	(38,028)
Currency translation adjustment	--	--	--	--	16,872	40	16,912
Share-based compensation	--	3,077	--	(65)	--	--	3,012
Balance, June 30, 2016	$--	$1,309,007	$(414,684)	$(65)	$(349,437)	$845	$545,666

Balance, December 31, 2016	$--	$1,311,226	$(472,764)	$(65)	$(362,930)	$523	$475,990
Net income (loss)	--	--	(35,803)	--	--	220	(35,583)
Currency translation adjustment	--	--	--	--	24,027	321	24,348
Dividends paid	--	--	--	--	--	(962)	(962)
Cumulative effect of implementation of ASU 2016-09	--	636	(636)	--	--	--	--
Equity offering	--	64,817	--	--	--	--	64,817
Share-based compensation	--	3,750	--	(293)	--	--	3,457
Balance, June 30, 2017	$--	$1,380,429	$(509,203)	$(358)	$(338,903)	$102	$532,067

Common Stock (in thousands)
Balance, December 31, 2016	108,103
Issuance of common shares	23,000
Stock-based compensation	1,147
Balance, June 30, 2017	132,250

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(35,583)	$(38,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,383	66,723
Impairment charges	--	8,400
Loss on extinguishment of debt	842	302
Deferred income tax benefit	(6,732)	(8,026)
Non-cash compensation charge	3,750	3,077
(Gains) losses on disposals of assets	(854)	377
Provision for loss on receivables	(57)	(112)
Other, net	2,147	2,282
Changes in operating assets and liabilities:
Accounts receivable	(1,639)	(6,140)
Inventories	(664)	979
Accounts payable and accrued liabilities	(4,499)	4,735
Taxes payable	639	(565)
Other current assets and liabilities, net	(7,332)	1,189
Net cash flows provided by operating activities	14,401	35,193
Cash flows from investing activities:
Capital expenditures	(6,037)	(9,893)
Proceeds from disposition of property, plant and equipment	1,160	2,105
Other, net	375	(1,542)
Net cash flows used in investing activities	(4,502)	(9,330)
Cash flows from financing activities:
Proceeds from issuance of common shares, net	64,817	--
Revolving credit borrowings	44,525	168,431
Revolving credit repayments	(84,462)	(163,676)
Term loan repayments	(8,000)	(33,097)
Debt issuance costs	(1,795)	(2,022)
Other, net	(293)	(65)
Net cash flows provided by (used in) financing activities	14,792	(30,429)
Effect of exchange rate changes on cash	850	(1,016)
Net change in cash and cash equivalents	25,541	(5,582)
Cash and cash equivalents, beginning of period	1,785	7,837
Cash and cash equivalents, end of period	$27,326	$2,255

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

The accompanying unaudited consolidated financial statements of Civeo have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) has been condensed or omitted pursuant to those rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which Civeo considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of Civeo at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the December 31, 2016 consolidated balance sheet to conform to the current year presentation.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This new standard requires companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. ASU 2016-09 is effective for financial statements issued for reporting periods beginning after December 15, 2016 and interim periods within the reporting periods. The changes to the accounting for forfeitures and excess tax benefits or deficiencies should be applied using a modified retrospective transition method with a cumulative-effect adjustment to retained earnings. Effective with our quarterly report on Form 10-Q for the quarter ended March 31, 2017, we have adopted this standard effective January 1, 2017. Upon adoption of this standard, we no longer estimate forfeitures in advance and now recognize forfeitures as they occur and have reflected a cumulative effect adjustment of $0.6 million to accumulated deficit in the accompanying unaudited consolidated balance sheet as of June 30, 2017. In addition, this new standard requires that companies classify the cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation as a financing activity. As a result of our withholding of shares for tax-withholding purposes, during the year ended December 31, 2016, we withheld approximately 68,000 shares at a total value of $0.1 million. As a result of our adoption of ASU 2016-09, we reclassified $0.1 million of tax-withholdings from operating activities to financing activities on the accompanying unaudited consolidated statement of cash flows for the six months ended June 30, 2016.

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

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606).  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017.  Accordingly, we plan to adopt this standard in the first quarter of 2018.  ASC 606 allows either full retrospective or modified retrospective transition, and we currently plan to use the modified retrospective method of adoption. We are continuing to evaluate the impact of this new standard on our consolidated financial statements upon adoption. Our evaluation includes performing a detailed review of key contracts representative of our different businesses and comparing historical accounting policies and practices to the new standard. Through the second quarter of 2017, we have reviewed certain lodge and village contracts in our Canadian and Australian segments and based on our preliminary review of these contracts, we do not expect the new revenue recognition standard to have a material impact on our consolidated financial statements upon adoption.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of June 30, 2017 and December 31, 2016, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

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

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2017 and December 31, 2016 is presented below (in thousands):

	June 30, 2017	December 31, 2016
Accounts receivable, net:
Trade	$41,231	$39,442
Unbilled revenue	18,695	16,063
Other	772	1,435
Total accounts receivable	60,698	56,940
Allowance for doubtful accounts	(576)	(638)
Total accounts receivable, net	$60,122	$56,302

	June 30, 2017	December 31, 2016
Inventories:
Finished goods and purchased products	$2,029	$1,700
Work in process	535	3
Raw materials	1,336	1,409
Total inventories	$3,900	$3,112

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	Estimated Useful Life (in years)			June 30, 2017	December 31, 2016
Property, plant and equipment, net:
Land				$43,270	$41,122
Accommodations assets	3	-	15	1,616,565	1,554,986
Buildings and leasehold improvements	5	-	20	28,329	28,104
Machinery and equipment	4	-	5	9,968	9,667
Office furniture and equipment	3	-	7	53,289	29,948
Vehicles	5	-	5	14,979	14,725
Construction in progress				4,291	23,016
Total property, plant and equipment				1,770,691	1,701,568
Accumulated depreciation				(1,004,433)	(911,858)
Total property, plant and equipment, net				$766,258	$789,710

	June 30, 2017	December 31, 2016
Accrued liabilities:
Accrued compensation	$9,657	$13,189
Accrued taxes, other than income taxes	1,196	917
Accrued interest	8	194
Other	852	522
Total accrued liabilities	$11,713	$14,822

5.	IMPAIRMENT CHARGES

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

6.	EARNINGS PER SHARE

The calculation of earnings per share attributable to Civeo is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic Loss per Share
Net loss attributable to Civeo	$(14,816)	$(11,486)	$(35,803)	$(38,308)
Less: undistributed net income to participating securities	--	--	--	--
Net loss attributable to Civeo’s common shareholders - basic	$(14,816)	$(11,486)	$(35,803)	$(38,308)

Weighted average common shares outstanding - basic	130,692	107,033	125,796	106,923

Basic loss per share	$(0.11)	$(0.11)	$(0.28)	$(0.36)

Diluted Loss per Share
Net loss attributable to Civeo’s common shareholders - basic	$(14,816)	$(11,486)	$(35,803)	$(38,308)
Less: undistributed net income to participating securities	--	--	--	--
Net loss attributable to Civeo’s common shareholders - diluted	$(14,816)	$(11,486)	$(35,803)	$(38,308)

Weighted average common shares outstanding - basic	130,692	107,033	125,796	106,923
Effect of dilutive securities (1)	--	--	--	--
Weighted average common shares outstanding - diluted	130,692	107,033	125,796	106,923

Diluted loss per share	$(0.11)	$(0.11)	$(0.28)	$(0.36)

(1)

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three and six months ended June 30, 2017 and 2016. In the three months ended June 30, 2017 and 2016, we excluded from the calculation 2.3 million and 1.5 million share based awards, respectively, since the effect would have been anti-dilutive. In the six months ended June 30, 2017 and 2016, we excluded from the calculation 2.1 million and 1.4 million share based awards, respectively, since the effect would have been anti-dilutive.

7.	DEBT

As of June 30, 2017 and December 31, 2016, long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
U.S. term loan, which matures on May 28, 2019; weighted average interest rate of 4.2% for the six-month period ended June 30, 2017	$24,375	$24,375
Canadian term loan, which matures on May 28, 2019; 1.25% of aggregate principal repayable per quarter; weighted average interest rate of 4.3% for the six-month period ended June 30, 2017	295,833	293,763
U.S. revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 6.2% for the six-month period ended June 30, 2017	--	--
Canadian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.0% for the six-month period ended June 30, 2017	--	23,089
Canadian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.0% for the six-month period ended June 30, 2017	--	9,533
Australian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.0% for the six-month period ended June 30, 2017	--	6,507
	320,208	357,267
Less: Unamortized debt issuance costs	4,022	3,996
Total debt	316,186	353,271
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	16,006	15,471
Long-term debt, less current maturities	$300,180	$337,800

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

We did not have any capitalized interest to net against interest expense for either of the three-month or six-month periods ended June 30, 2017 or 2016.

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

On February 17, 2017, the third amendment to the Credit Agreement (as amended by the third amendment, the Amended Credit Agreement) became effective, which:

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.25 to 1.0 (as of June 30, 2017). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with all of these covenants as of June 30, 2017.

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

Our income tax benefit for the six months ended June 30, 2017 totaled $5.9 million, or 14.1% of pretax loss, compared to a benefit of $5.5 million, or 12.7% of pretax loss, for the six months ended June 30, 2016. Our income tax benefit for the three months ended June 30, 2017 totaled $2.9 million, or 16.5% of pretax loss, compared to a benefit of $0.9 million, or 7.7% of pretax loss, for the three months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 and 2016 was reduced approximately 13% and 18%, respectively, by the exclusion of Australia and U.S. for purposes of computing the interim tax provision since they are loss jurisdictions for tax accounting purposes.

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

Our accumulated other comprehensive loss decreased $24.0 million from $362.9 million at December 31, 2016 to $338.9 million at June 30, 2017, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first half of 2017 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.2 billion and A$0.5 billion, respectively, at June 30, 2017.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

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

Outstanding Awards

Options. Compensation expense associated with options recognized in the three month periods ended June 30, 2017 and 2016 totaled less than $0.1 million and zero, respectively. Compensation expense associated with options recognized in the six month periods ended June 30, 2017 and 2016 totaled less than $0.1 million and $0.1 million, respectively. At June 30, 2017, unrecognized compensation cost related to options was less than $0.1 million, which is expected to be recognized over a weighted average period of 0.6 years.

Restricted Share / Deferred Share Awards. On February 21, 2017, we granted 1,322,934 restricted share awards and deferred share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 21, 2018. On March 21, 2017, we granted 47,529 restricted share awards to one of our directors upon his appointment to our Board of Directors, which vest in their entirety on March 21, 2018. On May 11, 2017, we granted 243,190 restricted share awards to our other directors, which vest in their entirety on May 11, 2018.

Compensation expense associated with restricted share awards and deferred share awards recognized in the three month periods ended June 30, 2017 and 2016 totaled $1.0 million and $0.9 million, respectively. Compensation expense associated with restricted share awards and deferred share awards recognized in the six month periods ended June 30, 2017 and 2016 totaled $2.3 million and $2.0 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the three months ended June 30, 2017 and 2016 was $1.1 million and $0.3 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the six months ended June 30, 2017 and 2016 was $2.4 million and $0.6 million, respectively.

At June 30, 2017, unrecognized compensation cost related to restricted share awards and deferred share awards was $6.6 million, which is expected to be recognized over a weighted average period of 2.1 years.

Phantom Share Awards. On February 21, 2017, we granted 351,022 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 21, 2018. We also granted 163,617 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 21, 2018.

During the three month periods ended June 30, 2017 and 2016, we recognized compensation expense associated with phantom shares totaling $1.1 million and $1.6 million, respectively. During the six month periods ended June 30, 2017 and 2016, we recognized compensation expense associated with phantom shares totaling $4.1 million and $1.8 million, respectively. At June 30, 2017, unrecognized compensation cost related to phantom shares was $8.0 million, as remeasured at June 30, 2017, which is expected to be recognized over a weighted average period of 1.8 years.

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

During the three month periods ended June 30, 2017 and 2016, we recognized compensation expense associated with performance awards totaling $0.8 million and $0.9 million, respectively. During the six month periods ended June 30, 2017 and 2016, we recognized compensation expense associated with performance awards totaling $1.5 million and $1.0 million, respectively. At June 30, 2017, unrecognized compensation cost related to performance shares was $6.8 million, which is expected to be recognized over a weighted average period of 2.2 years.

12.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on workforce accommodations.

Financial information by business segment for each of the three and six months ended June 30, 2017 and 2016 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2017
Canada	$57,668	$--	$57,668	$17,559	$(9,586)	$465	$552,076
Australia	28,607	--	28,607	11,231	(3,416)	600	383,715
United States	5,735	--	5,735	1,194	(3,604)	212	30,978
Corporate and eliminations	--	--	--	1,570	3,239	877	(50,181)
Total	$92,010	$--	$92,010	$31,554	$(13,367)	$2,154	$916,588

Three months ended June 30, 2016
Canada	$77,107	$--	$77,107	$21,453	$683	$446	$636,008
Australia	27,505	--	27,505	11,434	(914)	1,094	409,350
United States	2,423	--	2,423	1,282	(3,792)	--	33,913
Corporate and eliminations	--	--	--	(1,001)	(1,991)	3,593	(27,741)
Total	$107,035	$--	$107,035	$33,168	$(6,014)	$5,133	$1,051,530

Six months ended June 30, 2017
Canada	$118,174	$--	$118,174	$35,972	$(14,592)	$1,516	$552,076
Australia	55,623	--	55,623	23,053	(4,617)	1,455	383,715
United States	9,642	--	9,642	2,384	(6,406)	636	30,978
Corporate and eliminations	--	--	--	2,974	(5,484)	2,430	(50,181)
Total	$183,439	$--	$183,439	$64,383	$(31,099)	$6,037	$916,588

Six months ended June 30, 2016
Canada	$142,629	$--	$142,629	$41,792	$(9,016)	$1,493	$636,008
Australia	53,015	--	53,015	22,612	(2,536)	1,701	409,350
United States	6,427	--	6,427	3,188	(17,391)	--	33,913
Corporate and eliminations	--	--	--	(869)	(3,268)	6,699	(27,741)
Total	$202,071	$--	$202,071	$66,723	$(32,211)	$9,893	$1,051,530

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including factors expected to impact supply and demand, as well as our expectations about capital expenditures in 2017 and beliefs with respect to liquidity needs. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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

During the first quarter of 2016, global oil prices dropped to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. With falling WTI oil prices, WCS also fell. Prices began to increase in March 2016, and continued to increase in the first quarter of 2017 before falling slightly in the second quarter of 2017. WCS prices in the second quarter of 2017 averaged $37.99 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $83.78 in the second quarter of 2014. The WCS Differential decreased from $16.10 per barrel at the end of the fourth quarter of 2016 to $9.80 per barrel at the end of the second quarter of 2017. As of July 24, 2017, the WTI price was $46.19 and the WCS price was $36.44, resulting in a WCS Differential of $9.75.

There remains a risk that prices for Canadian oil sands crude oil related products could deteriorate or remain at current depressed levels for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The depressed price levels through the first quarter of 2016 negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our services in late 2014 and throughout 2015 and 2016. Although we have seen an uplift in oil prices in late 2016 and into the first quarter of 2017, we are not expecting significant improvement in customer activity in the near-term, as we anticipate that our customers’ capital spending will generally lag increased oil prices by nine to 12 months. However, continued uncertainty and commodity price volatility could cause our Canadian oil sands customers to delay maintenance spending and defer additional investments in their oil sands assets.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 4.5% during the first half of 2017 compared to the corresponding period in 2016. On March 28, 2017, a Category 4 cyclone made landfall on the coast of Queensland, Australia, temporarily shutting down the majority of Bowen Basin coal export rail infrastructure, causing another spike in met coal spot prices from $152 per metric tonne on March 31, 2017 to over $300 per metric tonne. As of July 24, 2017, met coal spot prices appear to have normalized to $174 per metric tonne and benchmark contract prices for the third quarter of 2017 paid to Australian metallurgical coal producers by Japanese steel producers have not settled.  Following cyclone Debbie, the market is shifting away from quarterly benchmark pricing and more toward a spot or index linked approach as a pricing mechanism. Despite the met coal price increase in the fourth quarter of 2016 cause by supply disruptions and the first quarter disruption cause by the cyclone, we have seen a limited impact on the general willingness of customers to increase activity. We expect that customers will look for an outlook for sustained prices for met coal above $150 per metric tonne before we see any significant impact on customer activity levels and, as a result, the demand for accommodations. Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. Our customers continue to actively implement cost, productivity and efficiency measures to drive down their cost base.

Natural gas and WTI crude oil prices, discussed above, have an impact on the demand for our U.S. accommodations business. With limited export capabilities, U.S. natural gas prices are primarily influenced by domestic supply and demand dynamics and resultant inventory levels. U.S. natural gas production has continued to outpace demand, which has caused prices to continue to be weak relative to historical prices over the past decade. U.S. natural gas inventory levels at June 30, 2017 were 2.9 Tcf, 8% lower than inventory levels from June 30, 2016 but still 7% over seasonally comparable average inventory levels over the past five years. Prices for natural gas in the U.S. averaged $3.14 per mcf in the second quarter of 2017, a 40% increase from the average price in the second quarter of 2016. Although natural gas prices increased slightly in the fourth quarter of 2016 and into 2017, at these levels, it is uneconomic to increase development in several domestic, gas-focused basins. If natural gas production growth continues to surpass demand in the U.S. and/or the supply of natural gas increases, whether the supply comes from conventional or unconventional production or associated natural gas production from oil wells, prices for natural gas could be constrained for an extended period and result in fewer rigs drilling for natural gas in the near-term.

Recent WTI crude, WCS crude, met coal and natural gas pricing trends are as follows:

	Average Price (1)
	WTI	WCS	Hard	Henry Hub
Quarter	Crude	Crude	Coking Coal (Met Coal)	Natural Gas
ended	(per bbl)	(per bbl)	(per tonne)	(per mcf)
Third Quarter through 7/24/2017	$45.84	$36.22	$ N/A	$2.97
6/30/2017	47.94	37.99	193.50	3.14
3/31/2017	51.70	38.09	285.00	3.06
12/31/2016	49.16	34.34	200.00	3.18
9/30/2016	44.88	30.67	92.50	2.79
6/30/2016	45.53	32.84	84.00	2.25
3/31/2016	33.41	20.26	81.00	1.98
12/31/2015	42.02	27.82	89.00	2.23
9/30/2015	46.48	31.54	93.00	2.73
6/30/2015	57.64	48.09	109.50	2.73
3/31/2015	48.49	35.03	117.00	2.81
12/31/2014	73.21	57.75	119.00	3.83
9/30/2014	97.60	78.69	120.00	3.95
6/30/2014	103.06	83.78	120.00	4.58

__________

(1)	Source: WTI crude and natural gas prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

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

In response to decreases in crude oil prices beginning in late 2014, many of our customers in Canada curtailed their operations and spending, and most major oil sands mining operators are continuing to seek to reduce their costs and limit capital spending, thereby limiting the demand for accommodations of the kind we provide. In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region, where our customers continue to implement operational efficiency measures, in order to drive down their cost base.

In recent months, however, several catalysts have emerged that we believe could have favorable intermediate to long-term implications for our core end markets. Since the announcement by OPEC in late November 2016 to cut production quotas and the subsequent rise in oil prices and oil price expectations, certain operators with steam-assisted gravity drainage operations in the Canadian oil sands have announced increased capital budgets for 2017. In addition, recent regulatory approvals of several major pipeline projects have the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. Additionally, we believe that the Keystone XL pipeline in the U.S., if constructed, would be a positive catalyst for Canadian oil sands producers, as it would bolster confidence in future take-away capacity from the region to U.S. Gulf Coast refineries. In Australia, we believe prices are currently at a level that may contribute to increased activity over the long term.

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

However, there can be no assurance that LNGC’s joint venture participants will reach a positive FID or that our contracts with LNGC will be extended. Further, on July 25, 2017, Petronas and its partners announced the cancellation of their Pacific NorthWest (“PNW”) liquefied natural gas project they had planned to build in Port Edward, British Columbia. The LNGC project, and other potential projects in the area, not moving forward, as well as the cancellation of the PNW project, may negatively affect our future results of operations and our existing long-lived assets in Canada, including our Sitka Lodge, and may require us to record material impairment charges equal to the excess of the carrying values of these assets over their fair values.

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. Generally Accepted Accounting Principles (U.S. GAAP) financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.74 for the second quarter of 2017, compared to U.S. $0.78 for the second quarter of 2016, a decrease of approximately 4%. The Canadian dollar was valued at an average exchange rate of U.S. $0.75 for both the first half of 2017 and 2016. The Canadian dollar was valued at an exchange rate of $0.77 on June 30, 2017 and $0.74 on December 31, 2016. The Australian dollar was valued at an average exchange rate of U.S. $0.75 for both the second quarter of 2017 and 2016. The Australian dollar was valued at an average exchange rate of U.S. $0.75 for the first half of 2017 compared to U.S. $0.73 for the first half of 2016, an increase of approximately 3%. The Australian dollar was valued at an exchange rate of $0.77 on June 30, 2017 and $0.72 on December 31, 2016. These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and natural gas and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2017 capital expenditures, exclusive of any business acquisitions, will total approximately $12 million to $15 million, compared to 2016 capital expenditures of $19.8 million. Please see “Liquidity and Capital Resources” below for further discussion of 2017 capital expenditures.

During February 2017, we completed a public offering of 23 million common shares. We used a portion of the net proceeds of $64.8 million from the offering to repay amounts outstanding under several revolving credit facilities provided by our primary credit agreement (the Credit Agreement) and expect to use the remaining proceeds for general corporate purposes.

Results of Operations

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2017, is based on a comparison to the corresponding periods of 2016.

Results of Operations – Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2017	2016	Change
	($ in thousands)
Revenues
Canada	$57,668	$77,107	$(19,439)
Australia	28,607	27,505	1,102
United States and other	5,735	2,423	3,312
Total revenues	92,010	107,035	(15,025)
Costs and expenses
Cost of sales and services
Canada	38,830	47,579	(8,749)
Australia	13,900	13,132	768
United States and other	6,754	3,875	2,879
Total cost of sales and services	59,484	64,586	(5,102)
Selling, general and administrative expenses	14,060	15,295	(1,235)
Depreciation and amortization expense	31,554	33,168	(1,614)
Other operating expense	279	--	279
Total costs and expenses	105,377	113,049	(7,672)
Operating loss	(13,367)	(6,014)	(7,353)

Interest expense and income, net	(4,742)	(5,897)	1,155
Other income (expense)	476	(392)	868
Loss before income taxes	(17,633)	(12,303)	(5,330)
Income tax benefit	2,916	949	1,967
Net loss	(14,717)	(11,354)	(3,363)
Less: Net income attributable to noncontrolling interest	99	132	(33)
Net loss attributable to Civeo	$(14,816)	$(11,486)	$(3,330)

We reported net loss attributable to Civeo for the quarter ended June 30, 2017 of $14.8 million, or $0.11 per diluted share.

We reported net loss attributable to Civeo for the quarter ended June 30, 2016 of $11.5 million, or $0.11 per diluted share. As further discussed below, net loss included a $0.2 million pre-tax loss ($0.2 million after-tax, or $0.00 per diluted share) from costs incurred in connection with our redomicile to Canada, included in Selling, general and administrative (SG&A) expense below.

Revenues. Consolidated revenues decreased $15.0 million, or 14%, in the second quarter of 2017 compared to the second quarter of 2016. This decline was primarily due to decreases in Canada resulting from lower utilization of rentable rooms, lower rates, lower mobile, open camp and product activity, as well as a weaker Canadian dollar in the second quarter of 2017 compared to the second quarter of 2016. This was partially offset by increases in the U.S., due to overall increased activity, and in Australia, resulting from increased occupancy at our villages in Western Australia. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $5.1 million, or 8%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to decreases in Canada resulting from lower utilization of rentable rooms, lower mobile, open camp and product activity, as well as a weaker Canadian dollar. This was partially offset by increases in the U.S., due to overall increased activity, and in Australia, resulting from increased occupancy at our villages in Western Australia in the second quarter of 2017 compared to the second quarter of 2016. Please see the discussion of segment results of operations below for further description.

Selling, General and Administrative Expenses. SG&A expense decreased $1.2 million, or 8%, in the second quarter of 2017 compared to the second quarter of 2016. This decrease was primarily due to reduced compensation as a result of workforce reductions in 2016 and lower share based compensation expense associated with phantom share awards. The decrease in share based compensation was due to the decrease in our share price during the period, which is used to remeasure the phantom share awards at each reporting date.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.6 million, or 5%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to reduced depreciation expense resulting from impairments recorded in 2016, partially offset by increased depreciation expense associated with an enterprise information system placed in service in 2017.

Operating Loss. Consolidated operating loss increased $7.4 million, or 122%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to lower utilization of rentable rooms and lower contracted rates in Canada, partially offset by higher utilization in the U.S. and increased occupancy at our villages in Western Australia.

Interest Expense and Interest Income, net. Net interest expense decreased by $1.2 million, or 20%, in the second quarter of 2017 compared to the second quarter of 2016, primarily due to lower amounts outstanding under our revolving credit facilities in the second quarter of 2017 as compared to the second quarter of 2016, partially offset by higher interest rates on our term loan and revolving credit facility borrowings.

Income Tax Benefit. Our income tax benefit for the three months ended June 30, 2017 totaled $2.9 million, or 16.5% of pretax loss, compared to a benefit of $0.9 million, or 7.7% of pretax loss, for the three months ended June 30, 2016. Our effective tax rates in 2017 and 2016 were reduced approximately 12% and 16%, respectively, by the exclusion of Australia and U.S. for purposes of computing the interim tax provision since they are loss jurisdictions for tax accounting purposes. In addition, the lower effective tax rate for the three months ended June 30, 2016 is due to a reduction in the 2016 annual effective tax rate from March 31, 2016 to June 30, 2016 due to changes in estimated taxable loss. Under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date tax provision.

Other Comprehensive Income (Loss). Other comprehensive loss decreased $18.8 million in the second quarter of 2017 compared to the second quarter of 2016, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 3% in the second quarter of 2017 compared to being effectively flat in the second quarter of 2016. The Australian dollar exchange rate compared to the U.S. dollar increased 1% in the second quarter of 2017 compared to a 3% decrease in the second quarter of 2016.

Segment Results of Operations – Canadian Segment

	Three Months Ended June 30,
	2017	2016	Change
Revenues ($ in thousands)
Lodge revenue (1)	$53,250	$66,301	$(13,051)
Mobile, open camp and product revenue	4,418	10,806	(6,388)
Total revenues	$57,668	$77,107	$(19,439)

Cost of sales and services ($ in thousands)	$38,830	$47,579	$(8,749)

Gross margin as a % of revenues	32.7%	38.3%	(5.6% )

Average available lodge rooms (2)	14,720	14,670	50

Rentable rooms for lodges (3)	8,138	10,902	(2,764)

Average daily rate for lodges (4)	$89	$108	$(19)

Occupancy in lodges (5)	81%	62%	19%

Canadian dollar to U.S. dollar	$0.744	$0.776	$(0.032)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms include rooms that are utilized for our personnel.
(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Canadian segment reported revenues in the second quarter of 2017 that were $19.4 million, or 25%, lower than the second quarter of 2016. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 4% in the second quarter of 2017 compared to the second quarter of 2016 resulted in a $2.5 million period-over-period reduction in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced a 16% decline in lodge revenues. This decline was driven by lower utilization of rentable rooms, as well as lower rates. In 2016, more rentable rooms were utilized due to the Fort McMurray fires. Finally, mobile, open camp and product revenues declined due to overall lower activity levels.

Our Canadian segment cost of sales and services decreased $8.7 million, or 18%, in the second quarter of 2017 compared to the second quarter of 2016 primarily due to the decline in mobile, open camp and product activity, as well as lower utilization of rentable room and a focus on cost containment and operational efficiencies.

Our Canadian segment gross margin as a percentage of revenues decreased from 38% in the second quarter of 2016 to 33% in the second quarter of 2017. This decrease was driven by lower utilization of rentable rooms and lower rates, partially offset by lower costs due to a focus on cost containment and operational efficiencies.

Segment Results of Operations – Australian Segment

	Three Months Ended June 30,
	2017	2016	Change
Revenues ($ in thousands)
Village revenue (1)	$28,607	$27,505	$1,102
Total revenues	28,607	27,505	1,102

Cost of sales ($ in thousands)	$13,900	$13,132	$768

Gross margin as a % of revenues	51.4%	52.3%	(0.9%	)

Average available village rooms (2)	9,386	9,312	74

Rentable rooms for villages (3)	8,760	8,730	30

Average daily rate for villages (4)	$80	$76	$4

Occupancy in Villages (5)	45%	45%	0%

Australian dollar to U.S. dollar	$0.751	$0.746	$0.005

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms include rooms that are utilized for our personnel.
(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Australian segment reported revenues in the second quarter of 2017 that were $1.1 million, or 4%, higher than the second quarter of 2016. The strengthening of the average exchange rates for Australian dollars relative to the U.S. dollar by 1% in the second quarter of 2017 compared to the second quarter of 2016 resulted in a $0.2 million period-over-period increase in revenues. Excluding the impact of the stronger Australian exchange rates, the Australian segment experienced a 3% increase in revenues in the second quarter of 2017 compared to the second quarter of 2016 due to increased occupancy at our villages in Western Australia, offset by reduced occupancy at our villages in the Bowen Basin. Occupancy increased in Western Australia during the second quarter of 2017 with increased activity from anchor tenants at both Western Australian village locations. Reduced occupancy in the Bowen Basin is primarily a result of the ongoing slowdown in mining activity.

Our Australian segment cost of sales increased $0.8 million, or 6%, in the second quarter of 2017 compared to the second quarter of 2016. The increase was driven by higher occupancy levels at our villages in Western Australian as well as the strengthening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 51% in the second quarter of 2017 from 52% in the second quarter of 2016. This was primarily driven by reduced take-or-pay revenues on expired contracts compared to the second quarter of 2016.

Segment Results of Operations – U.S.

	Three Months Ended June 30,
	2017		2016		Change

Revenues ($ in thousands)	$5,735		$2,423		$3,312

Cost of sales ($ in thousands)	$6,754		$3,875		$2,879

Gross margin as a % of revenues	(17.8%	)	(59.9%	)	42.1%

Our U.S. segment reported revenues in the second quarter of 2017 that were $3.3 million, or 137%, higher than the second quarter of 2016. The increase was primarily due to greater U.S. drilling activity in the Bakken, Rockies and Texas markets and higher revenues from our offshore business.

Our U.S. cost of sales increased $2.9 million, or 74%, in the second quarter of 2017 compared to the second quarter of 2016. The increase was driven by greater U.S. drilling activity in the Bakken, Rockies and Texas markets and greater activity in our offshore business.

Our U.S. segment gross margin as a percentage of revenues increased from (60%) in the second quarter of 2016 to (18%) in the second quarter of 2017 primarily due to increased activity in the Bakken, Rockies and Texas markets.

Results of Operations – Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2017	2016	Change
	($ in thousands)
Revenues
Canada	$118,174	$142,629	$(24,455)
Australia	55,623	53,015	2,608
United States and other	9,642	6,427	3,215
Total revenues	183,439	202,071	(18,632)
Costs and expenses
Cost of sales and services
Canada	82,118	95,343	(13,225)
Australia	27,302	25,651	1,651
United States and other	11,736	9,535	2,201
Total cost of sales and services	121,156	130,529	(9,373)
Selling, general and administrative expenses	28,270	28,412	(142)
Depreciation and amortization expense	64,383	66,723	(2,340)
Impairment expense	--	8,400	(8,400)
Other operating expense	729	218	511
Total costs and expenses	214,538	234,282	(19,744)
Operating loss	(31,099)	(32,211)	1,112

Interest expense and income, net	(11,078)	(11,057)	(21)
Other income (expense)	730	(280)	1,010
Loss before income taxes	(41,447)	(43,548)	2,101
Income tax benefit	5,864	5,520	344
Net loss	(35,583)	(38,028)	2,445
Less: Net income attributable to noncontrolling interest	220	280	(60)
Net loss attributable to Civeo	$(35,803)	$(38,308)	$2,505

We reported net loss attributable to Civeo for the six months ended June 30, 2017 of $35.8 million, or $0.28 per diluted share.

We reported net loss attributable to Civeo for the six months ended June 30, 2016 of $38.3 million, or $0.36 per diluted share. As further discussed below, net loss included (i) an $8.4 million pre-tax loss ($8.4 million after-tax, or $0.08 per diluted share) resulting from the impairment of fixed assets, included in Impairment expense below, and (ii) a $1.3 million pre-tax loss ($1.2 million after-tax, or $0.01 per diluted share) from costs incurred in connection with our redomicile to Canada, included in Selling, general and administrative (SG&A) expense below.

Revenues. Consolidated revenues decreased $18.6 million, or 9%, in the first half of 2017 compared to the first half of 2016. This decline was largely driven by decreases in Canada due to lower rates and lower mobile, open camp and product activity, offset by increases in the U.S. due to increased activity levels and in Australia due to increased occupancy at our villages in Western Australian, as well as stronger Australian dollars in 2017 compared to 2016. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $9.4 million, or 7%, in the first half of 2017 compared to the first half of 2016, primarily due to decreases in Canada due to lower mobile, open camp and product activity, as well as a focus on cost containment and operational efficiencies. This was partially offset by increases in the U.S. due to increased activity levels and in Australia due to increased occupancy at our villages in Western Australia, as well as stronger Australian dollars in 2017 compared to 2016. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense decreased $0.1 million, or 1%, in the first half of 2017 compared to the first half of 2016. This decrease was primarily due to reduced compensation as a result of workforce reductions in 2016, lower professional fees when compared to 2016 and other administrative cost reductions. This decrease was partially offset by higher share-based compensation expense associated with phantom share awards. The increase in share-based compensation was largely due to an increase in our share price during the first half of 2017. We use current market prices to remeasure the phantom share awards at each reporting date.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.3 million, or 4%, in the first half of 2017 compared to the first half of 2016 primarily due to reduced depreciation expense resulting from impairments recorded in 2016, partially offset by increased depreciation expense associated with an enterprise information system placed in service in 2017.

Impairment Expense. We recorded pre-tax impairment expense of $8.4 million in the first half of 2016 primarily related to the impairment of fixed assets in our U.S. segment, due to a continued reduction of U.S. drilling activity in the Bakken Shale region.

Operating Loss. Consolidated operating loss decreased $1.1 million, or 3%, in the first half of 2017 compared to the first half of 2016 primarily due to the impairment expense recorded in the first half of 2016, which was not repeated in the first half of 2017 and lower depreciation and amortization expense, partially offset by lower contracted rates in Canada.

Interest Expense and Interest Income, net. Net interest expense was essentially flat in the first half of 2017 compared to the first half of 2016 primarily due to increases from the 2017 write-off of $0.8 million of debt issuance costs associated with an amendment to the Credit Agreement (as compared to a $0.3 million write-off of debt issuance costs in the first quarter 2016) and higher interest rates on term loan and revolving credit facility borrowings, offset by lower amounts outstanding under our revolving credit facilities in the first half of 2017 as compared to the first half of 2016.

Income Tax Benefit. Our income tax benefit for the six months ended June 30, 2017 totaled $5.9 million, or 14.1% of pretax loss, compared to a benefit of $5.5 million, or 12.7% of pretax loss, for the six months ended June 30, 2016. Our effective tax rates in 2017 and 2016 were reduced approximately 13% and 18%, respectively, by the exclusion of Australia and U.S. for purposes of computing the interim tax provision since they are loss jurisdictions for tax accounting purposes.

Other Comprehensive Income (Loss). Other comprehensive income increased $7.4 million in the first half of 2017 compared to the first half of 2016 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 3% in the first half of 2017 compared to a 6% increase in the first half of 2016. The Australian dollar exchange rate compared to the U.S. dollar increased 6% in the first half of 2017 compared to a 2% increase in the first half of 2016.

Segment Results of Operations – Canadian Segment

	Six Months Ended June 30,
	2017	2016	Change
Revenues ($ in thousands)
Lodge revenue (1)	$109,170	$121,187	$(12,017)
Mobile, open camp and product revenue	9,004	21,442	(12,438)
Total revenues	$118,174	$142,629	$(24,455)

Cost of sales and services ($ in thousands)	$82,118	$95,343	$(13,225)

Gross margin as a % of revenues	30.5%	33.2%	(2.7% )

Average available lodge rooms (2)	14,720	14,636	84

Rentable rooms for lodges (3)	8,496	10,003	(1,507)

Average daily rate for lodges (4)	$93	$110	$(17)

Occupancy in lodges (5)	76%	61%	15%

Canadian dollar to U.S. dollar	$0.750	$0.752	$(0.002)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms include rooms that are utilized for our personnel.
(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Canadian segment reported revenues in the first half of 2017 that were $24.5 million, or 17%, lower than the first half of 2016. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 0.3% in the first half of 2017 compared to the first half of 2016 resulted in a $0.3 million year-over-year reduction in revenues. In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced a 10% decline in lodge revenues, primarily due to lower rates. Finally, mobile, open camp and product revenues declined due to overall lower activity levels.

Our Canadian segment cost of sales and services decreased $13.2 million, or 14%, in the first half of 2017 compared to the first half of 2016 primarily due to the decline in mobile, open camp and product activity, as well as a focus on cost containment and operational efficiencies.

Our Canadian segment gross margin as a percentage of revenues decreased from 33% in the first half of 2016 to 31% in the first half of 2017 primarily due to lower rates, partially offset by lower costs due to a focus on cost containment and operational efficiencies.

Segment Results of Operations – Australian Segment

	Six Months Ended June 30,
	2017	2016	Change
Revenues ($ in thousands)
Village revenue (1)	$55,623	$53,015	$2,608
Total revenues	55,623	53,015	2,608

Cost of sales ($ in thousands)	$27,302	$25,651	$1,651

Gross margin as a % of revenues	50.9%	51.6%	(0.7%	)

Average available village rooms (2)	9,386	9,304	82

Rentable rooms for villages (3)	8,767	8,713	54

Average daily rate for villages (4)	$81	$72	$9

Occupancy in Villages (5)	43%	46%	(3%	)

Australian dollar to U.S. dollar	$0.755	$0.734	$0.021

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms include rooms that are utilized for our personnel.
(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Australian segment reported revenues in the first half of 2017 that were $2.6 million, or 5%, higher than the first half of 2016. The strengthening of the average exchange rates for Australian dollars relative to the U.S. dollar by 3% in the first half of 2017 compared to the first half of 2016 resulted in a $1.5 million year-over-year increase in revenues. Excluding the impact of the stronger Australian exchange rates, the segment experienced a 2% increase in revenues in the first half of 2017 compared to the first half of 2016 due to increased occupancy at our villages in Western Australian, offset by reduced occupancy at our villages in the Bowen Basin. Occupancy increased in Western Australia during the first half of 2017 with increased activity from anchor tenants at both our Western Australian village locations. Reduced occupancy in the Bowen Basin is primarily a result of the ongoing slowdown in mining activity.

Our Australian segment cost of sales increased $1.7 million, or 6%, in the first half of 2017 compared to the first half of 2016. The increase was driven by higher occupancy levels at our villages in Western Australian as well as the strengthening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 51% in the first half of 2017 from 52% in the first half of 2016. This was primarily driven by reduced take-or-pay revenues on expired contracts compared to the first half of 2016.

Segment Results of Operations – U.S. Segment

	Six Months Ended June 30,
	2017		2016		Change

Revenues ($ in thousands)	$9,642		$6,427		$3,215

Cost of sales ($ in thousands)	$11,736		$9,535		$2,201

Gross margin as a % of revenues	(21.7%	)	(48.4%	)	26.7%

Our U.S. segment reported revenues in the first half of 2017 that were $3.2 million, or 50%, higher than the first half of 2016. The increase was primarily due to greater U.S. drilling activity in the Bakken, Rockies and Texas markets, partially offset by decreased revenues from our offshore business.

Our U.S. cost of sales increased $2.2 million, or 23%, in the first half of 2017 compared to the first half of 2016. The increase was driven by greater U.S. drilling activity in the Bakken, Rockies and Texas markets.

Our U.S. segment gross margin as a percentage of revenues increased from (48%) in the first half of 2016 to (22%) in the second half of 2017, primarily due to increased activity in the Bakken, Rockies and Texas markets.

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

The following table summarizes our consolidated liquidity position as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Lender commitments (1)	$275,000	$350,000
Reductions in availability (2)	(156,335)	(144,803)
Borrowings against revolving credit capacity	--	(39,129)
Outstanding letters of credit	(1,200)	(1,571)
Unused availability	117,465	164,497
Cash and cash equivalents	27,326	1,785
Total available liquidity	$144,791	$166,282

(1)	We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.8 million and A$0.8 million under this facility outstanding as of June 30, 2017 and December 31, 2016, respectively.
(2)

As of June 30, 2017 and December 31, 2016, $156.3 million and $144.8 million, respectively, of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement.

Cash totaling $14.4 million was provided by operations during the first half of 2017, compared to $35.1 million provided by operations during the first half of 2016. The decrease in operating cash flow in 2017 compared to 2016 was primarily due to a reduction in working capital in 2017. During the first half of 2017 and 2016, ($13.5) million and $0.1 million, respectively, was provided by (used for) working capital. The increase in working capital outflows from 2016 to 2017 is due in part to the timing of property tax and insurance payments.

Cash was used in investing activities during the six months ended June 30, 2017 in the amount of $4.5 million, compared to cash used in investing activities during the six months ended June 30, 2016 in the amount of $9.3 million. Capital expenditures totaled $6.0 million and $9.9 million during the six months ended June 30, 2017 and 2016, respectively. Capital expenditures in the first half of 2017 and 2016 consisted primarily of routine maintenance capital expenditures as well as investments in an enterprise information system.

We expect our capital expenditures for 2017 to be in the range of $12 million to $15 million, which excludes any expenditures for unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will match actual expenditures in 2017 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Amended Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

Net cash of $14.8 million was provided by financing activities during the six months ended June 30, 2017 primarily due to net proceeds from our February 2017 equity offering of $64.8 million, offset by net repayments under our revolving credit facilities of $39.9 million, repayments of term loan borrowings of $8.0 million and debt issuance costs of $1.8 million. Net cash of $30.4 million was used by financing activities during the six months ended June 30, 2016 due to repayments of term loan borrowings of $33.1 million and debt issuance costs of $2.0 million, partially offset by net revolver borrowings of $4.8 million.

The following table summarizes the changes in debt outstanding during the first half of 2017 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2016	$326,385	$6,507	$24,375	$357,267
Borrowings under revolving credit facilities	22,655	4,970	16,900	44,525
Repayments of borrowings under revolving credit facilities	(55,725)	(11,837)	(16,900)	(84,462)
Repayments of term loans	(8,000)	--	--	(8,000)
Translation	10,518	360	--	10,878
Balance at June 30, 2017	$295,833	$--	$24,375	$320,208

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.25 to 1.0 (as of June 30, 2017). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with all of these covenants as of June 30, 2017.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016. As of June 30, 2017, except for net repayments under our revolving credit facilities, there were no material changes to this disclosures regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2017, we had $320.2 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $3.2 million annually, based on our floating-rate debt obligations and interest rates in effect as of June 30, 2017.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.2 billion and A$0.5 billion, respectively, at June 30, 2017. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of June 30, 2017 would result in translation adjustments of approximately $22.0 million and $46.0 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

For additional information about our risk factors, please read the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
April 1, 2017 – April 30, 2017	--		--		--	--
May 1, 2017 – May 31, 2017	6,911	(1)	$1.99	(2)	--	--
June 1, 2017 – June 30, 2017	--		--		--	--
Total	6,911		$1.99		--	--

(1)

Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)	The price paid per share was based on the closing price of our common shares on May 30, 2017, which represents the dates the restrictions lapsed on such shares.
(3)	We did not have at any time during the quarter ended June 30, 2017, and currently do not have, a share repurchase program in place.

ITEM 6. Exhibits

(a)	INDEX OF EXHIBITS

Exhibit No.		Description

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

*	Filed herewith.
**	Furnished herewith.

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

CIVEO CORPORATION

Date:	July 28, 2017	By	/s/ Frank C. Steininger
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