Form 10-Q
period 2017-09-30
Civeo Corp
filed 2017-10-26
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

The Registrant had 132,259,000 common shares outstanding as of October 23, 2017.

CIVEO CORPORATION

INDEX

Page No.
Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Financial Statements
Unaudited Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2017 and 2016	3
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Month Periods Ended September 30, 2017 and 2016	4
Consolidated Balance Sheets – September 30, 2017 (unaudited) and December 31, 2016	5
Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2017 and 2016	6
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016	7
Notes to Unaudited Consolidated Financial Statements	8–18

Cautionary Statement Regarding Forward-Looking Statements	19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 6. Exhibits	38

(a) Index of Exhibits	38

Signature Page	39

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
Revenues:
Service and other	$95,564	$97,792	$274,438	$290,307
Product	1,925	6,446	6,490	16,002
	97,489	104,238	280,928	306,309
Costs and expenses:
Service and other costs	62,668	61,534	179,044	181,510
Product costs	2,859	6,430	7,639	16,983
Selling, general and administrative expenses	15,871	13,644	44,141	42,056
Depreciation and amortization expense	32,700	33,721	97,083	100,444
Impairment expense	4,360	37,729	4,360	46,129
Other operating expense	375	138	1,104	356
	118,833	153,196	333,371	387,478
Operating loss	(21,344)	(48,958)	(52,443)	(81,169)

Interest expense to third-parties	(5,441)	(6,072)	(15,697)	(16,941)
Loss on extinguishment of debt	--	--	(842)	(302)
Interest income	49	26	69	140
Other income	517	1,338	1,247	1,058
Loss before income taxes	(26,219)	(53,666)	(67,666)	(97,214)
Income tax benefit	4,011	11,697	9,875	17,217
Net loss	(22,208)	(41,969)	(57,791)	(79,997)
Less: Net income attributable to noncontrolling interest	123	162	343	442
Net loss attributable to Civeo Corporation.	$(22,331)	$(42,131)	$(58,134)	$(80,439)

Per Share Data (see Note 6)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.17)	$(0.39)	$(0.46)	$(0.75)

Diluted net loss per share attributable to Civeo Corporation common shareholders.	$(0.17)	$(0.39)	$(0.46)	$(0.75)

Weighted average number of common shares outstanding:
Basic	130,889	107,118	127,512	106,989
Diluted.	130,889	107,118	127,512	106,989

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016

Net loss	$(22,208)	$(41,969)	$(57,791)	$(79,997)

Other comprehensive income:
Foreign currency translation adjustment, net of taxes of zero	14,343	9,599	38,691	26,511
Total other comprehensive income	14,343	9,599	38,691	26,511

Comprehensive loss	(7,865)	(32,370)	(19,100)	(53,486)
Comprehensive income attributable to noncontrolling interest	(126)	(123)	(667)	(443)
Comprehensive loss attributable to Civeo Corporation.	$(7,991)	$(32,493)	$(19,767)	$(53,929)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	SEPTEMBER 30, 2017	DECEMBER 31, 2016
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$54,002	$1,785
Accounts receivable, net	63,113	56,302
Inventories	4,857	3,112
Prepaid expenses	10,281	15,431
Other current assets	5,948	5,938
Total current assets	138,201	82,568

Property, plant and equipment, net	756,138	789,710
Other intangible assets, net	24,700	28,039
Other noncurrent assets	10,711	10,129
Total assets	$929,750	$910,446

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,893	$20,675
Accrued liabilities	19,429	14,822
Income taxes	407	111
Current portion of long-term debt	16,671	15,471
Deferred revenue	4,016	6,792
Other current liabilities	1,625	2,572
Total current liabilities	66,041	60,443

Long-term debt, less current maturities	307,522	337,800
Deferred income taxes	--	9,194
Other noncurrent liabilities	30,358	27,019
Total liabilities	403,921	434,456

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Common shares (no par value; 550,000,000 shares authorized, 132,424,451 shares and 108,171,329 shares issued, respectively, and 132,259,000 shares and 108,103,048 shares outstanding, respectively)	--	--
Additional paid-in capital	1,382,160	1,311,226
Accumulated deficit	(531,534)	(472,764)
Common shares held in treasury at cost, 165,451 and 68,281 shares, respectively	(358)	(65)
Accumulated other comprehensive loss	(324,563)	(362,930)
Total Civeo Corporation shareholders’ equity	525,705	475,467
Noncontrolling interest	124	523
Total shareholders’ equity	525,829	475,990
Total liabilities and shareholders’ equity	$929,750	$910,446

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2015	$--	$1,305,930	$(376,376)	$--	$(366,309)	$525	$563,770
Net income (loss)	--	--	(80,439)	--	--	442	(79,997)
Currency translation adjustment.	--	--	--	--	26,510	1	26,511
Share-based compensation.	--	4,535	--	(65)	--	--	4,470
Balance, September 30, 2016	$--	$1,310,465	$(456,815)	$(65)	$(339,799)	$968	$514,754

Balance, December 31, 2016	$--	$1,311,226	$(472,764)	$(65)	$(362,930)	$523	$475,990
Net income (loss)	--	--	(58,134)	--	--	343	(57,791)
Currency translation adjustment.	--	--	--	--	38,367	324	38,691
Dividends paid	--	--	--	--	--	(1,066)	(1,066)
Cumulative effect of implementation of ASU 2016-09.	--	636	(636)	--	--	--	--
Isssuance of common shares	--	64,817	--	--	--	--	64,817
Share-based compensation.	--	5,481	--	(293)	--	--	5,188
Balance, September 30, 2017	$--	$1,382,160	$(531,534)	$(358)	$(324,563)	$124	$525,829

Common Stock (in thousands)
Balance, December 31, 2016	108,103
Issuance of common shares	23,000
Share-based compensation.	1,156
Balance, September 30, 2017	132,259

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(57,791)	$(79,997)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97,083	100,444
Impairment charges	4,360	46,129
Inventory write-down	--	850
Loss on extinguishment of debt	842	302
Deferred income tax benefit	(11,026)	(25,239)
Non-cash compensation charge	5,481	4,535
(Gain) loss on disposal of assets	(1,193)	259
Provision (benefit) for loss on receivables, net of recoveries	8	(74)
Other, net	3,307	2,546
Changes in operating assets and liabilities:
Accounts receivable	(2,845)	(2,920)
Inventories	(1,507)	1,484
Accounts payable and accrued liabilities	5,910	2,766
Taxes payable	9,928	4,832
Other current assets and liabilities, net	(7,032)	(7,062)
Net cash flows provided by operating activities	45,525	48,855

Cash flows from investing activities:
Capital expenditures	(8,020)	(15,246)
Proceeds from disposition of property, plant and equipment	1,625	4,465
Other, net	548	(761)
Net cash flows used in investing activities	(5,847)	(11,542)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	64,817	--
Term loan repayments	(12,214)	(37,107)
Revolving credit borrowings	44,525	230,323
Revolving credit repayments	(84,462)	(236,939)
Debt issuance costs	(1,795)	(2,037)
Other, net	(293)	(65)
Net cash flows provided by (used in) financing activities	10,578	(45,825)

Effect of exchange rate changes on cash	1,961	3,205
Net change in cash and cash equivalents	52,217	(5,307)
Cash and cash equivalents, beginning of period	1,785	7,837

Cash and cash equivalents, end of period	$54,002	$2,530

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

On February 7, 2017, we closed a public offering of 23,000,000 common shares at $3.00 per share. We used a portion of the net proceeds of $64.8 million from the offering to repay amounts outstanding under several revolving credit facilities provided by our primary credit agreement (the Credit Agreement) and are using the remaining proceeds for general corporate purposes.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This new standard requires companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. ASU 2016-09 is effective for financial statements issued for reporting periods beginning after December 15, 2016 and interim periods within the reporting periods. The changes to the accounting for forfeitures and excess tax benefits or deficiencies should be applied using a modified retrospective transition method with a cumulative-effect adjustment to retained earnings. Effective with our quarterly report on Form 10-Q for the quarter ended March 31, 2017, we have adopted this standard effective January 1, 2017. Upon adoption of this standard, we no longer estimate forfeitures in advance and now recognize forfeitures as they occur and have reflected a cumulative effect adjustment of $0.6 million to accumulated deficit in the accompanying unaudited consolidated balance sheet as of September 30, 2017. In addition, this new standard requires that companies classify the cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation as a financing activity. As a result of our withholding of shares for tax-withholding purposes, during the year ended December 31, 2016, we withheld approximately 68,000 shares at a total value of $0.1 million. As a result of our adoption of ASU 2016-09, we reclassified $0.1 million of tax-withholdings from operating activities to financing activities on the accompanying unaudited consolidated statement of cash flows for the nine months ended September 30, 2016.

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

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606).  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017.  Accordingly, we plan to adopt this standard in the first quarter of 2018.  ASC 606 allows either full retrospective or modified retrospective transition, and we currently plan to use the modified retrospective method of adoption. We are continuing to evaluate the impact of this new standard on our consolidated financial statements upon adoption. Our evaluation includes performing a detailed review of key contracts representative of our different businesses and comparing historical accounting policies and practices to the new standard. Through the third quarter of 2017, we have reviewed a material amount of our lodge and village contracts, as well as other revenue generating contracts, in our Canadian, U.S. and Australian segments. Based on our review of these contracts, we do not expect the new revenue recognition standard to have a material impact on our consolidated financial statements upon adoption.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

3.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of September 30, 2017 and December 31, 2016, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the third quarter of 2017 and the first and third quarters of 2016, we wrote down certain long-lived assets to their fair values. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. During the third quarter of 2017 and 2016, our estimates of fair value of certain undeveloped land positions in British Columbia were based on appraisals from third parties.

4.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2017 and December 31, 2016 is presented below (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable, net:
Trade	$40,790	$39,442
Unbilled revenue	21,659	16,063
Other	1,309	1,435
Total accounts receivable	63,758	56,940
Allowance for doubtful accounts	(645)	(638)
Total accounts receivable, net	$63,113	$56,302

	September 30, 2017	December 31, 2016
Inventories:
Finished goods and purchased products	$2,371	$1,700
Work in process	882	3
Raw materials	1,604	1,409
Total inventories	$4,857	$3,112

During the third quarter of 2016, we recorded a $0.9 million write-down of inventory at our modular construction and manufacturing plant in Canada, which is included in Service and other costs in our accompanying unaudited consolidated statements of operations.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	Estimated Useful Life (in years)			September 30, 2017	December 31, 2016
Property, plant and equipment, net:
Land				$42,563	$41,122
Accommodations assets	3	-	15	1,665,496	1,554,986
Buildings and leasehold improvements	5	-	20	31,015	28,104
Machinery and equipment	4	-	15	10,242	9,667
Office furniture and equipment	3	-	7	54,770	29,948
Vehicles	3	-	5	15,319	14,725
Construction in progress				3,163	23,016
Total property, plant and equipment				1,822,568	1,701,568
Accumulated depreciation				(1,066,430)	(911,858)
Total property, plant and equipment, net				$756,138	$789,710

	September 30, 2017	December 31, 2016
Accrued liabilities:
Accrued compensation	$16,270	$13,189
Accrued taxes, other than income taxes	1,568	917
Accrued interest	15	194
Other	1,576	522
Total accrued liabilities	$19,429	$14,822

5.	IMPAIRMENT CHARGES

2017 Impairment Charges

The following summarizes pre-tax impairment charges recorded during the nine month period ended September 30, 2017, which are included in Impairment expense in our accompanying unaudited consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended September 30, 2017
Long-lived assets	$4,360	$--	$--	$4,360
Total	$4,360	$--	$--	$4,360

Quarter ended September 30, 2017. During the third quarter of 2017, we made the decision to vacate an open camp facility in Canada and relocated the assets to a newly awarded contract for a Canadian mobile camp. We assessed the carrying value of the remaining assets to determine if they continued to be recoverable based on their estimated future cash flows. Based on the assessment, the carrying values of certain leasehold improvements were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of those assets to their respective carrying values. Accordingly, the value of the remaining leasehold improvements were written down to their fair value of zero. As a result of the analysis described above, we recorded an impairment expense of $3.2 million associated with our leased properties in Canada.

We also recorded an impairment expense of $1.2 million related to undeveloped land positions in Canada, the fair market value of which was negatively impacted by the recent cancellation of an LNG project in British Columbia.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

6.	EARNINGS PER SHARE

The calculation of earnings per share attributable to Civeo is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic Loss per Share
Net loss attributable to Civeo	$(22,331)	$(42,131)	$(58,134)	$(80,439)
Less: undistributed net income to participating securities	--	--	--	--
Net loss attributable to Civeo’s common shareholders - basic	$(22,331)	$(42,131)	$(58,134)	$(80,439)

Weighted average common shares outstanding - basic	130,889	107,118	127,512	106,989

Basic loss per share	$(0.17)	$(0.39)	$(0.46)	$(0.75)

Diluted Loss per Share
Net loss attributable to Civeo’s common shareholders - basic	$(22,331)	$(42,131)	$(58,134)	$(80,439)
Less: undistributed net income to participating securities	--	--	--	--
Net loss attributable to Civeo’s common shareholders - diluted	$(22,331)	$(42,131)	$(58,134)	$(80,439)

Weighted average common shares outstanding - basic	130,889	107,118	127,512	106,989
Effect of dilutive securities (1)	--	--	--	--
Weighted average common shares outstanding - diluted	130,889	107,118	127,512	106,989

Diluted loss per share	$(0.17)	$(0.39)	$(0.46)	$(0.75)

(1)

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three and nine months ended September 30, 2017 and 2016. In the three months ended September 30, 2017 and 2016, we excluded from the calculation 2.2 million and 1.6 million share based awards, respectively, since the effect would have been anti-dilutive. In the nine months ended September 30, 2017 and 2016, we excluded from the calculation 2.1 million and 1.5 million share based awards, respectively, since the effect would have been anti-dilutive.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

7.	DEBT

As of September 30, 2017 and December 31, 2016, long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
U.S. term loan, which matures on May 28, 2019; weighted average interest rate of 4.3% for the nine-month period ended September 30, 2017	$24,375	$24,375

Canadian term loan, which matures on May 28, 2019; 1.25% of aggregate principal repayable per quarter; weighted average interest rate of 4.3% for the nine-month period ended September 30, 2017	303,405	293,763

U.S. revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 6.3% for the nine-month period ended September 30, 2017	--	--

Canadian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.1% for the nine-month period ended September 30, 2017	--	23,089

Canadian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.1% for the nine-month period ended September 30, 2017	--	9,533

Australian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.0% for the nine-month period ended September 30, 2017	--	6,507
	327,780	357,267
Less: Unamortized debt issuance costs	3,587	3,996
Total debt	324,193	353,271
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	16,671	15,471
Long-term debt, less current maturities	$307,522	$337,800

We did not have any capitalized interest to net against interest expense for either of the three-month or nine-month periods ended September 30, 2017 or 2016.

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

●	adjusted the maximum leverage ratio financial covenant for the relevant periods, as follows:

Period Ended	Maximum Leverage Ratio
September 30, 2017	5.85	:	1.00
December 31, 2017	5.85	:	1.00
March 31, 2018	5.85	:	1.00
June 30, 2018	5.85	:	1.00
September 30, 2018	5.85	:	1.00
December 31, 2018	5.50	:	1.00
March 31, 2019 & thereafter	5.25	:	1.00

; and

●	provided for other technical changes and amendments to the Amended Credit Agreement.

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.85 to 1.0 (as of September 30, 2017). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with all of these covenants as of September 30, 2017.

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

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. As Australia and the U.S. are loss jurisdictions for tax accounting purposes, Australia and the U.S. have been removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Our income tax benefit for the nine months ended September 30, 2017 totaled $9.9 million, or 14.6% of pretax loss, compared to a benefit of $17.2 million, or 17.7% of pretax loss, for the nine months ended September 30, 2016. Our income tax benefit for the three months ended September 30, 2017 totaled $4.0 million, or 15.3% of pretax loss, compared to a benefit of $11.7 million, or 21.8% of pretax loss, for the three months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017 and 2016 was reduced approximately 12% and 10%, respectively, by the exclusion of Australia and U.S. for purposes of computing the interim tax provision since they are loss jurisdictions for tax accounting purposes.

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

Our accumulated other comprehensive loss decreased $38.4 million from $362.9 million at December 31, 2016 to $324.5 million at September 30, 2017, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first nine months of 2017 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.2 billion and A$0.5 billion, respectively, at September 30, 2017.

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

Outstanding Awards

Options.  Compensation expense associated with options recognized in both the three month periods ended September 30, 2017 and 2016 totaled less than $0.1 million.  Compensation expense associated with options recognized in both the nine month periods ended September 30, 2017 and 2016 totaled less than $0.1 million.  At September 30, 2017, unrecognized compensation cost related to options was less than $0.1 million, which is expected to be recognized over a weighted average period of 0.4 years.

        Restricted Share / Deferred Share Awards.  On February 21, 2017, we granted 1,322,934 restricted share awards and deferred share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 21, 2018.  On March 21, 2017, we granted 47,529 restricted share awards to one of our non-employee directors upon his appointment to our Board of Directors, which vest in their entirety on March 21, 2018.  On May 11, 2017, we granted 243,190 restricted share awards to our other non-employee directors, which vest in their entirety on May 11, 2018.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Compensation expense associated with restricted share awards and deferred share awards recognized in the three month periods ended September 30, 2017 and 2016 totaled $0.9 million and $1.0 million, respectively. Compensation expense associated with restricted share awards and deferred share awards recognized in the nine month periods ended September 30, 2017 and 2016 totaled $3.2 million and $3.0 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during each of the three months ended September 30, 2017 and 2016 was de minimis. The total fair value of restricted share awards and deferred share awards that vested during the nine months ended September 30, 2017 and 2016 was $2.4 million and $0.6 million, respectively.

At September 30, 2017, unrecognized compensation cost related to restricted share awards and deferred share awards was $5.5 million, which is expected to be recognized over a weighted average period of 1.9 years.

Phantom Share Awards. On February 21, 2017, we granted 351,022 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 21, 2018. We also granted 163,617 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 21, 2018.

During the three month periods ended September 30, 2017 and 2016, we recognized compensation expense associated with phantom shares totaling $2.4 million and a de minims amount, respectively. During the nine month periods ended September 30, 2017 and 2016, we recognized compensation expense associated with phantom shares totaling $6.6 million and $1.8 million, respectively. At September 30, 2017, unrecognized compensation cost related to phantom shares was $9.0 million, as remeasured at September 30, 2017, which is expected to be recognized over a weighted average period of 1.5 years.

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

During the three month periods ended September 30, 2017 and 2016, we recognized compensation expense associated with performance awards totaling $0.8 million and $0.5 million, respectively. During the nine month periods ended September 30, 2017 and 2016, we recognized compensation expense associated with performance awards totaling $2.3 million and $1.4 million, respectively. At September 30, 2017, unrecognized compensation cost related to performance shares was $5.9 million, which is expected to be recognized over a weighted average period of 1.9 years.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

12.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on workforce accommodations.

Financial information by business segment for each of the three and nine months ended September 30, 2017 and 2016 is summarized in the following table (in thousands):

	Total Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2017
Canada	$63,832	$18,402	$(11,691)	$679	$579,593
Australia	27,541	11,561	(3,667)	756	391,520
United States	6,116	1,165	(3,941)	422	31,161
Corporate and eliminations	--	1,572	(2,045)	126	(72,524)
Total	$97,489	$32,700	$(21,344)	$1,983	$929,750

Three months ended September 30, 2016
Canada	$73,539	$20,702	$(44,742)	$1,085	$576,945
Australia	27,679	11,736	(1,918)	2,132	409,982
United States	3,020	1,274	(3,271)	--	31,926
Corporate and eliminations	--	9	973	2,136	(40,802)
Total	$104,238	$33,721	$(48,958)	$5,353	$978,051

Nine months ended September 30, 2017
Canada	$182,006	$54,374	$(26,283)	$2,195	$579,593
Australia	83,164	34,614	(8,284)	2,211	391,520
United States	15,758	3,549	(10,347)	1,058	31,161
Corporate and eliminations	--	4,546	(7,529)	2,556	(72,524)
Total	$280,928	$97,083	$(52,443)	$8,020	$929,750

Nine months ended September 30, 2016
Canada	$216,168	$62,494	$(53,758)	$2,578	$576,945
Australia	80,694	34,348	(4,454)	3,833	409,982
United States	9,447	4,462	(20,662)	--	31,926
Corporate and eliminations	--	(860)	(2,295)	8,835	(40,802)
Total	$306,309	$100,444	$(81,169)	$15,246	$978,051

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

Macroeconomic Environment

We provide workforce accommodations to the natural resource industry in Canada, Australia and the U.S. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase; and (2) the operations or production phase. Historically, initial demand for our services has been driven by our customers’ capital spending programs related to the construction and development of oil sands and coal mines and associated infrastructure as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by continued development and expansion of natural resource production and operation of oil sands and mining facilities. In general, industry capital spending programs are based on the outlook for commodity prices, economic growth and estimates of resource production. As a result, demand for our products and services is largely sensitive to expected commodity prices, principally related to crude oil and metallurgical (met) coal.

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

During the first quarter of 2016, global oil prices dropped to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. With falling WTI oil prices, WCS also fell.  Prices began to increase in March 2016, and continued to increase through the first quarter of 2017.  After falling slightly in the second quarter of 2017, prices began to increase towards the end of the third quarter of 2017.  WCS prices in the third quarter of 2017 averaged $37.72 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $83.78 in the second quarter of 2014.  The WCS Differential decreased from $16.10 per barrel at the end of the fourth quarter of 2016 to $11.25 per barrel at the end of the third quarter of 2017.  As of October 23, 2017, the WTI price was $51.72 and the WCS price was $39.40, resulting in a WCS Differential of $12.32.

There remains a risk that prices for Canadian oil sands crude oil related products could deteriorate or remain at current depressed levels for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The depressed price levels through the first quarter of 2016 negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our services in late 2014 and throughout 2015 and 2016. Although we have seen an uplift in oil prices in late 2016 and through 2017, we are not expecting significant improvement in customer activity in the near-term, as we anticipate that our customers’ capital spending will generally lag increased oil prices by nine to 12 months. The current outlook for expansionary projects in Canada is primarily related to proposed pipeline and insitu oil sands projects. However, continued uncertainty and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets.

Our U.S. business is also primarily tied to oil prices, specifically oil shale drilling and completion activity, and therefore WTI oil prices, in the Bakken, Rockies and Permian basins.  With the recovery in oil prices in late 2016 and into 2017, coupled with ample capital availability for U.S. E&P companies, oil drilling and completion activity in the U.S. has significantly increased over the past year.   The U.S. oil rig count has increased from its low of 316 rigs in May of 2016 to over 700 rigs active in the third quarter of 2017.  As of October 20, 2017, there were 736 active oil rigs in the U.S. (as measured by Bakerhughes.com).  U.S. oil drilling and completion activity will continue to be dependent on WTI oil prices near or above $50 per barrel and sufficient capital to support E&P drilling and completion plans.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region.  Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 5.6% during the first nine months of 2017 compared to the corresponding period in 2016.  On March 28, 2017, a Category 4 cyclone made landfall on the coast of Queensland, Australia, temporarily shutting down the majority of Bowen Basin coal export rail infrastructure, causing another spike in met coal spot prices from $152 per metric tonne on March 31, 2017 to over $250 per metric tonne.  As of October 23, 2017, met coal spot prices are at $178 per metric tonne and benchmark contract prices for the fourth quarter of 2017 paid to Australian metallurgical coal producers by Japanese steel producers have not settled. Following cyclone Debbie, the market began to shift away from quarterly benchmark pricing to an index linked approach as a pricing mechanism. The changes in met coal pricing this year have not led our customers to approve any significant new projects.  We expect that customers will look for a period of sustained higher prices before we see any significant impact on customer activity levels and the demand for our accommodations.  Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. Our customers continue to actively implement cost, productivity and efficiency measures to drive down their cost base.

Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
	WTI	WCS	Hard
Quarter	Crude	Crude	Coking Coal (Met Coal)
ended	(per bbl)	(per bbl)	(per tonne)
Fourth Quarter through 10/23/2017	$50.95	$39.63	$ N/A
9/30/2017	48.16	37.72	170.00
6/30/2017	48.11	38.20	193.50
3/31/2017	51.70	38.09	285.00
12/31/2016	49.16	34.34	200.00
9/30/2016	44.88	30.67	92.50
6/30/2016	45.53	32.84	84.00
3/31/2016	33.41	20.26	81.00
12/31/2015	42.02	27.82	89.00
9/30/2015	46.48	31.54	93.00
6/30/2015	57.64	48.09	109.50
3/31/2015	48.49	35.03	117.00
12/31/2014	73.21	57.75	119.00
9/30/2014	97.60	78.69	120.00

(1)	Source: WTI crude prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

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

In recent months, however, several catalysts have emerged that we believe could have favorable intermediate to long-term implications for our core end markets. Since the announcement by OPEC in late November 2016 to cut production quotas and the subsequent rise in oil prices and oil price expectations, certain operators with steam-assisted gravity drainage operations in the Canadian oil sands have increased capital spending in 2017. In addition, recent regulatory approvals of several major pipeline projects have the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. Additionally, we believe that the Keystone XL pipeline in the U.S., if constructed, would be a positive catalyst for Canadian oil sands producers, as it would bolster confidence in future take-away capacity from the region to U.S. Gulf Coast refineries. In Australia, we believe prices are currently at a level that may contribute to increased activity over the long term if our customers view these price levels as sustainable.

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

We began expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support potential liquefied natural gas (LNG) projects on the west coast of British Columbia. We were awarded a contract with LNG Canada (LNGC) for the provision of open lodge rooms and associated services that ran through September 2017. To support this contract, we developed a new accommodations facility, named Sitka Lodge, which includes private washrooms, recreational facilities and other amenities. This lodge currently has 436 rooms, with the potential to expand to serve future accommodations demand in the region.

In addition, we were awarded a contract with LNGC to construct a 4,500 person workforce accommodation center (Cedar Valley Lodge) for a proposed liquefaction and export facility in Kitimat, British Columbia. Construction of Cedar Valley Lodge will not commence until LNGC’s joint venture participants have made a positive final investment decision (FID). The FID was originally planned for the end of 2016. However, FID has been delayed. Recent public statements by LNGC and news reports indicate that FID for LNGC is expected in the second half of 2018. Should the project ultimately move forward, British Columbia LNG activity could become a material driver of future activity for our Sitka Lodge, as well as for our mobile fleet assets, which are well suited for the related pipeline construction activity.

However, there can be no assurance that LNGC’s joint venture participants will reach a positive FID or that our contracts with LNGC will be extended. Further, on July 25, 2017, Petronas and its partners announced the cancellation of their Pacific NorthWest (“PNW”) liquefied natural gas project they had planned to build in Port Edward, British Columbia.  If the LNGC project, and other potential projects in the area, do not move forward, our future results of operations and our existing long-lived assets in Canada, including our Sitka Lodge, may be negatively affected, and we may be required to record material impairment charges equal to the excess of the carrying values of these assets over their fair values.  As of September 30, 2017, the net book value of long-lived assets that are currently supporting, or could be used to support, potential LNG projects in British Columbia was approximately $75 million.

As a result of the PNW cancellation, we identified an indicator that certain asset groups used, or expected to be used, in conjunction with potential LNG projects in British Columbia may be impaired. As a result, we assessed the carrying values of each of the asset groups to determine if they continued to be recoverable based on their estimated future cash flows. Based on the assessment, the carrying values of certain undeveloped land positions in British Columbia were determined to not be recoverable, and an impairment charge totaling $1.2 million was recorded in the third quarter of 2017.

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

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. Generally Accepted Accounting Principles (U.S. GAAP) financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.80 for the third quarter of 2017, compared to U.S. $0.77 for the third quarter of 2016, an increase of approximately 4%. The Canadian dollar was valued at an average exchange rate of U.S. $0.77 for the first nine months of 2017 compared to U.S. $0.76 for the first nine months of 2016, an increase of approximately 1%. The Canadian dollar was valued at an exchange rate of $0.80 on September 30, 2017 and $0.74 on December 31, 2016. The Australian dollar was valued at an average exchange rate of U.S. $0.79 for the third quarter of 2017 compared to U.S. $0.76 for the third quarter of 2016, an increase of approximately 4%. The Australian dollar was valued at an average exchange rate of U.S. $0.77 for the first nine months of 2017 compared to U.S. $0.74 for the first nine months of 2016, an increase of approximately 3%. The Australian dollar was valued at an exchange rate of $0.78 on September 30, 2017 and $0.72 on December 31, 2016. These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

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

During February 2017, we completed a public offering of 23 million common shares. We used a portion of the net proceeds of $64.8 million from the offering to repay amounts outstanding under several revolving credit facilities provided by our primary credit agreement (the Credit Agreement) and are using the remaining proceeds for general corporate purposes.

Results of Operations

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2017, is based on a comparison to the corresponding periods of 2016.

Results of Operations – Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	Change
	($ in thousands)
Revenues
Canada	$63,832	$73,539	$(9,707)
Australia	27,541	27,679	(138)
United States and other	6,116	3,020	3,096
Total revenues	97,489	104,238	(6,749)
Costs and expenses
Cost of sales and services
Canada	43,331	50,571	(7,240)
Australia	14,451	13,441	1,010
United States and other	7,745	3,952	3,793
Total cost of sales and services	65,527	67,964	(2,437)
Selling, general and administrative expenses	15,871	13,644	2,227
Depreciation and amortization expense	32,700	33,721	(1,021)
Impairment expense	4,360	37,729	(33,369)
Other operating expense	375	138	237
Total costs and expenses	118,833	153,196	(34,363)
Operating loss	(21,344)	(48,958)	27,614

Interest expense and income, net	(5,392)	(6,046)	654
Other income	517	1,338	(821)
Loss before income taxes	(26,219)	(53,666)	27,447
Income tax benefit	4,011	11,697	(7,686)
Net loss	(22,208)	(41,969)	19,761
Less: Net income attributable to noncontrolling interest	123	162	(39)
Net loss attributable to Civeo	$(22,331)	$(42,131)	$19,800

We reported net loss attributable to Civeo for the quarter ended September 30, 2017 of $22.3 million, or $0.17 per diluted share.  As further discussed below, net loss included a $4.4 million pre-tax loss ($3.2 million after-tax, or $0.02 per diluted share) resulting from the impairment of fixed assets included in Impairment expense below.

We reported net loss attributable to Civeo for the quarter ended September 30, 2016 of $42.1 million, or $0.39 per diluted share. As further discussed below, net loss included a $37.7 million pre-tax loss ($27.5 million after-tax, or $0.26 per diluted share) resulting from the impairment of fixed assets included in Impairment expense below.

Revenues. Consolidated revenues decreased $6.7 million, or 6%, in the third quarter of 2017 compared to the third quarter of 2016. This decline was primarily due to decreases in Canada resulting from lower rates and lower mobile, open camp and product activity and decreases in Australia due to reduced take-or-pay revenues on expired contracts at our villages in the Bowen Basin. This was partially offset by increases in the U.S., due to overall increased activity, as well as stronger Canadian and Australian dollars relative to the U.S. dollar in the third quarter of 2017 compared to the third quarter of 2016. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $2.4 million, or 4%, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to decreases in Canada resulting from lower mobile, open camp and product activity. This was partially offset by increases in the U.S., due to overall increased activity, as well as stronger Canadian and Australian dollars relative to the U.S. dollar in the third quarter of 2017 compared to the third quarter of 2016. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expense increased $2.2 million, or 16%, in the third quarter of 2017 compared to the third quarter of 2016. This increase was primarily due to higher share based compensation expense associated with phantom share awards and higher incentive compensation costs. The increase in share based compensation was due to the increase in our share price during the period, which is used to remeasure the phantom share awards at each reporting date. These items were partially offset by reduced compensation as a result of workforce reductions in 2016, lower professional fees when compared to 2016 and other administrative cost reductions.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.0 million, or 3%, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to reduced depreciation expense resulting from impairments recorded in 2016, partially offset by increased depreciation expense associated with an enterprise information system placed in service in 2017.

Impairment Expense. Impairment expense of $4.4 million in the third quarter of 2017 consisted of leasehold improvements and undeveloped land positions in our Canadian segment. Impairment expense of $37.7 million in the third quarter of 2016 consisted of pre-tax impairment losses of $37.7 million related to mobile camp assets and certain undeveloped land positions in the British Columbia LNG market in our Canadian segment. Please see Note 5 - Impairment Charges to the notes to the unaudited consolidated financial statements of this quarterly report for further discussion.

Operating Loss. Consolidated operating loss decreased by $27.6 million, or 56%, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to lower impairment expense and lower contracted rates in Canada.

Interest Expense and Interest Income, net. Net interest expense decreased by $0.7 million, or 11%, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to lower amounts outstanding under our revolving credit facilities in the third quarter of 2017 as compared to the third quarter of 2016, partially offset by higher interest rates on our term loan borrowings.

Other Income. Other income decreased by $0.8 million, or 61%, in the third quarter of 2017 compared to the third quarter of 2016, primarily due to income recorded in the third quarter of 2016 from an unconsolidated investment related to the engineering and planning work performed for LNGC’s accommodation center in Kitimat, which was not repeated in the third quarter of 2017.

Income Tax Benefit.  Our income tax benefit for the three months ended September 30, 2017 totaled $4.0 million, or 15.3% of pretax loss, compared to a benefit of $11.7 million, or 21.8% of pretax loss, for the three months ended September 30, 2016.  Our effective tax rates in 2017 and 2016 were reduced by the exclusion of Australia and U.S. for purposes of computing the interim tax provision since they are loss jurisdictions for tax accounting purposes.  In addition, the effective tax rates for the three months ended September 30, 2017 and 2016 were impacted by changes in annual effective rates, as required under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date tax provision.

Other Comprehensive Income (Loss). Other comprehensive income increased $4.7 million in the third quarter of 2017 compared to the third quarter of 2016, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 4% from June 30, 2017 to September 30, 2017 compared to a 1% decrease from June 30, 2016 to September 30, 2016. The Australian dollar exchange rate compared to the U.S. dollar increased 2% from June 30, 2017 to September 30,2017 compared to a 3% increase from June 30, 2016 to September 30, 2016.

Segment Results of Operations – Canadian Segment

	Three Months Ended September 30,
	2017	2016	Change
Revenues ($ in thousands)
Lodge revenue (1)	$59,484	$61,712	$(2,228)
Mobile, open camp and product revenue	4,348	11,827	(7,479)
Total revenues	$63,832	$73,539	$(9,707)

Cost of sales and services ($ in thousands)	$43,331	$50,571	$(7,240)

Gross margin as a % of revenues	32.1%	31.2%	0.9%

Average available lodge rooms (2)	14,720	14,670	50

Rentable rooms for lodges (3)	8,698	10,588	(1,890)

Average daily rate for lodges (4)	$92	$100	$(8)

Occupancy in lodges (5)	81%	64%	17%

Canadian dollar to U.S. dollar	$0.799	$0.766	$0.033

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms include rooms that are utilized for our personnel.
(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)

Occupancy represents total billed days divided by rentable days.  Rentable days excludes staff rooms and out-of-service rooms. The increase in occupancy percentage for the three months ended September 30, 2017 compared to the same period in 2016 is largely due to the reduction in the number of rentable rooms driven primarily by the use of more rooms during the Fort McMurray fires in 2016.

Our Canadian segment reported revenues in the third quarter of 2017 that were $9.7 million, or 13%, lower than the third quarter of 2016. The strengthening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 4% in the third quarter of 2017 compared to the third quarter of 2016 resulted in a $2.7 million period-over-period increase in revenues. Excluding the impact of the stronger Canadian exchange rates, the segment experienced an 8% decline in lodge revenues. This decline was driven primarily by lower rates. In 2016, more rentable rooms were utilized due to the Fort McMurray fires. Finally, mobile, open camp and product revenues declined due to overall lower activity levels.

Our Canadian segment cost of sales and services decreased $7.2 million, or 14%, in the third quarter of 2017 compared to the third quarter of 2016 primarily due to the decline in mobile, open camp and product activity, as well as a focus on cost containment and operational efficiencies. This was partially offset by increased warranty related costs resulting from a product sale.

Our Canadian segment gross margin as a percentage of revenues increased from 31% in the third quarter of 2016 to 32% in the third quarter of 2017. This increase was driven by lower costs due to a focus on cost containment and operational efficiencies.

Segment Results of Operations – Australian Segment

	Three Months Ended September 30,
	2017	2016	Change
Revenues ($ in thousands)
Village revenue (1)	$27,541	$27,679	$(138)
Total revenues	27,541	27,679	(138)

Cost of sales ($ in thousands)	$14,451	$13,441	$1,010

Gross margin as a % of revenues	47.5%	51.4%	(3.9)%

Average available village rooms (2)	9,359	9,344	15

Rentable rooms for villages (3)	8,725	8,675	50

Average daily rate for villages (4)	$81	$81	$--

Occupancy in Villages (5)	42%	43%	(1% )

Australian dollar to U.S. dollar	$0.790	$0.758	$0.032

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms include rooms that are utilized for our personnel.
(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Australian segment reported revenues in the third quarter of 2017 that were $0.1 million, or 0.5%, lower than the third quarter of 2016. The strengthening of the average exchange rates for Australian dollars relative to the U.S. dollar by 4% in the third quarter of 2017 compared to the third quarter of 2016 resulted in a $1.1 million period-over-period increase in revenues. Excluding the impact of the stronger Australian exchange rates, the Australian segment experienced a 4% decline in revenues due to reduced take-or-pay revenues on expired contracts at our villages in the Bowen Basin, primarily as a result of the ongoing slowdown in mining activity.

Our Australian segment cost of sales increased $1.0 million, or 8%, in the third quarter of 2017 compared to the third quarter of 2016. The increase was driven by the strengthening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 48% in the third quarter of 2017 from 51% in the third quarter of 2016. This was primarily driven by reduced take-or-pay revenues on expired contracts compared to the third quarter of 2016.

Segment Results of Operations – U.S. Segment

	Three Months Ended September 30,
	2017		2016		Change

Revenues ($ in thousands)	$6,116		$3,020		$3,096

Cost of sales ($ in thousands)	$7,745		$3,952		$3,793

Gross margin as a % of revenues	(26.6%	)	(30.9%	)	4.3%

Our U.S. segment reported revenues in the third quarter of 2017 that were $3.1 million, or 103%, higher than the third quarter of 2016. The increase was primarily due to greater U.S. drilling activity in the Bakken, Rockies and Texas markets and higher revenues from our offshore business.

Our U.S. cost of sales increased $3.8 million, or 96%, in the third quarter of 2017 compared to the third quarter of 2016.  The increase was driven by greater U.S. drilling activity in the Bakken, Rockies and Texas markets, greater activity in our offshore business and cost associated with an unforeseen contract cancellation.

Our U.S. segment gross margin as a percentage of revenues increased from (31%) in the third quarter of 2016 to (27%) in the third quarter of 2017 primarily due to increased activity in the Bakken, Rockies and Texas markets.

Results of Operations – Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	Change
	($ in thousands)
Revenues
Canada	$182,006	$216,168	$(34,162)
Australia	83,164	80,694	2,470
United States and other	15,758	9,447	6,311
Total revenues	280,928	306,309	(25,381)
Costs and expenses
Cost of sales and services
Canada	125,449	145,914	(20,465)
Australia	41,753	39,092	2,661
United States and other	19,481	13,487	5,994
Total cost of sales and services	186,683	198,493	(11,810)
Selling, general and administrative expenses	44,141	42,056	2,085
Depreciation and amortization expense	97,083	100,444	(3,361)
Impairment expense	4,360	46,129	(41,769)
Other operating expense	1,104	356	748
Total costs and expenses	333,371	387,478	(54,107)
Operating loss	(52,443)	(81,169)	28,726

Interest expense and income, net	(16,470)	(17,103)	633
Other income	1,247	1,058	189
Loss before income taxes	(67,666)	(97,214)	29,548
Income tax benefit	9,875	17,217	(7,342)
Net loss	(57,791)	(79,997)	22,206
Less: Net income attributable to noncontrolling interest	343	442	(99)
Net loss attributable to Civeo	$(58,134)	$(80,439)	$22,305

We reported net loss attributable to Civeo for the nine months ended September 30, 2017 of $58.1 million, or $0.46 per diluted share.  As further discussed below, net loss included a $4.4 million pre-tax loss ($3.2 million after-tax, or $0.02 per diluted share) resulting from the impairment of fixed assets included in Impairment expense below.

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

Revenues. Consolidated revenues decreased $25.4 million, or 8%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This decline was largely driven by decreases in Canada due to lower rates and lower mobile, open camp and product activity, offset by increases in the U.S. due to increased activity levels and in Australia due to increased occupancy at our villages in Western Australian, as well as stronger Canadian and Australian dollars in 2017 compared to 2016. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $11.8 million, or 6%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to decreases in Canada due to lower mobile, open camp and product activity, as well as a focus on cost containment and operational efficiencies. This was partially offset by increases in the U.S. due to increased activity levels and in Australia due to increased occupancy at our villages in Western Australia, as well as stronger Canadian and Australian dollars in 2017 compared to 2016. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense increased $2.1 million, or 5%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase was primarily due to higher share based compensation expense associated with phantom share awards and higher incentive compensation costs. The increase in share based compensation was due to the increase in our share price during the period, which is used to remeasure the phantom share awards at each reporting date. These items were partially offset by reduced compensation as a result of workforce reductions in 2016, lower professional fees when compared to 2016 and other administrative cost reductions.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.4 million, or 3%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to reduced depreciation expense resulting from impairments recorded in 2016, partially offset by increased depreciation expense associated with an enterprise information system placed in service in 2017.

Impairment Expense. Impairment expense of $4.4 million in the nine months ended September 30, 2017 consisted of leasehold improvements and undeveloped land positions in our Canadian segment.

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

Operating Loss. Consolidated operating loss decreased $28.7 million, or 35%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to lower impairment expense in the 2017 period and lower depreciation and amortization expense, partially offset by lower contracted rates in Canada.

Interest Expense and Interest Income, net. Net interest expense decreased by $0.6 million, or 4%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to lower amounts outstanding under our revolving credit facilities in the first nine months of 2017 as compared to the first nine months of 2016, offset by increases from the 2017 write-off of $0.8 million of debt issuance costs associated with an amendment to the Credit Agreement (as compared to a $0.3 million write-off of debt issuance costs in the first quarter 2016) and higher interest rates on term loan and revolving credit facility borrowings.

Income Tax Benefit. Our income tax benefit for the nine months ended September 30, 2017 totaled $9.9 million, or 14.6% of pretax loss, compared to a benefit of $17.2 million, or 17.7% of pretax loss, for the nine months ended September 30, 2016. Our effective tax rates in 2017 and 2016 were reduced approximately 11% and 10%, respectively, by the exclusion of Australia and U.S. for purposes of computing the interim tax provision since they are loss jurisdictions for tax accounting purposes.

Other Comprehensive Income (Loss). Other comprehensive income increased $12.2 million in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 8% from December 31, 2016 to September 30, 2017 compared to a 6% increase from December 31, 2015 to September 30, 2016. The Australian dollar exchange rate compared to the U.S. dollar increased 8% from December 31, 2016 to September 30, 2017 compared to a 5% increase from December 31, 2015 to September 30, 2016.

Segment Results of Operations – Canadian Segment

	Nine Months Ended September 30,
	2017	2016	Change
Revenues ($ in thousands)
Lodge revenue (1)	$168,654	$182,899	$(14,245)
Mobile, open camp and product revenue	13,352	33,269	(19,917)
Total revenues	$182,006	$216,168	$(34,162)

Cost of sales and services ($ in thousands)	$125,449	$145,914	$(20,465)

Gross margin as a % of revenues	31.1%	32.5%	(1.4% )

Average available lodge rooms (2)	14,720	14,647	73

Rentable rooms for lodges (3)	8,564	10,199	(1,635)

Average daily rate for lodges (4)	$93	$106	$(13)

Occupancy in lodges (5)	78%	62%	16%

Canadian dollar to U.S. dollar	$0.766	$0.757	$0.009

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms include rooms that are utilized for our personnel.
(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms

Our Canadian segment reported revenues in the nine months ended September 30, 2017 that were $34.2 million, or 16%, lower than the nine months ended September 30, 2016. The strengthening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 1% in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 resulted in a $2.3 million year-over-year increase in revenues. In addition, excluding the impact of the stronger Canadian exchange rates, the segment experienced a 9% decline in lodge revenues, primarily due to lower rates. Finally, mobile, open camp and product revenues declined due to overall lower activity levels.

Our Canadian segment cost of sales and services decreased $20.5 million, or 14%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily due to the decline in mobile, open camp and product activity, as well as a focus on cost containment and operational efficiencies.

Our Canadian segment gross margin as a percentage of revenues decreased from 33% in the nine months ended September 30, 2016 to 31% in the nine months ended September 30, 2017 primarily due to lower rates, partially offset by lower costs due to a focus on cost containment and operational efficiencies.

Segment Results of Operations – Australian Segment

	Nine Months Ended September 30,
	2017	2016	Change
Revenues ($ in thousands)
Village revenue (1)	$83,164	$80,694	$2,470
Total revenues	83,164	80,694	2,470

Cost of sales ($ in thousands)	$41,753	$39,092	$2,661

Gross margin as a % of revenues	49.8%	51.6%	(1.8%	)

Average available village rooms (2)	9,377	9,317	60

Rentable rooms for villages (3)	8,753	8,700	53

Average daily rate for villages (4)	$81	$75	$6

Occupancy in Villages (5)	43%	45%	(2%	)

Australian dollar to U.S. dollar	$0.766	$0.742	$0.024

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms include rooms that are utilized for our personnel.
(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Australian segment reported revenues in the nine months ended September 30, 2017 that were $2.5 million, or 3%, higher than the nine months ended September 30, 2016. The strengthening of the average exchange rates for Australian dollars relative to the U.S. dollar by 3% in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 resulted in a $2.6 million year-over-year increase in revenues. Excluding the impact of the stronger Australian exchange rates, the segment was flat due to increased occupancy at our villages in Western Australian, offset by reduced occupancy at our villages in the Bowen Basin. Occupancy increased in Western Australia during the nine months ended September 30, 2017 with increased activity from anchor tenants at both our Western Australian village locations. Reduced occupancy in the Bowen Basin is primarily a result of the ongoing slowdown in mining activity.

Our Australian segment cost of sales increased $2.7 million, or 7%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was driven by higher occupancy levels at our villages in Western Australian as well as the strengthening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 50% in the nine months ended September 30, 2017 from 52% in the nine months ended September 30, 2016. This was primarily driven by reduced take-or-pay revenues on expired contracts compared to the nine months ended September 30, 2016.

Segment Results of Operations – U.S. Segment

	Nine Months Ended September 30,
	2017		2016		Change

Revenues ($ in thousands)	$15,758		$9,447		$6,311

Cost of sales ($ in thousands)	$19,481		$13,487		$5,994

Gross margin as a % of revenues	(23.6%	)	(42.8%	)	19.2%

Our U.S. segment reported revenues in the nine months ended September 30, 2017 that were $6.3 million, or 67%, higher than the nine months ended September 30, 2016. The increase was primarily due to greater U.S. drilling activity in the Bakken, Rockies and Texas markets, partially offset by decreased revenues from our offshore business.

Our U.S. cost of sales increased $6.0 million, or 44%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was driven by greater U.S. drilling activity in the Bakken, Rockies and Texas markets.

Our U.S. segment gross margin as a percentage of revenues increased from (43%) in the nine months ended September 30, 2016 to (24%) in the nine months ended September 30, 2017, primarily due to increased activity in the Bakken, Rockies and Texas markets.

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

The following table summarizes our consolidated liquidity position as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Lender commitments (1)	$275,000	$350,000
Reductions in availability (2)	(167,358)	(144,803)
Borrowings against revolving credit capacity	--	(39,129)
Outstanding letters of credit	(1,777)	(1,571)
Unused availability	105,865	164,497
Cash and cash equivalents	54,002	1,785
Total available liquidity	$159,867	$166,282

(1)

We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.8 million and A$0.8 million under this facility outstanding as of September 30, 2017 and December 31, 2016, respectively.

(2)

As of September 30, 2017 and December 31, 2016, $167.4 million and $144.8 million, respectively, of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement.

Cash totaling $45.5 million was provided by operations during the nine months ended September 30, 2017 compared to $48.8 million provided by operations during the nine months ended September 30, 2016. The decrease in operating cash flow in 2017 compared to 2016 was primarily due to lower revenue resulting from occupancy levels in lodges and villages. Net cash provided by changes in operating assets and liabilities was $4.5 million during the nine months ended September 30, 2017 compared to net cash used in changes in operating assets and liabilities of $0.9 million during the nine months ended September 30, 2016. The increase was primarily the result of income tax refunds received in the third quarter 2017.

Cash was used in investing activities during the nine months ended September 30, 2017 in the amount of $5.8 million compared to cash used in investing activities during the nine months ended September 30, 2016 in the amount of $11.5 million. Capital expenditures totaled $8.0 million and $15.2 million during the nine months ended September 30, 2017 and 2016, respectively. Capital expenditures in the nine months ended September 30, 2017 and 2016 consisted primarily of routine maintenance capital expenditures as well as investments in an enterprise information system.

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

Net cash of $10.6 million was provided in financing activities during the nine months ended September 30, 2017, primarily due to net proceeds from our February 2017 equity offering of $64.8 million, offset by net repayments under our revolving credit facilities of $39.9 million, repayments of term loan borrowings of $12.2 million and debt issuance costs of $1.9 million. Net cash of $45.8 million was used in financing activities during the nine months ended September 30, 2016, primarily due to repayments of term loan borrowings of $37.1 million, net repayments of revolver borrowings of $6.6 million and debt issuance costs of $2.0 million.

The following table summarizes the changes in debt outstanding during the nine months ended September 30, 2017 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2016	$326,385	$6,507	$24,375	$357,267
Borrowings under revolving credit facilities	22,655	4,970	16,900	44,525
Repayments of borrowings under revolving credit facilities	(55,725)	(11,837)	(16,900)	(84,462)
Repayments of term loans	(12,214)	--	--	(12,214)
Translation	22,304	360	--	22,664
Balance at September 30, 2017	$303,405	$--	$24,375	$327,780

We believe that cash on hand and cash flow from operations will be sufficient to meet our anticipated liquidity needs in the coming 12 months. If our plans or assumptions change, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, an element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances or may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders. In addition, in some cases, we may incur costs to acquire land and/or construct assets without securing a customer contract or prior to finalization of an accommodations contract with a customer. If the contract is not obtained or the underlying investment decision is delayed, the resulting impact could result in an impairment of the related investment.

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

●	adjusted the maximum leverage ratio financial covenant for the relevant periods, as follows:

Period Ended	Maximum Leverage Ratio
September 30, 2017	5.85	:	1.00
December 31, 2017	5.85	:	1.00
March 31, 2018	5.85	:	1.00
June 30, 2018	5.85	:	1.00
September 30, 2018	5.85	:	1.00
December 31, 2018	5.50	:	1.00
March 31, 2019 & thereafter	5.25	:	1.00

; and

●	provided for other technical changes and amendments to the Amended Credit Agreement.

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.85 to 1.0 (as of September 30, 2017). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with all of these covenants as of September 30, 2017.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2016. As of September 30, 2017, except for net repayments under our revolving credit facilities, there were no material changes to this disclosures regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2017, we had $327.8 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $3.3 million annually, based on our floating-rate debt obligations and interest rates in effect as of September 30, 2017.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.2 billion and A$0.5 billion, respectively, at September 30, 2017. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of September 30, 2017 would result in translation adjustments of approximately $20 million and $47 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CIVEO CORPORATION

Date:	October 26, 2017	By	/s/ Frank C. Steininger
Frank C. Steininger
Senior Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)