Form 10-K
period 2017-12-31
Civeo Corp
filed 2018-02-23
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "accelerated filer," "large accelerated filer," "smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was $273,686,965.

The Registrant had 132,313,751 common shares outstanding as of February 19, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CIVEO CORPORATION

i

PART I

This annual report on Form 10-K contains certain “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” below.

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

In any forward-looking statement where we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking this into account, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company:

●	our ability to complete the Noralta Acquisition (as defined herein) in a timely manner or at all, and to successfully integrate the operations of Noralta Lodge Ltd. (Noralta);

●

our ability to implement our plans, forecasts and other expectations with respect to Noralta’s business after the completion of the Noralta Acquisition and to realize the anticipated synergies and cost savings in the time frame anticipated or at all;

●	risks associated with the effect of the announcement or pendency of the Noralta Acquisition on our or Noralta’s business relationships, operating results and business generally;

●	risks that the Noralta Acquisition disrupts current plans and operations of us or Noralta and potential difficulties in employee retention as a result of the Noralta Acquisition;

●	risks related to diverting management’s attention from our and Noralta’s ongoing business operations;

●	risks associated with any legal proceedings instituted related to the Noralta Acquisition;

●	the level of supply and demand for oil, coal, natural gas, iron ore and other minerals;

●	the level of activity and developments in the Canadian oil sands;

●

failure by our customers to reach positive final investment decisions on, or otherwise not complete, projects with respect to which we have been awarded contracts to provide related accommodation, which may cause those customers to terminate or postpone the contracts;

●	the level of demand for coal and other natural resources from Australia;

●	the availability of attractive oil and natural gas field assets, which may be affected by governmental actions or environmental activists which may restrict drilling;

●	fluctuations in the current and future prices of oil, coal, iron ore and other minerals;

●	fluctuations in currency exchange rates;

●	general global economic conditions and the pace of global economic growth;

●

changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof, including taxing authorities not agreeing with our assessment of the effects of such laws, treaties and regulations;

●	global weather conditions and natural disasters;

●	our ability to hire and retain skilled personnel;

●	the availability and cost of capital;

●	the development of new projects, including whether such projects will continue in the future;

●	the inability to realize expected benefits from our redomicile to Canada; and

●	other factors identified in Item 1A, "Risk Factors."

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

Redomiciliation to Canada

On July 17, 2015, we changed our place of incorporation from Delaware to British Columbia, Canada, and Civeo Corporation, a British Columbia, Canada limited company formerly named Civeo Canadian Holdings ULC (Civeo Canada), became the publicly traded parent company of the Civeo group of companies (the Redomicile Transaction).

Our Company

We are one of the largest integrated providers of workforce accommodations, logistics and facility management services to the natural resource industry. We operate in some of the world’s most active oil, coal and iron ore producing regions, including Canada, Australia and the U.S. We have established a leadership position in providing a fully integrated service offering to our customers, which include major and independent oil companies, mining companies and oilfield and mining service companies. Our Company is built on the foundation of the following core values: Safety, Care, Excellence, Integrity and Collaboration.  We put the safety of our employees and guests above all other concerns.  We care about our people, guests, customers, communities and the environment and we deliver excellent service with passion and pride.  We act with integrity and collaborate with our people, communities, customers and partners.

Our Develop, Own and Operate model allows our customers to focus their efforts and resources on their core development and production operations.

Using our Develop, Own and Operate business model, we provide accommodations solutions that span the lifecycle of customer projects from the initial exploration and resource delineation to long-term production. Initially, as customers assess the resource potential and determine how they will develop it, they typically need accommodations for a limited number of employees for an uncertain duration of time. Our fleet of temporary accommodation assets is well-suited to support this initial exploratory stage as customers evaluate their development and construction plans. As development of the resource begins, we are able to serve their needs through either our fleet of temporary accommodation assets, particularly for shorter term projects such as pipeline construction and seasonal drilling programs, or our open camp model or our scalable lodge or village model. As projects grow and headcount needs increase, we are able to scale our facility size to meet our customers’ growing needs. By providing infrastructure early in the project lifecycle, we are well positioned to continue to service our customers throughout the production phase, which typically lasts decades.

The initial component of our Develop, Own and Operate business model is site selection and permitting. We believe there are benefits created by investing early in land in order to gain the strategic, early-mover advantage in an emerging region or resource play. Our business development team actively assesses regions of potential future customer demand and pursues land acquisition and permitting, a process we describe as “land banking.” We believe that having the first available accommodations solution in a new market allows us to win contracts from customers and gives us an early-mover advantage, as competitors may be less willing to invest in undeveloped land in the expectation of future demand without firm customer commitments. The strength of our land banked locations allowed us to secure contract growth in our most recent Canadian lodge locations, McClelland Lake in the Canadian oil sands region and our Sitka Lodge in the British Columbia liquefied natural gas (LNG) market.

Our scalable modular facilities provide workforce accommodations where, in many cases, traditional accommodations and related infrastructure is not accessible, sufficient or cost effective. Our services help facilitate efficient development and production of natural resources found in areas without sufficient housing, infrastructure or local labor. We believe that many of the more recently discovered mineral deposits and hydrocarbon reservoirs are in remote locations. We support the development of these natural resources by providing lodging, catering and food services, housekeeping, recreation facilities, laundry services and facilities management, as well as water and wastewater treatment, power generation, communications and personnel logistics where required. Our accommodations services allow our customers to outsource their accommodations needs to a single supplier, maintaining employee welfare and satisfaction while focusing their investment on their core resource production efforts. Our primary focus is on providing accommodations to leading natural resource companies at our major properties, which we refer to as lodges in Canada and villages in Australia. We have nineteen lodges and villages with an aggregate of more than 24,000 rooms. Additionally, in the U.S. and Canada we have seven smaller open camp properties, as well as a fleet of mobile accommodation assets. We have long-standing relationships with many of our customers, many of whom are, or are affiliates of, large, investment-grade energy and mining companies.

On November 26, 2017, we entered into a Share Purchase Agreement (the Purchase Agreement) to acquire Noralta.  This acquisition (the Noralta Acquisition), which we expect to close in the second quarter 2018, will increase our capacity in Canada by 11 lodges, with over 5,700 owned rooms and 7,900 total rooms.  Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report for additional information regarding the Noralta Acquisition.

Demand for our accommodations and related services is influenced by four primary factors: commodity prices, available infrastructure, workforce requirements and competition. Current commodity prices, and our customers’ expectations for future commodity prices, influence customers’ spending on current productive assets, maintenance on current assets, expansion of existing assets and development of greenfield, brownfield or new assets. In addition to commodity prices, different types of customer activity require varying workforce sizes, influencing the demand for accommodations. Also, competing locations and services will influence demand for our assets and services.

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

Another factor that influences demand for our rooms and services is the type of customer project we are supporting. Generally, Canadian customers require larger workforces during construction and expansionary periods, and therefore have higher demand for accommodations. Operational and maintenance headcounts are typically a fraction, 20-25%, of the headcounts experienced during construction.

In addition, proximity to customer activity and availability of customer-owned rooms influences occupancy. Typically, customers prefer to first utilize their own rooms on location, and if such customer-owned rooms are insufficient, customers prefer to avoid busing their workforces to housing more than 45 kilometers away.

A number of multinational energy companies believe there is a potential to export LNG from Canada to meet the increasing global demand, particularly in Asia, for LNG. Currently, Western Canada does not have any operational LNG export facilities. However, as of December 2017, there were 16 proposed LNG export facilities in British Columbia in various stages of feasibility assessment and project planning, although none have reached a positive final investment decision. We expect that LNG activity in Western Canada will be influenced by the global prices for LNG, which are largely tied to global oil prices, global supply/demand dynamics for LNG and Western Canadian wellhead prices for natural gas. Should our customers or potential customers decide to invest in these LNG projects, demand for accommodations over the next three years will be driven by (i) the construction of the LNG facilities on the coast of British Columbia and (ii) the construction of the related natural gas pipeline infrastructure across British Columbia. Facility construction will create demand for permanent lodge accommodations, while pipeline construction activity will drive demand for mobile fleet accommodations.

Our Australian villages support similar activities for the natural resources industry. Our customers are typically developing and producing metallurgical (met) coal and other mines which have resource lives that are measured in decades. As such, their spending levels tend to react similarly to commodity prices as those of our Canadian customers. Spending on producing assets is less sensitive to commodity price decreases in the short and medium term, assuming the projects remain cash flow positive. However, new construction projects and expansionary projects are typically cancelled or deferred during periods of lower met coal prices. During 2011 through 2013, roughly half of our occupancy was driven by construction or expansion activity, while the other half supported operation activities of resource production. Currently, our occupancy is primarily driven by production, maintenance and operating activities. With the reduction in met coal prices from mid-year 2012 to mid-year 2016, much of the demand for rooms from new construction activity has ceased, and our current and expected occupancy is primarily driven by production, maintenance and operational activity. Workforce requirements and competition in the Australian market are comparable to those in the Canadian market. New project construction activity typically requires larger workforces than day-to-day operations, where proximity and availability of customer-owned rooms influences the demand for workforce accommodations. The rise in met coal prices in the fourth quarter of 2016 and during 2017 has improved market sentiment; however, this price improvement has yet to materially improve customer capital spending. We expect that customers will look for a period of sustained higher prices before we see any significant impact on customer activity levels and the demand for our accommodations.

Our U.S. operations are primarily tied to activity in the U.S. shale formations in the Bakken, the Rockies and West Texas. Given the shorter investment horizon and decision cycle of our U.S. customers, typically on a well-by-well basis, U.S. customers’ spending activities typically react more quickly to changes in oil and natural gas prices. These spending dynamics were clearly demonstrated over the past four years. With oil prices near $100 per barrel from 2012 to late 2014, drilling and completion activity levels grew. However, as oil prices fell beginning in August 2014 and remained at relatively low levels throughout 2015 and most of 2016, activity in the U.S. reacted swiftly, with the U.S. rig count falling over 50% in six months from its peak in the third quarter of 2014. The U.S. rig count grew in 2017 and stabilized by the end of the 2017, finishing the year at 929 rigs. The Permian Basin was the biggest driver, representing 43% of the rigs in the U.S. market. Completion activity also grew, with the Permian Basin again seeing the majority of growth in the U.S. market. Unlike the Canadian and Australian markets, headcount requirements for drilling and completion activity are fairly uniform in the U.S. market. Given the U.S. market for accommodations is primarily supported by mobile camp assets, competition is primarily driven by the availability of assets and price.

For the years ended December 31, 2017, 2016 and 2015, we generated $382.3 million, $397.2 million and $518.0 million in revenues and $98.0 million, $95.8 million and $145.0 million in operating loss, respectively. The majority of our operations, assets and income are derived from lodge and village facilities that have historically been contracted by our customers on a take-or-pay basis for periods ranging from several months to several years. These facilities generate more than 75% of our revenue. Important performance metrics include average available rooms, average rentable rooms, revenue related to our major properties, occupancy and average daily rate (in local currency). “Mobile and Open Camp Revenue,” shown below, consists of our revenue related to our open camp facilities and mobile camps, as well as third party sales related to our manufacturing division. The table below summarizes these key statistics for the periods presented in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015
	(In millions, except for room counts and average daily rate)
Lodge/Village Revenue (1)
Canada	$226.8	$238.2	$267.5
Australia	111.2	106.8	136.0
Total Lodge/Village Revenue	$338.0	$345.0	$403.5

Mobile and Open Camp Revenue
Canada	$18.8	$40.2	$76.8
Australia	—	—	—
United States	25.5	12.0	37.7
Total Mobile and Open Camp Revenue	$44.3	$52.2	$114.5
Total Revenue	$382.3	$397.2	$518.0

Average Available Lodge/Village Rooms (2)
Canada	14,720	14,653	13,435
Australia	9,369	9,335	9,180
Total Lodge/Village Rooms	24,089	23,988	22,615

Rentable Rooms for Lodges and Villages (3)
Canada	8,642	9,979	10,054
Australia	8,739	8,679	8,862
Total Rentable Rooms for Lodges and Villages	17,381	18,658	18,916

Average Daily Rates for Lodges and Villages (4)
Canada	$92	$104	$121
Australia	80	76	74
Total Average Daily Rates for Lodges and Villages	$88	$94	$100

Occupancy in Lodges and Villages (5)
Canada	78%	63%	60%
Australia	43%	44%	56%
Total Occupancy in Lodges and Villages	61%	54%	58%

Average Exchange Rate
Canadian dollar to U.S. dollar	$0.7712	$0.7551	$0.7832
Australian dollar to U.S. dollar	0.7669	0.7439	0.7523

__________

(1)	Includes revenue related to rooms, as well as the fees associated with catering, laundry and other services, including facilities management.

(2)	Average available rooms includes rooms that are utilized for our personnel.

(3)	Rentable rooms excludes rooms that are utilized for our personnel and out of service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out of service rooms.

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

During 2015, we entered the Canadian LNG market with our latest lodge location, Sitka Lodge. Most of the Sitka Lodge’s 436 rooms were under contract through October 2017 to LNG Canada (LNGC), a large LNG export project proposed by a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc (50 percent), and affiliates of PetroChina (20 percent), Korea Gas Corporation (15 percent) and Mitsubishi Corporation (15 percent). In addition, in May 2016, we were awarded a contract with LNGC to construct a 4,500 person workforce accommodation center (Cedar Valley Lodge) for a proposed liquefaction and export facility in Kitimat, British Columbia. Construction of Cedar Valley Lodge will not commence until LNGC’s joint venture participants have made a positive final investment decision (FID). The FID was originally planned for the end of 2016. However, FID has been delayed. Recent public statements by LNGC and news reports indicate that FID for LNGC is expected in the second half of 2018. Should the project ultimately move forward, LNGC activity could become a material driver of future activity for our Sitka Lodge, as well as for our mobile fleet assets, which are well suited for the related pipeline construction activity. However, there can be no assurance that LNGC’s joint venture participants will reach a positive FID or that our contracts with LNGC will be extended. Further, on July 25, 2017, Petronas and its partners announced the cancellation of their Pacific NorthWest (“PNW”) liquefied natural gas project they had planned to build in Port Edward, British Columbia. If the LNGC project, and other potential projects in the area, do not move forward, our future results of operations and our existing long-lived assets in Canada, including our Sitka Lodge, may be negatively affected, and we may be required to record material impairment charges equal to the excess of the carrying values of these assets over their fair values. As of December 31, 2017, the net book value of long-lived assets that are currently supporting, or could be used to support, potential LNG projects in British Columbia was approximately $80 million.

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

Our Industry

We provide services for the oil and gas and mining industries. Our scalable modular facilities provide long-term and temporary work force accommodations where traditional accommodations and related infrastructure often are not accessible, sufficient or cost effective.  Once facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and personnel logistics. Demand for our services is cyclical and substantially dependent upon activity levels, particularly our customers’ willingness to spend capital on the exploration for, development and production of oil, coal, natural gas and other resource reserves.  Our customers’ spending plans generally are based on their view of commodity supply and demand dynamics, as well as the outlook for near-term and long-term commodity prices.  As a result, the demand for our services is sensitive to current and expected commodity prices.

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

The accommodations market is segmented into competitors that serve components of the overall value chain, but has very few integrated providers. We estimate that customer-owned rooms represent over 50% of the market. Engineering firms such as Bechtel, Fluor and ColtAmec often design accommodations facilities. Many public and private firms, such as ATCO Structures & Logistics Ltd. (ATCO), Horizon North Logistics Inc. (Horizon North), Alta-Fab Structures Ltd. (Alta-Fab) and Northgate Industries Ltd. (Northgate) will build the modular accommodations for sale. Horizon North, Black Diamond Group Limited (Black Diamond), ATCO, Royal Camp Services Ltd. and Algeco Scotsman will primarily own and lease the units to customers and in some cases provide facility management services, usually on a shorter-term basis with a more limited number of rooms, similar to our open camp and mobile fleet business. Facility service companies, such as Aramark Corporation (Aramark), Sodexo Inc. (Sodexo) or Compass Group PLC (Compass Group), typically do not invest in and own the accommodations assets, but will manage third-party or customer-owned facilities. We believe the integrated model provides value to our customers by reducing project timing and counterparty risks. In addition, with our holistic approach to accommodations, we are able to identify efficiency opportunities for the customers and execute them. With our focus on large-scale lodges and villages, our business model is most similar to a developer of multi-family properties, such as Camden Property Trust, AvalonBay Communities, Mid-America Apartment Communities, or a developer of lodging properties who is also an owner operator, such as Hyatt Hotels Corporation or Marriott International, Inc.

Canada

Overview

During the year ended December 31, 2017, we generated approximately 64% of our revenue from our Canadian operations.  We are Canada’s largest integrated provider of accommodations services for people working in remote locations.  We provide our accommodation services through lodges, open camps and mobile assets. Our accommodations support workforces in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications, as well as disaster relief efforts.

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

The Athabasca oil sands are located in northern Alberta, an area that is very remote, with a limited local labor supply. Of Canada’s approximately 36 million residents, nearly half of the population lives in ten cities, while only approximately 10% of the population lives in Alberta and less than 1% of the population lives within 100 kilometers of the oil sands. The local municipalities, of which Fort McMurray is the largest, have grown rapidly over the last decade, stressing their infrastructures and challenging them to respond to large-scale changes in demand. As such, the workforce accommodations market provides a cost effective solution to the problem of staffing large oil sands projects by sourcing labor largely throughout Canada to work on a rotational basis.

Canadian Oil Sands Lodges

During the year ended December 31, 2017, activity in the Athabasca oil sands region generated over 85% of our Canadian revenue. The oil sands region of northern Alberta, Canada continues to represent one of the world’s largest reserves for heavy oil. Our McClelland Lake, Wapasu, Athabasca, Henday and Beaver River Lodges are focused on the northern region of the Athabasca oil sands, where customers primarily utilize surface mining to extract the bitumen, or oil sands. Oil sands mining operations are characterized by large capital requirements, large reserves, large personnel requirements, very low exploration or reserve risk and relatively lower cash operating costs per barrel of bitumen produced. Our Conklin, Mariana Lake and Anzac lodges, as well as a portion of our mobile fleet of assets, are focused in the southern portion of the region where we primarily serve in-situ operations and pipeline expansion activity. In-situ methods are used on reserves that are too deep for traditional mining methods. In-situ technology typically injects steam to the deep oil sands in place to separate the bitumen from the sand and pumps it to the surface where it undergoes the same upgrading treatment as the mined bitumen. Reserves requiring in situ techniques of extraction represent 80% of the established recoverable reserves in Alberta. In-situ operations generally require less capital and personnel and produce lower volumes of bitumen per development, with higher ongoing operating expense per barrel of bitumen produced.

Our oil sands lodges support construction and operating personnel for maintenance and expansionary projects, as well as ongoing operations associated with surface mining and in-situ oil sands projects, generally under short and medium-term contracts.   All of our oil sands lodge properties are located on land with leases obtained from the province of Alberta with initial terms of ten years. Our leases have expiration dates that range from 2023 to 2027. Currently, none of our Canadian lodge rooms are on land with leases expiring prior to December 31, 2018. In recent years, we have successfully renewed or extended all expiring land leases, with the exception of one lease on private land in 2014, and expect we will be able to in the future.

We provide a full service hospitality function at our lodges, including reservation management, check in and check out, catering, housekeeping and facilities management. Our lodge guests receive the amenity level of a full-service hotel plus three meals a day.  During 2017, no further rooms were added (net of retirements) to our major oil sands lodges.  Our Wapasu Creek Lodge is equivalent in size to the largest hotels in North America.

During the year ended December 31, 2017, over 85% of our Canadian revenue was generated by our eight major lodges. We provide our lodge services on a day rate or monthly rental basis and our customers typically commit for short to medium-term contracts (from several months up to several years). Customers make a minimum nightly or monthly room commitment for the term of the contract, and the multi-year contracts typically provide for inflationary escalations in rates for increased food, labor and utilities costs.

Canadian LNG Lodge

During the fourth quarter of 2015, in Kitimat, British Columbia, we built 436 rooms during the initial development of our Sitka Lodge. Most of these rooms were under contract through October 2017 to LNG Canada, a large LNG export project proposed by a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc (50 percent), and affiliates of PetroChina (20 percent), Korea Gas Corporation (15 percent) and Mitsubishi Corporation (15 percent). The initial phase of this location features catering services and recreational facilities and the ability to expand should demand for rooms in the region warrant.

In addition, we were awarded a contract with LNGC to construct a 4,500 person workforce accommodation center (Cedar Valley Lodge) for a proposed liquefaction and export facility in Kitimat, British Columbia. Construction of Cedar Valley Lodge will not commence until LNGC’s joint venture participants have made a positive FID. The FID was originally planned for the end of 2016. However, FID has been delayed. Recent public statements by LNGC and news reports indicate that FID for LNGC is expected in the second half of 2018. There can be no assurance that LNGC’s joint venture participants will reach a positive FID or that our contracts with LNGC will be extended.

Canadian Lodge Locations

Oil Sands Lodges
Plays of Interest
Horn River
Montney
Athabasca Lodge (2,005)
Beaver River Executive Lodge (1,094)
McClelland Lake Lodge (1,997)
Henday Lodge (1,698)
Wapasu Creek Lodge (5,246)
Mariana Lake Lodge (686)
Conklin Lodge (1,032)
Anzac Lodge (526)
Athbasca
Oil Sands
LNG Terminals
Sitka Lodge (436)
Peace River Oil Sands
Cardium
Cold Lake Oil Sands
CANADA
Bakken

Rooms in our Canadian Lodges

			As of December 31,
Lodges	Region	Extraction Technique	2017	2016	2015

Wapasu	N. Athabasca	mining	5,246	5,246	5,174
Athabasca	N. Athabasca	mining	2,005	2,005	2,005
McClelland Lake	N. Athabasca	mining	1,997	1,997	1,997
Henday (1)	N. Athabasca	mining/in situ	1,698	1,698	1,698
Beaver River	N. Athabasca	mining	1,094	1,094	1,094
Conklin	S. Athabasca	mining/in situ	1,032	1,032	700
Anzac (1)	S. Athabasca	in situ	526	526	526
Mariana Lake	S. Athabasca	mining	686	686	526
Subtotal – Oil Sands			14,284	14,284	13,720
Sitka Lodge (1)	Kitimat, BC	LNG	436	436	436
Total Rooms			14,720	14,720	14,156

(1)

Currently closed due to low activity level in the region.  All three closed lodges were assessed for impairment upon their closure, in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP).  Please see Note 3 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

Open Camps

In addition to our lodges, we have five open camps in Alberta, British Columbia, Saskatchewan and Manitoba. The major differentiator between lodges and open camps is the size of the facility. Open camps are generally smaller facilities that provide a level of amenity similar to that of one of our larger lodges, including quality accommodation and food services, satellite television, fitness facilities and on-site laundry. We own the land where all of our open camp assets are located, with the exception of Geetla Lodge, which is on leased land. In the fourth quarter of 2017, we demobilized our Pebble Beach open camp for a mobile camp opportunity servicing a pipeline construction project. These assets will be included in our mobile camp assets going forward. Open camps are typically utilized for exploratory, seasonal or short-term projects. Therefore, customer commitments for open camps tend to be shorter in initial duration (six to 18 months). Open camps may be operational for 12 months or several years or transition into lodges depending on customer demand. Over time, room counts may fluctuate up or down depending on demand in the region. If the demand in a region decreases, open camp assets can be relocated to areas of greater activity. We provide accommodation services at our open camps on a day rate basis. Open camp revenue comprises a portion of “Other Revenue” in our Canadian segment.

Our Alberta open camps service the Athabasca and Peace River oil sands, as well as conventional and shale play oil and gas developments and infrastructure expansions. Geetla Lodge services the Horn River Basin in British Columbia.

Rooms in our Canadian Open Camps

		As of December 31,
Open Camps	Province	2017	2016	2015

Boundary (1)	Saskatchewan	346	346	346
Antler River (1)	Manitoba	254	254	254
Red Earth	Alberta	114	114	114
Geetla (1)	British Columbia	81	81	81
Pebble Beach (1) (2)	Alberta	---	436	436
Christina Lake	Alberta	35	35	35
Total Rooms		830	1,266	1,266

(1)

Currently closed due to low activity level in the region. All three closed camps were assessed for impairment upon their closure, and written down to their fair market value. Please see Note 3 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

(2)	During the fourth quarter 2017, the Pebble Beach open camp location was demobilized and the assets will be included in our mobile camp assets going forward.

Catering and Facilities Management

We have experience in the management of third-party facilities. Historically, this has been primarily focused around resource production related housing facilities that are owned by producers. Currently, we operate camp facilities for third-party customers. The facilities we manage range anywhere from 200 to 3,000 rooms. We are able to customize our service offering depending on our client’s needs. Facilities management services can be performed on an end-to-end basis with catering, maintenance and utility services included or in segments such as catering only.

Recently, we have engaged in developing a non-energy related catering brand. This diversification initiative targets catering and facility management opportunities outside of the energy sector, including educational, entertainment, healthcare and traditional catering events. Currently, we operate three non-energy facilities, and we are constructing a food production facility, which will begin operations in early 2018.

Canadian Mobile Camps

Our mobile camps consists of modular, skid-mounted accommodations and central facilities that can be quickly configured to serve a multitude of short to medium-term accommodation needs. The dormitory, kitchen and ancillary assets can be rapidly mobilized and demobilized and are scalable to support 200 to 800 people in a single location. In addition to asset rental, we provide catering and housekeeping, as well as camp management services, including fresh water and sewage hauling services. Our mobile camps service the traditional oil and gas sector in Alberta and British Columbia and in-situ oil sands drilling and development operations in Alberta, as well as pipeline construction crews throughout Western Canada. The assets have also been used in the past in disaster relief efforts, the 2010 Vancouver Winter Olympic Games and a variety of other non-energy related projects.

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

Australia

Overview

During the year ended December 31, 2017, we generated 29% of our revenue from our Australian operations.  As of December 31, 2017, we had 9,346 rooms across ten villages, of which 7,392 rooms service the Bowen Basin region of Queensland, one of the premier metallurgical (met) coal basins in the world. We provide accommodation services on a day rate basis to mining and related service companies (including construction contractors), typically under medium-term contracts (three to five years) with minimum nightly room commitments. During 2017, no further rooms were added to our Australian villages.

Australian Market

As the largest contributor to exports and a major contributor to the country’s gross domestic product and government revenue, the Australian natural resources sector plays a vital role in the Australian economy.  Australia has broad natural resources, including met and thermal coal, conventional and coal seam gas, base metals, iron ore and precious metals such as gold. The growth of Australian natural resource commodity exports over the last decade has been largely driven by strong Asian demand for coal, iron ore and LNG.   Australia’s resources are primarily located in remote regions of the country that lack infrastructure and resident labor forces to develop these resources. Approximately 60% of the Australian population is located in five cities, which are all located on the coast of Australia, and over 90% of the population lives in the southern half of the country. Sufficient local labor is lacking near the major natural resources developments, which are primarily inland and in the central and northern parts of the country. As a result, much of the natural resources labor force works on a rotational basis, which often requires a commute from a major city or the coast and a living arrangement near the resource projects. Consequently, there is substantial need for workforce accommodations to support resource production in the country. Workforce accommodations have historically been built by the resource developer/owner, typical of an insourcing business model.

Since 1996, our Australian business has sought to change the insourcing business model through its integrated service offering, allowing customers to outsource their accommodations needs and focus their investments on resource production operations. Our Australian accommodations villages are strategically located in proximity to long-lived, low-cost mines operated by investment-grade, international mining companies.  The current activities of our Australian segment are primarily related to supplying accommodations in support of met coal mining in the Bowen Basin region of Queensland.

During the year ended December 31, 2017, our five villages in the Bowen Basin of central Queensland generated 80% of our Australian revenue. The Bowen Basin contains one of the largest coal deposits in Australia and is renowned for its premium met coal. Met coal is used in the steel making process and demand has largely been driven by global demand for steel finished goods and steel construction materials. In recent years, growth in construction demand for steel products in emerging economies, particularly China, has slowed significantly, negatively impacting demand for the commodity. However, during 2017 demand from China for steel increased leading to improved pricing for met coal. Australia is the largest exporter of met coal in the world, in addition to being in close proximity to the largest steel producing countries in the world. Our villages are focused on the mines in the central portion of the basin and are well positioned for the active mines in the region.

Beyond the Bowen Basin, we serve several emerging markets with four additional villages. At the end of 2017, we had two villages with over 1,000 combined rooms in the Gunnedah Basin, an emerging thermal and met coal as well as coal seam gas region of New South Wales. In Western Australia, we serve workforces related to LNG facilities operations on the Northwest Shelf through our Karratha village.

Australian Village Locations

Civeo Villages
Plays of Interest
Darwin
Broome
AUSTRALIA
Port Hedland
Karratha Village (298)
Mackay
Nebo Village (490)
Moranbah Village (1,240)
Coppabella Village (3,048)
Dysart Village (1,798)
Calliope Village (300)
Middlemount Village (816)
Brisbane
Narrabri Village (502)
Boggabri Village (622)
Perth
Kambalda Village (232)
Newcastle
Sydney

Rooms in our Australian Villages

			As of December 31,
Villages	Resource Basin	Commodity	2017	2016	2015

Coppabella	Bowen	met coal	3,048	3,048	3,048
Dysart	Bowen	met coal	1,798	1,798	1,798
Moranbah	Bowen	met coal	1,240	1,240	1,240
Middlemount	Bowen	met coal	816	816	816
Boggabri	Gunnedah	met/thermal coal	622	662	662
Narrabri	Gunnedah	met/thermal coal	502	502	502
Nebo	Bowen	met coal	490	490	490
Calliope (1)	---	LNG	300	300	300
Kambalda	Goldfields	Gold, lithium	232	232	232
Karratha	Pilbara	LNG, iron ore	298	298	208
Total Rooms			9,346	9,386	9,296

(1)     Currently closed due to low activity level in the region. This village was assessed for impairment upon its closure, and written down to its fair market value. Please see Note 3 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

Our Australian segment includes ten villages with 9,346 rooms as of December 31, 2017 and has a significant development portfolio in Australia.  Our Australian business provides accommodation services to mining and related service companies under short- and medium-term contracts.  Our Australian accommodations villages are strategically located near long-lived, low-cost mines operated by large mining companies.   Our growth plan for this part of our business continues to include the expansion of these properties where we believe there is durable long-term demand.

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

Our Narrabri and Boggabri villages in New South Wales service met and thermal coal mines and coal seam gas in the Gunnedah Basin. Karratha village, in Western Australia, services workforces related to LNG facilities operations on the Northwest Shelf. Our Kambalda village supports gold and lithium mining in southern Western Australia.

U.S.

Overview

During the year ended December 31, 2017, our U.S. business generated 7% of our revenue. Our U.S. business has operational exposure to the Rocky Mountain corridor, the Bakken Shale region, the Permian Basin region of Texas and offshore locations in the Gulf of Mexico. The business provides open camp facilities and highly mobile smaller camps that follow drilling rigs and completion crews as well as accommodations, office and storage modules that are placed on offshore drilling rigs and production platforms.

U.S. Market

Onshore oil and natural gas development in the U.S. has historically been supported by local workforces traveling short to moderate distances to the worksites. With the development of substantial resources in regions such as the Bakken, Rockies and Permian Basin, labor demand has exceeded the local labor supply and accommodations infrastructure to support the demand. Consequently, demand for remote, scalable accommodations has developed in the U.S. over the past several years. Demand for accommodations in the U.S. has historically been tied to the level of oil and natural gas exploration and production activity, which is primarily driven by oil and natural gas prices. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices.

U.S. Locations

U.S. Mobile Camps

Our business in the U.S. consists primarily of mobile camp assets, both in the lower 48 states, including the Rocky Mountain corridor, the Bakken Shale region, the Permian Basin region of Texas, and in the Gulf of Mexico. We provide a variety of sizes and configurations to meet the needs of drilling contractors, completion companies, infrastructure construction projects and offshore drilling and completion activity. We provide quality catering and housekeeping services as well.

Our mobile fleet is rented on a per unit basis based on the number of days that a customer utilizes the asset. In cases where we provide catering or ancillary services, the contract can provide for per unit pricing or cost-plus pricing. Customers are also typically responsible for mobilization and demobilization costs.

Open Camps

		As of December 31,
	State	2017	2016	2015

West Permian	TX	326	310	310
Three Rivers (1)	TX	---	---	274
Killdeer	ND	235	235	235
Stanley House (2)	ND	---	---	157
Total Rooms		561	545	976

(1)	Sold in January 2016.
(2)

Closed in March 2016. Any closed camp is assessed for impairment upon its closure, in accordance with US GAAP. Please see Note 3 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

We had two open camps in the U.S. comprised of 561 rooms as of December 31, 2017. We sold our Three Rivers location in January 2016 and closed the Stanley House location in March 2016. Our Killdeer Lodge, which we opened in October 2013, provides accommodations support to the Bakken Shale region in North Dakota. Our West Permian Lodge supports the Permian Basin in West Texas.

Modular Construction and Manufacturing

Our Canadian segment includes the design, engineering, production, transportation and installation of a variety of modular buildings, predominately for our own use. As of December 31, 2017, we owned one modular construction and manufacturing plant near Edmonton, Alberta, Canada. During the fourth quarter of 2017, we made the decision to sell this plant due to changing geographic and market needs. In line with our Australian and U.S. strategy, we are now subcontracting modular construction from third-party manufacturers for our Canadian business. In Canada, we continue to retain a staff of experts who have designed and delivered large and small modular construction projects. We are capable of taking highly replicable and well-designed manufactured buildings and our expertise in site layout, combined with site-built components including landscaping, recreational facilities and certain common facilities, to create a comfortable community within a community. We design accommodations facilities to suit the climate, terrain and population of a specific project site.

While we traditionally focused our manufacturing efforts on our internal needs, from time to time we have sold units to third parties. Revenues from the sale of accommodation units to third parties has been a small portion of our revenue and is included in “Other Revenue” in our Canadian and U.S. segments. We have not historically sold units to third parties in Australia.

Community Relations

With a focus on long-term indigenous community participation, our Canadian operations continue to work closely with local indigenous communities to develop mutually beneficial and long-term partnerships focused on employment, training, business development and community investments.  For over a decade, our Canadian operations have supported Buffalo Metis Catering, a partnership with three Metis communities in the Regional Municipality of Wood Buffalo, to provide catering and housekeeping at three of our lodges.  Our Canadian operations continue to utilize local indigenous subcontractors to provide other services such as water hauling, snow removal and security. Our indigenous strategic initiatives were recognized in 2011 and 2012 from the Alberta Chamber of Commerce industry awards in recognition for excellence in indigenous relations business practices.  In addition, we were awarded a silver level PAR Certification by the Canada Council for Aboriginal Business in 2016. During 2017, Civeo entered into three new indigenous partnerships in the oil sands region, as well as pipeline expansion projects as it related to our priority growth strategy. During the same period, we continued to work with two other indigenous communities as it relates to LNGC on the west coast of British Columbia and the north Montney region in north east British Columbia. Beyond revenue sharing, these new arrangements provide employment, training and ancillary business opportunities for indigenous owned businesses. In addition, Civeo was recognized in 2017 by Indigenous Works (formerly known as the Aboriginal Human Resource Council), as an industry leader that is focused on strengthening the company's performance and results in indigenous employment, workplace engagement and inclusion.

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

Customers and Competitors

Our customers primarily operate in oil sands mining and development, drilling, exploration and extraction of oil and natural gas and coal and other extractive industries. To a lesser extent, we also support other activities, including pipeline construction, forestry, humanitarian aid and disaster relief, and support for military operations.  Our largest customers in 2017 were Imperial Oil Limited (a company controlled by ExxonMobil Corporation) and Fort Hills Energy LP (a partnership between Suncor Energy Inc., Total E&P Canada Ltd and Teck Resources Limited), who each accounted for more than 10% of our 2017 revenues.

Our primary competitors in Canada in the open and mobile camp accommodations include ATCO, Black Diamond, Horizon North, Noralta and Clean Harbors, Inc. Some of these competitors have one or two locations similar to our oil sands lodges; however, based on our estimates, these competitors do not have the breadth or scale of our lodge operations. In Canada, we also compete against Aramark and Compass Group for facility management services.

Our primary competitors in Australia for our village accommodations are Ausco Modular (a subsidiary of Algeco Scotsman) and Fleetwood Corporation.  We also compete against Sodexo and Compass Group for facility management services.

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

Our Lodge and Village Contracts

During the year ended December 31, 2017, revenues from our lodges and villages represented over 85% of our consolidated revenues. Our customers typically contract for accommodations services under take-or-pay contracts with terms that most often range from several months to three years. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for services, including meals, utilities and maintenance for workers staying in the lodges and villages. In multi-year contracts, our rates typically have annual contractual escalation provisions to cover expected increases in labor and consumables costs over the contract term. Over the term of the contract, the customer commits to a minimum number of rooms over a determined period. In some contracts, customers have a contractual right to terminate rooms, for reasons other than a breach, in exchange for a termination fee. As of December 31, 2017, we had commitments for 30% of our rentable rooms for 2018 and 15% of our rentable rooms for 2019.

As of December 31, 2017, we had 7,034 rooms under contract, or 41% of our rentable rooms. The table below details the expiration of those contracts:

Contracted Room Expiration
2018	4,056
2019	745
2020	400
2021	116
2022	1,717
Thereafter	---
Total	7,034

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

Employees

As of December 31, 2017, we had approximately 1,700 full-time employees on a consolidated basis, 72% of whom are located in Canada, 20% of whom are located in Australia and 8% of whom are located in the U.S.  We were party to collective bargaining agreements covering approximately 850 employees located in Canada and 130 employees located in Australia as of December 31, 2017.

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

Canadian Environmental Regulations

In Canada the federal, provincial and local governments have jurisdiction to regulate environmental matters. We or our customers may be subject to environmental regulations imposed by these three levels of government. The following addresses updates to Canadian environmental regulations in 2017 that may affect us or our customers.

Federal Regulatory Reforms

In 2017 the Government of Canada initiated a series of reviews to consider significant changes to Canada's federal environmental assessment regime, the federal Fisheries Act, the protection of navigable waters, and the legislation governing the approval, construction and operation of interprovincial pipelines. The four parallel review processes culminated in reports from four separate review panels which resulted in the Government of Canada publishing a discussion paper summarizing proposed changes to the relevant legislative frameworks. The Government of Canada has been engaging with potentially affected stakeholders since July 2017 and new legislation implementing changes to the relevant legislation is expected in 2018. If implemented, the direct and indirect costs of these proposed regulatory changes may adversely affect our operations and financial results as well as those of our customers.

Federal Climate Change Regulation

Scientific studies have suggested that emissions of greenhouse gases (GHG), including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climatic changes. In December 2015, 195 nations, including Canada, Australia, and the U.S., adopted the Paris Agreement at the 21st “Conference of the Parties” (COP 21). The Paris Agreement does not set legally binding emission reduction targets but does set a goal of limiting global temperature increases to less than 2° Celsius. Canada announced that it is in favor of the decision of the COP 21 to endeavor to take action to further limit global temperature increases to less than 1.5° Celsius. The Paris Agreement also requires parties to submit Intended Nationally Determined Contributions (INDCs) which set out their emission reduction targets and to renew these INDCs, with the goal of increasing the reductions, every five years. Canada's INDC was to reduce economy-wide GHG emissions by 30% below 2005 levels by 2030. The Paris Agreement does not legally bind the parties to reach their INDCs, nor does it prescribe the measures it must take to achieve them. These measures are left to each participating nation.

In March 2016, Canada and the Government of the United States jointly announced their intention to take action to reduce methane emissions from the oil and gas sector in an effort to meet their respective INDCs pursuant to the Paris Agreement. For its part, Canada announced its intention to reduce methane emissions from the oil and gas sector by 40-45 percent below 2012 levels by 2025 and stated that draft regulations to implement that commitment would be published in early 2017. In May 2017, Canada released the proposed Regulations Respecting Reduction in the Release of Methane and Certain Volatile Organic Compounds (Upstream Oil and Gas Sector) (Proposed Regulations). The Proposed Regulations would apply to facilities that have the potential to emit hydrocarbons above a 60,000 m3 per year threshold and to certain other covered facilities. The Proposed Regulations would require those facilities to conserve or destroy (e.g. through flaring) methane and to implement leak detection and repair programs by 2020. If implemented, the new regulatory requirements would be phased in between 2020 and 2023 and may result in additional costs or liabilities for our customers' operations.

In March 2016, as a further effort to meet Canada’s INDCs, representatives of the federal and provincial governments committed to imposing a price on carbon pollution, beginning at $10 per tonne in 2018 and increasing at a rate of $10 annually to $50 per tonne in 2022. The federally established carbon price will serve as a "backstop" in any province that does not establish an equivalent framework by 2018. Federal regulations implementing the carbon price are expected to be released in 2018. If the federal carbon pricing framework is implemented as planned, these regulatory changes may increase costs to us and our customers.

To ensure that it meets its INDC commitments under the Paris Agreement, the Canadian federal government may elect to impose further regulation on GHG emissions and may wish to enter into equivalency agreements with provinces to establish a consistent regulatory regime for GHGs. This may result in increased costs to us and our customers.

Provincial Climate Change Regulation

Climate change regulation can also take place at the provincial level. For example, in 2015 Alberta announced a new Climate Leadership Plan (CLP). The policies set out in the CLP contemplate changes to the regulation of GHG emissions both from large industrial emitters and consumer use of fossil fuels. To implement the CLP, Alberta published the Carbon Competitiveness Incentive Regulation in 2017, which replaces the Specified Gas Emitters Regulation under the Climate Change and Emissions Management Act. The Carbon Competitiveness Incentive Regulation provides a framework for managing GHG emissions from facilities that emit over 100,000 tonnes of carbon dioxide equivalent (CO2e) per year as well as other facilities which opt in to the regulation by establishing industry-specific output-based emissions allocations and requiring that those facilities ensure their net emissions do not exceed the established output based allocation. Companies can reduce their net emissions either through outperforming their output based allocation in a given reporting period, through the purchase of "fund credits" from the  Climate Change and Emissions Management Fund, or other approved credits. Each fund credit reduces a facility's net emissions by one tonne of CO2e. The price of a "fund credit" effectively sets the price of GHG emissions for heavy industrial emitters in Alberta. Effective January 1, 2018, the price of a fund credit is $30. These changes to the regulation of GHG emissions may significantly increase the cost of compliance for some of our customers.

The CLP also proposed introducing a broad economy-wide levy on GHG emissions from the combustion of fossil fuels, subject to limited exceptions. In May 2016, Alberta passed the Climate Leadership Act, implementing the broad economy-wide levy on GHG emissions contemplated in the CLP. Under that Act, all fuel consumption – including gasoline, diesel, and natural gas consumption – is subject to a carbon levy. Alberta's carbon levy was set at $20 per tonne in 2017 and increased to $30 per tonne effective January 1, 2018. The increase in the carbon levy will add to the cost of most fossil-based fuels and may result in additional costs for us and for our customers.

The CLP also targets a 45 percent reduction in methane emissions from oil and gas operations by 2025. The Alberta Energy Regulator (AER) has been tasked with developing a multifaceted approach to reducing methane emissions from the upstream oil and gas sector that is expected to include enhancements to its existing AER directives, new measurement and reporting requirements, and other regulations for both new and existing facilities. To that end, the AER has established a Methane Reduction Oversight Committee, consisting of representatives from government, environmental organizations, industry and technology groups. Draft Alberta methane reduction regulations are expected in 2018 and are intended to be equivalent to the federal Proposed Regulations described above. If equivalent, the Alberta methane reduction regulations would apply in lieu of the federal Proposed Regulations. Further, as contemplated in the CLP, Alberta passed the Oil Sands Emissions Limit Act in 2016 which caps oil sands GHG emissions at 100 million tonnes annually. The CLP also targets the phasing out of coal-generated electricity (or the emissions therefrom) by 2030. The combination of the announced carbon levy, and coal phase-out is expected to increase fuel and electricity prices, which could have an impact on our operating costs. The direct and indirect costs of these regulatory changes may adversely affect our operations and financial results as well as those of our customers with whom we conduct business.

The Government of British Columbia implemented a broad-based carbon tax on the purchase and use of most fuels in 2008. British Columbia's carbon tax is currently set at $30 per tonne of CO2e, but will increase by $5 per tonne of CO2e effective April 1, 2018, followed by annual increases of $5 per tonne of CO2e until reaching $50 per tonne of CO2e in 2021. The direct and indirect costs of these carbon price increases may adversely affect our operations and financial results as well as those of our customers.

The Government of Manitoba recently announced its intention to implement a carbon tax as a result of the agreement reached by federal and provincial governments in 2016. The Government of Manitoba is currently consulting on a draft plan for implementing its carbon tax, with draft legislation expected in 2018. To date, the Government of Saskatchewan has indicated that it will not develop a carbon tax, leaving open the possibility that the federal "backstop" carbon pricing framework will apply to the consumption of fossil fuels and to GHG emissions from industrial facilities in Saskatchewan.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as higher sea levels, increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations and financial results as well as those of our customers.

Alberta’s Electricity Market

On November 3, 2016, Alberta released the details of its Renewable Electricity Program (REP) which includes a procurement process for renewable generation as part of Alberta’s CLP, which in addition to phasing out coal, includes a commitment to achieve 30 percent renewable generation by 2030. A total of approximately 5,000 megawatts (MW) of renewable generation is expected to be procured. The first procurement process concluded in December 2017. Alberta procured almost 600 MW of wind generation capacity, achieving the lowest price in Canada. Details regarding the next procurement process have not yet been released.

Alberta also announced on November 23, 2016 that it would restructure its electricity market to include a parallel capacity market by 2021. The capacity market is still in the design phase, with the first procurement process set to begin in 2019 and the first contracts to be awarded in 2020/2021.

There is still uncertainty regarding implementing the REP, notwithstanding the low prices achieved in the first auction, and Alberta’s new capacity market, which may increase costs to us and our customers.

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

U.S. Environmental Regulations

The Clean Water Act, as amended, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the U.S. Environmental Protection Agency (EPA) or authorized state agencies.  The EPA published a final rule outlining its position on the federal jurisdictional reach over waters of the U.S. in June 2015, but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals pending a substantive decision on the merits.  In January 2017, the United States Supreme Court accepted review of the rule to determine whether jurisdiction to hear challenges to the rule rests with the federal district or appellate courts.  In January 2018, the Supreme Court ruled that distinct courts have jurisdiction over challenges to the rule.  Litigation surrounding this rule is ongoing, and the EPA has instituted rulemakings to both delay the effective date of the rule and repeal the rule. Many of our U.S. properties and operations require permits for discharges of wastewater and/or storm water, and we have developed a system for securing and maintaining these permits. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1999, as amended, require the development and implementation of spill prevention and response plans and impose liability for the remedial costs and associated damages arising out of any unauthorized discharges.

The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including, offshore and onshore oil and natural gas production facilities, on an annual basis. In October 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting requirements. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. In addition, the EPA has finalized new regulations that would further restrict GHG emissions, such as new standards for methane and volatile organic compound (VOC) emissions from new and modified oil and gas sources, which the EPA published in June 2016. The EPA has also announced that it intends to impose methane emission standards for existing sources and has issued information collection requests for oil and natural gas facilities. The EPA is currently engaged in rulemaking to stay the effective date of these rules. In November 2016, the Bureau of Land Management (BLM) issued new regulations to reduce “waste” of natural gas—of which methane is a primary constituent—from venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian lands. In December 2017, implementation of this rule was delayed until January 2019. In October 2015, the EPA finalized the Clean Power Plan, which imposes additional obligations on the power generation sector to reduce GHG emissions. However, on February 9, 2016, the U.S. Supreme Court stayed implementation of the Clean Power Plan pending resolution of legal challenges to the rule. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years.  In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs.  The U.S. also participated in the creation of the Paris Agreement at COP 21 in December 2015 but has subsequently announced its intention to withdraw from the agreement. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for oil and natural gas, which could reduce our customers’ demand for our services.  Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations.

Our operations as well as the operations of our customers are also subject to various laws and regulations addressing the management, disposal and releases of regulated substances. For example, in the U.S., the federal Resource Conservation and Recovery Act, as amended (RCRA) and comparable state statutes regulate the generation, storage, treatment, transportation, disposal and cleanup of hazardous and non-hazardous solid wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. In the course of our operations, we generate some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes. Moreover, the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA), also known as the Superfund law, and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the release occurred and anyone who transported, disposed or arranged for the transport or disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We generate materials in the course of our operations that may qualify as hazardous substances. In the event of mismanagement or release of regulated substances upon properties where we conduct operations, we could become subject to liability and/or obligations under CERCLA, RCRA and/or analogous state laws. Under such laws, we could be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial operations to prevent future contamination.

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

Hydraulic fracturing is a process sometimes used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state oil and natural gas regulators, but EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (SDWA) over, and issued permitting guidance in February 2014 for, certain hydraulic fracturing activities involving the use of diesel fuels. In May 2014, EPA issued an advance notice of proposed rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act (TSCA) to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In March 2015, BLM issued a final rule that imposes requirements on hydraulic fracturing activities on federal and Indian lands, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water; similar final rules were published in November 2016 for hydraulic fracturing activities on National Park and National Wildlife Refuge System lands. However, in June 2016, the U.S. District Court for the District of Wyoming struck down the BLM final rule, finding that BLM lacked authority to promulgate the rule. While that decision was on appeal, BLM rescinded this rule in December 2017. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of chemicals used in the hydraulic fracturing process. Some states and local governments also have adopted or are considering adopting regulations to restrict or ban hydraulic fracturing in certain circumstances. Moreover, ongoing governmental reviews of the environmental impacts of hydraulic fracturing by EPA and other agencies could lead to further regulation of hydraulic fracturing. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that hydraulic fracturing activities can impact drinking water under some circumstances, including large volume spills and inadequate mechanical integrity of wells. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

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

Demand for our services is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas and mining companies.  Although we have seen an increase in oil prices in late 2016 and through 2017, we are not expecting significant improvement in customer activity in the near-term, as we anticipate that our customers’ expenditures will generally lag increased oil prices by nine to 12 months. If our customers’ expenditures fail to increase in regions where our facilities are located, our business will be adversely impacted. The oil and gas and mining industries’ willingness to explore, develop and produce depends largely upon the availability of attractive resource prospects and the prevailing view of future commodity prices, which over the past year, has not been positive. Prices for oil, coal, natural gas, and other minerals are subject to large fluctuations in response to changes in the supply of and demand for these commodities, market uncertainty, and a variety of other factors that are beyond our control. Accordingly, a sudden or long-term decline in commodity pricing, or a continuation of the current depressed commodity price environment, would have material adverse effects on our results of operations.

During the first quarter of 2016, global oil prices dropped to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. With falling West Texas Intermediate (WTI) oil prices, Western Canadian Select (WCS) also fell. Oil prices and WCS have rebounded in recent periods. WCS prices in the fourth quarter of 2017 averaged $38.65 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $83.78 in the second quarter of 2014.  As of February 16, 2018, the WTI price was $61.68, and the WCS price was $35.05.

In addition, met coal prices have fluctuated from approximately $119/metric tonne as of December 31, 2014 to approximately $92.50/metric tonne as of September 30, 2016, due to a declining demand for steel and the impact of a stronger U.S. dollar.  Steel demand rebounding in 2017 and the weakening of the U.S. dollar has led to higher met coal pricing.  As of February 19, 2018, spot prices for met coal were $229.25/metric tonne and benchmark contract prices for the first quarter of 2018 paid to Australian metallurgical coal producers by Japanese steel producers had not settled.  The increase in met coal pricing in 2017 and early 2018 have not led our customers to approve any significant new projects. The low commodity price environment has significantly depressed exploration, development, and production activity.  A deterioration of this price environment is likely to continue to depress activity levels, often reflected as reductions in employees or resource production, and have a material adverse effect on our financial position, results of operations or cash flows.

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

Our business typically supports projects that are capital intensive and require several years to generate first production. The economic analyses conducted by our customers in oil sands, Australian mining and LNG investment areas have historically assumed a relatively conservative longer-term price outlook for production from such projects to determine economic viability. Because of the recent depressed commodity price environment, our customers have reduced or deferred, and may continue to reduce or defer, major expenditures, particularly in Canada and Australia, given the long-term nature of many large scale development projects, adversely affecting our revenues and profitability.

In Canada, WCS crude is the benchmark price for our oil sands accommodations customers. Pricing for WCS is driven by several factors, including the underlying price for WTI and the availability of transportation infrastructure. Historically, WCS has traded at a discount to WTI. Should the price of WTI decline or the WCS discount to WTI widen further, our oil sands customers may delay or eliminate additional investments, further reduce their spending in the oil sands region or curtail or shut-down additional existing operations. Similarly, the volumes and prices of the mineral products of our customers, including coal and gold, have historically varied significantly and are difficult to predict. The demand for, and price of, these minerals and commodities is highly dependent on a variety of factors, including international supply and demand, the price and availability of alternative fuels, actions taken by governments and global economic and political developments. Mineral and commodity prices have fluctuated in recent years and may continue to fluctuate significantly in the future. No assurance can be given regarding future volumes or prices relating to the activities of our customers. We have experienced in the past, and expect to experience in the future, significant fluctuations in operating results based on these changes.

In addition, the carrying value of our lodges or villages could be reduced by extended periods of limited or no activity by our customers, which has required us to record impairment charges equal to the excess of the carrying value of the lodges or villages over fair value. We recorded impairments of our long-lived assets of $31.6 million and $46.1 million in 2017 and 2016, respectively. We also recorded goodwill impairments of $43.2 million in 2015. We may incur additional asset impairment charges in the future, which charges will affect negatively our results of operations and financial condition.

Exchange rate fluctuations could adversely affect our U.S. dollar reported results of operations and financial position.

Currency exchange rate fluctuations can create volatility in our consolidated financial position, results of operations and/or cash flows. Because our consolidated financial results are reported in U.S. dollars, if we generate net revenues or earnings in countries whose currency is not the U.S. dollar, the translation of such amounts into U.S. dollars can result in an increase or decrease in our reported revenues, net income, financial condition and cash flows depending upon exchange rate movements. For the year ended December 31, 2017, 93% of our revenues originated from subsidiaries outside of the U.S. and were denominated in either the Canadian dollar or the Australian dollar. As a result, a material decrease in the value of these currencies relative to the U.S. dollar has had, and may have in the future, a negative impact on our reported revenues, net income, financial condition and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition and results of operations.

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

A significant portion of our revenue is attributable to operations in Canada and Australia. These activities accounted for 93% of our consolidated revenue in the year ended December 31, 2017. Risks associated with our operations in Canada and Australia include, but are not limited to:

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

All but one of our major Canadian lodges are located on land subject to leases. Accordingly, while we own the accommodations assets, we only own a leasehold in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site. Generally, our leases have an initial term of ten years and will expire between 2023 and 2027 unless extended. We can provide no assurances that we will be able to renew our leases upon expiration on similar terms, or at all. If we are unable to renew leases on similar terms, it may have an adverse effect on our business.

Due to the significant concentration of our business in the oil sands region of Alberta, Canada and in the Bowen Basin coal region of Queensland, Australia, adverse events in these areas could negatively impact our business, and our geographic concentration could limit the number of customers seeking our services.

Because of the concentration of our business in the oil sands region of Alberta, Canada and in the coal producing region of Queensland, Australia, two relatively small geographic areas, we have increased exposure to political, regulatory, environmental, labor, climate or natural disaster events or developments that could disproportionately impact our operations and financial results. For example, in 2017, a cyclone impacted areas near our villages in Australia. Also in 2011 and 2016, forest fires in northern Alberta impacted areas near our Canadian oil sands lodges. Due to our geographic concentration, any adverse events or developments in our operating areas may disproportionately affect our financial results.

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

We depend on several significant customers. The majority of our customers operate in the energy or mining industry. For a more detailed explanation of our customers, see “Business” in Item 1 of this annual report. The loss of any one of our largest customers in any of our business segments or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in two industries may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. While we perform ongoing credit evaluations of our customers, we do not require collateral in support of our trade receivables.

As a result of our customer concentration, risks of nonpayment and nonperformance by our counterparties are a concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Although we have seen an increase in oil prices in late 2016 and through 2017, commodity prices have remained depressed since 2015, and the capital markets and availability of credit have been constrained relative to historical levels. Additionally, many of our customers’ equity values have declined and could decline further. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may continue to result in a significant reduction in our customers’ liquidity and could impair their ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

We are susceptible to seasonal earnings volatility due to adverse weather conditions in our regions of operations.

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in Canada and Australia, and, to a lesser extent, the Rocky Mountain region and the Permian Basin. A portion of our Canadian operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and our ability to provide services in the second and, to a lesser extent, third quarters. During the Australian rainy season, generally between the months of November and April, our operations in Queensland and the northern parts of Western Australia can be affected by cyclones, monsoons and resultant flooding. Severe winter weather conditions in the Rocky Mountain region and the Permian Basin of the United States can restrict access to work areas for our customers. Furthermore, the areas in which we operate are susceptible to forest fires, which could interrupt our operations and adversely impact our earnings.

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

We serve alcoholic beverages at some of our facilities, and must comply with applicable licensing laws, as well as local service laws. These laws generally prohibit serving alcoholic beverages to certain persons such as a patron who is intoxicated or a minor. If we violate these laws, we may be liable to the patron and/or third parties for the acts of the patron. We cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the jurisdictions in which we serve alcoholic beverages. If we are unable to maintain food safety or comply with government regulations related to food, beverages or alcoholic beverages, the effect could be materially adverse to our business or results of operations.

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

All of our operations are significantly affected by stringent and complex foreign, federal, provincial, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liabilities for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third-parties. Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. The implementation of new laws and regulations could result in materially increased costs, stricter standards and enforcement, larger fines and liability and increased capital expenditures and operating costs, particularly for our customers, and could have an adverse effect on our business or demand for our services. See “Business - Government Regulation” in Item 1 of this annual report for a more detailed description of our risks associated with environmental laws and regulations.

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

We recorded impairments of our long-lived assets, including intangibles, of $31.6 million, $46.1 million and $79.7 million in 2017, 2016 and 2015, respectively. We also recorded goodwill impairments of $43.2 million in 2015.

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

Any adoption of these or similar proposals by Canadian, Australian, U.S. federal, regional, provincial or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services. See “Business—Government Regulation” in Item 1 of this annual report for a more detailed description of our climate-change related risks.

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

In addition, we significantly increased our capacity in the Canadian oil sands region and in Australia over the past several years based on our previous expectations for customer demand for accommodations in these areas. However, due to the sustained decline in commodity prices throughout 2015 and 2016 and into 2017, customer demand for accommodations in those areas has decreased significantly, and we have experienced a corresponding significant decrease in our occupancy and profitability. Should our customers build their own facilities to meet their accommodations needs or our competitors likewise increase their available accommodations, or activity in the oil sands or natural resources regions declines further, demand and/or pricing for our accommodations could further decrease, negatively impacting our profitability.

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

As of December 31, 2017, we were party to collective bargaining agreements covering approximately 850 employees in Canada and 130 employees in Australia.  Efforts have been made from time to time to unionize other portions of our workforce.  In addition, our facilities serving oil sands development work in Northern Alberta, Canada and mining operations in Australia house both union and non-union customer employees.  We have not experienced strikes, work stoppages or other slowdowns in the past, but we cannot guarantee that we will not experience such events in the future.  A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations, which could adversely affect our business, financial condition and results of operations.  Additional unionization efforts and new collective bargaining agreements also could materially increase our costs, reduce our revenues or limit our flexibility.  Collective bargaining agreements in our Canadian operations have individual expiration dates, extending in some cases to 2020.  One enterprise bargaining agreement exists in our Australian operation covering certain employees working at our villages in Queensland and New South Wales.  This agreement was renewed in 2017.

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

We may increase our debt or issue equity in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of our preferred shares, including the issuance of preferred shares in connection with the Noralta Acquisition, the terms of the debt or our preferred shares issued may give the holders rights, preferences and privileges senior to those of holders of our common shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your ownership in us would be diluted. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us.

Our Amended Credit Agreement contains operating and financial restrictions that may restrict our business and financing activities

Our Amended Credit Agreement contains, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us. The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes, (ii) asset sales, (iii) margin stock, (iv) specified acquisitions, (v) certain restrictive agreements, (vi) transactions with affiliates and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Agreement) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.85 to 1.0 (as of December 31, 2017).

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

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under the Amended Credit Agreement. The restrictions contained in the Amended Credit Agreement could:

●	limit our ability to plan for, or react to, market conditions, to meet capital needs or otherwise to restrict our activities or business plan; and

●	adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that would be in our interest.

Additionally, our ability to comply with some of the covenants, ratios or tests contained in the Amended Credit Agreement may be affected by events beyond our control and, as a result, we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general or otherwise conduct necessary corporate activities. Declines in commodity prices, or a prolonged period of commodity prices at depressed levels, could eventually result in our failing to meet one or more of the financial covenants under the Amended Credit Agreement, which could require us to refinance or amend such obligations resulting in the payment of consent fees or higher interest rates, or require us to raise additional capital at an inopportune time or on terms not favorable to us.

We may not be able to reduce our indebtedness to comply with these covenants. A failure to comply with these covenants, ratios or tests could result in an event of default. A default under the Amended Credit Agreement, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder. The accelerated debt would become immediately due and payable. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. In addition, in the event of an event of default under the Amended Credit Agreement, the lenders could foreclose on the collateral securing the credit facility and require repayment of all borrowings outstanding. If the amounts outstanding under the credit facility or any of our other indebtedness were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders. Moreover, any new indebtedness we incur may impose financial restrictions and other covenants on us that may be more restrictive than our existing debt agreements.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We currently have a substantial amount of indebtedness. As of December 31, 2017, we had approximately $297.6 million outstanding under the term loan portion of the Amended Credit Agreement, no borrowings outstanding under the revolving portion of the Amended Credit Agreement, $1.8 million of outstanding letters of credit and capacity to borrow an additional $107.4 million under the revolving portion of the Amended Credit Agreement. Borrowings outstanding under the Amended Credit Agreement mature in May 2019. As of December 31, 2017, our borrowing capacity under the revolving portion of the Amended Credit Agreement was reduced by approximately $165.8 million due to the negative covenants. If market or other economic conditions remain depressed or further deteriorate, our borrowing capacity may be further reduced.

Our level of indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

●	our indebtedness may increase our vulnerability to general adverse economic and industry conditions;

●	the covenants contained in the Amended Credit Agreement limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

●	our debt covenants also affect our flexibility in planning for, and reacting to, changes in the economy and in its industry; and

●	our indebtedness could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes.

Our ability to service our debt, including repaying outstanding borrowings under our Amended Credit Agreement at maturity, will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our business does not generate sufficient cash flows from operations to enable us to meet our obligations under our indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We may not be able to effect any of these remedies on satisfactory terms or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Risks Related to the Noralta Acquisition

There can be no assurance when or even if the Noralta Acquisition will be completed. Failure to obtain required approvals necessary to satisfy closing conditions may delay or prevent completion of the Noralta Acquisition.

The completion of the Noralta Acquisition is subject to a number of closing conditions, some of which are out of our control, including the following:

●	the share issuance proposal being approved by our shareholders;

●	the accuracy of the representations and warranties of the parties at and as of the closing of the Noralta Acquisition (subject to certain materiality qualifiers);

●	the performance in all material respects of each party’s obligations under the Purchase Agreement required to be performed by it on or prior to the closing date of the Noralta Acquisition;

●	the absence of a Material Adverse Effect (as defined in the Purchase Agreement) on either party; and

●	the receipt of Canadian regulatory approvals and clearances, including under the Competition Act (Canada) and the Investment Canada Act, and other regulatory and third party consents.

We cannot be certain that our shareholders will approve the share issuance proposal. We have received notice from the Competition Bureau that it does not intend to challenge the acquisition under the Competition Act (Canada), and we have been granted approval under the Investment Canada Act for the acquisition. However, we cannot be certain when we and Noralta will be able to satisfy the other closing conditions or whether those closing conditions will be satisfied. If any of these conditions are not satisfied or waived prior to May 31, 2018, it is possible that the Purchase Agreement may be terminated. Although we and Noralta have agreed in the Purchase Agreement to use commercially reasonable efforts, subject to certain limitations, to complete the Noralta Acquisition as promptly as possible, these and other conditions to the completion of the Noralta Acquisition may fail to be satisfied.

The pendency of the Noralta Acquisition could have an adverse effect on the trading price of our common shares and our business, financial condition, results of operations or business prospects.

The pendency of the Noralta Acquisition could disrupt our business in the following ways, including:

●	third parties may seek to terminate or renegotiate their relationships with us, or may delay or defer certain business decisions, as a result of the Noralta Acquisition, whether pursuant to the terms of their existing agreements with us or otherwise;

●

the attention of our management may be directed toward completion of the Noralta Acquisition and related matters and may be diverted from the day-to-day business operations of their respective companies, including from other opportunities that otherwise might be beneficial to us;

●	employee retention and recruitment may be challenging before the completion of the Noralta Acquisition, as employees and prospective employees may experience uncertainty about their future roles; and

●

the Purchase Agreement restricts us from taking certain specified actions while the Noralta Acquisition is pending without first obtaining written consent of Noralta, which may restrict us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Noralta Acquisition or termination of the Purchase Agreement.

Should they occur, any of these matters could adversely affect the trading price of our common shares or harm our financial condition, results of operations or business prospects.

The rights of holders of our common shares will be subordinate to the rights of the holders of our preferred shares.

The holders of the preferred shares issued in the Noralta Acquisition will have rights and preferences superior to those of the holders of our common shares. These rights include, among others:

●	the right to receive a liquidation preference prior to any distribution of our assets to the holders of our common shares;

●	the right to receive a 2% annual dividend, paid quarterly in cash or, at our option, by increasing the shares’ liquidation preference, or any combination thereof; and

●

the right to convert the preferred shares into common shares after two years from the closing of the Noralta Acquisition at an initial conversion price of US$3.30 per common share, which may not be the fair market value of such shares at the time of conversion.

The Noralta Acquisition may be completed even though material adverse changes subsequent to the announcement of the Noralta Acquisition, such as industry-wide changes or other events, may occur.

In general, either party can refuse to complete the Noralta Acquisition if there is a material adverse change affecting the other party. However, some types of changes do not permit either party to refuse to complete the Noralta Acquisition, even if such changes would have a material adverse effect on either of the parties. For example, a worsening of Noralta’s or our financial condition or results of operations due to a decrease in commodity prices or general economic conditions would not give the other party the right to refuse to complete the Noralta Acquisition. If adverse changes occur that affect either party but the parties are still required to complete the Noralta Acquisition, our share price, business and financial results after the Noralta Acquisition may suffer.

Failure to complete the Noralta Acquisition could negatively impact our share price and future business and financial results.

If the Noralta Acquisition is not completed, our ongoing business may be adversely affected, and we may be subject to several risks, including the following:

●	having to pay certain costs relating to the Noralta Acquisition, such as legal, accounting, financial advisor and other fees and expenses;

●	a potential decline in the price of our common shares to the extent that the current market price reflects a market assumption that the Noralta Acquisition will be completed;

●	reputational harm due to the adverse perception of any failure to successfully complete the Noralta Acquisition; and

●	having had the focus of our management on the Noralta Acquisition instead of on pursuing other opportunities that could have been beneficial to the company.

We have incurred and will continue to incur significant transaction costs in connection with the Noralta Acquisition.

We expect to incur a number of non-recurring transaction-related costs associated with completing the Noralta Acquisition, combining the operations of the two organizations and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to financial, legal and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of our businesses. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time.

The failure to integrate our business successfully with Noralta in the expected timeframe would adversely affect our future results following the completion of the Noralta Acquisition.

The success of the Noralta Acquisition will depend, in large part, on our ability following the completion of the Noralta Acquisition to realize the anticipated benefits, including operating synergies, from combining our businesses, which have previously been operated independently. To realize these anticipated benefits, we must successfully integrate Noralta into our business. This integration will be complex and time-consuming, and we and Noralta will only be able to conduct limited planning regarding the integration of the two companies prior to completion of the Noralta Acquisition. Significant management attention and resources will be required to integrate the two companies. Delays in this process could adversely affect our business, financial results, financial condition and share price following the Noralta Acquisition.

Potential difficulties that may be encountered in the integration process include the following:

●	complexities associated with managing the larger, combined business;

●	integrating personnel from the two companies;

●	potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Noralta Acquisition; and

●	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Noralta Acquisition and integrating the companies’ operations.

Even if we were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

The trading price of our common shares after the Noralta Acquisition may be affected by factors different from those affecting the price of our common shares before the Noralta Acquisition.

Our results of operations, as well as the trading price of our common shares, after the Noralta Acquisition may be affected by factors different from those currently affecting our results of operations and the trading price of our common shares. These factors include:

●	a greater number of common shares outstanding as compared to the number of currently outstanding common shares;

●	different shareholders; and

●	different assets and capital structure.

Accordingly, the historical trading prices and our financial results may not be indicative of future trading prices of the common shares after the Noralta Acquisition.

Our future results will suffer if we do not effectively manage our expanded operations following the Noralta Acquisition.

Following the Noralta Acquisition, the size of our business will be larger than its current business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We can offer no assurance that we will be successful or will realize the benefits currently anticipated to result from the Noralta Acquisition.

The loss of key personnel could have a material adverse effect on our business, financial condition or results of operations.

The success of the Noralta Acquisition will depend in part on our ability to retain key Civeo and Noralta employees who continue employment with us after the Noralta Acquisition is completed. It is possible that these employees might decide not to remain with us after the Noralta Acquisition.

If these key employees terminate their employment, our activities might be adversely affected, management’s attention might be diverted from successfully integrating Noralta’s operations to recruiting suitable replacements and our business, financial condition or results of operations could be adversely affected. In addition, we might not be able to locate suitable replacements for any such key employees who leave the company or offer employment to potential replacements on reasonable terms.

Our success will also depend on pre-existing relationships with third parties, which relationships may be affected by the Noralta Acquisition. Any adverse changes in these relationships could adversely affect our business, financial condition or results of operations.

Our success will be dependent on the ability to maintain and renew relationships with pre-existing third parties, including local Aboriginal groups. For example, Noralta currently has two significant contracts for the provision of accommodation services. One of such contracts extends through April 2022, and the second contract has a primary term through 2027, with early termination by the customer permitted starting in 2021. Following the Noralta Acquisition, we will be subject to the risks, among others, of early termination of the contracts, failure to extend the contracts beyond their primary term and a decrease in demand under the contracts below our expectations. In addition, the revenue we will derive under the contracts following the Noralta Acquisition will be variable and depend on the utilization by the customers of our services under the contracts and other factors that are beyond our control. There can be no assurance that our business will be able to maintain these contracts or other pre-existing business and other relationships, including with local Aboriginal groups, or enter into or maintain other new business relationships, on acceptable terms, if at all. The failure to maintain these contracts and other important pre-existing third party relationships could have a material adverse effect on our business, financial condition or results of operations after the Noralta Acquisition.

Risks Related to the Redomicile Transaction

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

More specifically, Canada’s tax rules under the Income Tax Act (Canada) (the Canadian Tax Act) allow for favorable tax treatment insofar as the repatriation of certain dividends from foreign affiliates. These tax rules are complicated and could change over time. Any such changes could have a material impact on our overall tax rate.

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

Under Section 7874 of the Internal Revenue Code, if the former stockholders of Civeo US hold 80% or more of the vote or value of our common shares by reason of holding stock in Civeo US (the ownership test), and our expanded affiliated group after the Redomicile Transaction does not have substantial business activities in Canada relative to its worldwide activities (the substantial business activities test), we would be treated as a U.S. corporation. For this purpose, “substantial business activities” generally requires at least 25% of the employees (by number and compensation), assets and gross income of our expanded affiliated group to be based, located and derived, respectively, in Canada (25% test).

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

Under current U.S. federal income tax law, Civeo is generally treated as a foreign corporation for U.S. federal income tax purposes. Changes to Section 7874 of the Internal Revenue Code or the U.S. Treasury regulations promulgated thereunder or official interpretations thereof, could adversely affect Civeo’s status as a foreign corporation for U.S. federal income tax purposes. For example, members of Congress from time to time have proposed changes to the Internal Revenue Code, and the U.S. Treasury has taken and may continue to take regulatory action, in connection with so-called inversion transactions. The timing and substance of any such change in law or regulatory action is uncertain. Any such change of law or regulatory action could adversely impact the treatment of Civeo as a foreign corporation for U.S. federal income tax purposes and could adversely impact its tax position and financial position and results in a material manner. The precise scope and application of any legislative or regulatory proposals will not be clear until they are actually issued, and, accordingly, until such legislation or regulations are issued and fully understood, we cannot be certain as to their potential impact. Any such changes could apply retroactively to a date prior to the date of the Redomicile Transaction. If Civeo were to be treated as a U.S. corporation for U.S. federal income tax purposes, it could be subject to substantially greater U.S. federal income tax liability.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform) was signed into law, making significant changes to the U.S. Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  Many aspects of the new legislation are unclear and may not be clarified for some time.  As a result, we have made an estimate of the impact of the new laws on our business, operating results and financial condition.  It is possible that the U.S. Tax Reform, or interpretations under it, could have an adverse effect on us, and such effect could be material.

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

In connection with our spin-off from Oil States International, Inc. (Oil States) in May 2014 (the Spin-Off), we entered into a tax sharing agreement. Under the tax sharing agreement, we are required to indemnify Oil States against certain tax-related liabilities incurred by Oil States (including any of its subsidiaries) relating to the Spin-off, to the extent caused by our breach of any representations or covenants made in the tax sharing agreement or the separation and distribution agreement, or made in connection with the private letter ruling or the tax opinion obtained with respect to the Spin-off. These liabilities include the substantial tax-related liability (calculated without regard to any net operating loss or other tax attribute of Oil States) that would result if the Spin-off of our stock to Oil States stockholders failed to qualify as a tax-free transaction. In addition, we have agreed to pay 50% of any taxes arising from the Spin-off to the extent that the tax is not attributable to the fault of either party.

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

Our common shares are currently listed on the NYSE, and the continued listing of our common shares is subject to our compliance with a number of listing standards. If we fail to maintain compliance with these continued listing standards, our common shares may be delisted. A delisting of our common shares could negatively impact us by, among other things:

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

The market price of our common shares has historically experienced and may continue to experience volatility. For example, during 2016, the market price of our common shares ranged from a low of $0.75 per share to a high of $2.81 per share, and during 2017, the market price of our common shares ranged from a low of $1.57 per share to a high of $3.73 per share.  From January 1, 2018 to February 19, 2018, the market price of our common shares has ranged between a low of $2.74 per share to a high of $3.81 per share. The market price of our common shares may be influenced by many factors, some of which are beyond our control, including those described above and the following:

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

We currently do not pay dividends. The declaration and amount of all dividends will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. In addition, our ability to pay dividends on our common shares is limited by covenants in the Amended Credit Agreement. Future agreements may also limit our ability to pay dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report. There can be no assurance that we will pay a dividend in the future.

Provisions contained in our articles and applicable Canadian and British Columbia laws could discourage a take-over attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our shareholders to sell their shares for a premium.

Provisions contained in our articles provide for a classified board of directors, limitations on the removal of directors, limitations on shareholder proposals at meetings of shareholders and limitations on shareholder action by written consent, which could make it more difficult for a third party to acquire control of us. Our articles, subject to the corporate law of British Columbia, also authorize our board of directors to issue series of preferred shares without shareholder approval. If our board of directors elects to issue preferred shares, it could increase the difficulty for a third party to acquire us, which may reduce or eliminate our shareholders’ ability to sell their common shares at a premium. In addition, in Canada, we may become subject to applicable securities laws, including National Instrument 62-104 Take-Over Bids and Issuer Bids of the Canadian Securities Administrators, which provide a heightened threshold for shareholder acceptance of third-party acquisition offers and could discourage take-over attempts that could result in a premium over the market price for our common shares.

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

There are material differences between the Business Corporations Act (British Columbia) (BCBCA) as compared to the Delaware General Corporation Law (DGCL). For example, some of these material differences include the following: (a) for material corporate transactions (such as amalgamations, arrangements, the sale of all or substantially all of our undertaking, and other extraordinary corporate transactions) the BCBCA, subject to the provisions of our Articles, generally requires two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote of shareholders for similar material corporate transactions; and (b) under the BCBCA a holder of 5% or more of our common shares can requisition a general meeting of shareholders for the purpose of transacting any business that may be transacted at a general meeting, whereas the DGCL does not give this right. We cannot predict if investors will find our common shares less attractive because of these material differences. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table presents information about our principal properties and facilities as of December 31, 2017. Except as indicated below, we own all of the properties or facilities listed below. Each of the properties is encumbered by our secured credit facilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 – Debt to the notes to consolidated financial statements included in Item 8 of this annual report for additional information concerning our credit facilities. For a discussion about how each of our business segments utilizes its respective properties, please see Item 1, “Business” of this annual report.

Location	Approximate Square Footage/Acreage	Description
Canada:
Fort McMurray, Alberta (leased land)	240 acres	Wapasu Creek and Henday Lodges
Fort McMurray, Alberta (leased land)	135 acres	Conklin Lodge
Fort McMurray, Alberta (leased land)	128 acres	Beaver River and Athabasca Lodges
Fort McMurray, Alberta (leased land)	78 acres	McClelland Lake Lodge
Fort McMurray, Alberta (leased land)	43 acres	Mariana Lake Lodge
Kitimat, British Columbia	60 acres	Sitka Lodge
Acheson, Alberta (lease)	40 acres	Office and warehouse
Edmonton, Alberta	33 acres	Manufacturing facility
Grimshaw, Alberta (lease)	20 acres	Equipment yard
Fort McMurray, Alberta (leased land)	18 acres	Anzac Lodge
Edmonton, Alberta (lease)	86,376	Office and warehouse

Australia:
Coppabella, Queensland, Australia	192 acres	Coppabella Village
Calliope, Queensland, Australia	124 acres	Calliope Village
Narrabri, New South Wales, Australia	82 acres	Narrabri Village
Boggabri, New South Wales, Australia	52 acres	Boggabri Village
Dysart, Queensland, Australia	50 acres	Dysart Village
Middlemount, Queensland, Australia	37 acres	Middlemount Village
Karratha, Western Australia, Australia (own and lease)	34 acres	Karratha Village
Kambalda, Western Australia, Australia	27 acres	Kambalda Village
Nebo, Queensland, Australia	26 acres	Nebo Village
Moranbah, Queensland, Australia	17 acres	Moranbah Village
Sydney, New South Wales, Australia (lease)	17,276	Office
Brisbane, Queensland, Australia (lease)	4,478	Office

United States:
Houston, Texas (lease)	8,900	Principal executive offices
Killdeer, North Dakota	39 acres	Open camp
Pecos, Texas (lease)	35 acres	Open camp
Dickinson, North Dakota (lease)	26 acres	Mobile asset facility and yard
Vernal, Utah (lease)	21 acres	Mobile asset facility and yard
Casper, Wyoming (lease)	14 acres	Accommodations facility and yard
Belle Chasse, Louisiana	10 acres	Manufacturing facility and yard
Big Piney, Wyoming (lease)	7 acres	Mobile asset facility and yard
LaSalle, Colorado (lease)	6 acres	Mobile asset facility and yard
Elreno, Oklahoma (lease)	12 acres	Mobile asset facility and yard
Wright, Wyoming (lease)	5 acres	Mobile asset facility and yard
Longmont, Colorado (lease)	4,377	Office

We own various undeveloped properties in British Columbia. We also have various offices supporting our business segments which are both owned and leased. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

Leased land for our lodge properties in Canada refers to land leased from the Alberta government. We also lease land for our Karratha Village from the provincial government in Australia. Generally, our leases have an initial term of ten years and are scheduled to expire between 2023 and 2027.

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

On January 26, 2018, a putative class action captioned Philip Suhr v. Civeo Corporation et al. was filed in the U.S. District Court for the Southern District of Texas against us and members of our board of directors regarding our proposed acquisition of Noralta.  The complaint alleges that we filed a materially incomplete and misleading proxy statement in connection with the Noralta Acquisition, in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 of the Commission.   The complaint seeks injunctive relief, including to enjoin the shareholder vote on the Noralta Acquisition as well as the transaction itself, damages and an award of attorneys' fees, in addition to other relief.  Additional lawsuits arising out of the Noralta Acquisition may be filed in the future. There can be no assurance that we will be successful in the outcome of the pending or any potential future lawsuits.  A preliminary injunction could delay or jeopardize the completion of the Noralta Acquisition, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin the completion of the Noralta Acquisition. We believe that the pending lawsuit is without merit and intend to defend vigorously against the lawsuit and any other future lawsuits challenging the Noralta Acquisition.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Shares

Our common shares trade on the NYSE under the trading symbol “CVEO.” Set forth in the table below for the periods presented are the high and low sale prices for our common shares.

	2017		2016
	High	Low	High	Low
First Quarter	$3.73	$2.21	$1.64	$0.75
Second Quarter	$3.34	$1.75	$2.40	$1.01
Third Quarter	$2.95	$1.57	$1.96	$1.00
Fourth Quarter	$2.92	$1.83	$2.81	$1.06

Holders of Record

As of February 19, 2018, there were 17 holders of record of Civeo common shares.

Dividend Information

We do not currently pay any cash dividends on our common shares. The declaration and amount of all dividends will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. We can give no assurances that we will pay a dividend in the future.

Performance Graph

The share price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	6/2/14	12/31/14	12/31/15	12/31/16	12/31/17

Civeo Corporation	$100.00	$17.99	$6.21	$9.63	$11.95
S&P 500	$100.00	$108.31	$109.81	$122.94	$149.78
PHLX Oil Service Sector	$100.00	$74.32	$57.56	$72.45	$61.86
Peer Group	$100.00	$73.68	$52.06	$69.20	$69.93

The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Equity Securities by Registrant or its Affiliates in the Fourth Quarter

None.

ITEM 6. Selected Financial Data

The following tables present the selected historical consolidated financial information of Civeo and combined financial information of the accommodations business. The term “accommodations business” refers to Oil States International Inc.’s (Oil States) historical accommodations segment reflected in its historical combined financial statements discussed herein. The accommodations business was spun off from Oil States on May 30, 2014. All financial information presented after our spin-off from Oil States represents the consolidated results of operation and financial position of Civeo. Accordingly,

●

Our consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 consists entirely of the consolidated results of Civeo. Our consolidated statement of operations data for the year ended December 31, 2014 consists of (i) the combined results of the Oil States accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the seven months ended December 31, 2014. Our consolidated statements of operations data for the year ended December 31, 2013 consists entirely of the combined results of the Oil States accommodations business.

●

Our consolidated balance sheet data at December 31, 2017, 2016, 2015 and 2014 consists entirely of the consolidated balances of Civeo, while at December 31, 2013 it consists entirely of the combined balances of the Oil States accommodations business.

The balance sheet data as of December 31, 2017 and 2016 and the statement of operations data for each of the years ended December 31, 2017, 2016 and 2015 are derived from our audited financial statements included in Item 8 of this annual report. The balance sheet data as of December 31, 2015, 2014 and 2013 and statement of operations data for the years ended December 31, 2014 and 2013 are derived from our audited financial statements not included in this annual report.

The historical financial information presented below should be read in conjunction with our consolidated financial statements and accompanying notes in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report. The financial information may not be indicative of our future performance and, for periods prior to December 31, 2014, does not necessarily reflect what the financial position and results of operations would have been had we operated as a separate, stand-alone entity during those periods, including changes that occurred in our operations as a result of our spin-off from Oil States.

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$382,276	$397,230	$517,963	$942,891	$1,041,104
Operating income (loss)	(97,971)	(95,760)	(145,003)	(142,891)	259,456
Net income (loss) attributable to Civeo or the Accommodations Business of Oil States International, Inc., as applicable	(105,713)	(96,388)	(131,759)	(189,043)	181,876
Diluted net income (loss) per share attributable to Civeo or the Accommodations Business of Oil States International, Inc., as applicable (1)	(0.82)	(0.90)	(1.24)	(1.77)	1.70

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Balance Sheet Data:
Total assets	$853,912	$910,446	$1,066,529	$1,829,161	$2,123,237
Long-term debt to affiliates	—	—	—	—	335,171
Long-term debt to third-parties	277,990	337,800	379,416	755,625	—
Total Civeo shareholders’ equity or Oil States net investment, as applicable	476,250	475,467	563,245	858,001	1,591,034
Cash dividends per share	—	—	—	0.26	—

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on management’s current expectations, estimates and projections about our business operations.  Please read “Cautionary Statement Regarding Forward Looking Statements.”  Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including the known material factors set forth in Item 1A, “Risk Factors” of this annual report.  You should read the following discussion and analysis together with our consolidated financial statements and the notes to those statements in Item 8 of this annual report.

Description of the Business

We are one of the largest integrated providers of workforce accommodations, logistics and facility management services to the natural resource industry. Our scalable modular facilities provide long-term and temporary accommodations where traditional accommodations and related infrastructure are insufficient, inaccessible or not cost effective. Once facilities are deployed in the field, we also provide catering and food services, housekeeping, laundry, facility management, water and wastewater treatment, power generation, communications and redeployment logistics. Our accommodations support our customers’ employees and contractors in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications as well as disaster relief efforts, primarily in Canada, Australia and the United States. We operate in three principal reportable business segments – Canada, Australia and U.S.

On February 7, 2017, we closed a public offering of 23,000,000 common shares at $3.00 per share. We used a portion of the net proceeds of $64.7 million from the offering to repay amounts outstanding under several revolving credit facilities provided by our primary credit agreement (the Credit Agreement) and are using the remaining proceeds for general corporate purposes.

On February 17, 2017, the third amendment to the Credit Agreement (as so amended, the Amended Credit Agreement) became effective, which (i) reduced the aggregate revolving loan commitments; (ii) added one additional level to the total leverage-based grid for determining interest rates; and (iii) increased the maximum leverage ratio allowed under the Amended Credit Agreement. For further information, please see Note 10 – Debt.

Noralta Acquisition

On November 26, 2017, we entered into a Share Purchase Agreement (the Purchase Agreement) with Noralta, Torgerson Family Trust (Torgerson Trust), 2073357 Alberta Ltd., 2073358 Alberta Ltd., 1818939 Alberta Ltd., 2040618 Alberta Ltd., 2040624 Alberta Ltd., 989677 Alberta Ltd. (989677) and Lance Torgerson. Under the terms and subject to the conditions set forth in the Purchase Agreement, at closing, we will acquire, directly or indirectly, all of the issued and outstanding shares of Noralta. The consideration for the acquisition payable at closing will be in an amount equal to (i) C$209,500,000 (or US$167 million, based on an exchange rate of $0.797 Canadian dollars to U.S. dollars as of February 16, 2018) in cash, subject to customary adjustments for working capital, debt, cash and transaction expenses, of which C$28,500,000 will be held in escrow by Alliance Trust Company (the Escrow Agent) to support the sellers’ indemnification obligations under the Purchase Agreement, (ii) 32,790,868 common shares of Civeo, no par value, of which 13,491,100 shares will be held in escrow by the Escrow Agent and released in three equal installments from escrow upon the satisfaction of certain conditions related to customer contracts remaining in place in June 2021, June 2022 and June 2023, and (iii) 9,679 shares of Class A Series 1 Preferred Shares of Civeo with an initial liquidation preference of US$96,790,000. We intend to fund the cash consideration with cash on hand and borrowings under the Amended Credit Agreement.

Consummation of the transactions contemplated by the Purchase Agreement is subject to various closing conditions, including but not limited to: (i) receipt of Canadian regulatory approvals and other regulatory and third party consents and approvals; (ii) the absence of any injunction or order prohibiting or restricting the consummation of the transactions contemplated by the Purchase Agreement; and (iii) the receipt of approval by our shareholders of our issuance of the common shares and preferred shares. We have received notice from the Competition Bureau that it does not intend to challenge the acquisition under the Competition Act (Canada), and we have been granted approval under the Investment Canada Act for the acquisition. The Purchase Agreement may be terminated by either party if such conditions are not satisfied by May 31, 2018.

In addition, at the closing of the Purchase Agreement, we will enter into a Registration Rights, Lock-Up and Standstill Agreement (the Registration Rights Agreement) with Torgerson Trust and 989677. Pursuant to the terms and conditions of the Registration Rights Agreement, for a period of 18 months following the closing, Torgerson Trust and 989677 will agree not to transfer any of their common shares without our prior written consent, with certain limited exceptions for permitted transfers. Following such 18-month period, Torgerson Trust and 989677 will be permitted to transfer common shares under Rule 144 or an effective registration statement under the U.S. Securities Act of 1933, subject to a limitation restricting transfers of more than 10% of the common shares (including common shares received upon conversion of the preferred shares) received by Torgerson Trust and 989677 during any 90-day period. The Registration Rights Agreement also provides that, as soon as practicable following the date that is 18 months after the date of the Registration Rights Agreement, but in no event more than 30 days thereafter, we will use our commercially reasonable efforts to prepare and file a shelf registration statement under the Securities Act covering the public offering of the registrable securities held by Torgerson Trust and 989677 and cause such shelf registration statement to become effective within 150 days after filing. In addition, Torgerson Trust and 989677 will have customary “piggy-back” rights with respect to public offerings of common shares by us. In the event the shelf registration statement does not become effective within the time period specified in the Registration Rights Agreement, the dividend rate of the preferred shares will be increased by (i) 0.25% per annum commencing on the first succeeding dividend date after such registration default and (ii) 0.25% per annum on each subsequent dividend date until such time as a shelf registration statement becomes effective (up to a maximum increase of 1.00% per annum). Finally, Torgerson Trust and 989677 each agreed to be subject to customary standstill restrictions, including a restriction on additional purchases of common shares, and a restriction on voting common shares that limits the voting by such holders of common shares (including common shares held in escrow) in excess of 15% of the voting power of the outstanding common shares, which will be voted consistently with all other shareholders. The transfer, standstill and voting restrictions terminate at such time as the shares beneficially owned by Torgerson Trust and 989677 no longer constitute at least 5% of our common shares then outstanding (calculated assuming conversion of all of the outstanding preferred shares) or upon a bankruptcy or change of control of Civeo.

Holders of the preferred shares will be entitled to receive a 2% annual dividend, paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference. The preferred shares are convertible into common shares at a conversion price of US$3.30 per preferred share. We have the right to elect to convert the preferred shares into common shares if the 15-day volume weighted average price of the common shares is equal to or exceeds the conversion price. Holders of the preferred shares will have the right to convert the preferred shares into common shares at any time after two years from the date of issuance, and the preferred shares mandatorily convert after five years from the date of issuance. The preferred shares also convert automatically into common shares upon a change of control of Civeo. We may redeem any or all of the preferred shares for cash at the liquidation preference, plus accrued and unpaid dividends. The preferred shares do not have voting rights, except as statutorily required.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates, all references in these consolidated financial statements to “Civeo,” “the Company,” “us,” “our” or “we” refer to Civeo Corporation (Civeo) and its consolidated subsidiaries. All references in this report to “dollars” or “$” are to U.S. dollars.

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

After beginning to drop in the second half of 2014, global oil prices dropped during the first quarter of 2016 to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. With falling WTI oil prices, WCS also fell.  Prices began to increase in March 2016, and after falling slightly in the second quarter of 2017, prices continued to increase through the second half of 2017.  WCS prices in the fourth quarter of 2017 averaged $38.65 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $83.78 in the second quarter of 2014.  The WCS Differential increased from $16.10 per barrel at the end of the fourth quarter of 2016 to $26.00 per barrel at the end of the fourth quarter of 2017.  As of February 16, 2018, the WTI price was $61.68 and the WCS price was $35.05, resulting in a WCS Differential of $26.63. The increased WCS Differential is resulting from pipeline access limitations.

There remains a risk that prices for Canadian oil sands crude oil related products could deteriorate for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The depressed price levels through the first quarter of 2016 negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our services in late 2014 and throughout 2015 and 2016. Although we have seen an increase in oil prices in late 2016 and through 2017, we are not expecting significant improvement in customer activity in the near-term, as we anticipate that our customers’ capital spending will generally lag increased oil prices by nine to 12 months. The current outlook for expansionary projects in Canada is primarily related to proposed pipeline and insitu oil sands projects. However, continued uncertainty and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets.

Our U.S. business is also primarily tied to oil prices, specifically oil shale drilling and completion activity, and therefore WTI oil prices, in the Bakken, Rockies and Permian Basins.  With the recovery in oil prices in late 2016 and through 2017, coupled with ample capital availability for U.S. E&P companies, oil drilling and completion activity in the U.S. has significantly increased over the past year.   The U.S. oil rig count has increased from its low of 316 rigs in May of 2016 to over 700 rigs active in the fourth quarter of 2017.  As of February 16, 2018, there were 798 active oil rigs in the U.S. (as measured by Bakerhughes.com).  U.S. oil drilling and completion activity will continue to be dependent on sustained higher WTI oil prices and sufficient capital to support E&P drilling and completion plans.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region.  Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 5.5% during 2017 compared to 2016.  On March 28, 2017, a Category 4 cyclone made landfall on the coast of Queensland, Australia, temporarily shutting down the majority of Bowen Basin coal export rail infrastructure, causing a spike in met coal spot prices from $152 per metric tonne on March 31, 2017 to over $250 per metric tonne.  As of February 19, 2018, met coal spot prices were $229.25 per metric tonne and benchmark contract prices for the first quarter of 2018 paid to Australian metallurgical coal producers by Japanese steel producers had not settled. Following cyclone Debbie, the market began to shift away from quarterly benchmark pricing to an index linked approach as a pricing mechanism. The changes in met coal pricing this year have not led our customers to approve any significant new projects.  We expect that customers will look for a period of sustained higher prices before new projects are approved.  Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. Our customers continue to actively implement cost, productivity and efficiency measures to further drive down their cost base.

Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
	WTI	WCS	Hard
Quarter	Crude	Crude	Coking Coal (Met Coal)
ended	(per bbl)	(per bbl)	(per tonne)
First Quarter through 2/16/2018	$63.03	$36.81	$ N/A
12/31/2017	55.28	38.65	192.00
9/30/2017	48.16	37.72	170.00
6/30/2017	48.11	38.20	193.50
3/31/2017	51.70	38.09	285.00
12/31/2016	49.16	34.34	200.00
9/30/2016	44.88	30.67	92.50
6/30/2016	45.53	32.84	84.00
3/31/2016	33.41	20.26	81.00
12/31/2015	42.02	27.82	89.00
9/30/2015	46.48	31.54	93.00
6/30/2015	57.64	48.09	109.50
3/31/2015	48.49	35.03	117.00
12/31/2014	73.21	57.75	119.00

__________

(1)	Source: WTI crude prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

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

In response to decreases in crude oil prices beginning in late 2014, many of our customers in Canada curtailed their operations and spending, and most major oil sands mining operators began reducing their costs and limiting capital spending, thereby limiting the demand for accommodations of the kind we provide. In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region, where our customers continue to implement operational efficiency measures, in order to drive down their cost base.

In recent months, however, several catalysts have emerged that we believe could have favorable intermediate to long-term implications for our core end markets. Since the announcement by OPEC in late November 2016 to cut production quotas and the subsequent rise in spot oil prices and future oil price expectations, certain operators with steam-assisted gravity drainage operations in the Canadian oil sands increased capital spending in 2017. Despite construction at the Fort Hill Energy LP project ending in early 2018, Canadian oil sands capital spending in 2018 is forecasted to be relatively flat, in the aggregate. In addition, recent regulatory approvals of several major pipeline projects have the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. Additionally, we believe that the Keystone XL pipeline in the U.S., if constructed, would be a positive catalyst for Canadian oil sands producers, as it would bolster confidence in future take-away capacity from the region to U.S. Gulf Coast refineries. In Australia, we believe prices are currently at a level that may contribute to increased activity over the long term if our customers view these price levels as sustainable.

While we believe that these macroeconomic developments are positive for our customers and for the underlying demand for our accommodations services, we do not expect an immediate improvement in our business. Accordingly, we plan to focus on enhancing the quality of our operations, maintaining financial discipline and proactively managing our business as market conditions continue to evolve.

We began expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support potential liquefied natural gas (LNG) projects on the west coast of British Columbia. We were awarded a contract with LNG Canada (LNGC) for the provision of open lodge rooms and associated services that ran through October 2017. To support this contract, we developed a new accommodations facility, Sitka Lodge, which includes private washrooms, recreational facilities and other amenities. This lodge currently has 436 rooms, with the potential to expand to serve future accommodations demand in the region.

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

However, there can be no assurance that LNGC’s joint venture participants will reach a positive FID or that our contracts with LNGC will be extended. Further, on July 25, 2017, Petronas and its partners announced the cancellation of their Pacific NorthWest (PNW) liquefied natural gas project they had planned to build in Port Edward, British Columbia. If the LNGC project, and other potential projects in the area, do not move forward, our future results of operations and our existing long-lived assets in Canada, including our Sitka Lodge, may be negatively affected, and we may be required to record material impairment charges equal to the excess of the carrying values of these assets over their fair values. As of December 31, 2017, the net book value of long-lived assets that are currently supporting, or could be used to support, potential LNG projects in British Columbia was approximately $80 million.

Due to the PNW cancellation, we identified an indicator that certain asset groups used, or expected to be used, in conjunction with potential LNG projects in British Columbia may be impaired. As a result, we assessed the carrying values of each of the asset groups to determine if they continued to be recoverable based on their estimated future cash flows. Based on the assessment, the carrying values of certain undeveloped land positions in British Columbia were determined to not be recoverable, and an impairment charge totaling $1.2 million was recorded in the third quarter of 2017.

We identified an indicator that certain asset groups used in the southern oil sands may be impaired due to market developments, including project delays, occurring in the fourth quarter of 2017. We assessed the carrying value of each of the asset groups in the southern portion of the region to determine if they continued to be recoverable based on their estimated future cash flows.  Based on the assessment, the carrying values of two of our lodges were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of those assets groups to their respective carrying values.  Accordingly, the value of the two lodges were written down to their fair value of zero, and an impairment charge totaling $27.2 million was recorded in the fourth quarter of 2017.

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

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.77 for 2017 compared to U.S. $0.76 for 2016, an increase of approximately 2%. The Canadian dollar was valued at an exchange rate of $0.80 on December 31, 2017 and $0.74 on December 31, 2016. The Australian dollar was valued at an average exchange rate of U.S. $0.77 for 2017 compared to U.S. $0.74 for 2016, an increase of approximately 3%. The Australian dollar was valued at an exchange rate of $0.78 on December 31, 2017 and $0.72 on December 31, 2016. These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil and met coal and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2018 capital expenditures, exclusive of any business acquisitions, will total approximately $15 million to $20 million, compared to 2017 capital expenditures of $11.2 million. Please see “Liquidity and Capital Resources” below for further discussion of 2018 and 2017 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the years ended December 31, 2017 and 2016 is based on a comparison with the corresponding period of 2016 and 2015, respectively.

Results of Operations – Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016	Change
	($ in thousands)
Revenues
Canada	$245,595	$278,464	$(32,869)
Australia	111,221	106,815	4,406
United States and other	25,460	11,951	13,509
Total revenues	382,276	397,230	(14,954)
Costs and expenses
Cost of sales and services
Canada	171,677	190,878	(19,201)
Australia	55,722	51,688	4,034
United States and other	29,859	17,084	12,775
Total cost of sales and services	257,258	259,650	(2,392)
Selling, general and administrative expenses	63,431	55,297	8,134
Depreciation and amortization expense	126,443	131,302	(4,859)
Impairment expense	31,604	46,129	(14,525)
Other operating expense	1,511	612	899
Total costs and expenses	480,247	492,990	(12,743)
Operating loss	(97,971)	(95,760)	(2,211)

Interest expense and income, net	(22,081)	(22,817)	736
Other income (expense)	1,308	2,645	(1,337)
Loss before income taxes	(118,744)	(115,932)	(2,812)
Income tax benefit	13,490	20,105	(6,615)
Net loss	(105,254)	(95,827)	(9,427)
Less: Net income attributable to noncontrolling interest	459	561	(102)
Net loss attributable to Civeo	$(105,713)	$(96,388)	$(9,325)

We reported net loss attributable to Civeo for the year ended December 31, 2017 of $105.7 million, or $0.82 per diluted share. As further discussed below, net loss included (i) a $31.6 million pre-tax loss ($23.1 million after-tax, or $0.18 per diluted share) resulting from the impairment of fixed assets included in Impairment expense below; and (ii) a $2.3 million pre-tax loss ($2.2 million after-tax, or $0.02 per diluted share) from costs incurred in connection with the proposed Noralta Acquisition, included in Selling, general and administrative (SG&A) expense below.

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

Revenues. Consolidated revenues decreased $15.0 million, or 4%, in 2017 compared to 2016. This decline was largely driven by decreases in Canada due to lower rates and lower mobile, open camp and product activity, partially offset by increased occupancies at some of our lodges. This decrease was offset by increases in the U.S. due to increased activity levels and in Australia due to increased occupancy, as well as stronger Canadian and Australian dollars in 2017 compared to 2016. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $2.4 million, or 1%, in 2017 compared to 2016, primarily due to decreases in Canada due to lower mobile, open camp and product activity, as well as a focus on cost containment and operational efficiencies. This was partially offset by increases in the U.S. due to increased activity levels and in Australia due to increased occupancy, as well as stronger Canadian and Australian dollars in 2017 compared to 2016. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense increased $8.1 million, or 15%, in 2017 compared to 2016. This increase was primarily due to higher share based compensation expense associated with phantom share awards, higher incentive compensation costs and higher professional fees when compared to 2016. The increase in share based compensation was due to the increase in our share price during the period, which is used to remeasure the phantom share awards at each reporting date. The higher professional fees include $2.3 million related to the proposed Noralta Acquisition. These items were partially offset by reduced compensation as a result of workforce reductions in 2016 and other administrative cost reductions.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.9 million, or 4%, in 2017 compared to 2016 primarily due to reduced depreciation expense resulting from impairments recorded in 2016, partially offset by increased depreciation expense associated with an enterprise information system placed in service in 2017.

Impairment Expense. Impairment expense of $31.6 million in 2017 consisted of:

●	Pre-tax impairment losses of $27.2 million related to certain lodge assets in the southern oil sands in our Canadian segment; and

●	Pre-tax impairment losses of $4.4 million related to leasehold improvements and undeveloped land positions in our Canadian segment.

Impairment expense of $46.1 million in 2016 consisted of:

●	Pre-tax impairment losses of $37.7 million related to mobile camp assets and certain undeveloped land positions in the British Columbia LNG market in our Canadian segment; and

●	Pre-tax impairment losses of $8.4 million related to the impairment of fixed assets in our U.S. segment.

Please see Note 3 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

Operating Loss. Consolidated operating loss increased $2.2 million, or 2%, in 2017 compared to 2016 primarily due to lower contracted rates in Canada and higher SG&A expenses, partially offset by lower impairment expense and lower depreciation and amortization expense in 2017 compared to 2016.

Interest Expense and Interest Income, net. Net interest expense decreased by $0.7 million, or 3%, in 2017 compared to 2016 primarily due to lower amounts outstanding under our revolving credit facilities in 2017 as compared to 2016, offset by increases from the 2017 write-off of $0.8 million of debt issuance costs associated with an amendment to the Credit Agreement (as compared to a $0.3 million write-off of debt issuance costs in the first quarter 2016) and higher interest rates on term loan and revolving credit facility borrowings.

Income Tax Benefit.  Our income tax benefit for the year ended December 31, 2017 totaled $13.5 million, or 11.4% of pretax loss, compared to a benefit of $20.1 million, or 17.3% of pretax loss, for the year ended December 31, 2016.  Our effective tax rate in 2017 was lower than the Canadian statutory rate of 27%, primarily due to losses in Australia and the U.S. for which no tax benefit was recorded.  As a result, a valuation allowance of $13.2 million was established against net deferred tax assets in the U.S. and Australia. In addition, a valuation allowance of $5.9 million was established against net deferred tax assets in Canada.

Our effective tax rate in 2016 was lower than the Canadian statutory rate of 27%, primarily due to losses in Australia and the U.S. for which no tax benefit was recorded.  As a result, a valuation allowance of $15.1 million was established against net deferred tax assets in the U.S. and Australia.

Other Comprehensive Income (Loss). Other comprehensive income increased $31.6 million in 2017 compared to 2016 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 7% from December 31, 2016 to December 31, 2017 compared to a 3% increase from December 31, 2015 to December 31, 2016. The Australian dollar exchange rate compared to the U.S. dollar increased 8% from December 31, 2016 to December 31, 2017 compared to a 1% decrease from December 31, 2015 to December 31, 2016.

Segment Results of Operations – Canadian Segment

	Year Ended December 31,
	2017	2016	Change
Revenues ($ in thousands)
Lodge revenue (1)	$226,789	$238,220	$(11,431)
Mobile, open camp and product revenue	18,806	40,244	(21,438)
Total revenues	$245,595	$278,464	$(32,869)

Cost of sales and services ($ in thousands)	$171,677	$190,878	$(19,201)

Gross margin as a % of revenues	30.1%	31.5%	(1.4% )

Average available lodge rooms (2)	14,720	14,653	67

Rentable rooms for lodges (3)	8,642	9,979	(1,337)

Average daily rate for lodges (4)	$92	$104	$(12)

Occupancy in lodges (5)	78%	63%	15%

Average Canadian dollar to U.S. dollar	$0.771	$0.755	$0.016

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services, including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms

Our Canadian segment revenues in 2017 were $32.9 million, or 12%, lower than 2016. The strengthening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 2% in 2017 compared to 2016 resulted in a $5.3 million year-over-year increase in revenues. In addition, excluding the impact of the stronger Canadian exchange rates, the segment experienced a 7% decline in lodge revenues, primarily due to lower rates, partially offset by increased occupancies at some of our lodges. Finally, mobile, open camp and product revenues declined due to overall lower activity levels.

Our Canadian segment cost of sales and services decreased $19.2 million, or 10%, in 2017 compared to 2016, primarily due to the decline in mobile, open camp and product activity, as well as a focus on cost containment and operational efficiencies.

Our Canadian segment gross margin as a percentage of revenues decreased from 31% in 2016 to 30% in 2017 primarily due to lower rates, partially offset by lower costs due to a focus on cost containment and operational efficiencies.

Segment Results of Operations – Australian Segment

	Year Ended December 31,
	2017	2016	Change
Revenues ($ in thousands)
Village revenue (1)	$111,221	$106,815	$4,406
Total revenues	111,221	106,815	4,406

Cost of sales ($ in thousands)	$55,722	$51,688	$4,034

Gross margin as a % of revenues	49.9%	51.6%	(1.7%)

Average available village rooms (2)	9,369	9,335	34

Rentable rooms for villages (3)	8,739	8,679	60

Average daily rate for villages (4)	$80	$76	$4

Occupancy in Villages (5)	43%	44%	(1%)

Average Australian dollar to U.S. dollar	$0.767	$0.744	$0.023

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services, including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Australian segment revenues in 2017 were $4.4 million, or 4%, higher than 2016. The strengthening of the average exchange rates for Australian dollars relative to the U.S. dollar by 3% in 2017 compared to 2016 resulted in a $3.2 million year-over-year increase in revenues. Excluding the impact of the stronger Australian exchange rates, the Australian segment experienced a 1% increase in revenues due to increased occupancy at our villages in Western Australian, offset by reduced occupancy at our villages in the Bowen Basin. Occupancy increased in Western Australia during 2017, with increased activity from anchor tenants at both our Western Australian village locations. Reduced occupancy in the Bowen Basin is primarily a result of the slowdown in mining activity.

Our Australian segment cost of sales increased $4.0 million, or 8%, in 2017 compared to 2016. The increase was driven by higher occupancy levels at our villages in Western Australian, as well as the strengthening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 50% in 2017 from 52% in 2016. This was primarily driven by reduced take-or-pay revenues on expired contracts compared to 2016.

Segment Results of Operations – United States Segment

	Year Ended December 31,
	2017		2016		Change

Revenues ($ in thousands)	$25,460		$11,951		$13,509

Cost of sales ($ in thousands)	$29,859		$17,084		$12,775

Gross margin as a % of revenues	(17.3%	)	(43.0%	)	25.7%

Our U.S. segment revenues in 2017 were $13.5 million, or 113%, higher than 2016. The increase was primarily due to greater U.S. drilling activity in the Bakken, Rockies and Texas markets and higher revenues from our offshore business.

Our U.S. cost of sales increased $12.8 million, or 75%, in 2017 compared to 2016.  The increase was driven by greater U.S. drilling activity in the Bakken, Rockies and Texas markets, greater activity in the offshore business and costs to move mobile camp assets into two new markets.

Our U.S. segment gross margin as a percentage of revenues increased from (43%) in 2016 to (17%) in 2017, primarily due to increased activity in the Bakken, Rockies and Texas markets.

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

Revenues. Consolidated revenues decreased $120.7 million, or 23%, in 2016 compared to 2015. This decline was largely driven by decreases in Canada due to lower room rates, and in Australia and the U.S. due to lower occupancy, as well as weaker Canadian dollar in 2016 compared to 2015. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $68.0 million, or 21%, in 2016 compared to 2015, primarily due to decreases in occupancy in both Canada and Australia, as well as the weaker Canadian dollar in 2016 compared to 2015. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense decreased $13.1 million, or 19%, in 2016 compared to 2015. This decrease was primarily due to reduced compensation as a result of workforce reductions in 2016 and 2015, lower professional fees due to lower costs associated with the Redomicile Transaction, lower bad debt expense when compared to 2015, lower incentive compensation costs and the impact of the weaker Canadian dollar. These items were partially offset by higher share based compensation expense associated with phantom share awards. The increase in share based compensation was largely due to an increase in our share price during 2016. We use current market prices to remeasure these awards at each reporting date.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $21.7 million, or 14%, in 2016 compared to 2015, primarily due to reduced depreciation expense resulting from impairments recorded in 2015, as well as the impact of the weaker Canadian dollar.

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

Please see Note 3 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

Other Operating Expense (Income). Other operating expense (income) decreased from income of $9.0 million in 2015 to an expense of $0.6 million in 2016. The 2015 income was primarily due to foreign currency gains on the remeasurement of U.S. dollar denominated cash in Canadian bank accounts, as a result of the strengthening of the U.S. dollar.

Operating Loss. Consolidated operating loss decreased $49.2 million, or 34%, in 2016 compared to 2015, primarily due to lower impairment expense in the 2016 period, partially offset by lower occupancy levels in Canada and Australia and the weaker Canadian dollar.

Interest Expense and Interest Income, net. Net interest expense increased by $0.8 million, or 4%, in 2016 compared to 2015, primarily resulting from decreased interest income due to lower average cash balances in 2016 as compared to 2015 and lower capitalized interest in 2016. This was partially offset by decreased interest expense associated with lower amounts outstanding under the Amended Credit Agreement and the 2015 write-off of $1.5 million of debt issuance costs associated with the Amended Credit Agreement.

Income Tax Benefit.  Our income tax benefit for the year ended December 31, 2016 totaled $20.1 million, or 17.3% of pre-tax income, compared to a benefit of $33.1 million, or 20.2% of pre-tax income, for the year ended December 31, 2015.  Our effective tax rate in 2016 was lower than the Canadian statutory rate of 27%, primarily due to losses in Australia and the U.S. for which no tax benefit was recorded.  As a result, a valuation allowance of $15.1 million was established against net deferred tax assets in the U.S. and Australia.

In 2015, our income tax benefit and effective tax rate were impacted by the effect of non-deductible goodwill charges, dividend income generated as part of a global restructuring, foreign tax credits, the reversal of deferred tax liabilities recorded on a portion of our unremitted earnings of approximately $25.3 million and a valuation allowance of $11.2 million was established against net deferred tax assets in the U.S. and Australia.

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

Segment Results of Operations – Canadian Segment

	Year Ended December 31,
	2016	2015	Change
Revenues ($ in thousands)
Lodge revenue (1)	$238,220	$267,486	$(29,266)
Mobile, open camp and product revenue	40,244	76,763	(36,519)
Total revenues	$278,464	$344,249	$(65,785)

Cost of sales and services ($ in thousands)	$190,878	$230,713	$(39,835)

Gross margin as a % of revenues	31.5%	33.0%	(1.5% )

Average available lodge rooms (2)	14,653	13,435	1,218

Rentable rooms for lodges (3)	9,979	10,054	(75)

Average daily rate for lodges (4)	$104	$121	$(17)

Occupancy in lodges (5)	63%	60%	3%

Average Canadian dollar to U.S. dollar	$0.755	$0.783	$(0.028)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services, including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms

Our Canadian segment revenues in 2016 were $65.8 million, or 19%, lower than 2015.  The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 4% in 2016 compared to 2015 resulted in a $10.6 million year-over-year reduction in revenues.  In addition, excluding the impact of the weaker Canadian exchange rates, the segment experienced an 8% decline in lodge revenues, primarily due to lower room rates.  This decline was partially mitigated by room needs related to the Fort McMurray fires.  Finally, mobile, open camp and product revenues all declined due to overall lower activity levels.

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

Segment Results of Operations – Australian Segment

	Year Ended December 31,
	2016	2015	Change
Revenues ($ in thousands)
Village revenue (1)	$106,815	$135,964	$(29,149)
Total revenues	106,815	135,964	(29,149)

Cost of sales ($ in thousands)	$51,688	$60,585	$(8,897)

Gross margin as a % of revenues	51.6%	55.4%	(3.8% )

Average available village rooms (2)	9,335	9,180	155

Rentable rooms for villages (3)	8,679	8,862	(183)

Average daily rate for villages (4)	$76	$74	$2

Occupancy in Villages (5)	44%	56%	(12% )

Average Australian dollar to U.S. dollar	$0.744	$0.752	$(0.008)

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services, including facilities management.

(2)	Average available rooms include rooms that are utilized for our personnel.

(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(4)	Average daily rate is based on rentable rooms and lodge/village revenue.

(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

Our Australian segment revenues in 2016 were $29.1 million, or 21%, lower than 2015.  The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 1% in 2016 compared to 2015 resulted in a $1.2 million year-over-year reduction in revenues.  Excluding the impact of the weaker Australian exchange rates, the segment experienced a 20% decline in revenues due to lower occupancy levels in 2016 compared to 2015, primarily as a result of the continued slowdown in mining activity.

Our Australian segment cost of sales decreased $8.9 million, or 15%, in 2016 compared to 2015. The decrease was driven by lower occupancy levels.

Our Australian segment gross margin as a percentage of revenues decreased to 52% in 2016 from 55% in 2015. This was primarily driven by reduced revenues from take or pay contracts and lower occupancy compared to 2015.

Segment Results of Operations – United States Segment

	Year Ended December 31,
	2016		2015	Change

Revenues ($ in thousands)	$11,951		$37,750	$(25,799)

Cost of sales ($ in thousands)	$17,084		$36,315	$(19,231)

Gross margin as a % of revenues	(43.0%	)	3.8%	(46.8% )

Our United States segment revenues in 2016 were $25.8 million, or 68%, lower than 2015.  The reduction was primarily due to continued lower U.S. drilling activity in the Bakken, Rockies and Texas markets and decreased sales in our offshore business.

Our United States cost of sales decreased $19.2 million, or 53%, in 2016 compared to 2015. The decrease was driven by overall lower activity levels.

Our United States segment gross margin as a percentage of revenues decreased from 4% in 2015 to (43%) in 2016, primarily due to overall lower activity levels, which were insufficient to cover the fixed cost structure of our United States segment.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages, purchasing or leasing land under our land banking strategy, and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under the Amended Credit Agreement and proceeds from our equity issuance. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions and refinance debt.

The following table summarizes our consolidated liquidity position as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Lender commitments (1)	$275,000	$350,000
Reductions in availability (2)	(165,845)	(144,803)
Borrowings against revolving credit capacity	--	(39,129)
Outstanding letters of credit	(1,773)	(1,571)
Unused availability	107,382	164,497
Cash and cash equivalents	32,647	1,785
Total available liquidity	$140,029	$166,282

(1)	We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.8 million and A$0.8 million under this facility outstanding as of December 31, 2017 and 2016, respectively.

(2)

As of December 31, 2017 and 2016, $165.8 million and $144.8 million, respectively, of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement.

Cash totaling $56.8 million was provided by operations during 2017 compared to $62.1 million provided by operations during 2016 and $186.1 million during 2015. The decreases in operating cash flow in 2017 compared to 2016 and in 2016 compared to 2015, primarily were due to lower revenue resulting from reduced rates and occupancy levels in lodges and villages. Net cash provided by changes in operating assets and liabilities was $1.2 million during 2017 compared to net cash used in changes in operating assets and liabilities of $13.5 million during 2016 and net cash provided by changes in operating assets and liabilities of $67.3 million during 2015. The increase in 2017 compared to 2016 was primarily the result of increased accounts payable, offset by increased accounts receivable. The decrease in 2016 compared to 2015 was primarily the result of a greater reduction in accounts receivable balances during 2015 than during 2016.

Cash was used in investing activities during 2017, 2016 and 2015 in the amounts of $8.7 million, $12.7 million and $49.8 million, respectively. Capital expenditures totaled $11.2 million, $19.8 million and $62.5 million, respectively. Capital expenditures in 2017 and 2016 consisted primarily of routine maintenance capital expenditures as well as investments in an enterprise information system. Capital expenditures in 2015 consisted principally of costs for the construction and installation of assets for our Sitka lodge in British Columbia and our Mariana Lake lodge in Alberta.

We expect our capital expenditures for 2018 to be in the range of $15 million to $20 million, which excludes any expenditures for the proposed Noralta Acquisition and unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2018 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Amended Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

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

Based on management’s judgment of capital spending classifications, we believe the following table represents the components of capital expenditures for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Year Ended December 31,
	2017			2016			2015
	Expansion	Maint	Total	Expansion	Maint	Total	Expansion	Maint	Total
Development	$0.5	$--	$0.5	$2.4	$0.7	$3.1	$28.7	$3.9	$32.6
Lodge/village	--	3.6	3.6	0.5	3.6	4.1	3.5	4.7	8.2
Land banking	--	--	--	0.1	--	0.1	1.0	--	1.0
Mobile/open camp	0.4	1.4	1.8	--	0.1	0.1	1.1	3.6	4.7
Other	4.1	1.2	5.3	11.8	0.6	12.4	13.3	2.7	16.0
Total	$5.0	$6.2	$11.2	$14.8	$5.0	$19.8	$47.6	$14.9	$62.5

Development spending in 2015 was primarily related to the construction of our Sitka lodge in British Columbia and our Mariana Lake lodge in Alberta.

Other spending in 2017 and 2016 was primarily related to investments in an enterprise information system. Other spending in 2015 was primarily related to investments in an enterprise information system and the completion of a water and wastewater treatment facility in Canada.

Net cash of $18.1 million was used in financing activities during 2017, primarily due to net proceeds from our February 2017 equity offering of $64.7 million, offset by net repayments under our revolving credit facilities of $39.9 million, repayments of term loan borrowings of $40.8 million and debt issuance costs of $1.8 million. Net cash of $58.3 million was used in financing activities during 2016, primarily due to repayments of term loan borrowings of $41.0 million, net repayments of revolver borrowings of $15.2 million and debt issuance costs of $2.1 million. Net cash of $349.6 million was used in financing activities during 2015, primarily due to repayments of term loan borrowings of $729.4 million, offset by borrowings of term loans of $325 million and net revolver borrowings of $59.1 million.

The following table summarizes the changes in debt outstanding during 2017 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2016	$326,385	$6,507	$24,375	$357,267
Borrowings under revolving credit facilities	22,655	4,970	16,900	44,525
Repayments of borrowings under revolving credit facilities	(55,725)	(11,837)	(16,900)	(84,462)
Repayments of term loans	(16,406)	--	(24,375)	(40,781)
Translation	20,714	360	--	21,074
Balance at December 31, 2017	$297,623	$--	$--	$297,623

We intend to fund the cash portion of the consideration for the Noralta Acquisition with cash on hand and borrowings under the Amended Credit Agreement.  Our Amended Credit Agreement allows us to include in our leverage ratio calculation the trailing twelve months of an acquired company’s EBITDA on a pro forma combined basis.  By including Noralta’s EBITDA in our leverage ratio calculation, our borrowing capacity under the Amended Credit Agreement increases, therefore allowing us to borrow the necessary funds to pay the cash consideration portion required by the Share Purchase Agreement.  We believe that cash on hand and cash flow from operations will be sufficient to meet our other anticipated liquidity needs in the coming 12 months. If our plans or assumptions change, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, an element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances or may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders. In addition, in some cases, we may incur costs to acquire land and/or construct assets without securing a customer contract or prior to finalization of an accommodations contract with a customer. If the contract is not obtained or the underlying investment decision is delayed, the resulting impact could result in an impairment of the related investment.

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

The following table summarizes the revolving capacity available under the Amended Credit Agreement, as compared to the second amendment to the Credit Agreement (in thousands):

	Second Amendment to the Credit Agreement	Amended Credit Agreement
Total capacity under revolving credit facilities:
U.S. revolving credit facility	$50,000	$40,000
Canadian revolving credit facility	100,000	90,000
New Canadian revolving credit facility	100,000	60,000
Australian revolving credit facility	100,000	85,000
Total capacity under revolving credit facilities	$350,000	$275,000

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 5.50%, or a base rate plus 1.25% to 4.50%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to the Canadian Dollar Offered Rate plus a margin of 2.25% to 5.50%, or a base rate plus a margin of 1.25% to 4.50%, in each case based on a ratio of our consolidated total leverage to EBITDA. Australian dollar amounts outstanding under the Amended Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 5.50%, based on a ratio of our consolidated total leverage to EBITDA.

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.85 to 1.0 (as of December 31, 2017). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with all of these covenants as of December 31, 2017.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. There are 15 lenders that are parties to the Amended Credit Agreement, with commitments ranging from $0.7 million to $121.7 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Total debt	$297,623	$16,767	$280,856	$--	$--
Interest payments(1)	18,455	13,290	5,165	--	--
Purchase obligations	7,281	7,281	--	--	--
Non-cancelable operating lease obligations	21,117	3,850	6,650	3,507	7,110
Asset retirement obligations – expected cash payments	48,176	1,799	1,271	986	44,120
Total contractual cash obligations	$392,652	$42,987	$293,942	$4,493	$51,230

(1)	Interest payments due under the Amended Credit Agreement, which matures on May 28, 2019; based on a weighted average interest rate of 4.5% for the twelve month period ended December 31, 2017.

Our debt obligations at December 31, 2017 are reflected in our consolidated balance sheet, which is a part of our consolidated financial statements in Item 8 of this annual report. We have not entered into any material leases subsequent to December 31, 2017.

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

Impairment of Tangible and Intangible Assets, including Goodwill

Goodwill. Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. In connection with the preparation of our financial statements for the three months ended September 30, 2015, we performed a goodwill impairment test as of September 30, 2015, and we reduced the value of our goodwill to zero. Please see Note 3 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of goodwill impairments recorded in the year ended December 31, 2015.

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

Identification of Asset Groups – The following summarizes the asset groups that we have identified in each of our reportable segments.

Our Canada segment consists of numerous lodges and open camps, as well as our mobile camp assets and our manufacturing facility. These properties are grouped in the following asset groups:

●	McClelland Lake Lodge – North Athabasca
●	Mariana Lake Lodge – South Athabasca
●	Conklin Lodge – South Athabasca
●	Anzac Lodge – South Athabasca
●	Sitka Lodge – Kitimat, British Columbia
●	Wapasu and Henday Lodges – North Athabasca
●	Beaver River and Athabasca Lodges – North Athabasca
●	Boundary open camp – Saskatchewan
●	Antler River open camp – Manitoba
●	Red Earth open camp – Alberta
●	Geetla open camp – British Columbia
●	Christina Lake open camp – Alberta
●	Mobile camp assets
●	Noble manufacturing facility
●	Various land holdings in British Columbia purchased in anticipation of potential LNG related projects

In general, the lodges and open camps are operated on a lodge by lodge basis. For two sets of lodges (Wapasu/Henday and Beaver River/Athabasca), there are no identifiable cash flows largely independent of the cash flows of other assets and liabilities for such lodges, and therefore, such lodges are combined into single asset groups. Factors such as proximity to each other, commonality of customers and common monitoring by management result in the Wapasu Lodge and the Henday Lodge to be treated as a single asset group and the Beaver River Lodge and the Athabasca Lodge to be treated as a single asset group for the purposes of our impairment assessments.

Our Australia segment consists of ten villages in several regions within the country. These properties are grouped in the following asset groups:

●	Karratha – Pilbara Region, Western Australia
●	Kambalda – Kambalda, Western Australia
●	Calliope – Gladstone, Queensland

●	Gunnedah Basin
o	Narrabri – Gunnedah Basin, New South Wales
o	Boggabri – Gunnedah Basin, New South Wales
●	Bowen Basin
o	Moranbah – Bowen Basin, Queensland
o	Dysart – Bowen Basin, Queensland
o	Nebo – Bowen Basin, Queensland
o	Coppabella – Bowen Basin, Queensland
o	Middlemount – Bowen Basin, Queensland

In general, the villages are operated on a village by village basis, except for the villages located in the Bowen Basin (Moranbah, Dysart, Nebo, Coppabella and Middlemount) and the Gunnedah Basin (Narrabri and Boggabri). For the villages in the Bowen and Gunnedah Basins, there are no identifiable cash flows largely independent of the cash flows of other assets and liabilities for each of the villages in such basins, and therefore, such villages are combined into asset groups. Factors such as commonality of customers, location, resource basins served and common monitoring by management result in the villages in the Bowen Basin to be treated as a single asset group and the villages in the Gunnedah Basin to be treated as a single asset group for the purposes of our impairment assessments.

Our U.S. segment consists of open camps in two geographical areas, mobile camp assets in various geographical areas, and a waste-water treatment plant (WWTP). These properties are grouped in the following asset groups:

●	Open camps
o	Texas – we currently own and operate one open camp in Texas, our West Permian camp. Previously, we also owned the Three Rivers camp, which we sold in January 2016.
o	Bakken – we currently own two open camps in the Bakken shale region of North Dakota, the Killdeer and the Stanley House camps.
●	Offshore – this asset group includes mobile camp assets which are utilized in the Gulf of Mexico.
●	Wellsites – this asset group includes mobile camp assets, primarily in the Rocky mountain corridor, the Bakken shale region and the Permian Basin region of Texas.
●	Killdeer WWTP – this asset group represents a WWTP in Killdeer, North Dakota, which was constructed in early 2014.

Recoverability Assessment – In performing an impairment analysis, the first step is to compare each asset group’s carrying value to estimates of undiscounted future cash flows. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. The estimates are consistent with those used for purposes of our goodwill impairment test, as further discussed in Goodwill, above.

Fair Value Determination – If, based on the assessment, the carrying values of any of our asset groups are determined to not be recoverable, we proceed to the second step. In this step, we compare the fair value of the respective asset group to its carrying value. Our estimate of the fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future, and are therefore uncertain.

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

In estimating future cash flows, we make numerous assumptions with respect to future circumstances that might directly impact each of the asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances include future oil and coal prices, anticipated customer spending, and industry and/or local market conditions. These assumptions represent our best judgment based on the current facts and circumstances. However, different assumptions could result in a determination that the carrying values of additional asset groups are no longer recoverable based on estimated future cash flows. Our estimate of fair value is primarily calculated using the Income Approach, which derives a present value of the asset group based on the asset groups’ estimated future cash flows. We discounted our estimated future cash flows using a long-term weighted average cost of capital based on our estimate of investment returns required by a market participant.

Please see Note 3 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this report for further discussion of impairments of definite-lived tangible and intangible assets recorded in the years ended December 31, 2017, 2016 and 2015.

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

Please see Note 3 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this report for further discussion of impairments of indefinite-lived intangible assets recorded in the year ended December 31, 2015.

Revenue and Cost Recognition

Revenues are recognized in the period in which our obligations are satisfied pursuant to the terms of contractual relationships with our customers. This occurs when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The amount of consideration we receive and revenue we recognize is generally based on a periodic (usually daily) room rate. In some contracts, the rate or committed room numbers may vary over the contract term. In these cases, revenue may be deferred and recognized on a straight-line basis over the contract term. Revenue from the sale of products not accounted for utilizing the cost based input method, is recognized at a point in time following the transfer of control of such products to the customer. This typically occurs upon delivery to and acceptance by the customer, when title and all significant risks of ownership have passed to the customer, collectability is probable and pricing is fixed and determinable. Our product sales terms do not include significant post-delivery obligations.

For significant projects, revenues are recognized applying the cost based input method, measured by the actual costs incurred relative to the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Costs incurred and estimated profits in excess of billings on these contracts are recognized as unbilled receivables. Our management believes this input method is the most appropriate measure of progress to the satisfaction of a performance obligation on large contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to projected costs and revenue and are recognized in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of our estimates and materially impact our future reported earnings.

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

Share-Based Compensation

Our historic share-based compensation is based on participating in Civeo’s 2014 Equity Participation Plan (the Plan). Our disclosures reflect only our employees’ participation in the Plans. We are required to estimate the fair value of share compensation made pursuant to awards under the Plans. An initial estimate of the fair value of each option award or restricted share award determines the amount of share compensation expense we will recognize in the future. For stock option awards, which were all granted prior to our May 30, 2014 spin-off from Oil States, to estimate the value of the awards under the Plan, Oil States selected a fair value calculation model. Oil States chose the Black-Scholes option pricing model to value stock options awarded under the Plan. Oil States chose this model because option awards were made under straightforward vesting terms, option prices and option lives. Utilizing the Black-Scholes option pricing model required Oil States to estimate the length of time options will remain outstanding, a risk free interest rate for the estimated period options are assumed to be outstanding, forfeiture rates, future dividends and the volatility of our common stock. All of these assumptions affect the amount and timing of future share-based compensation expense recognition. We have not made any option awards subsequent to May 30, 2014, but, in the event that we make future awards, we expect to utilize a similar valuation methodology. We will continually monitor our actual experience and change assumptions for future awards as we consider appropriate.

We also grant performance awards under the Plan. Awards granted in 2017 will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of 15 other companies. Awards granted in 2016 will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of 12 other companies. The fair value of both the 2017 and the 2016 awards was estimated using a Monte Carlo simulation pricing model. We chose this model because the performance awards contain complex vesting terms. Utilizing the Monte Carlo simulation pricing model required us to estimate the risk-free interest rate and the expected market price volatility of our common shares as well as a peer group of companies over a time period equal to the expected term of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. For additional details, see Note 16 – Share Based Compensation.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform) was signed into law, making significant changes to the U.S. Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  Many aspects of the new legislation are unclear and may not be clarified for some time.

As of December 31, 2017, we had no unrepatriated U.S. foreign earnings subject to the transition tax.  We have calculated an estimate of the impacts of the U.S. Tax Reform to our U.S. deferred taxes as of December 31, 2017, the result of which was a decrease of the U.S. net deferred tax asset of $9 million, which was fully offset by a decrease in the U.S. valuation allowance of $9 million.  This results in zero impact to our income tax benefit for the year ended December 31, 2017.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2017, we had $297.6 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $3.0 million annually, based on our floating-rate debt obligations and interest rates in effect as of December 31, 2017.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.1 billion and A$0.4 billion, respectively, at December 31, 2017. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of December 31, 2017 would result in translation adjustments of approximately $13 million and $43 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data appear on pages 91 through 126 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 19 – Quarterly Financial Information (Unaudited) to our Consolidated Financial Statements, which is incorporated herein by reference.

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

ITEM 9A. Controls and Procedures

(i)     Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2017, the Company's internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, the Company's independent registered public accounting firm, on the Company's internal control over financial reporting is set forth in this report on page 93 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the three months ended December 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders.

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

ITEM 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders.

ITEM 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements: Reference is made to the index set forth on page 91 of this Annual Report on Form 10-K.

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

2.1

Agreement and Plan of Merger, dated as of April 6, 2015, among Civeo Corporation, Civeo Canadian Holdings ULC and Civeo US Merger Co (incorporated by reference to Annex A of Civeo Corporation’s definitive proxy statement/prospectus on Schedule 14A filed with the Commission on April 8, 2015).

2.2

Separation and Distribution Agreement by and between Oil States International, Inc. and Civeo Corporation, dated May 27, 2014 (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-36246) filed on June 2, 2014).

2.3

Share Purchase Agreement, dated November 26, 2017, by and among Civeo Corporation, Noralta Lodge Ltd., Torgerson Family Trust, 2073357 Alberta Ltd., 2073358 Alberta Ltd., 1818939 Alberta Ltd., 2040618 Alberta Ltd., 2040624 Alberta Ltd., 989677 Alberta Ltd. and Lance Torgerson (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on November 27, 2017).

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

10.33†

Amendment to Civeo Corporation 2014 Equity Participation Plan (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2016 (File No. 001-36246) filed on February 23, 2017).

10.34

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

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2018.

CIVEO CORPORATION

By	/s/ FRANK C. STEININGER
Frank C. Steininger
Senior Vice President, Chief Financial Officer and Treasurer

Signature	Title

/s/ RICHARD A. NAVARRE	Chairman of the Board
Richard A. Navarre

/s/ BRADLEY J. DODSON	Director, President & Chief Executive Officer
Bradley J. Dodson	(Principal Executive Officer)

/s/ FRANK C. STEININGER	Senior Vice President, Chief Financial Officer
Frank C. Steininger	and Treasurer
(Principal Financial Officer and Accounting Officer)

/s/ C. RONALD BLANKENSHIP	Director
C. Ronald Blankenship

/s/ MARTIN A. LAMBERT	Director
Martin A. Lambert

/s/ CONSTANCE B. MOORE	Director
Constance B. Moore

/s/ TIMOTHY O. WALL	Director
Timothy O. Wall

/s/ CHARLES SZALKOWSKI	Director
Charles Szalkowski

CIVEO CORPORATION

CIVEO CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Civeo Corporation (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Houston, Texas

February 23, 2018

CIVEO CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on Internal Control over Financial Reporting

We have audited Civeo Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Civeo Corporation (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Houston, Texas

February 23, 2018

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2017	2016	2015
Revenues:
Service and other	$371,462	$378,585	$489,788
Product	10,814	18,645	28,175
	382,276	397,230	517,963
Costs and expenses:
Service and other costs	244,978	238,037	300,888
Product costs	12,280	21,613	26,725
Selling, general and administrative expenses	63,431	55,297	68,441
Depreciation and amortization expense	126,443	131,302	152,990
Impairment expense	31,604	46,129	122,926
Other operating expense (income)	1,511	612	(9,004)
	480,247	492,990	662,966
Operating loss	(97,971)	(95,760)	(145,003)

Interest expense to third-parties, net of capitalized interest	(21,439)	(22,667)	(22,585)
Loss on extinguishment of debt	(842)	(302)	(1,474)
Interest income	200	152	2,033
Other income	1,308	2,645	3,276
Loss before income taxes	(118,744)	(115,932)	(163,753)
Income tax benefit	13,490	20,105	33,089
Net loss	(105,254)	(95,827)	(130,664)
Less: Net income attributable to noncontrolling interest	459	561	1,095
Net loss attributable to Civeo Corporation	$(105,713)	$(96,388)	$(131,759)

Per Share Data (see Note 6)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.82)	$(0.90)	$(1.24)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.82)	$(0.90)	$(1.24)

Weighted average number of common shares outstanding:
Basic	128,365	107,024	106,604
Diluted	128,365	107,024	106,604

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2017	2016	2015

Net loss	$(105,254)	$(95,827)	$(130,664)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of zero, zero and $1.9 million, respectively	35,038	3,389	(168,363)
Total other comprehensive income (loss), net of tax	35,038	3,389	(168,363)

Comprehensive loss	(70,216)	(92,438)	(299,027)
Comprehensive income attributable to noncontrolling interest	(780)	(571)	(550)
Comprehensive loss attributable to Civeo Corporation	$(70,996)	$(93,009)	$(299,577)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	DECEMBER 31, 2017	DECEMBER 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$32,647	$1,785
Accounts receivable, net	66,823	56,302
Inventories	7,246	3,112
Prepaid expenses	14,481	15,431
Other current assets	1,553	1,519
Assets held for sale	9,462	4,419
Total current assets	132,212	82,568

Property, plant and equipment, net	693,833	789,710
Other intangible assets, net	22,753	28,039
Other noncurrent assets	5,114	10,129
Total assets	$853,912	$910,446

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,812	$20,675
Accrued liabilities	22,208	14,822
Income taxes	1,728	111
Current portion of long-term debt	16,596	15,471
Deferred revenue	5,442	6,792
Other current liabilities	1,843	2,572
Total current liabilities	75,629	60,443

Long-term debt, less current maturities	277,990	337,800
Deferred income taxes	--	9,194
Other noncurrent liabilities	23,926	27,019
Total liabilities	377,545	434,456

Commitments and contingencies (Note 14)

Shareholders’ Equity:
Common shares (no par value; 550,000,000 shares authorized, 132,427,885 shares and 108,171,329 shares issued, respectively, and 132,262,434 shares and 108,103,048 shares outstanding, respectively)	--	--
Additional paid-in capital	1,383,934	1,311,226
Accumulated deficit	(579,113)	(472,764)
Common shares held in treasury at cost, 165,451 and 68,281 shares, respectively	(358)	(65)
Accumulated other comprehensive loss	(328,213)	(362,930)
Total Civeo Corporation shareholders’ equity	476,250	475,467
Noncontrolling interest	117	523
Total shareholders’ equity	476,367	475,990
Total liabilities and shareholders’ equity	$853,912	$910,446

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2014	$1,067	$1,300,042	$(244,617)	$--	$(198,491)	$2,108	$860,109
Net income (loss)	--	--	(131,759)	--	--	1,095	(130,664)
Currency translation adjustment	--	--	--	--	(167,818)	(545)	(168,363)
Dividends paid	--	--	--	--	--	(2,133)	(2,133)
Reclassification in connection with our redomicile transaction	(1,075)	929	--	146	--	--	--
Share-based compensation	8	5,102	--	(146)	--	--	4,964
Other	--	(143)	--	--	--	--	(143)
Balance, December 31, 2015	$--	$1,305,930	$(376,376)	$--	$(366,309)	$525	$563,770
Net income (loss)	--	--	(96,388)	--	--	561	(95,827)
Currency translation adjustment	--	--	--	--	3,379	10	3,389
Dividends paid	--	--	--	--	--	(573)	(573)
Share-based compensation	--	5,296	--	(65)	--	--	5,231
Other	--	--	--	--	--	--	--
Balance, December 31, 2016	$--	$1,311,226	$(472,764)	$(65)	$(362,930)	$523	$475,990
Net income (loss)	--	--	(105,713)	--	--	459	(105,254)
Currency translation adjustment.	--	--	--	--	34,717	321	35,038
Dividends paid	--	--	--	--	--	(1,186)	(1,186)
Cumulative effect of implementation of ASU 2016-09	--	636	(636)	--	--	--	--
Issuance of common shares	--	64,734	--	--	--	--	64,734
Share-based compensation	--	7,338	--	(293)	--	--	7,045
Balance, December 31, 2017	$--	$1,383,934	$(579,113)	$(358)	$(328,213)	$117	$476,367

Common Stock (in thousands)
Balance, December 31, 2014	106,721
Share-based compensation	750
Balance, December 31, 2015	107,471
Share-based compensation	632
Balance, December 31, 2016	108,103
Issuance of common shares	23,000
Share-based compensation	1,159
Balance, December 31, 2017	132,262

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	YEAR ENDED DECEMBER 31,
	2017	2016	2015

Cash flows from operating activities:
Net loss	$(105,254)	$(95,827)	$(130,664)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	126,443	131,302	152,990
Impairment charges	31,604	46,129	122,926
Inventory write-down	525	850	1,015
Loss on extinguishment of debt	842	302	1,474
Deferred income tax benefit	(8,976)	(13,208)	(34,175)
Non-cash compensation charge	7,338	5,296	4,614
(Gain) loss on disposals of assets	(825)	29	(1,826)
Provision (benefit) for loss on receivables, net of recoveries	51	(54)	1,205
Other, net	3,871	868	1,424
Changes in operating assets and liabilities:
Accounts receivable	(6,896)	6,680	80,347
Inventories	(4,463)	1,773	5,406
Accounts payable and accrued liabilities	12,674	(4,398)	(12,739)
Taxes payable	3,210	(10,239)	6,204
Other current assets and liabilities, net	(3,318)	(7,334)	(11,924)
Net cash flows provided by operating activities	56,826	62,169	186,277

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(11,194)	(19,779)	(62,451)
Proceeds from disposition of property, plant and equipment	1,908	5,775	12,683
Other, net	548	1,315	--
Net cash flows used in investing activities	(8,738)	(12,689)	(49,768)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	64,734	--	500
Revolving credit borrowings	44,525	310,539	299,427
Revolving credit repayments	(84,462)	(325,738)	(240,284)
Term loan borrowings	--	--	325,000
Term loan repayments	(40,781)	(41,023)	(729,425)
Debt issuance costs	(1,795)	(2,062)	(4,833)
Other, net	(293)	(65)	(146)
Net cash flows used in financing activities	(18,072)	(58,349)	(349,761)

Effect of exchange rate changes on cash	846	2,817	(42,225)
Net change in cash and cash equivalents	30,862	(6,052)	(255,477)
Cash and cash equivalents, beginning of period	1,785	7,837	263,314

Cash and cash equivalents, end of period	$32,647	$1,785	$7,837

The accompanying notes are an integral part of these financial statements.

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Noralta Acquisition

On November 26, 2017, we entered into a definitive agreement to acquire Noralta Lodge Ltd. (Noralta).  Under the terms of the agreement, we would acquire 100% of Noralta's equity, on a cash-free, debt-free basis, subject to adjustment in accordance with the terms of the definitive agreement, for consideration comprising approximately:

•

C$210 million (or US$167 million, based on an exchange rate of $0.797 Canadian dollars to U.S. dollars as of February 16, 2018) in cash, which we intend to fund with cash on hand and borrowings under the Amended Credit Agreement;

•	32.8 million Civeo common shares issued to Noralta's equity holders; and
•	Non-voting convertible preferred equity issued to Noralta's equity holders with a 2.0% dividend rate initially convertible into 29.3 million Civeo common shares.

This acquisition (the Noralta Acquisition), which we expect to close in the second quarter 2018, will increase our capacity in Canada by 11 lodges, with over 5,700 owned rooms and 7,900 total rooms.

Completion of the Noralta Acquisition is subject to various closing conditions, including among others (i) receipt of Canadian regulatory approvals and other regulatory and third party consents and approvals; (ii) the absence of any injunction or order prohibiting or restricting the consummation of the acquisition; and (iii) the receipt of approval by our shareholders of our issuance of the common shares and preferred shares. We have received notice from the Competition Bureau that it does not intend to challenge the acquisition under the Competition Act (Canada), and we have been granted approval under the Investment Canada Act for the acquisition. The definitive agreement may be terminated by either party if such conditions are not satisfied by May 31, 2018.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates, all references in these consolidated financial statements to “Civeo,” “the Company,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries.

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

Interest Capitalization

Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. For the years ended December 31, 2017, 2016 and 2015, zero, zero and $1.6 million were capitalized, respectively.

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

Please see Note 3 – Impairment Charges for a discussion of impairment charges we recognized in 2017, 2016 and 2015 related to our long-lived assets.

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

Please see Note 3 – Impairment Charges for a discussion of impairment charges we recognized in 2015 related to our goodwill.

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

Please see Note 3 – Impairment Charges for a discussion of impairment charges we recognized in 2015 related to our intangible assets.

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from consolidated balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within shareholders’ equity representing substantially all of the balances within accumulated other comprehensive income. Remeasurements of intercompany loans denominated in a different currency than the functional currency of the entity that are of a long-term investment nature are recognized as other comprehensive income within shareholders’ equity. Gains and losses resulting from consolidated balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany loans that are of a long-term investment nature, are included in the consolidated statements of operations as incurred. For the years ended December 31, 2017, 2016, and 2015, we recognized approximately $(1.5) million, $(0.6) million and $9.0 million in foreign currency gains (losses), respectively.

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

Revenue and Cost Recognition

We derive the majority of our revenue from lodging and related ancillary services. In each of our operating segments, revenue is recognized in the period in which our obligations are satisfied pursuant to the terms of our contractual relationships with our customers. This occurs when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. In some contracts, rates may vary over the contract term. In these cases, revenue may be deferred and recognized on a straight-line basis over the contract term. Revenue from the sale of products, not accounted for utilizing the cost based input method, is recognized at a point in time following the transfer of control of such products to the customer, which typically occurs upon delivery to and acceptance by the customer, when title and all significant risks of ownership have passed to the customer, collectability is reasonably assured and pricing is fixed and determinable. Our product sales terms do not include significant post-delivery obligations.

For significant projects, revenues are recognized applying the cost based input methods, measured by the actual costs incurred relative to the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue and gross profit to recognize. Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Costs incurred and estimated profits in excess of billings on these contracts are recognized as unbilled receivables. Management believes this input method is the most appropriate measure of progress to the satisfaction of a performance obligation on large contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, and final contract settlements may result in revisions to projected costs and revenue and are recognized in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of our estimates and materially impact our future reported earnings.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform) was signed into law making significant changes to the U.S. Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.  Please see Note 13 – Income Taxes for further information.

Receivables and Concentration of Credit Risk

Based on the nature of our customer base, we do not believe that we have any significant concentrations of credit risk other than our concentration in the Canadian oil sands and Australian mining industries. We evaluate the credit-worthiness of our significant, new and existing customers’ financial condition and, generally, we do not require collateral from our customers. For the years ended December 31, 2017 and 2016, each of Imperial Oil and Fort Hills Energy LP accounted for more than 10% of our revenues. For the year ended December 31, 2015, each of Imperial Oil, Fort Hills Energy LP and BM Alliance Coal Operations Pty Ltd accounted for more than 10% of our revenues.

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

Share-Based Compensation

We sponsor an equity participation plan in which certain of our employees participate. We measure the cost of employee services received in exchange for an award of equity instruments (typically restricted share awards) based on the grant-date fair value of the award. The fair value is calculated based on our share price on the grant-date. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

We also grant phantom shares. All of the awards vest in equal annual installments and are accounted for as a liability based on the fair value of our share price. Participants granted units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a common share on the vesting date.

We also grant performance awards. These awards are earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of other companies. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

Guarantees

Substantially all of our Canadian and U.S. subsidiaries are guarantors under our Amended Credit Agreement. See Note 10 - Debt.

During the ordinary course of business, we also provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. As of December 31, 2017, the maximum potential amount of future payments that we could be required to make under these guarantee agreements (letters of credit) was approximately $2.4 million. We have not recorded any liability in connection with these guarantee arrangements. We do not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include revenue and income recognized on the percentage-of-completion method, estimates of the amount and timing of costs to be incurred for asset retirement obligations, any valuation allowance recorded on net deferred tax assets, warranty claims, long-lived asset impairments and allowance for doubtful accounts. Actual results could materially differ from those estimates.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). This new standard requires companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. ASU 2016-09 is effective for financial statements issued for reporting periods beginning after December 15, 2016 and interim periods within the reporting periods. The changes to the accounting for forfeitures and excess tax benefits or deficiencies should be applied using a modified retrospective transition method with a cumulative-effect adjustment to retained earnings. We adopted this standard effective January 1, 2017. Upon adoption of this standard, we no longer estimate forfeitures in advance and now recognize forfeitures as they occur and have reflected a cumulative effect adjustment of $0.6 million to accumulated deficit in the accompanying consolidated balance sheet as of December 31, 2017. In addition, this new standard requires that companies classify the cash paid to a tax authority when shares are withheld to satisfy the employer’s statutory income tax withholding obligation as a financing activity. As a result of our withholding of shares for tax-withholding purposes, during the year ended December 31, 2016, we withheld approximately 68,000 shares at a total value of $0.1 million. As a result of our adoption of ASU 2016-09, we reclassified $0.1 million of tax-withholdings from operating activities to financing activities on the accompanying consolidated statement of cash flows for the years ended December 31, 2016 and 2015.

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

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606).  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017.  Accordingly, we plan to adopt this standard in the first quarter of 2018.  ASC 606 allows either full retrospective or modified retrospective transition, and we currently plan to use the modified retrospective method of adoption. Our evaluation of the impact of this new standard on our consolidated financial statements included performing a detailed review of key contracts representative of our different businesses and comparing historical accounting policies and practices to the new standard. During 2017, we reviewed a material amount of our lodge and village contracts, as well as other revenue generating contracts, in our Canadian, U.S. and Australian segments. Based on our review of these contracts, we do not expect the new revenue recognition standard to have a material impact on our consolidated financial statements upon adoption.

3.	IMPAIRMENT CHARGES

2017 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2017, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended September 30, 2017
Long-lived assets	$4,360	$--	$--	$4,360
Quarter ended December 31, 2017
Long-lived assets	27,244	--	--	27,244
Total	$31,604	$--	$--	$31,604

Quarter ended December 31, 2017.  During the fourth quarter of 2017, we identified an indicator that certain asset groups used in the southern oil sands may be impaired due to market developments, including project delays, occurring in the fourth quarter of 2017. We assessed the carrying value of each of the asset groups in the southern portion of the region to determine if they continued to be recoverable based on their estimated future cash flows.  Based on the assessment, the carrying values of two of our lodges were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of those assets groups to their respective carrying values.  Accordingly, the value of the two lodges was written down to their estimated fair values of zero.  As a result of the analysis described above, we recorded an impairment expense of $27.2 million.

Quarter ended September 30, 2017. During the third quarter of 2017, we made the decision to vacate an open camp facility in Canada and relocated the assets to a newly awarded contract for a Canadian mobile camp. We assessed the carrying value of the remaining assets to determine if they continued to be recoverable based on their estimated future cash flows. Based on the assessment, the carrying values of certain leasehold improvements were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of those assets to their respective carrying values. Accordingly, the value of the remaining leasehold improvements were written down to their estimated fair value of zero. As a result of the analysis described above, we recorded an impairment expense of $3.2 million associated with our leased properties in Canada.

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

Quarter ended March 31, 2016. During the first quarter of 2016, we recorded an impairment expense of $8.4 million, resulting from the impairment of fixed assets in our U.S. segment, due to a continued reduction of U.S. drilling activity in the Bakken Shale region. These fixed assets were written down to their estimated fair value of $3.8 million. We assessed the carrying values of the asset groups to determine if they continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying values were determined to not be recoverable, and we proceeded to compare the estimated fair value of those assets groups to their respective carrying values.

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

Quarter ended June 30, 2015. During the second quarter of 2015, we recorded an impairment expense of $9.5 million, resulting from the impairment of fixed assets in a village located in Western Australia, due to the continued downturn in gold mining activity and lack of contract renewals. These fixed assets were written down to their estimated fair value of $0.1 million. We assessed the carrying value of the asset group to determine if it continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying value was determined to not be recoverable.

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

Furthermore, due to the goodwill impairment in our Canadian segment, we determined all asset groups within this segment had experienced a triggering event indicating that the carrying values might not be recoverable. Accordingly, we compared the carrying value of each asset group to estimates of the undiscounted cash flows for such asset group. Based on the assessment, carrying values of certain asset groups were determined to be unrecoverable, and we proceeded to compare the estimated fair values of those asset groups to their respective carrying values. Accordingly, we recorded an impairment loss of $11.1 million related to long-lived assets in our Canadian segment. These fixed assets were written down to their fair value of $12.6 million.

Also due to the sustained reduction of our share price throughout 2015, we reviewed the long-lived assets in our U.S. and Australia reportable segments to determine if an indicator of impairment had occurred that would indicate that the carrying values of the asset groups in these segments might not be recoverable. We determined that certain asset groups within the U.S. and Australia segments had experienced an indicator of impairment, and thus compared the carrying value of the respective asset group to estimates of the undiscounted future cash flows for such asset group. Based on the assessment, the carrying values of three of our asset groups were determined to not be recoverable, and we proceeded to compare the estimated fair values of the asset groups to their carrying values. Accordingly, we recorded an impairment loss of $20.5 million related to our U.S. segment. Of the $20.5 million impairment, $18.0 million reduced the value of our fixed assets and $2.5 million reduced the value of our amortizable intangible assets. These fixed assets were written down to their estimated fair value of $9.5 million. In addition, we recorded an impairment loss of $24.0 million related to our Australian segment that reduced the value of our fixed assets. These fixed assets were written down to their estimated fair value of $10.3 million.

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

As of December 31, 2017 and 2016, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During 2017, 2016 and 2015, we wrote down certain long-lived assets to their fair values. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. During the third quarter of 2017 and 2016, our estimates of fair value of certain undeveloped land positions in British Columbia were based on appraisals from third parties. Please see Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

During 2015, we also wrote down our goodwill to its implied fair value (IFV). Our estimate of IFV required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the reporting units’ operations in the future, and are therefore uncertain. Please see Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

5.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at December 31, 2017 and 2016 is presented below (in thousands):

	December 31, 2017	December 31, 2016
Accounts receivable, net:
Trade	$46,692	$39,442
Unbilled revenue	20,555	16,063
Other	914	1,435
Total accounts receivable	68,161	56,940
Allowance for doubtful accounts	(1,338)	(638)
Total accounts receivable, net	$66,823	$56,302

	December 31, 2017	December 31, 2016
Inventories:
Finished goods and purchased products	$2,211	$1,700
Work in process	4,096	3
Raw materials	939	1,409
Total inventories	$7,246	$3,112

During the fourth quarter of 2017 and the third quarter of 2016, we recorded a $0.5 million and $0.9 million, respectively, write-down of inventory at our modular construction and manufacturing plant in Canada, which is included in Service and other costs in our accompanying consolidated statements of operations.

	Estimated Useful Life (in years)			December 31, 2017	December 31, 2016
Property, plant and equipment, net:
Land				$40,567	$41,122
Accommodations assets	3	-	15	1,658,867	1,554,986
Buildings and leasehold improvements	5	-	20	24,181	28,104
Machinery and equipment	4	-	15	8,848	9,667
Office furniture and equipment	3	-	7	53,688	29,948
Vehicles	3	-	5	13,869	14,725
Construction in progress				2,770	23,016
Total property, plant and equipment				1,802,790	1,701,568
Accumulated depreciation				(1,108,957)	(911,858)
Total property, plant and equipment, net				$693,833	$789,710

	December 31, 2017	December 31, 2016
Accrued liabilities:
Accrued compensation	$20,424	$13,189
Accrued taxes, other than income taxes	1,224	917
Accrued interest	15	194
Other	545	522
Total accrued liabilities	$22,208	$14,822

6.	EARNINGS PER SHARE

The calculation of earnings per share attributable to the Company is presented below for the periods indicated (in thousands, except per share amounts):

	2017	2016	2015
Basic Loss per Share
Net loss attributable to Civeo	$(105,713)	$(96,388)	$(131,759)
Less: undistributed net income to participating securities	--	--	--
Net loss attributable to Civeo’s common shareholders - basic	$(105,713)	$(96,388)	$(131,759)

Weighted average common shares outstanding - basic	128,365	107,024	106,604

Basic loss per share	$(0.82)	$(0.90)	$(1.24)

Diluted Loss per Share
Net loss attributable to Civeo’s common shareholders – basic	$(105,713)	$(96,388)	$(131,759)
Less: undistributed net income to participating securities	--	--	--
Net loss attributable to Civeo’s common shareholders - diluted	$(105,713)	$(96,388)	$(131,759)

Weighted average common shares outstanding - basic	128,365	107,024	106,604
Effect of dilutive securities (1)	--	--	--
Weighted average common shares outstanding - diluted	128,365	107,024	106,604

Diluted loss per share	$(0.82)	$(0.90)	$(1.24)

(1)

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the years ended December 31, 2017, 2016 and 2015.  In the years ended December 31, 2017, 2016 and 2015, we excluded from the calculation 2.1 million, 1.3 million and 1.3 million share based awards, respectively, since the effect would have been anti-dilutive.

7.	ASSETS HELD FOR SALE

During the fourth quarter of 2017, we made the decision to dispose of our modular construction and manufacturing plant near Edmonton, Alberta, Canada due to changing geographic and market needs.  Accordingly, the facility met the criteria of held for sale.  Its estimated fair value less the cost to sell exceeded its carrying value.  We recorded an expense of $0.5 million to write-down our inventory to its expected sales proceeds.  Additionally, we have discontinued depreciation of the facility.  Depreciation expense related to the facility totaled approximately $0.5 million, $0.7 million and $0.7 million during the years ended December 31, 2017, 2016 and 2015, respectively.  The facility is part of our Canadian reportable business segment.

In addition, certain undeveloped land positions in the British Columbia LNG market in our Canadian segment previously met the criteria of held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $4.4 million.

The following table summarizes the carrying amount as of December 31, 2017 of the major classes of assets from the modular construction and manufacturing plant and undeveloped land positions we classified as held for sale (in thousands):

	December 31,	December 31,
	2017	2016
Assets held for sale:
Property, plant and equipment, net	$9,418	$4,419
Inventories	44	--
Total assets held for sale	$9,462	$4,419

8.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years ended December 31, 2017, 2016 and 2015 for interest and income taxes was as follows (in thousands):

	2017	2016	2015

Interest (net of amounts capitalized)	$17,362	$18,927	$21,385
Income taxes paid, net of refunds	(7,755)	3,404	(5,169)

9.	OTHER INTANGIBLE ASSETS

The following table presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of December 31, 2017 and 2016 (in thousands):

	AS OF DECEMBER 31,
	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Customer relationships	$45,209	$(33,997)	$42,614	$(28,804)
Contracts / agreements	38,362	(26,853)	35,499	(21,300)
Noncompete agreements	675	(675)	749	(749)
Total amortizable intangible assets	$84,246	$(61,525)	$78,862	$(50,853)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Licenses	32	--	30	--
Total indefinite-lived intangible assets	32	--	30	--
Total intangible assets	$84,278	$(61,525)	$78,892	$(50,853)

Please see Note 3 – Impairment Charges for a discussion of impairment charges we recognized in 2015 related to our intangible assets.

The weighted average remaining amortization period for all intangible assets, other than indefinite-lived intangibles, was 3.1 years as of December 31, 2017 and 4.1 years as of December 31, 2016. Total amortization expense is expected to be $7.5 million in 2018 through 2020, $0.2 million in 2021 and $0.1 million in 2022. Amortization expense was $7.3 million, $7.2 million and $7.6 million in the years ended December 31, 2017, 2016 and 2015, respectively.

10.	DEBT

As of December 31, 2017 and 2016, long-term debt consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
U.S. term loan, which matures on May 28, 2019; weighted average interest rate of 4.5% for the twelve-month period ended December 31, 2017	$--	$24,375

Canadian term loan, which matures on May 28, 2019; 1.25% of aggregate principal repayable per quarter; weighted average interest rate of 4.5% for the twelve-month period ended December 31, 2017	297,623	293,763

U.S. revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 6.5% for the twelve-month period ended December 31, 2017	--	--

Canadian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.3% for the twelve-month period ended December 31, 2017	--	23,089

Canadian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.3% for the twelve-month period ended December 31, 2017	--	9,533

Australian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.1% for the twelve-month period ended December 310, 2017	--	6,507
	297,623	357,267
Less: Unamortized debt issuance costs	3,037	3,996
Total debt	294,586	353,271
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	16,596	15,471
Long-term debt, less current maturities	$277,990	$337,800

Scheduled maturities of long-term debt as of December 31, 2017 are as follows (in thousands):

2018	16,767
2019	280,856
$297,623

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

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 5.50%, or a base rate plus 1.25% to 4.50%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to the Canadian Dollar Offered Rate plus a margin of 2.25% to 5.50%, or a base rate plus a margin of 1.25% to 4.50%, in each case based on a ratio of our consolidated total leverage to EBITDA. Australian dollar amounts outstanding under the Amended Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 5.50%, based on a ratio of our consolidated total leverage to EBITDA.

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 5.85 to 1.0 (as of December 31, 2017). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with all of these covenants as of December 31, 2017. As of December 31, 2017, we have 15 lenders in our Amended Credit Agreement with commitments ranging from $0.7 million to $121.7 million. As of December 31, 2017, we had outstanding letters of credit of $0.8 million under the U.S facility, $0.6 million under the Australian facility and $0.4 million under the Canadian facility.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. Obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries.

In addition to the Amended Credit Agreement, we have an A$2.0 million bank guarantee facility, which matures March 31, 2018. There were bank guarantees of A$0.8 million under this facility outstanding as of December 31, 2017.

11.	RETIREMENT PLANS

We sponsor defined contribution plans. Participation in these plans is available to substantially all employees. We recognized expense of $4.8 million, $6.4 million and $9.6 million, respectively, related to matching contributions under our various defined contribution plans during the years ended December 31, 2017, 2016 and 2015, respectively. A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will generally have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized as an employee benefit expense in profit or loss in the periods during which services are rendered by employees.

Canadian Retirement Savings Plan

We offer a defined contribution retirement plan to our Canadian employees. In Canada, we contribute, on a matched basis, an amount up to 5% of each Canadian based, salaried employee’s earnings (base salary plus annual incentive compensation) to the legislated maximum for a Deferred Profit Sharing Plan (DPSP – Maximum for 2017 - $13,115). DPSP is a form of defined contribution retirement savings plan governed by Canadian Federal Tax legislation which provides for deferral of tax on deposit and investment return until removed from the plan to support retirement income. Employer contributions vest upon the completion of two years of service. Employee contributions are required in order to be eligible for the DPSP employer matching. Maximum employer matching (5% noted above) is attained with (6%) employee contribution which would go into a Group Registered Retirement Savings Plan (GRRSP). The two plans work in tandem. Contributions to the “Retirement Savings Plan” for Canadian employees are subject to the annual maximum total registered savings limit of $26,010 in 2017 as set out in the Canadian Tax Act.

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

12.	ASSET RETIREMENT OBLIGATIONS

AROs at December 31, 2017 and 2016 were (in thousands):

	2017	2016

Asset retirement obligations	$17,185	$17,584
Less: Asset retirement obligations due within one year*	1,799	2,374
Long-term asset retirement obligations	$15,386	$15,210

*	Classified as a current liability on the consolidated balance sheets, under the caption “Other current liabilities.” Related to remediation work planned for 2018.

Total expense related to the ARO was $1.4 million, $1.4 million and $1.3 million in 2017, 2016 and 2015, respectively.

During the years ended December 31, 2017, 2016 and 2015, our ARO changed as follows (in thousands):

	2017	2016	2015
Balance as of January 1	$17,584	$17,299	$21,610
Accretion of discount	1,353	1,351	1,292
New obligations	86	--	81
Change in estimates of existing obligations	(1,901)	(1,182)	(2,366)
Settlement of obligations	(816)	(376)	(132)
Foreign currency translation	879	492	(3,186)
Balance as of December 31	$17,185	$17,584	$17,299

13.	INCOME TAXES

The Company’s operations are conducted through various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

Income tax benefit. Pre-tax loss for the years ended December 31, 2017, 2016 and 2015 consisted of the following (in thousands):

	2017	2016	2015
Canada operations	$(87,143)	$(87,234)	$(73,691)
Foreign operations	(31,601)	(28,698)	(90,062)
Total	$(118,744)	$(115,932)	$(163,753)

The components of the income tax benefit for the years ended December 31, 2017, 2016 and 2015 consisted of the following (in thousands):

	2017	2016	2015
Current:
Canada	$(5,986)	$(8,646)	$(820)
Foreign	1,472	1,749	1,906
Total	$(4,514)	$(6,897)	$1,086

Deferred:
Canada	$(9,194)	$(12,169)	$(2,707)
Foreign	218	(1,039)	(31,468)
Total	$(8,976)	$(13,208)	$(34,175)

Total Benefit	$(13,490)	$(20,105)	$(33,089)

The income tax benefit differs from an amount computed at Canadian statutory rates as follows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017		2016		2015
Federal tax benefit at statutory rates	$(32,061)	27.0%	$(31,302)	27.0%	$(44,213)	27.0%
Effect of foreign income tax, net	(3,399)	2.9%	(6,593)	5.7%	(15,088)	9.2%
Enacted tax rate change – U.S. Tax Reform	9,047	(7.6%)	--	--	--	--
Valuation allowance – U.S. Tax Reform	(9,047)	7.6%	--	--	--	--
Valuation allowance – Other	19,130	(16.1%)	15,051	(13.0%)	11,189	(6.8%)
Tax effects of restructuring	--	--	3,038	(2.6%)	17,600	(10.8%)
Deemed income from foreign subsidiaries	334	(0.3%)	1,108	(1.0%)	4,190	(2.6%)
Enacted tax rate change - Canada	598	(0.5%)	712	(0.6%)	3,332	(2.0%)
Goodwill impairment	--	--	--	--	11,533	(7.0%)
Tax on future unremitted earnings	--	--	--	--	(25,306)	15.4%
Other, net	1,908	(1.6%)	(2,119)	1.8%	3,674	(2.2%)
Net income tax benefit	$(13,490)	11.4%	$(20,105)	17.3%	$(33,089)	20.2%

U.S. Tax Reform. On December 22, 2017, U.S. Tax Reform was signed into law, making significant changes to the U.S. Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

In 2015, due to our redomiciling to Canada, we recognized and repatriated all U.S. cumulative foreign earnings in that year.  As of December 31, 2017, we had no remaining unrepatriated earnings subject to the transition tax.

The tax legislation also includes two new U.S. base-erosion provisions beginning in 2018: (1) the global intangible low-taxes income (GILTI) provisions; and (2) base-erosion and anti-abuse tax (BEAT) provisions.

The GILTI provisions require us to include, in our U.S. income tax provision, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.  We do not expect to be impacted by this tax as we had no U.S. foreign subsidiaries as of December 31, 2017.

The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign companies, and impose a minimum tax if greater than the regular tax. As of December 31, 2017, we anticipate the impact to us to be immaterial as there are minimal payments made to our U.S. foreign affiliates.

Beginning in 2018, as a result of U.S. Tax Reform, under Section 162(m), our deduction for compensation, including performance-based compensation, may be limited in excess of $1 million paid to anyone who serves as the Chief Executive Officer or Chief Financial Officer, or who is among the three most highly compensated executive officers for any tax year.  We are continuing to evaluate our executive compensation packages to determine any impact to 2018 and forward tax years.

On December 22, 2017, the Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Reform.  We have calculated an estimate of the impacts of U.S. Tax Reform to our U.S. deferred taxes and recorded these amounts in our total deferred taxes as of December 31, 2017, the result of which was a decrease of the U.S. net deferred tax asset of $9 million which was fully offset by a decrease in the U.S. valuation allowance of $9 million.  This results in zero impact to our income tax benefit for the year ended December 31, 2017.  The ultimate impact may differ from these estimates due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the U.S. Tax Reform.  We expect to finalize our estimate upon filing of our 2017 U.S. corporate income tax return.

Deferred Tax Liabilities and Assets. The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss	$70,920	$49,810
Employee benefits	5,560	6,952
Deductible goodwill and other intangibles	50,758	45,262
Other reserves	6,854	4,773
Unearned revenue	1,424	1,776
Other	188	1,588
Deferred tax assets	135,704	110,161
Valuation allowance	(90,663)	(76,157)
Deferred tax assets, net	$45,041	$34,004
Deferred tax liabilities:
Depreciation	$(44,141)	$(42,701)
Investment	(900)	(497)
Deferred tax liabilities	(45,041)	(43,198)
Net deferred tax liability	$--	$(9,194)

NOL Carryforwards. The following table summarizes net operating loss (NOL) carryforwards at December 31, 2017 (in thousands):

	Amount	Expiration Period
Net operating loss carryforwards:
Canada	$121,115	Begins to expire in 2035
Australia	85,840	Does not expire
U.S. – Federal	32,671	Begins to expire in 2036
U.S. – State	5,606	Begins to expire in 2020

Change in Valuation Allowance. Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future.

Changes in our valuation allowance for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Foreign Tax Credits	Federal / State NOLs	Net Deferred Tax Assets	Other	Total
Balance as of December 31, 2015	$(58,906)	$(1,526)	$(54,128)	$(527)	$(115,087)
Change in income tax provision	--	(13,580)	(1,085)	(386)	(15,051)
Write-off of U.S. foreign tax credits	58,906	--	--	--	58,906
Other change	--	(4,008)	(1,174)	(72)	(5,254)
Foreign currency translation	--	1	344	(16)	329
Balance as of December 31, 2016	--	(19,113)	(56,043)	(1,001)	(76,157)
Change in income tax provision – U.S. Tax Reform	--	4,574	4,473	--	9,047
Change in income tax provision - Other	--	(17,622)	(1,508)	--	(19,130)
Other change	--	1,277	(1,290)	255	242
Foreign currency translation	--	(515)	(4,150)	--	(4,665)
Balance as of December 31, 2017	$--	$(31,399)	$(58,518)	$(746)	$(90,663)

Following the repatriation of all U.S. cumulative foreign earnings in 2015, a full valuation allowance was placed against excess foreign tax credits totaling $58.9 million. The excess foreign tax credits were written-off against the valuation allowance in 2016 because of the remote likelihood that the foreign tax credits will be utilized.

In 2017, the valuation allowance was decreased by $9 million due to the decrease of the U.S. statutory tax rate from 35% to 21% as a result of U.S. Tax Reform.

At the end of 2017, the valuation allowance increased by $5.9 million as a result of placing a valuation allowance against the Canadian net deferred tax asset.

Indefinite Reinvestment of Earnings.  At December 31, 2016 and 2017, we had no undistributed earnings of foreign subsidiaries subject to income tax in Canada.  Due to our redomiciling to Canada in 2015, we recognized and repatriated all U.S. cumulative foreign earnings in 2015.

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

Our Canadian federal tax returns subsequent to 2010 are subject to audit by the Canada Revenue Agency. Our Australian subsidiary’s federal income tax returns subsequent to 2013 are open for review by the Australian Taxation Office. Our U.S. subsidiary’s federal tax returns from 2014 are subject to audit by the US Internal Revenue Service.

The total amount of unrecognized tax benefits as of December 31, 2017, 2016 and 2015 was zero, zero and $0.7 million, respectively. The unrecognized tax benefits, if recognized, would affect the effective tax rate. We accrue interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. As of December 31, 2017, 2016 and 2015, we had accrued zero, zero and $0.3 million, respectively, of interest expense and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016	2015
Balance as of January 1	$--	$679	$679
Additions for tax positions of prior years	--	--	--
Reductions for tax positions of prior years	--	--	--
Reductions for settlements	--	--	--
Lapse of the applicable statute of limitations	--	(679)	--
Balance as of December 31	$--	$--	$679

During 2016, management determined that, based upon the status of current examinations, an uncertain tax liability of $0.7 million was reversed.

14.	COMMITMENTS AND CONTINGENCIES

We lease a portion of our equipment, office space, computer equipment, automobiles and trucks under leases which expire at various dates.

Minimum future operating lease obligations in effect at December 31, 2017, were as follows (in thousands):

2018	$3,850
2019	3,441
2020	3,209
2021	2,006
2022	1,501
Thereafter	7,110
Total	$21,117

Rental expense under operating leases was $5.6 million, $6.0 million and $7.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

On January 26, 2018, a putative class action captioned Philip Suhr v. Civeo Corporation et al. was filed in the U.S. District Court for the Southern District of Texas against us and members of our board of directors regarding our proposed acquisition of Noralta.  The complaint alleges that we filed a materially incomplete and misleading proxy statement in connection with the Noralta Acquisition, in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 of the Securities and Exchange Commission.   The complaint seeks injunctive relief, including to enjoin the shareholder vote on the Noralta Acquisition as well as the transaction itself, damages and an award of attorneys' fees, in addition to other relief.  Additional lawsuits arising out of the Noralta Acquisition may be filed in the future. There can be no assurance that we will be successful in the outcome of the pending or any potential future lawsuits.  A preliminary injunction could delay or jeopardize the completion of the Noralta Acquisition, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin the completion of the Noralta Acquisition. We believe that the pending lawsuit is without merit and intend to defend vigorously against the lawsuit and any other future lawsuits challenging the Noralta Acquisition.

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $34.7 million from $362.9 million at December 31, 2016 to $328.2 million at December 31, 2017, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during 2017 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.1 billion and A$0.4 billion, respectively, at December 31, 2017.

16.	SHARE BASED COMPENSATION

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

Share-based compensation expense recognized in the years ended December 31, 2017, 2016 and 2015 totaled $15.4 million, $9.9 million and $5.6 million, respectively. Share-based compensation expense is reflected in Selling, general and administrative (SG&A) expense in our consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for share based compensation arrangements was approximately zero, $0.6 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Options to Purchase Common Shares

No options were awarded in 2017, 2016 or 2015. The following table presents the changes in stock options outstanding and related information for our employees during the years ended December 31, 2017, 2016 and 2015:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value (Thousands)
Outstanding Options at December 31, 2014	532,926	$11.03	3.4	$66,130
Granted	--	--
Exercised	(137,771)	3.63
Forfeited / Expired	(4,821)	16.43
Outstanding Options at December 31, 2015	390,334	$13.58	3.5	$--
Granted	--	--
Exercised	--	--
Forfeited / Expired	(224,448)	10.33
Outstanding Options at December 31, 2016	165,886	$17.98	4.6	$--
Granted	--	--
Exercised	--	--
Forfeited / Expired	(20,085)	18.10
Outstanding Options at December 31, 2017	145,801	$17.97	4.5	$--

Exercisable Options at December 31, 2016	145,804	$17.67	4.4	$--
Exercisable Options at December 31, 2017	139,491	$17.79	4.2	$--

The total intrinsic value of options exercised by our employees during 2017, 2016 and 2015 was zero, zero and less than $100,000, respectively. The tax benefits realized for the tax deduction from options exercised during 2017, 2016 and 2015 totaled zero, zero and less than $100,000, respectively.

At December 31, 2017, unrecognized compensation cost related to options was less than $100,000, which is expected to be recognized over a weighted average period of less than 1 year.

The following table summarizes information for outstanding options of our employees at December 31, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding as of December 31, 2017	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2017	Weighted Average Exercise Price

$16.43			63,142	3.13	$16.43	63,142	$16.43
$17.48			29,849	5.14	$17.48	29,849	$17.48
$18.43			27,553	4.13	$18.43	27,553	$18.43
$21.87			25,257	6.14	$21.87	18,947	$21.87
$16.43	-	$21.87	145,801	4.25	$17.97	139,491	$17.79

Restricted Share Awards / Deferred Share Awards

The following table presents the changes in restricted share and deferred share awards outstanding and related information for our employees during the years ended December 31, 2017, 2016 and 2015:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2014	576,882	$19.78
Granted	1,208,642	3.61
Vested	(248,215)	18.17
Forfeited	(223,745)	7.54
Nonvested shares at December 31, 2015	1,313,564	$7.29
Granted	584,283	1.64
Vested	(526,628)	8.15
Forfeited	(72,847)	7.04
Nonvested shares at December 31, 2016	1,298,372	$4.41
Granted	1,655,067	3.14
Vested	(733,147)	4.19
Forfeited	(49,968)	3.43
Nonvested shares at December 31, 2017	2,170,324	$3.54

The weighted average grant date fair value per share for restricted share and deferred share awards granted during 2017, 2016 and 2015 was $3.14, $1.64 and $3.61, respectively. The total fair value of restricted share and deferred share awards vested during 2017, 2016 and 2015 was $2.0 million, $0.6 million and $0.9 million, respectively. At December 31, 2017, unrecognized compensation cost related to restricted share and deferred share awards was $4.5 million, which is expected to be recognized over a weighted average period of 1.7 years.

Phantom Share Awards

Each phantom share award is equal in value to one common share. Upon vesting, each recipient will receive a lump sum cash payment equal to the fair market value of a common share on the respective vesting date. These awards are accounted for as a liability that is remeasured at each reporting date until paid.

The following table presents the changes in phantom share awards outstanding and related information for our employees during the years ended December 31, 2017, 2016 and 2015:

Number of Awards
Nonvested shares at December 31, 2014	432,881
Granted	1,920,451
Vested	(202,284)
Forfeited	(352,848)
Nonvested shares at December 31, 2015	1,798,200
Granted	6,831,957
Vested	(608,230)
Forfeited	(1,751,963)
Nonvested shares at December 31, 2016	6,269,964
Granted	750,525
Vested	(2,207,589)
Forfeited	(263,161)
Nonvested shares at December 31, 2017	4,549,739

At December 31, 2017, the balance of the liability for the phantom share awards was $5.3 million.  For the years ended December 31, 2017, 2016 and 2015, we made phantom share cash payments of $7.1 million, $0.5 million and $0.8 million, respectively.  At December 31, 2017, unrecognized compensation cost related to phantom shares was $7.1 million, as remeasured at December 31, 2017, which is expected to be recognized over a weighted average period of 1.3 years. The weighted average grant date fair value of phantom shares granted during the years ended December 31, 2017, 2016 and 2015 was $3.27, $0.91 and $3.68, respectively.

Performance Share Awards

On February 21, 2017, we granted 762,497 performance awards under the Civeo Plan, which cliff vest in three years on February 21, 2020. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return (TSR) rank among a peer group of 15 other companies. The awards are being accounted for as equity awards, with a fair value of $5.20 calculated as of February 21, 2017.

On February 23, 2016, we granted 2,400,606 performance awards under the Civeo Plan, which cliff vest in three years on February 23, 2019. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative TSR rank among a peer group of 12 other companies. Shareholder approval to grant these awards as equity awards to be settled in shares was obtained on May 12, 2016. Accordingly, the awards are being accounted for as equity awards, with a fair value of $3.18 calculated as of May 12, 2016.

The fair value of each performance award was estimated using a Monte Carlo simulation pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the performance share at the time of grant. The dividend yield on our common shares was assumed to be zero since we do not currently pay dividends. The expected market price volatility of our common shares was based on an estimate that considers the historical and implied volatility of our common shares as well as a peer group of companies over a time period equal to the expected term of the option. The initial TSR performance was based on historical performance of our common shares and the peer group’s common shares.

	2017	2016
Risk-free weighted interest rate	1.50%	0.92%
Expected volatility	90.0%	90.0%
Initial TSR	0.04%	93.7%

The following table presents the changes in performance awards outstanding and related information for our employees during the year ended December 31, 2017 and 2016:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2015	--	$--
Granted	2,400,606	3.18
Vested	--	--
Forfeited	(448,922)	3.18
Nonvested shares at December 31, 2016	1,951,684	$3.18
Granted	762,497	5.20
Vested	--	--
Forfeited	(38,699)	3.64
Nonvested shares at December 31, 2017	2,675,482	$3.75

During the years ended December 31 2017 and 2016, we recognized compensation expense associated with performance awards totaling $3.0 million and $1.9 million. At December 31, 2017, unrecognized compensation cost related to performance awards was $5.0 million, which is expected to be recognized over a weighted average period of 1.7 years.

17.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on workforce accommodations.

Financial information by business segment for each of the three years ended December 31, 2017, 2016 and 2015 is summarized in the following table (in thousands):

	Total Revenues	Less: Intersegment Revenues	Revenues from unaffiliated customers	Depreciation and amortization	Operating loss	Capital expenditures	Total assets
2017
Canada	$245,595	$--	$245,595	$69,983	$(63,211)	$3,893	$550,378
Australia	111,221	--	111,221	45,699	(11,528)	2,772	353,840
United States	25,460	--	25,460	4,653	(14,426)	1,912	33,128
Corporate, stand-alone adjustments and eliminations	--	--	--	6,108	(8,806)	2,617	(83,434)
Total	$382,276	$--	$382,276	$126,443	$(97,971)	$11,194	$853,912

2016
Canada	$278,464	$--	$278,464	$80,837	$(59,351)	$3,773	$548,786
Australia	106,815	--	106,815	45,883	(6,853)	5,682	376,008
United States	11,951	--	11,951	5,433	(24,616)	6	29,799
Corporate, stand-alone adjustments and eliminations	--	--	--	(851)	(4,940)	10,318	(44,147)
Total	$397,230	$--	$397,230	$131,302	$(95,760)	$19,779	$910,446

2015
Canada	$344,249	$--	$344,249	$89,269	$(73,215)	$41,446	$579,816
Australia	135,964	--	135,964	51,392	(24,817)	12,160	424,731
United States	40,146	(2,396)	37,750	11,833	(40,083)	2,170	71,710
Corporate, stand-alone adjustments and eliminations	(2,396)	2,396	--	496	(6,888)	6,675	(9,728)
Total	$517,963	$--	$517,963	$152,990	$(145,003)	$62,451	$1,066,529

Financial information by geographic segment for each of the three years ended December 31, 2017, 2016 and 2015, is summarized below (in thousands). Revenues in the U.S. include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Long-lived assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	Canada	Australia	U.S. and Other	Total
2017
Revenues from unaffiliated customers	$245,595	$111,221	$25,460	$382,276
Long-lived assets	353,710	331,511	32,280	717,501

2016
Revenues from unaffiliated customers	$278,464	$106,815	$11,951	$397,230
Long-lived assets	431,477	348,293	46,995	826,765

2015
Revenues from unaffiliated customers	$344,249	$135,964	$37,750	$517,963
Long-lived assets	532,419	390,623	56,935	979,977

18.	VALUATION ACCOUNTS

Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Net of Recoveries)	Translation and Other, Net	Balance at End of Period

Year Ended December 31, 2017:
Allowance for doubtful accounts receivable	$638	$48	$(23)	$675	$1,338
Valuation allowance for deferred tax assets	76,157	10,083	(242)	4,665	90,663

Year Ended December 31, 2016:
Allowance for doubtful accounts receivable	$1,121	$(110)	$(377)	$4	$638
Valuation allowance for deferred tax assets	115,087	15,051	(53,652)	(329)	76,157

Year Ended December 31, 2015:
Allowance for doubtful accounts receivable	$4,043	$1,004	$(3,844)	$(82)	$1,121
Valuation allowance for deferred tax assets	49,523	70,095	--	(4,531)	115,087

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes quarterly financial information for 2017 and 2016 (in thousands, except per share amounts):

	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
2017
Revenues	$91,429	$92,010	$97,489	$101,348
Gross profit(1)	29,757	32,526	31,962	30,773
Net income (loss) attributable to Civeo	(20,987)	(14,816)	(22,331)	(47,579)
Basic earnings (loss) per share	(0.17)	(0.11)	(0.17)	(0.36)
Diluted earnings (loss) per share	(0.17)	(0.11)	(0.17)	(0.36)

2016
Revenues	$95,036	$107,035	$104,238	$90,921
Gross profit(1)	29,093	42,449	36,274	29,764
Net income attributable to Civeo	(26,822)	(11,486)	(42,131)	(15,949)
Basic earnings per share	(0.25)	(0.11)	(0.39)	(0.15)
Diluted earnings per share	(0.25)	(0.11)	(0.39)	(0.15)

(1)	Represents "revenues" less "product costs" and "service and other costs" included in our consolidated statements of operations.

(2)	In the first quarter of 2017, there were no significant items recognized.

In the first quarter of 2016, we recognized the following items:

●

Costs associated with our migration to Canada of $1.0 million ($0.7 million after-tax, or $0.01 per diluted share), included in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

●

A charge of $8.4 million ($8.4 million after-tax, or $0.05 per diluted share), related to the impairment of certain fixed assets which carrying value we determined not to be recoverable. The charge, which is related to our U.S. segment, is included in Impairment expense on the accompanying consolidated statements of operations.

(3)	In the second quarter of 2017, there were no significant items recognized.

In the second quarter of 2016, we recognized the following items:

●

Costs associated with our migration to Canada of $0.2 million ($0.2 million after-tax, or $0.00 per diluted share), included in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

(4)	In the third quarter of 2017, we recognized the following items:
●

A charge of $4.4 million ($3.2 million after-tax, or $0.02 per diluted share), related to leasehold improvements and undeveloped land positions in the British Columbia LNG market which carrying value we determined not to be recoverable. The charge, which is related to our Canadian segment, is included in Impairment expense on the accompanying consolidated statements of operations.

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

(5)	In the fourth quarter of 2017, we recognized the following items:
●

Costs associated with our pending acquisition of Noralta of $2.3 million ($2.2 million after-tax, or $0.02 per diluted share), included in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

●

A charge of $27.2 million ($19.9 million after-tax, or $0.15 per diluted share), related to certain lodge assets in the southern oil sands which carrying values we determined not to be recoverable. The charge, which is related to our Canadian segment, is included in Impairment expense on the accompanying consolidated statements of operations.

In the fourth quarter of 2016, there were no significant items recognized.

Amounts are calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total calculated for the year.