Form 10-Q
period 2018-03-31
Civeo Corp
filed 2018-04-27
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The Registrant had 167,700,868 common shares outstanding as of April 23, 2018.

CIVEO CORPORATION

INDEX

Page No.
Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Financial Statements
Unaudited Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017	3
Unaudited Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2018 and 2017	4
Consolidated Balance Sheets – as of March 31, 2018 (unaudited) and December 31, 2017	5
Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2018 and 2017	6
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017	7
Notes to Unaudited Consolidated Financial Statements	8 – 19

Cautionary Statement Regarding Forward-Looking Statements	20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

(a) Index of Exhibits	34

Signature Page	35

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
Revenues:
Service and other	$96,404	$89,861
Product	5,100	1,568
	101,504	91,429
Costs and expenses:
Service and other costs	72,955	59,532
Product costs	4,373	2,140
Selling, general and administrative expenses	16,887	14,210
Depreciation and amortization expense	30,764	32,829
Impairment expense	28,661	--
Other operating expense	379	450
	154,019	109,161
Operating loss	(52,515)	(17,732)

Interest expense	(5,822)	(5,504)
Loss on extinguishment of debt	--	(842)
Interest income	58	10
Other income	2,259	254
Loss before income taxes	(56,020)	(23,814)
Income tax benefit	685	2,948
Net loss	(55,335)	(20,866)
Less: Net income attributable to noncontrolling interest	122	121
Net loss attributable to Civeo Corporation.	$(55,457)	$(20,987)

Per Share Data (see Note 8)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.42)	$(0.17)

Diluted net loss per share attributable to Civeo Corporation common shareholders.	$(0.42)	$(0.17)

Weighted average number of common shares outstanding:
Basic	131,631	120,846
Diluted	131,631	120,846

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017

Net loss	$(55,335)	$(20,866)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of zero	(7,821)	18,035
Total other comprehensive income (loss), net of tax	(7,821)	18,035

Comprehensive loss	(63,156)	(2,831)
Comprehensive income attributable to noncontrolling interest	(122)	(469)
Comprehensive loss attributable to Civeo Corporation.	$(63,278)	$(3,300)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	MARCH 31, 2018	DECEMBER 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,977	$32,647
Accounts receivable, net	60,882	66,823
Inventories	4,929	7,246
Prepaid expenses	11,333	14,481
Other current assets	1,523	1,553
Assets held for sale	9,059	9,462
Total current assets	129,703	132,212

Property, plant and equipment, net	647,028	693,833
Other intangible assets, net	29,152	22,753
Other noncurrent assets	1,088	5,114
Total assets	$806,971	$853,912

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$26,337	$27,812
Accrued liabilities	12,418	22,208
Income taxes	333	1,728
Current portion of long-term debt	16,175	16,596
Deferred revenue	3,490	5,442
Other current liabilities	1,755	1,843
Total current liabilities	60,508	75,629

Long-term debt, less current maturities	302,215	277,990
Other noncurrent liabilities	24,656	23,926
Total liabilities	387,379	377,545

Commitments and contingencies (Note 11)

Shareholders’ Equity:
Common shares (no par value; 550,000,000 shares authorized, 135,257,269 shares and 132,427,885 shares issued, respectively, and 134,909,700 shares and 132,262,434 shares outstanding, respectively)	--	--
Additional paid-in capital	1,390,634	1,383,934
Accumulated deficit	(634,176)	(579,113)
Common shares held in treasury at cost, 347,569 and 165,451 shares, respectively	(952)	(358)
Accumulated other comprehensive loss	(336,034)	(328,213)
Total Civeo Corporation shareholders’ equity	419,472	476,250
Noncontrolling interest	120	117
Total shareholders’ equity	419,592	476,367
Total liabilities and shareholders’ equity	$806,971	$853,912

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2016	$--	$1,311,226	$(472,764)	$(65)	$(362,930)	$523	$475,990
Net income (loss)	--	--	(20,987)	--	--	121	(20,866)
Currency translation adjustment.	--	--	--	--	17,687	348	18,035
Dividends paid	--	--	--	--	--	(868)	(868)
Cumulative effect of implementation of ASU 2016-09.	--	636	(636)	--	--	--	--
Equity offering	--	64,847	--	--	--	--	64,847
Share-based compensation.	--	1,867	--	(279)	--	--	1,588
Balance, March 31, 2017	$--	$1,378,576	$(494,387)	$(344)	$(345,243)	$124	$538,726

Balance, December 31, 2017	$--	$1,383,934	$(579,113)	$(358)	$(328,213)	$117	$476,367
Net income (loss)	--	--	(55,457)	--	--	122	(55,335)
Currency translation adjustment.	--	--	--	--	(7,821)	--	(7,821)
Dividends paid	--	--	--	--	--	(119)	(119)
Cumulative effect of implementation of ASU 2014-09	--	--	394	--	--	--	394
Issuance of common shares for asset acquisition	--	4,500	--	--	--	--	4,500
Share-based compensation.	--	2,200	--	(594)	--	--	1,606
Balance, March 31, 2018	$--	$1,390,634	$(634,176)	$(952)	$(336,034)	$120	$419,592

Common Stock (in thousands)
Balance, December 31, 2017	132,262
Stock-based compensation.	1,309
Issuance of common shares for asset acquisition.	1,339
Balance, March 31, 2018	134,910

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(55,335)	$(20,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,764	32,829
Impairment charge	28,661	--
Loss on extinguishment of debt	--	842
Deferred income tax provision (benefit)	2	(3,120)
Non-cash compensation charge	2,200	1,867
Gains on disposals of assets	(2,147)	(416)
Provision for loss on receivables, net of recoveries	(35)	(60)
Other, net	2,047	795
Changes in operating assets and liabilities:
Accounts receivable	4,837	3,258
Inventories	2,190	(440)
Accounts payable and accrued liabilities	(10,352)	(4,521)
Taxes payable	(1,358)	320
Other current assets and liabilities, net	1,364	(640)
Net cash flows provided by operating activities	2,838	9,848

Cash flows from investing activities:
Capital expenditures, including capitalized interest	(2,696)	(3,883)
Payments related to asset acquisition	(23,771)	--
Proceeds from disposition of property, plant and equipment	2,718	578
Other, net	110	--
Net cash flows used in investing activities	(23,639)	(3,305)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	--	64,847
Revolving credit borrowings	47,166	34,904
Revolving credit repayments	(11,525)	(74,868)
Term loan repayments	(4,079)	(3,947)
Debt issuance costs	--	(1,772)
Other, net	(594)	(279)
Net cash flows provided by financing activities	30,968	18,885

Effect of exchange rate changes on cash	(837)	(77)
Net change in cash and cash equivalents	9,330	25,351
Cash and cash equivalents, beginning of period	32,647	1,785

Cash and cash equivalents, end of period	$41,977	$27,136
Non-cash investing activities:
Value of common shares issued as consideration for asset acquisition	$4,500	$--

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

The financial statements included in this report should be read in conjunction with our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Beginning with this quarterly report, we have adopted this standard effective January 1, 2018.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (ASU 2016-13). This new standard changes how companies will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 is effective for financial statements issued for reporting periods beginning after December 15, 2019 and interim periods within the reporting periods. We are currently evaluating the impact of this new standard on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606).  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017.  Beginning with this quarterly report, we have adopted this standard effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 is presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606. Upon adoption of this standard, we recognized a cumulative effect adjustment of $0.4 million to accumulated deficit in the accompanying unaudited consolidated balance sheet as of March 31, 2018. We expect the impact of the adoption of the new standard to be immaterial to our consolidated financial statements on an ongoing basis.

3.	REVENUE

We generally recognize accommodation, mobile facility rental and catering and other services revenues over time as our customers simultaneously receive and consume benefits as we serve our customers because of continuous transfer of control to the customer. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We transfer control and recognize a sale based on a periodic (usually daily) room rate each night a customer stays in our rooms or when the services are rendered. In some contracts, rates may vary over the contract term. In these cases, revenue may be deferred and recognized on a straight-line basis over the contract term. A limited portion of our revenue is recognized at a point in time when control transfers to the customer related to small modular construction and manufacturing contracts, minor catering arrangements and optional purchases our customers make for incidental services offered at our accommodation and mobile facilities.

For significant projects, manufacturing revenues are recognized over time with progress towards completion measured using the cost based input method as the basis to recognize revenue and an estimated profit. Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Costs incurred and estimated profits in excess of billings on these contracts are recognized as unbilled receivables. Management believes this input method is the most appropriate measure of progress to the satisfaction of a performance obligation on larger modular construction and manufacturing contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to projected costs and revenue and are recognized in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of our estimates and materially impact our future reported earnings.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and U.S., and major categories for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Canada
Accommodation revenues	$50,647	$56,230
Mobile facility rental revenues	7,794	559
Catering and other services revenues	3,739	3,443
Manufacturing revenues	1,210	274
Total Canada revenues	63,390	60,506

Australia
Accommodation revenues	$27,698	$27,016
Catering and other services revenues	177	--
Total Australia revenues	27,875	27,016

United States
Accommodation revenues	$3,166	$2,098
Mobile facility rental revenues	3,577	1,045
Manufacturing revenues	3,464	740
Catering and other services revenues	32	24
Total United States revenues	10,239	3,907

Total revenues	$101,504	$91,429

Because of control transferring over time, the majority of our revenue is recognized based on the extent of progress towards completion of the performance obligation. At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer our customers a good or service (or bundle of goods or services) that is distinct. Our customers typically contract for accommodation services under take-or-pay contracts with terms that most often range from several months to three years. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for services. We typically contract our facilities to our customers on a fee per day basis where the goods and services promised include lodging and meals. To identify the performance obligations, we consider all of the goods and services promised in the context of the contract and the pattern of transfer to our customers.

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days. We do not have significant financing components or significant payment terms.

Revenues exclude taxes assessed based on revenues such as sales or value added taxes.

As of March 31, 2018, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue (in thousands):

	For the years ending December 31,
	2018	2019	2020	Thereafter	Total

Revenue expected to be recognized as of March 31, 2018	$86,325	$76,789	$45,861	$1,913	$210,888

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

4.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of March 31, 2018 and December 31, 2017, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the first quarter of 2018, we wrote down certain long-lived assets to fair value. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions.

5.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2018 and December 31, 2017 is presented below (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable, net:
Trade	$38,922	$46,692
Unbilled revenue	22,082	20,555
Other	1,197	914
Total accounts receivable	62,201	68,161
Allowance for doubtful accounts	(1,319)	(1,338)
Total accounts receivable, net	$60,882	$66,823

	March 31, 2018	December 31, 2017
Inventories:
Finished goods and purchased products	$2,186	$2,211
Work in process	1,696	4,096
Raw materials	1,047	939
Total inventories	$4,929	$7,246

CIVEO CORPORATION

 \

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	Estimated Useful Life (in years)			March 31, 2018	December 31, 2017
Property, plant and equipment, net:
Land				$50,573	$40,567
Accommodations assets	3	-	15	1,630,872	1,658,867
Buildings and leasehold improvements	5	-	20	23,471	24,181
Machinery and equipment	4	-	15	8,694	8,848
Office furniture and equipment	3	-	7	53,063	53,688
Vehicles	3	-	5	13,605	13,869
Construction in progress				4,639	2,770
Total property, plant and equipment				1,784,917	1,802,790
Accumulated depreciation				(1,137,889)	(1,108,957)
Total property, plant and equipment, net				$647,028	$693,833

	March 31, 2018	December 31, 2017
Accrued liabilities:
Accrued compensation	$9,423	$20,424
Accrued taxes, other than income taxes	2,358	1,224
Accrued interest	385	15
Other	252	545
Total accrued liabilities	$12,418	$22,208

6.	IMPAIRMENT CHARGES

Quarter ended March 31, 2018.  During the first quarter of 2018, we identified an indicator that certain assets used in the Canadian oil sands may be impaired due to market developments, including expected customer commitments, occurring in the first quarter of 2018.  For purposes of our impairment assessment, we separated two lodges that were previously treated as a single asset group due to the lodges no longer being used together to generate joint cash flows.  We assessed the carrying value of the asset group to determine if it continued to be recoverable based on estimated future cash flows.  Based on the assessment, the carrying value was determined to not be fully recoverable, and we proceeded to compare the estimated fair value of the asset group to its respective carrying value.  Accordingly, the value of a Canadian lodge was written down to its estimated fair value of zero.  As a result of the analysis described above, we recorded an impairment expense of $28.7 million.

7.	ACQUISITIONS AND ASSETS HELD FOR SALE

Acquisitions

Lakeland.  On February 28, 2018, we acquired the assets of Lakeland, L.L.C. (Lakeland), located near Lake Charles, Louisiana, for total consideration of $28.0 million, composed of $23.5 million in cash and $4.5 million of our common shares.  The asset purchase agreement also includes potential future earn-out payments through December 2020 of up to 1.2 million Civeo common shares, based upon satisfaction of certain future revenue targets.  The acquisition included a 400 room accommodations facility, 40 acres of land and related assets.  We funded the cash consideration with cash on hand.  Lakeland’s operations are reported as a new open camp location, Acadian Acres, in our U.S. reportable business segment.

Intangible assets acquired in the Lakeland acquisition totaled $9.2 million and consisted of a customer contract. The customer contract intangible is being amortized over the remaining contract term, which was 16 months at the time of acquisition.

This acquisition was accounted for as an asset acquisition based on the principles described in ASC 805, which provides a screen to determine when a set of transferred assets is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similarly identifiable assets, the set of transferred assets is not a business.  Accordingly, we allocated the excess consideration over the fair value of the assets acquired to the acquired assets, pro rata, on the basis of relative fair values to increase the related assets acquired.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Assets Held for Sale

During the fourth quarter of 2017, we made the decision to dispose of our modular construction and manufacturing plant near Edmonton, Alberta, Canada due to changing geographic and market needs. Accordingly, the facility met the criteria of held for sale. Its estimated fair value less the cost to sell exceeded its carrying value. Additionally, we have discontinued depreciation of the facility. Depreciation expense related to the facility totaled approximately $0.1 million during the three months ended March 31, 2017. The facility is part of our Canadian reportable business segment.

In addition, certain undeveloped land positions in the British Columbia LNG market in our Canadian segment previously met the criteria of held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $4.2 million.

The following table summarizes the carrying amount as of March 31, 2018 and December 31, 2017 of the major classes of assets from the modular construction and manufacturing plant and undeveloped land positions we classified as held for sale (in thousands):

	March 31,	December 31,
	2018	2017
Assets held for sale:
Property, plant and equipment, net	$9,059	$9,418
Inventories	--	44
Total assets held for sale	$9,059	$9,462

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

8.	EARNINGS PER SHARE

The calculation of earnings per share attributable to Civeo is presented below for the periods indicated (in thousands, except per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
Basic Loss per Share
Net loss attributable to Civeo	$(55,457)	$(20,987)
Less: undistributed net income to participating securities	--	--
Net loss attributable to Civeo’s common shareholders - basic	$(55,457)	$(20,987)

Weighted average common shares outstanding - basic	131,631	120,846

Basic loss per share	$(0.42)	$(0.17)

Diluted Loss per Share
Net loss attributable to Civeo’s common shareholders - basic	$(55,457)	$(20,987)
Less: undistributed net income to participating securities	--	--
Net loss attributable to Civeo’s common shareholders - diluted	$(55,457)	$(20,987)

Weighted average common shares outstanding - basic	131,631	120,846
Effect of dilutive securities (1)	--	--
Weighted average common shares outstanding - diluted	131,631	120,846

Diluted loss per share	$(0.42)	$(0.17)

(1)

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three months ended March 31, 2018 and 2017. In the three months ended March 31, 2018 and 2017, we excluded from the calculation 2.8 million and 1.8 million share based awards, respectively, since the effect would have been anti-dilutive.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

9.	DEBT

As of March 31, 2018 and December 31, 2017, long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Canadian term loan, which matures on May 28, 2019; 1.25% of aggregate principal repayable per quarter; weighted average interest rate of 5.6% for the three-month period ended March 31, 2018	$285,517	$297,623
U.S. revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 7.5% for the three-month period ended March 31, 2018	--	--
Canadian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 6.4% for the three-month period ended March 31, 2018	--	--
Canadian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 6.4% for the three-month period ended March 31, 2018	--	--
Australian revolving credit facility, which matures on May 28, 2019, weighted average interest rate of 5.7% for the three-month period ended March 31, 2018	35,328	--
	320,845	297,623
Less: Unamortized debt issuance costs	2,455	3,037
Total debt	318,390	294,586
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	16,175	16,596
Long-term debt, less current maturities	$302,215	$277,990

We did not have any capitalized interest to net against interest expense for either of the three-month periods ended March 31, 2018 or 2017.

Amended Credit Agreement

As of December 31, 2017, our Credit Agreement, as then amended to date, provided for: (i) a $275.0 million revolving credit facility scheduled to mature on May 28, 2019, allocated as follows: (A) a $40.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $90.0 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; (C) a $60.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (D) a $85.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $350.0 million term loan facility scheduled to mature on May 28, 2019 in favor of Civeo.

On April 2, 2018, the Amended and Restated Syndicated Facility Agreement (the Amended Credit Agreement) became effective, which, among other things:

●

provided for the reduction by $35.5 million of the aggregate revolving loan commitments under the Amended Credit Agreement, to a maximum principal amount of $239.5 million, allocated as follows: (1) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (2) a $159.5 million senior secured revolving credit facility, after combining the commitments of the previously existing two tranches of the Canadian revolving credit facility into one tranche, in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (3) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower;

●	extended the maturity date by 18 months, from May 30, 2019 to November 30, 2020;

●	adjusted the maximum leverage ratio financial covenant, as follows:

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Period Ended	Maximum Leverage Ratio
March 31, 2018	4.50 : 1.00
June 30, 2018	4.50 : 1.00
September 30, 2018	4.25 : 1.00
December 31, 2018	3.75 : 1.00
March 31, 2019 & thereafter	3.50 : 1.00

; and

●	provided for other technical changes and amendments to the Credit Agreement.

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 4.00%, or a base rate plus 1.25% to 3.00%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to the Canadian Dollar Offered Rate plus a margin of 2.25% to 4.00%, or a base rate plus a margin of 1.25% to 3.00%, in each case based on a ratio of our consolidated total leverage to EBITDA. Australian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 4.00%, based on a ratio of our consolidated total leverage to EBITDA.

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.50 to 1.0 (as of March 31, 2018). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with our covenants as of March 31, 2018.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of March 31, 2018, we have 15 lenders that are parties to the Credit Agreement, with commitments ranging from $0.7 million to $121.7 million. At April 2, 2018, the lenders that are parties to the Amended Credit Agreement were reduced to nine.

10.	INCOME TAXES

Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

We operate primarily in three jurisdictions, Canada, Australia and the U.S., where statutory tax rates range from 21% to 30%. Our effective tax rate will vary from period to period based on changes in earnings mix between these different jurisdictions.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions.  As of March 31, 2018, Australia, Canada and the U.S. are loss jurisdictions for tax accounting purposes, therefore Australia, Canada and the U.S. have been removed from the annual effective tax rate computation for purposes of computing the interim tax provision.  Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period that the specific transaction occurs.

Our income tax benefit for the three months ended March 31, 2018 totaled $0.7 million, or 1.2% of pretax loss, compared to a benefit of $2.9 million, or 12.4% of pretax loss, for the three months ended March 31, 2017.  The effective tax rates in 2018 and 2017 were impacted by discrete items totaling $(1.0) million and $0.6 million, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform) was signed into law making significant changes to the U.S. Internal Revenue Code.  During the first quarter 2018, we completed our evaluation of our executive compensation packages under §162(m) of the U.S. tax code, and determined that the impact on these was immaterial.  To date, the impact to us of the U.S. Tax Reform has been de minimus.  The ultimate impact of the U.S. Tax Reform on our financial statements may differ from our estimates due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take a result of the U.S. Tax Reform.

11.	COMMITMENTS AND CONTINGENCIES

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

12.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $7.8 million from $328.2 million at December 31, 2017 to $336.0 million at March 31, 2018, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first quarter of 2018 were primarily driven by the Australian dollar and Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.1 billion and A$0.4 billion, respectively, at March 31, 2018.

13.	SHARE BASED COMPENSATION

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Outstanding Awards

Options. Compensation expense associated with options recognized in the three months ended March 31, 2018 and 2017 totaled less than $0.1 million during both periods. At March 31, 2018, unrecognized compensation cost related to options was zero.

Restricted Share / Deferred Share Awards. On February 20, 2018, we granted 2,018,990 restricted share awards and deferred share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 20, 2019.

Compensation expense associated with restricted share awards and deferred share awards recognized in the three-month periods ended March 31, 2018 and 2017 totaled $1.2 million during both periods. The total fair value of restricted share awards and deferred share awards that vested during the three months ended March 31, 2018 and 2017 was $2.4 million and $1.3 million, respectively.

At March 31, 2018, unrecognized compensation cost related to restricted share awards and deferred share awards was $10.6 million, which is expected to be recognized over a weighted average period of 2.4 years.

Phantom Share Awards. During the three month periods ended March 31, 2018 and 2017, we recognized compensation expense associated with phantom share awards totaling $3.4 million and $3.0 million, respectively. At March 31, 2018, unrecognized compensation cost related to phantom share awards was $7.8 million, as remeasured at March 31, 2018, which is expected to be recognized over a weighted average period of 1.0 year.

Performance Awards. On February 20, 2018, we granted 848,830 performance awards under the Civeo Plan, which cliff vest in three years on February 20, 2021. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group that includes 17 other companies.

During the three-month periods ended March 31, 2018 and 2017, we recognized compensation expense associated with performance awards totaling $1.0 million and $0.6 million, respectively. At March 31, 2018, unrecognized compensation cost related to performance awards was $8.6 million, which is expected to be recognized over a weighted average period of 2.2 years.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

14.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on workforce accommodations.

Financial information by business segment for each of the three months ended March 31, 2018 and 2017 is summarized in the following table (in thousands):

	Total Revenues	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Total Assets
Three months ended March 31, 2018
Canada	$63,390	$16,511	$(39,930)	$1,072	$502,998
Australia	27,875	11,117	(3,166)	595	338,239
U.S.	10,239	1,606	(3,264)	869	57,954
Corporate and eliminations	--	1,530	(6,155)	160	(92,220)
Total	$101,504	$30,764	$(52,515)	$2,696	$806,971

Three months ended March 31, 2017
Canada	$60,506	$18,413	$(5,006)	$1,051	$546,642
Australia	27,016	11,822	(1,201)	855	387,196
U.S.	3,907	1,190	(2,802)	424	30,523
Corporate and eliminations	--	1,404	(8,723)	1,553	(39,335)
Total	$91,429	$32,829	$(17,732)	$3,883	$925,026

15.	SUBSEQUENT EVENTS

On April 2, 2018, we amended our Amended Credit Agreement. Please see Note 9 – Debt for further information.

 On April 2, 2018, we acquired Noralta Lodge Ltd. (Noralta), located in Alberta, Canada.  The total consideration, which is subject to adjustment in accordance with the terms of the definitive agreement, included C$207.7 million (or approximately US$161.1 million) in cash, 32.8 million Civeo common shares, and non-voting convertible preferred shares with a 2.0% dividend rate initially convertible into 29.3 million Civeo common shares. We funded the cash consideration with cash on hand and borrowings under the Amended Credit Agreement, of which $30.3 million was borrowed in the first quarter of 2018.  Noralta’s operations will be reported as part of our Canadian reportable business segment starting with the second quarter of 2018.

This acquisition will be accounted for in accordance with the acquisition method of accounting for business combinations, which requires us to record the assets acquired and the liabilities assumed at their fair values on the acquisition date.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including factors expected to impact supply and demand, as well as our expectations about capital expenditures in 2018 and beliefs with respect to liquidity needs. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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

Noralta Acquisition

On April 2, 2018, we completed our previously announced acquisition of Noralta Lodge Ltd. (Noralta). The consideration for the acquisition totaled (i) C$207.7 million (or approximately US$161.1 million) in cash, subject to customary post-closing adjustments for working capital, indebtedness and transaction expenses; (ii) 32.8 million of our common shares, and (iii) 9,679 shares of our Class A Series 1 Preferred Shares with an initial liquidation preference of US$96.79 million and initially convertible into 29.3 million of our common shares. We funded the cash consideration with cash on hand and borrowings under the Amended Credit Agreement.

Amended Credit Agreement

On April 2, 2018, we amended our Amended Credit Agreement. Please see Note 9 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further information.

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

After beginning to drop in the second half of 2014, global oil prices dropped during the first quarter of 2016 to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. With falling WTI oil prices, WCS also fell.  Prices began to increase in March 2016, and after falling slightly in the second quarter of 2017, prices continued to increase through the first quarter of 2018.  WCS prices in the first quarter of 2018 averaged $37.09 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $83.78 in the second quarter of 2014.  The WCS Differential decreased from $26.00 per barrel at the end of the fourth quarter of 2017 to $22.00 per barrel at the end of the first quarter of 2018.  As of April 23, 2018, the WTI price was $68.59 and the WCS price was $51.54, resulting in a WCS Differential of $17.05.  The current level of the WCS Differential is resulting from continued pipeline access limitations.

There remains a risk that prices for Canadian oil sands crude oil related products could deteriorate for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The depressed price levels through the first quarter of 2016 negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our services in late 2014 and throughout 2015 and 2016. Although we have seen an increase in oil prices since late 2016 and through the first quarter of 2018, we are not expecting significant improvement in customer activity in the near-term. The current outlook for expansionary projects in Canada is primarily related to proposed pipeline and in-situ oil sands projects. However, continued uncertainty and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets.

Our U.S. business is also primarily tied to oil prices, specifically oil shale drilling and completion activity, and therefore WTI oil prices, in the Bakken, Rockies and Permian Basins.  With the recovery in oil prices since late 2016 and through the first quarter of 2018, coupled with ample capital availability for U.S. E&P companies, oil drilling and completion activity in the U.S. has significantly increased over the past year.   The U.S. oil rig count has increased from its low of 316 rigs in May 2016 to over 700 rigs active in the first quarter of 2018.  As of April 20, 2018, there were 820 active oil rigs in the U.S. (as measured by Bakerhughes.com).  U.S. oil drilling and completion activity will continue to be dependent on sustained higher WTI oil prices and sufficient capital to support E&P drilling and completion plans.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region.  Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 4.1% during the first quarter of 2018 compared to the first quarter of 2017.  As of April 23, 2018, met coal spot prices were $181.45 per metric tonne. The increase in met coal pricing have not led our customers to approve any significant new projects.  We expect that customers will look for a period of sustained higher prices before new projects are approved.  Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. Our customers continue to actively implement cost, productivity and efficiency measures to further drive down their cost base.

Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
	WTI	WCS	Hard
Quarter	Crude	Crude	Coking Coal (Met Coal)
ended	(per bbl)	(per bbl)	(per tonne)
Second Quarter through 4/23/2018	$65.76	$49.01	$235.00
3/31/2018	62.89	37.09	235.00
12/31/2017	55.28	38.65	192.00
9/30/2017	48.16	37.72	170.00
6/30/2017	48.11	38.20	193.50
3/31/2017	51.70	38.09	285.00
12/31/2016	49.16	34.34	200.00
9/30/2016	44.88	30.67	92.50
6/30/2016	45.53	32.84	84.00
3/31/2016	33.41	20.26	81.00
12/31/2015	42.02	27.82	89.00
9/30/2015	46.48	31.54	93.00
6/30/2015	57.64	48.09	109.50
3/31/2015	48.49	35.03	117.00

__________

(1)	Source: WTI crude prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

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

In recent months, however, several catalysts have emerged that we believe could have favorable intermediate to long-term implications for our core end markets. Since the announcement by OPEC in late November 2016 to cut production quotas and the subsequent rise in spot oil prices and future oil price expectations, certain operators with steam-assisted gravity drainage operations in the Canadian oil sands increased capital spending in 2017.  Despite construction at the Fort Hill Energy LP project ending in early 2018, Canadian oil sands capital spending in 2018 is forecasted to be relatively flat, in the aggregate.  In addition, recent regulatory approvals of several major pipeline projects have the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term.  However, these projects have been delayed due to the lack of agreement between the Canadian federal government, which supports the pipeline projects, and the British Columbia provincial government.  Additionally, we believe that the Keystone XL pipeline in the U.S., if constructed, would be a positive catalyst for Canadian oil sands producers, as it would bolster confidence in future take-away capacity from the region to U.S. Gulf Coast refineries. In Australia, we believe prices are currently at a level that may contribute to increased activity over the long term if our customers view these price levels as sustainable.

While we believe that these macroeconomic developments are positive for our customers and for the underlying demand for our accommodations services, we do not expect an immediate improvement in our business. Accordingly, we plan to continue focusing on enhancing the quality of our operations, maintaining financial discipline, proactively managing our business as market conditions continue to evolve and integrating the recently acquired Noralta assets into our business.

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

However, there can be no assurance that LNGC’s joint venture participants will reach a positive FID or that our contracts with LNGC will be extended. If the LNGC project, and other potential projects in the area, do not move forward, our future results of operations and our existing long-lived assets in Canada, including our Sitka Lodge, may be negatively affected, and we may be required to record material impairment charges equal to the excess of the carrying values of these assets over their fair values. As of March 31, 2018, the net book value of long-lived assets that are currently supporting, or could be used to support, potential LNG projects in British Columbia was approximately $78 million.

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. Generally Accepted Accounting Principles (U.S. GAAP) financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.79 for the first quarter of 2018, compared to U.S. $0.76 for the first quarter of 2017, an increase of approximately 5%. The Canadian dollar was valued at an exchange rate of $0.78 on March 31, 2018 and $0.80 on December 31, 2017. The Australian dollar was valued at an average exchange rate of U.S. $0.79 for the first quarter of 2018 compared to U.S. $0.76 for the first quarter of 2017, an increase of approximately 4%. The Australian dollar was valued at an exchange rate of $0.77 on March 31, 2018 and $0.78 on December 31, 2017. These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil and met coal and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2018 capital expenditures, exclusive of any business acquisitions, will total approximately $20 million to $25 million, including capital expenditures related to the recently acquired Noralta assets, compared to 2017 capital expenditures of $11.2 million. Please see “Liquidity and Capital Resources” below for further discussion of 2018 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2018 is based on a comparison to the corresponding period of 2017.

Consolidated Results of Operations

	THREE MONTHS ENDED MARCH 31,
	2018	2017	Change
	($ in thousands)
Revenues
Canada	$63,390	$60,506	$2,884
Australia	27,875	27,016	859
United States and other	10,239	3,907	6,332
Total revenues	101,504	91,429	10,075
Costs and expenses
Cost of sales and services
Canada	51,523	43,288	8,235
Australia	15,333	13,402	1,931
United States and other	10,472	4,982	5,490
Total cost of sales and services	77,328	61,672	15,656
Selling, general and administrative expenses	16,887	14,210	2,677
Depreciation and amortization expense	30,764	32,829	(2,065)
Impairment expense	28,661	--	28,661
Other operating expense (income)	379	450	(71)
Total costs and expenses	154,019	109,161	44,858
Operating income (loss)	(52,515)	(17,732)	(34,783)

Interest expense and income, net	(5,764)	(6,336)	572
Other income	2,259	254	2,005
Income (loss) before income taxes	(56,020)	(23,814)	(32,206)
Income tax benefit	685	2,948	(2,263)
Net income (loss)	(55,335)	(20,866)	(34,469)
Less: Net income attributable to noncontrolling interest	122	121	1
Net income (loss) attributable to Civeo	$(55,457)	$(20,987)	$(34,470)

We reported net loss attributable to Civeo for the first quarter of 2018 of $55.5 million, or $0.42 per diluted share. As further discussed below, net loss included (i) a $28.7 million pre-tax loss ($28.7 million after-tax, or $0.22 per diluted share) resulting from the impairment of fixed assets included in Impairment expense, and (ii) costs totaling $1.0 million ($1.0 million after-tax, or $0.01 per diluted share) incurred in connection with the Noralta acquisition, included in Selling, general and administrative (SG&A) expense below.

We reported net loss attributable to Civeo for the first quarter of 2017 of $21.0 million, or $0.17 per diluted share.

Revenues. Consolidated revenues increased $10.1 million, or 11%, in the first quarter of 2018 compared to the first quarter of 2017. This increase was largely driven by increases in the U.S. due to overall increased activity and in Canada due to increased mobile facility rental revenue, as well as stronger Canadian and Australian dollars relative to the U.S. dollar. These items were partially offset by decreases in Canada due to lower daily rates and in Australia due to reduced take-or-pay revenues on expired contracts in the first quarter of 2018 compared to the first quarter of 2017. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales increased $15.7 million, or 25%, in the first quarter of 2018 compared to the first quarter of 2017, primarily driven by increases in the U.S. due to overall increased activity and in Canada due to increased mobile facility rental expenses, as well as stronger Canadian and Australian dollars relative to the U.S. dollar in the first quarter of 2018 compared to the first quarter of 2017. Please see the discussion of segment results of operations below for further description.

Selling, General and Administrative Expenses. SG&A expense increased $2.7 million, or 19%, in the first quarter of 2018 compared to the first quarter of 2017. This increase was primarily due to higher share-based compensation expense associated with phantom share awards, higher incentive compensation costs, higher salaries and wages and higher professional fees. The increase in share-based compensation was largely due to an increase in our share price during the first quarter of 2018. We use current market prices to remeasure these awards at each reporting date.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.1 million, or 6%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to reduced depreciation expense resulting from impairments recorded in 2017 and certain assets becoming fully depreciated during 2017, partially offset by the impact of the stronger Canadian and Australian dollars as well as incremental intangible amortization expense related to our first quarter acquisition of the assets of Lakeland, L.L.C. (Lakeland).

Impairment Expense. We recorded pre-tax impairment expense of $28.7 million in the first quarter of 2018 associated with long-lived assets in our Canadian segment.

Please see Note 6 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Operating Loss. Consolidated operating loss increased $34.8 million, or 196%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the impairment expense recorded in the first quarter of 2018.

Interest Expense and Interest Income, net. Net interest expense decreased by $0.6 million, or 9%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the 2017 write-off of $0.8 million of debt issuance costs associated with an amendment to the Credit Agreement and lower amounts outstanding under the revolving credit facility in the first quarter of 2018 as compared to the first quarter of 2017, partially offset by higher interest rates on term loan and revolving credit facility borrowings.

Other Income. Consolidated other income increased $2.0 million, or 789%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to the gain on sale of assets in the first quarter of 2018.

Income Tax Benefit. Our income tax benefit for the three months ended March 31, 2018 totaled $0.7 million, or 1.2% of pretax loss, compared to a benefit of $2.9 million, or 12.4% of pretax loss, for the three months ended March 31, 2017. The decrease in the effective tax rate from the prior year was largely the result of a change in the earnings mix between different tax jurisdictions. In addition, 2018 and 2017 include discrete items totaling $(1.0) million and $0.6 million, respectively.

Other Comprehensive Income (Loss). Other comprehensive income decreased $25.9 million in the first quarter of 2018 compared to the first quarter of 2017, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate to the U.S. dollar decreased 3% in the first quarter of 2018 compared to a 1% increase in the first quarter of 2017. The Australian dollar exchange rate to the U.S. dollar decreased 2% in the first quarter of 2018 compared to a 6% increase in the first quarter of 2017.

Segment Results of Operations – Canadian Segment

	THREE MONTHS ENDED MARCH 31,
	2018	2017	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$50,647	$56,230	$(5,583)
Mobile facility rental revenue (2)	7,794	559	7,235
Catering and other services revenue (3)	3,739	3,443	296
Manufacturing revenue (4)	1,210	274	936
Total revenues	$63,390	$60,506	$2,884

Cost of sales and services ($ in thousands)
Accommodation cost	$36,665	$36,334	$331
Mobile facility rental cost	7,404	515	6,889
Catering and other services cost	3,218	2,413	805
Manufacturing cost	1,239	1,018	221
Indirect other cost	2,997	3,008	(11)
Total cost of sales and services	$51,523	$43,288	$8,235

Gross margin as a % of revenues	18.7%	28.5%	(9.8% )

Average available lodge rooms (5)	14,720	14,720	--

Rentable rooms for lodges (6)	8,484	8,859	(375)

Average daily rate for lodges (7)	$88	$97	$(9)

Occupancy in lodges (8)	75%	72%	3%

Billed rooms for lodges (9)	572,888	575,571	(2,683)

Average Canadian dollar to U.S. dollar	$0.791	$0.756	$0.035

(1)	Includes revenues related to lodge and open camp rooms for the periods presented.
(2)	Includes revenues related to mobile camps for the periods presented.
(3)	Includes revenues related to catering and food services, laundry and water and wastewater treatment services for the periods presented.
(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.
(5)	Average available rooms include rooms that are utilized for our personnel.
(6)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(7)	Average daily rate is based on rentable rooms and lodge/village revenue.
(8)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.
(9)	Billed rooms represents total billed days for the periods presented.

Our Canadian segment reported revenues in the first quarter of 2018 that were $2.9 million, or 5%, higher than the first quarter of 2017. The strengthening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 5% in the first quarter of 2018 compared to the first quarter of 2017 resulted in a $2.8 million year-over-year increase in revenues. Excluding the impact of the stronger Canadian exchange rates, the segment experienced a 14% decline in accommodation revenues, primarily due to lower daily rates. This decline was offset by increased mobile facility rental revenue due to increased pipeline related projects occurring in the first quarter of 2018.

Our Canadian segment cost of sales and services increased $8.2 million, or 19%, in the first quarter of 2018 compared to the first quarter of 2017, primarily due to increased mobile facility rental activity and related costs.

Our Canadian segment gross margin as a percentage of revenues decreased from 29% in the first quarter of 2017 to 19% in the first quarter of 2018, primarily due to lower lodge rates and a shift in revenue mix, with a greater contribution from lower margin mobile facility rental and manufacturing revenues.

Segment Results of Operations – Australian Segment

	THREE MONTHS ENDED MARCH 31,
	2018	2017	Change

Revenues (1) ($ in thousands)	$27,875	$27,016	$859

Cost of sales ($ in thousands)	$15,333	$13,402	$1,931

Gross margin as a % of revenues	45.0%	50.4%	(5.4% )

Average available village rooms (2)	9,346	9,386	(40)

Rentable rooms for villages (3)	8,721	8,776	(55)

Average daily rate for villages (4)	$81	$81	$--

Occupancy in Villages (5)	44%	42%	2%

Billed rooms for villages (6)	341,579	331,208	10,371

Australian dollar to U.S. dollar	$0.786	$0.758	$0.028

(1)	Includes revenues related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms include rooms that are utilized for our personnel.
(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.
(6)	Billed rooms represents total billed days for the periods presented.

Our Australian segment reported revenues in the first quarter of 2018 that were $0.9 million, or 3%, higher than the first quarter of 2017. The strengthening of the average exchange rates for Australian dollars relative to the U.S. dollar by 4% in the first quarter of 2018 compared to the first quarter of 2017 resulted in a $1.0 million year-over-year increase in revenues. Excluding the impact of the stronger Australian exchange rates, revenue was flat due to increased activity at our villages in the Bowen Basin and Gunnedah Basin, offset by reduced activity at our villages in Western Australia and reduced take-or-pay revenues on expired contracts compared to 2017.

Our Australian segment cost of sales increased $1.9 million, or 14%, in the first quarter of 2018 compared to the first quarter of 2017. The increase was driven by higher in-house occupancy levels at our villages in the Bowen Basin and Gunnedah Basin.

Our Australian segment gross margin as a percentage of revenues decreased to 45% in the first quarter of 2018 from 50% in the first quarter of 2017. This decrease was primarily driven by reduced take-or-pay revenues on expired contracts compared to 2017.

Segment Results of Operations – U.S. Segment

	THREE MONTHS ENDED MARCH 31,
	2018	2017	Change

Revenues ($ in thousands)	$10,239	$3,907	$6,332

Cost of sales ($ in thousands)	$10,472	$4,982	$5,490

Gross margin as a % of revenues	(2.3%)	(27.5%)	25.2%

Our U.S. segment reported revenues in the first quarter of 2018 that were $6.3 million, or 162%, higher than the first quarter of 2017. The increase was primarily due to greater U.S. drilling activity in the Bakken, Rockies and Texas markets for our lodge and wellsite businesses and higher revenues from our offshore business.

Our U.S. cost of sales increased $5.5 million, or 110%, in the first quarter of 2018 compared to the first quarter of 2017. The increase was driven by greater U.S. drilling activity in the Bakken, Rockies and Texas markets and greater activity in the offshore business.

Our U.S. segment gross margin as a percentage of revenues increased from (28)% in the first quarter of 2017 to (2)% in the first quarter of 2018, primarily due to increased U.S. drilling activity in the Bakken, Rockies and Texas markets, as well as the offshore business.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages, purchasing or leasing land under our land banking strategy, and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under the Amended Credit Agreement and proceeds from equity issuances. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions and refinance debt.

The following table summarizes our consolidated liquidity position as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Lender commitments (1)	$239,500	$275,000
Reductions in availability (2)	--	(165,845)
Borrowings against revolving credit capacity	(35,328)	--
Outstanding letters of credit	(2,442)	(1,773)
Unused availability	201,730	107,382
Cash and cash equivalents	41,977	32,647
Total available liquidity	$243,707	$140,029

(1)

In connection with the effectiveness of our Amended Credit Agreement on April 2, 2018, lender commitments were reduced to $239.5 million. We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$1.3 million and A$0.8 million under this facility outstanding as of March 31, 2018 and December 31, 2017, respectively.

(2)

As of March 31, 2018, there were no reductions in our availability under the Amended Credit Agreement. As of December 31, 2017, $165.8 million of our borrowing capacity under the Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Credit Agreement.

Cash totaling $2.8 million was provided by operations during the first quarter of 2018, compared to $9.8 million provided by operations during the first quarter of 2017. The decrease in operating cash flow in 2018 compared to 2017 was primarily due to reduced operating margins. During the first quarter of 2018 and 2017, $3.3 million and $2.0 million, respectively, was used in working capital.

Cash was used in investing activities during the three months ended March 31, 2018 in the amount of $23.6 million, compared to cash used in investing activities during the three months ended March 31, 2017 in the amount of $3.3 million. The increase in cash used in investing activities was primarily due to $23.8 million to fund the Lakeland asset acquisition. Capital expenditures totaled $2.7 million and $3.9 million during the three months ended March 31, 2018 and 2017, respectively. Capital expenditures in the first quarter of each of 2018 and 2017 consisted primarily of routine maintenance capital expenditures. In addition, capital expenditures in the first quarter of 2017 consisted of investments in an enterprise information system.

We expect our capital expenditures for 2018, exclusive of any business acquisitions, to be in the range of $20 million to $25 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. This range includes capital expenditures related to the assets we acquired in the Noralta acquisition.  Whether planned expenditures will actually be spent in 2018 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Amended Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

Net cash of $31.0 million was provided by financing activities during the three months ended March 31, 2018 primarily due to net borrowings under our revolving credit facilities of $35.6 million, partially offset by repayments of term loan borrowings of $4.1 million.  Cash borrowed of $30.3 million under the Credit Agreement in the first quarter of 2018 was used to fund the Noralta acquisition, which closed on April 2, 2018.  Net cash of $18.9 million was provided by financing activities during the three months ended March 31, 2017 primarily due to net proceeds from our February 2017 equity offering of $64.8 million, offset by net repayments under our revolving credit facilities of $40.0 million and repayments of term loan borrowings of $3.9 million.

The following table summarizes the changes in debt outstanding during 2018 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2017	$297,623	$--	$--	$297,623
Borrowings under revolving credit facilities	11,608	35,558	--	47,166
Repayments of borrowings under revolving credit facilities	(11,525)	--	--	(11,525)
Repayments of term loans	(4,079)	--	--	(4,079)
Translation	(8,110)	(230)	--	(8,340)
Balance at March 31, 2018	$285,517	$35,328	$--	$320,845

We funded the cash portion of the consideration for the Noralta acquisition with cash on hand and borrowings under the Amended Credit Agreement.  Our Amended Credit Agreement allows us to include in our leverage ratio calculation the trailing twelve months of an acquired company’s EBITDA on a pro forma combined basis.  By including Noralta’s EBITDA in our leverage ratio calculation, our borrowing capacity under the Amended Credit Agreement increased, thereby allowing us to borrow the necessary funds to pay the cash consideration portion of the acquisition.  Of the $161.1 million in borrowings to pay the cash consideration, $30.3 million was borrowed in the first quarter of 2018, with the remaining amount borrowed in April 2018.

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

Amended Credit Agreement

On April 2, 2018, the Amended Credit Agreement became effective, which:

●

provided for the reduction by $35.5 million of the aggregate revolving loan commitments under the Amended Credit Agreement, to a maximum principal amount of $239.5 million, allocated as follows: (1) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (2) a $159.5 million senior secured revolving credit facility, after combining the commitments of the previously existing two tranches of the Canadian revolving credit facility into one tranche, in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (3) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower;

●	extended the maturity date by 18 months, from May 30, 2019 to November 30, 2020;

●	adjusted the maximum leverage ratio financial covenant, as follows:

Period Ended	Maximum Leverage Ratio
March 31, 2018	4.50 : 1.00
June 30, 2018	4.50 : 1.00
September 30, 2018	4.25 : 1.00
December 31, 2018	3.75 : 1.00
March 31, 2019 & thereafter	3.50 : 1.00

; and

●	provided for other technical changes and amendments to the Credit Agreement.

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 4.00%, or a base rate plus 1.25% to 3.00%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to the Canadian Dollar Offered Rate plus a margin of 2.25% to 4.00%, or a base rate plus a margin of 1.25% to 3.00%, in each case based on a ratio of our consolidated total leverage to EBITDA. Australian dollar amounts outstanding under the Amended Credit Facility bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 4.00%, based on a ratio of our consolidated total leverage to EBITDA.

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.50 to 1.0 (as of March 31, 2018). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with our covenants as of March 31, 2018.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of March 31, 2018, we had 15 lenders that are parties to the Credit Agreement, with commitments ranging from $0.7 million to $121.7 million. At April 2, 2018, the lenders that are parties to the Amended Credit Agreement were reduced to nine.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017. As of March 31, 2018, except for net borrowings under our revolving credit facilities, there were no material changes to this disclosures regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2017.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2018, we had $320.8 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $3.2 million annually, based on our floating-rate debt obligations and interest rates in effect as of March 31, 2018.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.1 billion and A$0.4 billion, respectively, at March 31, 2018. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of March 31, 2018 would result in translation adjustments of approximately $11 million and $38 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Noralta acquisition, on January 26, 2018, a putative class action captioned Philip Suhr v. Civeo Corporation, et al. was filed in the U.S. District Court for the Southern District of Texas against Civeo and members of its board of directors.  The complaint alleges that Civeo filed a materially incomplete and misleading proxy statement in connection with the Noralta acquisition, in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 of the Securities and Exchange Commission.  The complaint originally sought injunctive relief, including to enjoin the shareholder vote on the Noralta acquisition as well as the acquisition itself, damages and an award of attorneys' fees, in addition to other relief.  On February 5, 2018, the plaintiff filed a motion for a preliminary injunction (the “Preliminary Injunction Motion”) to prevent the shareholder meeting on March 28, 2018 from taking place.  On March 22, 2018, the plaintiff withdrew the Preliminary Injunction Motion on the grounds that additional disclosures contained in Civeo’s March 22, 2018 Current Report on Form 8-K, which Civeo believes were immaterial, mooted the claims raised in the plaintiff’s complaint and asserted as the basis for the Preliminary Injunction Motion.  Civeo believes that the pending lawsuit is without merit and intends to defend vigorously against it.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
January 1, 2018 – January 31, 2018	14,568	(1)	$3.21	(2)	--	--
February 1, 2018 – February 28, 2018	167,550	(1)	$3.28	(2)	--	--
March 1, 2018 – March 31, 2018	--		--		--	--
Total	182,118		$3.25		--	--

(1)

Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)

The price paid per share was based on the closing price of our common shares on January [8], 201[8], January 10, 2018, January 19, 201[8], February [1][1], 201[8], February 1[9], 201[8] and February 2[1], 201[8], the respective dates as of which the restrictions lapsed on such shares.

(3)	We did not have at any time during the quarter ended March 31, 201[8], and currently do not have, a share repurchase program in place.

ITEM 6. Exhibits

(a)  INDEX OF EXHIBITS

Exhibit No.		Description

3.1	—	Notice of Articles of Civeo Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Civeo Corporation’s Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

3.2	—

Amended and Restated Articles of Civeo Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to Civeo Corporation’s Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

10.1	—

Amending Agreement, dated March 15, 2018, among Civeo Corporation, the Torgerson Family Trust, 989677 Alberta Ltd., 1818939 Alberta Ltd., 2040618 Alberta Ltd., 2040624 Alberta Ltd., 2073357 Alberta Ltd., 2073358 Alberta Ltd., Lance Torgerson and Noralta Lodge Ltd. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on March 16, 2018).

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

CIVEO CORPORATION

Date: April 27, 2018	By /s/ Frank C. Steininger
Frank C. Steininger
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal Financial Officer)