Form 10-Q
period 2018-06-30
Civeo Corp
filed 2018-07-27
CIK 1590584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

The Registrant had 167,958,214 common shares outstanding as of July 23, 2018.

CIVEO CORPORATION

INDEX

Page No.
Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Financial Statements
Unaudited Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2018 and 2017	3
Unaudited Consolidated Statements of Comprehensive Loss for the Three and Six Month Periods Ended June 30, 2018 and 2017	4
Consolidated Balance Sheets – June 30, 2018 (unaudited) and December 31, 2017	5
Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2018 and 2017	6
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017	7
Notes to Unaudited Consolidated Financial Statements	8–24

Cautionary Statement Regarding Forward-Looking Statements	25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41-42

Item 4. Controls and Procedures	42

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6. Exhibits	44

(a) Index of Exhibits	44

Signature Page	45

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
Revenues:
Service and other	$126,486	$89,013	$222,890	$178,874
Product	3,691	2,997	8,791	4,565
	130,177	92,010	231,681	183,439
Costs and expenses:
Service and other costs	86,294	56,844	159,249	116,376
Product costs	2,443	2,640	6,816	4,780
Selling, general and administrative expenses	22,539	14,060	39,426	28,270
Depreciation and amortization expense	34,270	31,554	65,034	64,383
Impairment expense	--	--	28,661	--
Other operating expense	132	279	511	729
	145,678	105,377	299,697	214,538
Operating loss	(15,501)	(13,367)	(68,016)	(31,099)

Interest expense to third-parties	(7,103)	(4,752)	(12,925)	(10,256)
Loss on extinguishment of debt	(748)	--	(748)	(842)
Interest income	18	10	76	20
Other income	252	476	2,511	730
Loss before income taxes	(23,082)	(17,633)	(79,102)	(41,447)
Income tax benefit	23,371	2,916	24,056	5,864
Net income (loss)	289	(14,717)	(55,046)	(35,583)
Less: Net income attributable to noncontrolling interest	122	99	244	220
Net income (loss) attributable to Civeo Corporation	167	(14,816)	(55,290)	(35,803)
Less: Dividends attributable to Class A preferred shares	48,488	--	48,488	--
Net loss attributable to Civeo common shareholders	$(48,321)	$(14,816)	$(103,778)	$(35,803)

Per Share Data (see Note 10)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.29)	$(0.11)	$(0.70)	$(0.28)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.29)	$(0.11)	$(0.70)	$(0.28)

Weighted average number of common shares outstanding:
Basic	165,373	130,692	148,595	125,796
Diluted	165,373	130,692	148,595	125,796

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017

Net income (loss)	$289	$(14,717)	$(55,046)	$(35,583)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of zero	(16,434)	6,313	(24,255)	24,348
Total other comprehensive income (loss)	(16,434)	6,313	(24,255)	24,348

Comprehensive loss	(16,145)	(8,404)	(79,301)	(11,235)
Comprehensive income attributable to noncontrolling interest	(120)	(72)	(242)	(541)
Comprehensive loss attributable to Civeo Corporation	$(16,265)	$(8,476)	$(79,543)	$(11,776)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	JUNE 30, 2018	DECEMBER 31, 2017
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$4,786	$32,647
Accounts receivable, net	75,789	66,823
Inventories	4,720	7,246
Prepaid expenses	15,998	14,481
Other current assets	16,383	1,553
Assets held for sale	12,519	9,462
Total current assets	130,195	132,212

Property, plant and equipment, net	734,242	693,833
Goodwill	117,307	--
Other intangible assets, net	133,964	22,753
Other noncurrent assets	2,240	5,114
Total assets	$1,117,948	$853,912

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,797	$27,812
Accrued liabilities	17,265	22,208
Income taxes	1,568	1,728
Current portion of long-term debt	27,643	16,596
Deferred revenue	3,123	5,442
Other current liabilities	4,520	1,843
Total current liabilities	83,916	75,629

Long-term debt, less current maturities	399,520	277,990
Deferred income taxes	29,003	--
Other noncurrent liabilities	30,044	23,926
Total liabilities	542,483	377,545

Commitments and contingencies (Note 14)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,679 shares and zero shares issued and outstanding, respectively; aggregate liquidation preference of $97,268,530 as of June 30, 2018)	55,305	--
Common shares (no par value; 550,000,000 shares authorized, 168,315,440 shares and 132,427,885 shares issued, respectively, and 167,958,214 shares and 132,262,434 shares outstanding, respectively)	--	--
Additional paid-in capital	1,555,994	1,383,934
Accumulated deficit	(682,497)	(579,113)
Common shares held in treasury at cost, 357,226 and 165,451 shares, respectively	(990)	(358)
Accumulated other comprehensive loss	(352,466)	(328,213)
Total Civeo Corporation shareholders’ equity	575,346	476,250
Noncontrolling interest	119	117
Total shareholders’ equity	575,465	476,367
Total liabilities and shareholders’ equity	$1,117,948	$853,912

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2016	$--	$--	$1,311,226	$(472,764)	$(65)	$(362,930)	$523	$475,990
Net income (loss)	--	--	--	(35,803)	--	--	220	(35,583)
Currency translation adjustment	--	--	--	--	--	24,027	321	24,348
Dividends paid	--	--	--	--	--	--	(962)	(962)
Cumulative effect of implementation of ASU 2016-09	--	--	636	(636)	--	--	--	--
Equity offering	--	--	64,817	--	--	--	--	64,817
Share-based compensation	--	--	3,750	--	(293)	--	--	3,457
Balance, June 30, 2017	$--	$--	$1,380,429	$(509,203)	$(358)	$(338,903)	$102	$532,067

Balance, December 31, 2017	$--	$--	$1,383,934	$(579,113)	$(358)	$(328,213)	$117	$476,367
Net income (loss)	--	--	--	(55,290)	--	--	244	(55,046)
Currency translation adjustment	--	--	--	--	--	(24,253)	(2)	(24,255)
Dividends paid	--	--	--	--	--	--	(240)	(240)
Cumulative effect of implementation of ASU 2014-09	--	--	--	394	--	--	--	394
Issuance of shares for acquisitions	6,972	--	166,892	--	--	--	--	173,864
Dividends attributable to Class A preferred shares (Note 12)	48,333	--	155	(48,488)	--	--	--	--
Share-based compensation	--	--	5,013	--	(632)	--	--	4,381
Balance, June 30, 2018	$55,305	$--	$1,555,994	$(682,497)	$(990)	$(352,466)	$119	$575,465

	Preferred Shares (in thousands)	Common Shares (in thousands)
Balance, December 31, 2017	--	132,262
Stock-based compensation	--	1,566
Issuance of shares for acquisitions	9,679	34,130
Balance, June 30, 2018	9,679	167,958

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(55,046)	$(35,583)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	65,034	64,383
Impairment charges	28,661	--
Loss on extinguishment of debt	748	842
Deferred income tax benefit	(23,661)	(6,732)
Non-cash compensation charge	5,013	3,750
Gains on disposals of assets	(2,332)	(854)
Provision for loss on receivables, net of recoveries	(58)	(57)
Other, net	3,065	2,147
Changes in operating assets and liabilities:
Accounts receivable	10,661	(1,639)
Inventories	3,111	(664)
Accounts payable and accrued liabilities	(16,668)	(4,499)
Taxes payable	(1,250)	639
Other current assets and liabilities, net	(3,301)	(7,332)
Net cash flows provided by operating activities	13,977	14,401

Cash flows from investing activities:
Capital expenditures	(5,943)	(6,037)
Payments related to acquisitions, net of cash acquired	(185,200)	--
Proceeds from disposition of property, plant and equipment	3,438	1,160
Other, net	110	375
Net cash flows used in investing activities	(187,595)	(4,502)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	--	64,817
Revolving credit borrowings	232,123	44,525
Revolving credit repayments	(70,067)	(84,462)
Term loan repayments	(11,068)	(8,000)
Debt issuance costs	(2,742)	(1,795)
Other, net	(632)	(293)
Net cash flows provided by financing activities	147,614	14,792

Effect of exchange rate changes on cash	(1,857)	850
Net change in cash and cash equivalents	(27,861)	25,541
Cash and cash equivalents, beginning of period	32,647	1,785

Cash and cash equivalents, end of period	$4,786	$27,326

Non-cash investing activities:
Value of common shares issued as consideration for acquisitions	$119,297	$--
Value of preferred shares issued as consideration for acquisition	$54,821	$--

Non-cash financing activities:
Preferred dividends paid-in-kind	$484	$--

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

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Effective with our quarterly report on Form 10-Q for the quarter ended March 31, 2018, we have adopted this standard effective January 1, 2018.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which replaces the existing guidance for lease accounting, Leases (Topic 840).  ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases with terms longer than 12 months.  The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2018 and interim periods within the reporting periods.  An entity will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  We are currently evaluating the impact of this new standard on our consolidated financial statements.  We have finalized our implementation plan and are in the process of analyzing our lease portfolio.

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606).  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017.  Effective with our quarterly report on Form 10-Q for the quarter ended March 31, 2018, we have adopted this standard effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 is presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606. Upon adoption of this standard, we recognized a cumulative effect adjustment of $0.4 million to accumulated deficit in the accompanying unaudited consolidated balance sheet as of June 30, 2018. We expect the impact of the adoption of the new standard to be immaterial to our consolidated financial statements on an ongoing basis.

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Canada
Accommodation revenues	$80,620	$53,637	$131,267	$109,867
Mobile facility rental revenues	2,107	243	9,901	802
Catering and other services revenues	3,716	2,646	7,455	6,089
Manufacturing revenues	75	1,142	1,285	1,416
Total Canada revenues	86,518	57,668	149,908	118,174

Australia
Accommodation revenues	$29,966	$28,607	$57,664	$55,623
Catering and other services revenues	611	--	788	--
Total Australia revenues	30,577	28,607	58,452	55,623

United States
Accommodation revenues	$5,177	$2,446	$8,343	$4,544
Mobile facility rental revenues	4,533	2,072	8,110	3,117
Manufacturing revenues	3,329	1,167	6,793	1,907
Catering and other services revenues	43	50	75	74
Total United States revenues	13,082	5,735	23,321	9,642

Total revenues	$130,177	$92,010	$231,681	$183,439

Because of control transferring over time, the majority of our revenue is recognized based on the extent of progress towards completion of the performance obligation. At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer our customers a good or service (or bundle of goods or services) that is distinct. Our customers typically contract for accommodation services under take-or-pay contracts with terms that most often range from several months to three years. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for services provided. We typically contract our facilities to our customers on a fee per day basis where the goods and services promised include lodging and meals. To identify the performance obligations, we consider all of the goods and services promised in the context of the contract and the pattern of transfer to our customers.

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

As of June 30, 2018, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue (in thousands):

	For the years ending December 31,
	2018	2019	2020	Thereafter	Total

Revenue expected to be recognized as of June 30, 2018	$71,680	$81,789	$45,101	$1,857	$200,427

4.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of June 30, 2018 and December 31, 2017, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the first quarter of 2018, we wrote down certain long-lived assets to fair value. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. Please see Note 6 – Impairment Charges for further information.

During the first and second quarter of 2018, we acquired certain assets and businesses and recorded them at fair value. Determining the fair value of assets acquired and liabilities assumed requires the exercise of significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The cash flows employed in the valuation are based on our best estimates of future sales, earnings and cash flows after considering factors such as general market conditions, expected future customer orders, contracts with suppliers, labor costs, changes in working capital, long term business plans and recent operating performance. Please see Note 7 – Acquisitions for further information.

5.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2018 and December 31, 2017 is presented below (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable, net:
Trade	$54,190	$46,692
Unbilled revenue	22,741	20,555
Other	158	914
Total accounts receivable	77,089	68,161
Allowance for doubtful accounts	(1,300)	(1,338)
Total accounts receivable, net	$75,789	$66,823

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

	June 30, 2018	December 31, 2017
Inventories:
Finished goods and purchased products	$2,581	$2,211
Work in process	1,040	4,096
Raw materials	1,099	939
Total inventories	$4,720	$7,246

	Estimated Useful Life (in years)			June 30, 2018	December 31, 2017
Property, plant and equipment, net:
Land				$47,929	$40,567
Accommodations assets	3	-	15	1,719,298	1,658,867
Buildings and leasehold improvements	5	-	20	24,229	24,181
Machinery and equipment	4	-	15	10,243	8,848
Office furniture and equipment	3	-	7	53,889	53,688
Vehicles	3	-	5	14,390	13,869
Construction in progress				4,480	2,770
Total property, plant and equipment				1,874,458	1,802,790
Accumulated depreciation				(1,140,216)	(1,108,957)
Total property, plant and equipment, net				$734,242	$693,833

	June 30, 2018	December 31, 2017
Accrued liabilities:
Accrued compensation	$15,459	$20,424
Accrued taxes, other than income taxes	1,538	1,224
Accrued interest	38	15
Other	230	545
Total accrued liabilities	$17,265	$22,208

6.	IMPAIRMENT CHARGES

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

Noralta

Description of Transaction.  On April 2, 2018, we acquired the equity of Noralta Lodge Ltd. (Noralta), located in Alberta, Canada (the Noralta Acquisition).  The total consideration, which is subject to adjustment in accordance with the terms of the definitive agreement, included (i) C$207.7 million (or approximately US$161.1 million) in cash, of which C$43.5 million is held in escrow by Alliance Trust Company (the Escrow Agent) to support the sellers’ indemnification obligations under the definitive agreement and certain obligations of the sellers to compensate us for certain increased employee compensation costs that are expected to be incurred as a result of the recent union certification of certain classes of Noralta employees, (ii) 32.8 million of our common shares, of which (a) 13.5 million shares are held in escrow by the Escrow Agent and will be released based on certain conditions related to Noralta customer contracts remaining in place and (b) 2.4 million shares are held in escrow by the Escrow Agent and will be released based on the employee compensation cost increases described above, and (iii) 9,679 Class A Series 1 Preferred Shares (the Preferred Shares) with an initial liquidation preference of $96.8 million, of which 692 shares are held in escrow by the Escrow Agent and will be released based on the employee compensation cost increases described above.  As a result of the Noralta Acquisition, we expanded our existing accommodations business in the Canadian oil sands market. We funded the cash consideration with cash on hand and borrowings under the Amended Credit Agreement (as defined in Note 11).

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The Noralta Acquisition was accounted for in accordance with the acquisition method of accounting for business combinations and, accordingly, the results of operations of Noralta were reported in our financial statements as part of our Canadian reportable business segment beginning on  April 2, 2018, the date of acquisition. During the three and six months ended June 30, 2018, we recorded approximately $32.0 million of revenue and $13.1 million of gross margin in the accompanying unaudited consolidated statements of operations related to the Noralta Acquisition.

Calculation of Purchase Consideration. The total purchase consideration received by the Noralta shareholders was based on the cash consideration and fair value of our common shares and Preferred Shares issued on April 2, 2018. The purchase consideration below reflects the fair value of common shares issued, which is based on the closing price on March 29, 2018 (the last business day prior to April 2, 2018) of our common shares of $3.77 per share and the estimated fair value of Preferred Shares issued, which are valued at 61% of the initial liquidation preference of the Preferred Shares of $96.79 million.

A portion of the consideration paid, $11.6 million cash, 2.4 million common shares and 692 Preferred Shares, is currently being held in escrow to support certain obligations of the sellers to compensate us for certain increased employee compensation costs that are expected to be incurred as a result of the recent union certification of certain classes of Noralta employees.  As of April 2, 2018, we expected the escrowed amounts to be released to us within 12 months, and therefore, a receivable of $11.6 million related to the cash expected to be released has been established.  Additionally, no fair value has been allocated to such common share or Preferred Shares portion of the consideration.

The purchase consideration and estimated fair value of Noralta’s net assets acquired as of April 2, 2018 is presented as follows:

(In thousands, except per share data)

Common shares issued	32,791
Common share price as of March 29, 2018	$3.77
Common share consideration		$123,622
Cash consideration		161,162
Preferred Share consideration		59,042
Total purchase consideration		$343,826
Less: Common shares held in escrow, expected to be released to Civeo		(8,825)
Less: Cash held in escrow, expected to be released to Civeo		(15,763)
Less: Preferred Shares held in escrow, expected to be released to Civeo		(4,221)
Total purchase consideration		$315,017

At the time the Preferred Shares were issued, we determined that a beneficial conversion feature existed because the fair value of the securities into which the Preferred Shares were convertible was greater than the effective conversion price on the issuance date. Accordingly, we recorded a beneficial conversion feature of $47.8 million. The beneficial conversion feature was recorded as an increase to additional paid-in capital with the offset recorded as a discount on the Preferred Shares. For further discussion of the Preferred Shares, including dividends on the Preferred Shares, please see Note 12 – Preferred Shares.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Purchase Price Allocation. The application of purchase accounting under ASC 805 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at April 2, 2018, with amounts exceeding the fair values being recorded as goodwill. The allocation process requires an analysis of acquired fixed assets, contracts, and contingencies to identify and record the fair value of all assets acquired and liabilities assumed. Our allocation of the purchase price to specific assets and liabilities is based, in part, upon outside appraisals using customary valuation procedures and techniques. The purchase price allocation is preliminary, as we are finalizing our valuation of tangible and intangible assets acquired. We expect to complete our purchase price allocation by the end of 2018. However, the differences between the final and preliminary purchase price allocations, if any, are not expected to have a material effect on our financial position or results of operations. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at April 2, 2018 (in thousands):

Cash and cash equivalents	$24
Accounts receivable (1)	21,456
Inventories	839
Other current assets	4,550
Property, plant and equipment	132,888
Goodwill	119,858
Intangible assets	114,136
Total assets acquired	393,751

Accounts payable and accrued liabilities	15,305
Income taxes payable	1,226
Other current liabilities	2,079
Deferred income taxes	53,066
Other noncurrent liabilities	7,058
Total liabilities assumed	78,734
Net assets acquired	$315,017

(1)	The aggregate fair value of the acquired accounts receivable approximated the aggregate gross contractual amount.

Goodwill has been recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired. The goodwill is primarily attributable to synergies expected to arise from the Noralta Acquisition. The goodwill is not expected to be deductible for tax purposes. The fair value of the assets acquired and liabilities assumed were determined using income, market and cost valuation methodologies. The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement. Fair values of property, plant and equipment, excluding land, were determined using the cost approach. The cost approach estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. Fair values of land were determined using the market approach. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets. The income approach was used to value the intangible assets, consisting primarily of customer contracts, trade name and favorable/unfavorable lease contracts. The income approach indicates value for an asset or liability based on present value of cash flows projected to be generated over the remaining economic life of the asset or liability being measured. Projected cash flows are discounted at a required market rate of return that reflects the relative risk of achieving the cash flows and the time value of money.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

The purchase price allocation to the identifiable intangible assets and liabilities is as follows (in thousands):

Fair Value at April 2, 2018
Amortizable Intangible Assets
Trade name	$1,474
Contracts	110,258
Favorable lease contract	2,404
Total amortizable intangible assets	$114,136

Amortizable Intangible Liabilities
Unfavorable lease contracts	$2,456
Total amortizable intangible liabilities	$2,456

Net intangible assets	$111,680

The contracts acquired consist of accommodations contracts with two major investment grade oil sands producers which are subject to amortization over an estimated useful life of 20 years at the time of acquisition. The trade name was assigned to Noralta’s name recognition with an estimated useful life of 9 months at the time of acquisition. The favorable/unfavorable intangible contracts are related to leases that will be amortized over the remaining lease terms, which range from 3.8 years to 9.3 years at the time of acquisition. The unfavorable contracts are included in other noncurrent liabilities in the accompanying unaudited consolidated balance sheet.

Supplemental Pro Forma Financial Information. The following unaudited pro forma supplemental financial information presents the consolidated results of operations of the Company and Noralta as if the Noralta Acquisition had occurred on January 1, 2017. We have adjusted historical financial information to give effect to pro forma items that are directly attributable to the Noralta Acquisition and are expected to have a continuing impact on the consolidated results. These items include adjustments to record the incremental amortization and depreciation expense related to the increase in fair values of the acquired assets, interest expense related to borrowings under the Amended Credit Agreement to fund the Noralta Acquisition and to reclassify certain items to conform to our financial reporting presentation. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Noralta. The unaudited pro forma results do not purport to be indicative of the results of operations had the transaction occurred on the date indicated or of future results for the combined entities (in thousands, except per share data):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	(Unaudited)		(Unaudited)
	(Actual)	(Pro forma)	(Pro forma)	(Pro forma)
	2018	2017	2018	2017
Revenues	$130,177	$124,100	$266,264	$235,215
Net loss attributable to Civeo Corporation common shareholders	(48,321)	(6,330)	(101,846)	(27,208)

Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.29)	$(0.04)	$(0.69)	$(0.17)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.29)	$(0.04)	$(0.69)	$(0.17)

Included in the pro forma results above are certain adjustments due to the following: (i) increases in depreciation and amortization expense due to acquired intangibles and the increased recorded value of property, plant and equipment, and (ii) increases in interest expense due to additional credit facility borrowings to fund the Noralta Acquisition, and (iii) decreases due to the exclusion of transaction costs.

Transaction Costs. During the three months ended June 30, 2018, we recognized $5.6 million of costs in connection with the Noralta Acquisition that are included in Service and other costs ($0.2 million) and Selling, general and administrative (SG&A) expenses ($5.4 million), respectively. During the six months ended June 30, 2018, we recognized $6.6 million of costs in connection with the Noralta Acquisition that are included in Service and other costs ($0.2 million) and SG&A expenses ($6.4 million).

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Acadian Acres

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

Intangible assets acquired in the Acadian Acres acquisition totaled $8.2 million and consisted of a customer contract. The customer contract intangible is being amortized over the remaining contract term, which was 16 months at the time of acquisition.

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

8.	ASSETS HELD FOR SALE

During the fourth quarter of 2017, we made the decision to dispose of our modular construction and manufacturing plant near Edmonton, Alberta, Canada due to changing geographic and market needs. Accordingly, the facility met the criteria of held for sale. Its estimated fair value less the cost to sell exceeded its carrying value. Additionally, we have discontinued depreciation of the facility. Depreciation expense related to the facility totaled approximately $0.1 million and $0.3 million during the three and six months ended June 30, 2017, respectively. The facility is part of our Canadian reportable business segment.

Certain undeveloped land positions in the British Columbia LNG market in our Canadian segment previously met the criteria of held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $4.2 million.

In addition, as a result of the Noralta Acquisition, Noralta’s corporate offices located in Nisku, Alberta, Canada were closed and are being held for sale. The related assets are recorded at the estimated fair value less costs to sell of approximately $3.2 million and was the same value used in the purchase price allocation.

The following table summarizes the carrying amount as of June 30, 2018 and December 31, 2017 of the major classes of assets from the modular construction and manufacturing plant, undeveloped land positions and Noralta’s corporate offices we classified as held for sale (in thousands):

	June 30,	December 31,
	2018	2017
Assets held for sale:
Property, plant and equipment, net	$12,519	$9,418
Inventories	--	44
Total assets held for sale	$12,519	$9,462

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill from December 31, 2017 to June 30, 2018 are as follows (in thousands):

	Canadian	Australian	U.S.	Total
Balance as of December 31, 2017	$--	$--	$--	$--
Noralta Acquisition (1)	119,858	--	--	119,858
Foreign currency translation	(2,551)	--	--	(2,551)
Balance as of June 30, 2018	$117,307	$--	$--	$117,307

(1)	Please see Note 7 – Acquisitions for further information.

The following table presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Customer relationships	$43,331	$(34,327)	$45,209	$(33,997)
Trade name	1,443	(472)	--	--
Contracts / agreements	152,373	(30,704)	38,362	(26,853)
Favorable lease contract	2,353	(63)	--	--
Noncompete agreements	675	(675)	675	(675)
Total amortizable intangible assets	$200,175	$(66,241)	$84,246	$(61,525)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Licenses	30	--	32	--
Total indefinite-lived intangible assets	30	--	32	--
Total intangible assets	$200,205	$(66,241)	$84,278	$(61,525)

The weighted average remaining amortization period for all intangible assets, other than indefinite-lived intangibles, was 16.3 years as of June 30, 2018 and 3.1 years as of December 31, 2017. Please see Note 7 – Acquisitions for further information.

As of June 30, 2018, the estimated remaining amortization of our amortizable intangible assets was as follows (in thousands):

Year Ending December 31,
2018 (remainder of the year)	$10,422
2019	15,736
2020	12,728
2021	5,810
2022	5,797
Thereafter	83,441
Total	$133,934

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

10.	EARNINGS PER SHARE

The calculation of earnings per share attributable to Civeo is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic Loss per Share
Net loss attributable to Civeo common shareholders	$(48,321)	$(14,816)	$(103,778)	$(35,803)
Less: undistributed net income to participating securities	--	--	--	--
Net loss attributable to Civeo common shareholders - basic	$(48,321)	$(14,816)	$(103,778)	$(35,803)

Weighted average common shares outstanding - basic	165,373	130,692	148,595	125,796

Basic loss per share	$(0.29)	$(0.11)	$(0.70)	$(0.28)

Diluted Loss per Share
Net loss attributable to Civeo common shareholders - basic	$(48,321)	$(14,816)	$(103,778)	$(35,803)
Less: undistributed net income to participating securities	--	--	--	--
Net loss attributable to Civeo common shareholders - diluted	$(48,321)	$(14,816)	$(103,778)	$(35,803)

Weighted average common shares outstanding - basic	165,373	130,692	148,595	125,796
Effect of dilutive securities (1)	--	--	--	--
Weighted average common shares outstanding - diluted	165,373	130,692	148,595	125,796

Diluted loss per share	$(0.29)	$(0.11)	$(0.70)	$(0.28)

(1)

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three and six months ended June 30, 2018 and 2017. In the three months ended June 30, 2018 and 2017, we excluded from the calculation 4.1 million and 2.3 million share based awards, respectively, since the effect would have been anti-dilutive. In the six months ended June 30, 2018 and 2017, we excluded from the calculation 3.5 million and 2.1 million share based awards, respectively, since the effect would have been anti-dilutive. In the three and six months ended June 30, 2018, we excluded from the calculation the impact of converting the Preferred Shares into 29.3 million common shares, since the effect would have been anti-dilutive.

11.	DEBT

As of June 30, 2018 and December 31, 2017, long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Canadian term loan, which matures on November 30, 2020; 2.50% of aggregate principal repayable per quarter; weighted average interest rate of 5.5% for the six-month period ended June 30, 2018	$272,564	$297,623

U.S. revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 7.2% for the six-month period ended June 30, 2018	--	--

Canadian revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 6.1% for the six-month period ended June 30, 2018	132,516	--

Australian revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 5.5% for the six-month period ended June 30, 2018	25,129	--
	430,209	297,623
Less: Unamortized debt issuance costs	3,046	3,037
Total debt	427,163	294,586
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	27,643	16,596
Long-term debt, less current maturities	$399,520	$277,990

We did not have any capitalized interest to net against interest expense for either of the three-month periods ended June 30, 2018 or 2017.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

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

As a result of the Amended Credit Agreement, we recognized a loss during the second quarter of 2018 of approximately $0.7 million related to unamortized debt issuance costs, which is included in Loss on extinguishment of debt on the unaudited consolidated statements of operations.

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.50 to 1.0 (as of June 30, 2018).  As noted above, the permitted maximum leverage ratio changes over time.  Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of June 30, 2018.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of June 30, 2018, we have 9 lenders that are parties to the Credit Agreement, with commitments ranging from $24.9 million to $110.6 million.

12.	PREFERRED SHARES

As further discussed in Note 7 – Acquisitions, on April 2, 2018, we issued 9,679 Preferred Shares as part of the Noralta Acquisition. The Preferred Shares have an initial liquidation preference of $10,000 per share. Holders of the Preferred Shares will be entitled to receive a 2% annual dividend on the liquidation preference, subject to increase to up to 3% in certain circumstances, paid quarterly in cash or, at our option, by increasing the Preferred Shares’ liquidation preference or any combination thereof.

The Preferred Shares are convertible into our common shares at a conversion price of US$3.30 per Preferred Share, subject to certain anti-dilution adjustments (the Conversion Price). We have the right to elect to convert the Preferred Shares into our common shares if the 15-day volume weighted average price of our common shares is equal to or exceeds the Conversion Price. Holders of the Preferred Shares will have the right to convert the Preferred Shares into our common shares at any time after two years from the date of issuance, and the Preferred Shares mandatorily convert after five years from the date of issuance. The Preferred Shares also convert automatically into our common shares upon a change of control of Civeo. We may, at any time and from time to time, redeem any or all of the Preferred Shares for cash at the liquidation preference, plus accrued and unpaid dividends.

The Preferred Shares do not have voting rights, except as statutorily required.

During the three and six-month periods ended June 30, 2018, we recognized preferred dividends on the Preferred Shares as follows (in thousands):

Three and Six Months Ended
June 30,
2018

Deemed dividend on beneficial conversion feature at April 2, 2018	$47,849
In-kind dividend on June 30, 2018	484
Deemed dividend on beneficial conversion feature related to in-kind dividend	155
Total preferred dividends	$48,488

As noted in Note 7 - Acquisitions, at the time the Preferred Shares were issued, we determined that a beneficial conversion feature existed as the fair value of the securities into which the Preferred Shares were convertible was greater than the effective conversion price on the issuance date. Accordingly, we recorded a beneficial conversion feature of $47.8 million. The beneficial conversion feature was recorded as an increase to additional paid-in capital with the offset recorded as a discount on the Preferred Shares.  The increase to additional paid-in capital of the beneficial conversion feature is included in the $166.9 million increase due to issuance of shares for acquisitions on the unaudited consolidated statements of changes in shareholders’ equity.  Similarly, the discount to Preferred Shares of the beneficial conversion feature is netted in the $7.0 million increase due to issuance of shares for acquisitions on the unaudited consolidated statements of changes in shareholders’ equity.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

As the Preferred Shares do not have a stated redemption date, the discount is required to be recognized as a dividend over the minimum period from the date of issuance through the date of earliest conversion. Because the 15-day volume weighted average price of our common shares was greater than $3.30 on April 2, 2018, the earliest conversion date was determined to be April 2, 2018. Accordingly, we recorded a deemed dividend on April 2, 2018 totaling the discount of $47.8 million.

The Board of Directors elected to pay the dividend due on June 30, 2018, which totaled $49.44 per Preferred Share, through an increase in the liquidation preference rather than in cash. The paid-in-kind dividend of $0.5 million is included in Preferred dividends on the unaudited consolidated statement of operations for the three and six month periods ended June 30, 2018.

In addition, at the time the dividend was deemed to be paid-in-kind, the fair value of the securities into which the Preferred Shares were convertible was greater than the effective conversion price on the deemed payment date. Accordingly, we recorded a beneficial conversion feature of $0.2 million. The beneficial conversion feature was recorded as an increase to additional paid-in capital with the offset recorded as a discount on the Preferred Shares. As the Preferred Shares do not have a stated redemption date, the discount is required to be recognized as a dividend over the minimum period from the date of issuance through the date of earliest conversion. Because the 15-day volume weighted average price of our common shares was greater than $3.30 on June 30, 2018, the earliest conversion date was determined to be June 30, 2018. Accordingly, we recorded a deemed dividend on June 30, 2018 totaling the discount of $0.2 million.

13.	INCOME TAXES

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

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions.  As of June 30, 2018, Australia and the U.S. are loss jurisdictions for tax accounting purposes, therefore Australia and the U.S. have been removed from the annual effective tax rate computation for purposes of computing the interim tax provision.  Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs.

As part of the acquisition of Noralta as described in Note 7 – Acquisitions, the purchase price allocation included $53 million of deferred tax liabilities in Canada.  As of June 30, 2018, the addition of these deferred tax liabilities resulted in Canada no longer being considered a loss jurisdiction.  Accordingly, a benefit of $4.9 million was recorded to reverse a valuation allowance against the Canadian net deferred tax asset and Canadian pre-tax results were included in the annual effective tax rate.

Our income tax benefit for the six months ended June 30, 2018 totaled $24.1 million, or 30.4% of pretax loss, compared to a benefit of $5.9 million, or 14.1% of pretax loss, for the six months ended June 30, 2017.  Our effective tax rate for the six months ended June 30, 2018 and 2017 was reduced approximately 5% and 13%, respectively, by the exclusion of Australia and the U.S. for purposes of computing the interim tax provision since they are considered loss jurisdictions for tax accounting purposes.

Our income tax benefit for the three months ended June 30, 2018 totaled $23.4 million, or 101.3% of pretax loss, compared to a benefit of $2.9 million, or 16.5% of pretax loss, for the three months ended June 30, 2017.  The effective tax rate for the three months ended June 30, 2018 was impacted by an increase in the 2018 effective tax rate due to Canada no longer being considered a loss jurisdiction.  Under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date provision.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

14.	COMMITMENTS AND CONTINGENCIES

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

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $24.3 million from $328.2 million at December 31, 2017 to $352.5 million at June 30, 2018, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first half of 2018 were primarily driven by the Australian dollar and Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.3 billion and A$0.4 billion, respectively, at June 30, 2018.

16.	SHARE BASED COMPENSATION

Our employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board of Directors and the Compensation Committee of our Board of Directors to approve grants of options, awards of restricted shares, performance awards and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 18.7 million Civeo common shares may be awarded under the Civeo Plan.

Outstanding Awards

Options. Compensation expense associated with options recognized in the three month periods ended June 30, 2018 and 2017 totaled zero and less than $0.1 million, respectively. Compensation expense associated with options recognized in the six month periods ended June 30, 2018 and 2017 totaled less than $0.1 million during both periods. At June 30, 2018, unrecognized compensation cost related to options was zero.

Restricted Share / Deferred Share Awards. On February 20, 2018, we granted 2,018,990 restricted share awards and deferred share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 20, 2019. On May 10, 2018, we granted 265,153 restricted share awards to our outside directors, which vest in their entirety on May 10, 2019.

Compensation expense associated with restricted share awards and deferred share awards recognized in the three month periods ended June 30, 2018 and 2017 totaled $1.6 million and $1.0 million, respectively. Compensation expense associated with restricted share awards and deferred share awards recognized in the six month periods ended June 30, 2018 and 2017 totaled $2.9 million and $2.3 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the three months ended June 30, 2018 and 2017 was $1.0 million and $1.1 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the six months ended June 30, 2018 and 2017 was $3.4 million and $2.4 million, respectively.

At June 30, 2018, unrecognized compensation cost related to restricted share awards and deferred share awards was $11.4 million, which is expected to be recognized over a weighted average period of 2.1 years.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Phantom Share Awards. During the three month periods ended June 30, 2018 and 2017, we recognized compensation expense associated with phantom shares totaling $2.6 million and $1.1 million, respectively. During the six month periods ended June 30, 2018 and 2017, we recognized compensation expense associated with phantom shares totaling $6.0 million and $4.1 million, respectively. At June 30, 2018, unrecognized compensation cost related to phantom shares was $6.8 million, as remeasured at June 30, 2018, which is expected to be recognized over a weighted average period of 0.9 years.

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

During the three month periods ended June 30, 2018 and 2017, we recognized compensation expense associated with performance awards totaling $1.2 million and $0.8 million, respectively. During the six month periods ended June 30, 2018 and 2017, we recognized compensation expense associated with performance awards totaling $2.2 million and $1.5 million, respectively. At June 30, 2018, unrecognized compensation cost related to performance shares was $7.4 million, which is expected to be recognized over a weighted average period of 2.0 years.

17.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on workforce accommodations.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED

FINANCIAL STATEMENTS

(Continued)

Financial information by business segment for each of the three and six months ended June 30, 2018 and 2017 is summarized in the following table (in thousands):

	Total Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2018
Canada	$86,518	$19,245	$(6,718)	$1,409	$860,149
Australia	30,577	10,649	(1,099)	475	314,446
United States	13,082	2,861	(1,832)	1,029	61,243
Corporate and eliminations	--	1,515	(5,852)	334	(117,890)
Total	$130,177	$34,270	$(15,501)	$3,247	$1,117,948

Three months ended June 30, 2017
Canada	$57,668	$17,559	$(9,586)	$465	$552,076
Australia	28,607	11,231	(3,416)	600	383,715
United States	5,735	1,194	(3,604)	212	30,978
Corporate and eliminations	--	1,570	3,239	877	(50,181)
Total	$92,010	$31,554	$(13,367)	$2,154	$916,588

Six months ended June 30, 2018
Canada	$149,908	$35,756	$(46,648)	$2,481	$860,149
Australia	58,452	21,766	(4,265)	1,069	314,446
United States	23,321	4,467	(5,096)	1,898	61,243
Corporate and eliminations	--	3,045	(12,007)	495	(117,890)
Total	$231,681	$65,034	$(68,016)	$5,943	$1,117,948

Six months ended June 30, 2017
Canada	$118,174	$35,972	$(14,592)	$1,516	$552,076
Australia	55,623	23,053	(4,617)	1,455	383,715
United States	9,642	2,384	(6,406)	636	30,978
Corporate and eliminations	--	2,974	(5,484)	2,430	(50,181)
Total	$183,439	$64,383	$(31,099)	$6,037	$916,588

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

Noralta Acquisition

On April 2, 2018, we completed our previously announced acquisition of Noralta Lodge Ltd. (Noralta). The consideration for the acquisition totaled (i) C$207.7 million (or approximately US$161.1 million) in cash, subject to customary post-closing adjustments for working capital, indebtedness and transaction expenses; (ii) 32.8 million of our common shares, and (iii) 9,679 shares of our Class A Series 1 Preferred Shares with an initial liquidation preference of US$96.79 million and initially convertible into 29.3 million of our common shares. We funded the cash consideration with cash on hand and borrowings under the Amended Credit Agreement. Please see Note 7 – Acquisitions to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further information.

Amended Credit Agreement

On April 2, 2018, we amended our Amended Credit Agreement. Please see Note 11 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further information.

Macroeconomic Environment

We provide workforce accommodations to the natural resource industry in Canada, Australia and the U.S. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase; and (2) the operations or production phase. Historically, initial demand for our services has been driven by our customers’ capital spending programs related to the construction and development of oil sands and coal mines and associated infrastructure as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by continued development and expansion of natural resource production and operation of oil sands and mining facilities. In general, industry capital spending programs are based on the outlook for commodity prices, economic growth, global commodity supply/demand dynamics and estimates of resource production. As a result, demand for our products and services is largely sensitive to expected commodity prices, principally related to crude oil and metallurgical (met) coal.

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

After beginning to drop in the second half of 2014, global oil prices dropped during the first quarter of 2016 to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. With falling WTI oil prices, WCS also fell. Prices began to increase in March 2016, and after falling slightly in the second quarter of 2017, prices continued to increase through the first half of 2018. WCS prices in the second quarter of 2018 averaged $49.93 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $83.78 in the second quarter of 2014. The WCS Differential decreased from $26.00 per barrel at the end of the fourth quarter of 2017 to $21.00 per barrel at the end of the second quarter of 2018. As of July 23, 2018, the WTI price was $69.54 and the WCS price was $41.39, resulting in a WCS Differential of $28.15. The current level of the WCS Differential is resulting from continued pipeline access limitations.

There remains a risk that prices for Canadian oil sands crude oil related products could deteriorate for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The depressed price levels through the first quarter of 2016 negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our services in late 2014 and throughout 2015 and 2016. Although we have seen an increase in oil prices since late 2016 and through the first half of 2018, we are not expecting significant improvement in customer activity in the near-term. The current outlook for expansionary projects in Canada is primarily related to proposed pipeline and in-situ oil sands projects. However, continued uncertainty and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets.

Our U.S. business is also primarily tied to oil prices, specifically oil shale drilling and completion activity, and therefore WTI oil prices, in the Bakken, Rockies and Permian Basins.  With the recovery in oil prices since late 2016 and through the first half of 2018, coupled with ample capital availability for U.S. E&P companies, oil drilling and completion activity in the U.S. has significantly increased over the past year.   The U.S. oil rig count has increased from its low of 316 rigs in May 2016 to over 800 rigs active in the second quarter of 2018.  As of July 20, 2018, there were 858 active oil rigs in the U.S. (as measured by Bakerhughes.com).  U.S. oil drilling and completion activity will continue to be dependent on sustained higher WTI oil prices and sufficient capital to support E&P drilling and completion plans.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region.  Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 4.6% during the first half of 2018 compared to the first half of 2017.  As of July 23, 2018, met coal spot prices were $176.15 per metric tonne. Current met coal pricing levels have not led our customers to approve any significant new projects.  We expect that customers will look for a period of sustained higher prices before new projects are approved.  Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. Our customers continue to actively implement cost, productivity and efficiency measures to further drive down their cost base.

Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
	WTI	WCS	Hard
Quarter	Crude	Crude	Coking Coal (Met Coal)
ended	(per bbl)	(per bbl)	(per tonne)
Third Quarter through 7/23/2018	$71.26	$49.95	$196.00
6/30/2018	67.97	49.93	196.00
3/31/2018	62.89	37.09	235.00
12/31/2017	55.28	38.65	192.00
9/30/2017	48.16	37.72	170.00
6/30/2017	48.11	38.20	193.50
3/31/2017	51.70	38.09	285.00
12/31/2016	49.16	34.34	200.00
9/30/2016	44.88	30.67	92.50
6/30/2016	45.53	32.84	84.00
3/31/2016	33.41	20.26	81.00
12/31/2015	42.02	27.82	89.00
9/30/2015	46.48	31.54	93.00
6/30/2015	57.64	48.09	109.50

(1)	Source: WTI crude prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

Overview

As noted above, demand for our services is primarily tied to the outlook for crude oil and met coal prices. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in Canada, Australia, the U.S. and other markets.

Our business is predominantly located in northern Alberta, Canada and Queensland, Australia, and we derive most of our business from resource companies who are developing and producing oil sands and met coal resources and, to a lesser extent, other hydrocarbon and mineral resources. More than 80% of our revenue is generated by our accommodation facilities. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive accommodations services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years.

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

In recent months, however, several catalysts have emerged that we believe could have favorable intermediate to long-term implications for our core end markets. Since the announcement by OPEC in late November 2016 to cut production quotas and the subsequent rise in spot oil prices and future oil price expectations, certain operators with steam-assisted gravity drainage operations in the Canadian oil sands increased capital spending in 2017. Despite construction at the Fort Hill Energy LP project ending in early 2018, Canadian oil sands capital spending in 2018 is forecasted to be relatively flat, in the aggregate. In addition, recent regulatory approvals of several major pipeline projects have the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. However, these projects have been delayed due to the lack of agreement between the Canadian federal government, which supports the pipeline projects, and the British Columbia provincial government. The Canadian federal government recently announced the acquisition of Kinder Morgan’s Trans Mountain Pipeline, emphasizing their support for this particular project. Additionally, we believe that the Keystone XL pipeline in the U.S., if constructed, would be a positive catalyst for Canadian oil sands producers, as it would bolster confidence in future take-away capacity from the region to U.S. Gulf Coast refineries. In Australia, we believe prices are currently at a level that may contribute to increased activity over the long term if our customers view these price levels as sustainable.

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

We recently announced the conditional contract award to supply accommodations for four locations along the Coastal GasLink (CGL) pipeline project in British Columbia, Canada. This pipeline would provide the natural gas for the proposed liquidation and export facility in Kitimat, British Columbia. Should the CGL project move forward, we expect to deploy approximately C$10 million in capital, primarily in 2019, across all four locations. In addition, we were awarded a contract with LNGC to construct a 4,500 person workforce accommodation center (Cedar Valley Lodge) for the proposed Kitimat liquefaction and export facility. Construction of CGL and Cedar Valley Lodge will not commence until LNGC’s joint venture participants have made a positive final investment decision (FID). The FID was originally planned for the end of 2016. However, FID has been delayed. Recent public statements by LNGC and news reports indicate that FID for LNGC is expected in the second half of 2018. Should the project ultimately move forward, British Columbia LNG activity and related pipeline projects could become a material driver of future activity for our Sitka Lodge, as well as for our mobile fleet assets, which are well suited for the related pipeline construction activity.

However, there can be no assurance that LNGC’s joint venture participants will reach a positive FID or that our contracts with LNGC will be extended. If the LNGC project, and other potential projects in the area, do not move forward, our future results of operations and our existing long-lived assets in Canada, including our Sitka Lodge, may be negatively affected, and we may be required to record material impairment charges equal to the excess of the carrying values of these assets over their fair values. As of June 30, 2018, the net book value of long-lived assets that are currently supporting, or could be used to support, potential LNG projects in British Columbia was approximately $74 million.

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. Generally Accepted Accounting Principles (U.S. GAAP) financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.77 for the second quarter of 2018, compared to U.S. $0.74 for the second quarter of 2017, an increase of approximately 4%. The Canadian dollar was valued at an average exchange rate of U.S. $0.78 for the first half of 2018 compared to U.S. $0.75 for the first half of 2017, an increase of approximately 4%. The Canadian dollar was valued at an exchange rate of $0.76 on June 30, 2018 and $0.80 on December 31, 2017. The Australian dollar was valued at an average exchange rate of U.S. $0.76 for the second quarter of 2018, compared to U.S. $0.75 for the second quarter of 2017, an increase of approximately 1%. The Australian dollar was valued at an average exchange rate of U.S. $0.77 for the first half of 2018 compared to U.S. $0.75 for the first half of 2017, an increase of approximately 2%. The Australian dollar was valued at an exchange rate of $0.74 on June 30, 2018 and $0.78 on December 31, 2017. These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

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

Results of Operations

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2018, is based on a comparison to the corresponding periods of 2017.

Results of Operations – Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	Change
	($ in thousands)
Revenues
Canada	$86,518	$57,668	$28,850
Australia	30,577	28,607	1,970
United States and other	13,082	5,735	7,347
Total revenues	130,177	92,010	38,167
Costs and expenses
Cost of sales and services
Canada	62,839	38,830	24,009
Australia	15,349	13,900	1,449
United States and other	10,549	6,754	3,795
Total cost of sales and services	88,737	59,484	29,253
Selling, general and administrative expenses	22,539	14,060	8,479
Depreciation and amortization expense	34,270	31,554	2,716
Other operating expense	132	279	(147)
Total costs and expenses	145,678	105,377	40,301
Operating loss	(15,501)	(13,367)	(2,134)

Interest expense and income, net	(7,833)	(4,742)	(3,091)
Other income (expense)	252	476	(224)
Loss before income taxes	(23,082)	(17,633)	(5,449)
Income tax benefit	23,371	2,916	20,455
Net income (loss)	289	(14,717)	15,006
Less: Net income attributable to noncontrolling interest	122	99	23
Net income (loss) attributable to Civeo Corporation	167	(14,816)	14,983
Dividends attributable to preferred shares	48,488	--	48,488
Net loss attributable to Civeo common shareholders	$(48,321)	$(14,816)	$(33,505)

We reported net loss attributable to Civeo for the quarter ended June 30, 2018 of $48.3 million, or $0.29 per diluted share. As further discussed below, net loss included costs totaling $5.6 million ($5.1 million after-tax, or $0.03 per diluted share) incurred in connection with the Noralta acquisition, primarily included in Selling, general and administrative (SG&A) expense below, and $48.5 million of dividends attributable to the preferred shares issued in the Noralta acquisition.

We reported net loss attributable to Civeo for the quarter ended June 30, 2017 of $14.8 million, or $0.11 per diluted share.

Revenues. Consolidated revenues increased $38.2 million, or 41%, in the second quarter of 2018 compared to the second quarter of 2017. This increase was primarily due to increases in Canada due to the Noralta acquisition in the second quarter of 2018, as well as increased mobile facility rental revenue, and in Australia and the U.S. due to higher activity levels in certain markets. Additionally, a stronger Canadian dollar relative to the U.S. dollar in the second quarter of 2018 compared to the second quarter of 2017 contributed to increased revenues. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales increased $29.3 million, or 49%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to increases in Canada due to the Noralta acquisition in the second quarter of 2018 and increased mobile facility rental activity, and in Australia due to higher occupancy levels in certain markets and the U.S. due to higher activity levels. Additionally, a stronger Canadian dollar relative to the U.S. dollar in the second quarter of 2018 compared to the second quarter of 2017 contributed to increased cost of sales and services. Please see the discussion of segment results of operations below for further description.

Selling, General and Administrative Expenses. SG&A expense increased $8.5 million, or 60%, in the second quarter of 2018 compared to the second quarter of 2017. This increase was primarily due to $5.4 million in costs incurred in connection with the Noralta acquisition and $2.4 million in higher share-based compensation expense associated with phantom share awards. The increase in share-based compensation was due to the increase in our share price during the period, which is used to remeasure the phantom share awards at each reporting date.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.7 million, or 9%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to additional property, plant and equipment acquired through recent acquisitions as well as incremental intangible amortization expense related to our acquisitions, partially offset by reduced depreciation expense resulting from impairments recorded in 2017.

Operating Loss. Consolidated operating loss increased $2.1 million, or 16%, in the second quarter of 2018 compared to the second quarter of 2017, primarily due to higher SG&A and depreciation and amortization expense.

Interest Expense and Interest Income, net. Net interest expense increased by $3.1 million, or 65%, in the second quarter of 2018 compared to the second quarter of 2017, primarily related to higher revolving credit facility borrowings to fund the Noralta acquisition and the write-off of $0.7 million of debt issuance costs associated with the Amended Credit Agreement.

Income Tax Benefit. Our income tax benefit for the three months ended June 30, 2018 totaled $23.4 million, or 101.3% of pretax loss, compared to a benefit of $2.9 million, or 16.5% of pretax loss, for the three months ended June 30, 2017.  The effective tax rate for the three months ended June 30, 2018 was impacted by an increase in the 2018 effective tax rate due to Canada no longer being considered a loss jurisdiction.  Under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date provision.

Dividends Attributable to Preferred Shares. We recorded dividends attributable to preferred shares of $48.5 million in the second quarter of 2018 primarily resulting from a beneficial conversion factor associated with the preferred shares issued as part of the Noralta acquisition.  Please see Note 12 – Preferred Shares to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Other Comprehensive Income (Loss). Other comprehensive loss increased $22.7 million in the second quarter of 2018 compared to the second quarter of 2017, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 2% in the second quarter of 2018 compared to a 3% increase in the second quarter of 2017. The Australian dollar exchange rate compared to the U.S. dollar decreased 4% in the second quarter of 2018 compared to a 1% increase in the second quarter of 2017.

Segment Results of Operations – Canadian Segment

	Three Months Ended June 30,
	2018	2017	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$80,620	$53,637	$26,983
Mobile facility rental revenue (2)	2,107	243	1,864
Catering and other services revenue (3)	3,716	2,646	1,070
Manufacturing revenue (4)	75	1,142	(1,067)
Total revenues	$86,518	$57,668	$28,850

Cost of sales and services ($ in thousands)
Accommodation cost	$52,902	$32,877	$20,025
Mobile facility rental cost	2,200	165	2,035
Catering and other services cost	3,479	1,883	1,596
Manufacturing cost	204	1,172	(968)
Indirect other cost	4,054	2,733	1,321
Total cost of sales and services	$62,839	$38,830	$24,009

Gross margin as a % of revenues	27.4%	32.7%	(5.3% )

Average available lodge rooms (5)	22,497	14,720	7,777

Rentable rooms for lodges (6)	15,141	8,138	7,003

Average daily rate for lodges (7)	$86	$89	$(3)

Occupancy in lodges (8)	68%	81%	(13% )

Billed rooms for lodges (9)	930,828	600,404	330,424

Average Canadian dollar to U.S. dollar	$0.775	$0.744	$0.031

(1)	Includes revenues related to lodge and open camp rooms for the periods presented.
(2)	Includes revenues related to mobile camps for the periods presented.
(3)	Includes revenues related to catering and food services, laundry and water and wastewater treatment services for the periods presented.
(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.
(5)	Average available rooms include rooms that are utilized for our personnel.
(6)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(7)	Average daily rate is based on rentable rooms and lodge/village revenue.
(8)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.
(9)	Billed rooms represents total billed days for the periods presented.

Our Canadian segment reported revenues in the second quarter of 2018 that were $28.9 million, or 50%, higher than the second quarter of 2017. The strengthening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 4% in the second quarter of 2018 compared to the second quarter of 2017 resulted in a $3.7 million period-over-period increase in revenues. Excluding the impact of the stronger Canadian exchange rates, the segment experienced a 44% increase in accommodation revenues. This increase was driven by the Noralta acquisition in the second quarter of 2018. Additionally, increased mobile facility rental revenue was driven by increased pipeline related projects.

Our Canadian segment cost of sales and services increased $24.0 million, or 62%, in the second quarter of 2018 compared to the second quarter of 2017 primarily due to the Noralta acquisition in the second quarter of 2018 and increased mobile facility rental activity and related costs.

Our Canadian segment gross margin as a percentage of revenues decreased from 33% in the second quarter of 2017 to 27% in the second quarter of 2018. This decrease was driven by lower lodge rates.

Segment Results of Operations – Australian Segment

	Three Months Ended June 30,
	2018	2017	Change

Revenues (1) ($ in thousands)	$30,577	$28,607	$1,970

Cost of sales ($ in thousands)	$15,349	$13,900	$1,449

Gross margin as a % of revenues	49.8%	51.4%	(1.6% )

Average available village rooms (2)	9,346	9,386	(40)

Rentable rooms for villages (3)	8,735	8,760	(25)

Average daily rate for villages (4)	$80	$80	$--

Occupancy in Villages (5)	47%	45%	2%

Billed rooms for villages (6)	376,369	358,393	17,976

Australian dollar to U.S. dollar	$0.757	$0.751	$0.006

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms include rooms that are utilized for our personnel.
(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.
(6)	Billed rooms represents total billed days for the periods presented.

Our Australian segment reported revenues in the second quarter of 2018 that were $2.0 million, or 7%, higher than the second quarter of 2017. The increase in revenues in the second quarter of 2018 compared to the second quarter of 2017 due to increased activity at our Bowen Basin and Gunnedah Basin villages, offset by reduced activity at our Western Australia villages compared to 2017.

Our Australian segment cost of sales increased $1.5 million, or 10%, in the second quarter of 2018 compared to the second quarter of 2017. The increase was driven by higher occupancy levels at our villages in the Bowen Basin and Gunnedah Basin.

Our Australian segment gross margin as a percentage of revenues decreased to 50% in the second quarter of 2018 from 51% in the second quarter of 2017. This was primarily driven by reduced take-or-pay revenue on expired contracts compared to 2017.

Segment Results of Operations – U.S.

	Three Months Ended June 30,
	2018	2017		Change

Revenues ($ in thousands)	$13,082	$5,735		$7,347

Cost of sales ($ in thousands)	$10,549	$6,754		$3,795

Gross margin as a % of revenues	19.4%	(17.8%	)	37.2%

Our U.S. segment reported revenues in the second quarter of 2018 that were $7.3 million, or 128%, higher than the second quarter of 2017.  The increase was primarily due to greater U.S. drilling activity in the Bakken, Rockies and Texas markets for our lodge and wellsite businesses, the Acadian Acres acquisition in February 2018 and higher revenues from our offshore business.

Our U.S. cost of sales increased $3.8 million, or 56%, in the second quarter of 2018 compared to the second quarter of 2017. The increase was driven by greater U.S. drilling activity in the Bakken, Rockies and Texas markets and greater activity in the offshore business.

Our U.S. segment gross margin as a percentage of revenues increased from (18%) in the second quarter of 2017 to 19% in the second quarter of 2018 primarily due to increased U.S. drilling activity in the Bakken, Rockies and Texas markets, as well as the offshore business and the Acadian Acres acquisition.

Results of Operations – Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	Change
	($ in thousands)
Revenues
Canada	$149,908	$118,174	$31,734
Australia	58,452	55,623	2,829
United States and other	23,321	9,642	13,679
Total revenues	231,681	183,439	48,242
Costs and expenses
Cost of sales and services
Canada	114,362	82,118	32,244
Australia	30,682	27,302	3,380
United States and other	21,021	11,736	9,285
Total cost of sales and services	166,065	121,156	44,909
Selling, general and administrative expenses	39,426	28,270	11,156
Depreciation and amortization expense	65,034	64,383	651
Impairment expense	28,661	--	28,661
Other operating expense	511	729	(218)
Total costs and expenses	299,697	214,538	85,159
Operating loss	(68,016)	(31,099)	(36,917)

Interest expense and income, net	(13,597)	(11,078)	(2,519)
Other income (expense)	2,511	730	1,781
Loss before income taxes	(79,102)	(41,447)	(37,655)
Income tax benefit	24,056	5,864	18,192
Net loss	(55,046)	(35,583)	(19,463)
Less: Net income attributable to noncontrolling interest	244	220	24
Net loss attributable to Civeo Corporation	(55,290)	(35,803)	(19,487)
Dividends attributable to preferred shares	48,488	--	48,488
Net loss attributable to Civeo common shareholders	$(103,778)	$(35,803)	$(67,975)

We reported net loss attributable to Civeo for the six months ended June 30, 2018 of $103.8 million, or $0.70 per diluted share. As further discussed below, net loss included (i) a $28.7 million pre-tax loss ($20.9 million after-tax, or $0.14 per diluted share) resulting from the impairment of fixed assets included in Impairment expense, (ii) costs totaling $6.6 million ($5.9 million after-tax, or $0.04 per diluted share) incurred in connection with the Noralta acquisition, primarily included in Selling, general and administrative (SG&A) expense below, and (iii) $48.5 million of dividends attributable to the preferred shares issued in the Noralta acquisition.

We reported net loss attributable to Civeo for the six months ended June 30, 2017 of $35.8 million, or $0.28 per diluted share.

Revenues. Consolidated revenues increased $48.2 million, or 26%, in the first half of 2018 compared to the first half of 2017. This increase was largely driven by increases in Canada due to the Noralta acquisition in the second quarter of 2018, as well as increased mobile facility rental revenue, and in Australia and the U.S. due to higher activity levels in certain markets Additionally, stronger Canadian and Australian dollars relative to the U.S. dollar in 2018 compared to 2017 contributed to increased revenues. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales increased $44.9 million, or 37%, in the first half of 2018 compared to the first half of 2017, primarily due to increases in Canada due to the Noralta acquisition in the second quarter of 2018 and increased mobile facility rental activity, and in Australia due to higher occupancy levels in certain markets and the U.S. due to higher activity levels. Additionally, stronger Canadian and Australian dollars relative to the U.S. dollar in 2018 compared to 2017 contributed to increased cost of sales and services. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense increased $11.2 million, or 39%, in the first half of 2018 compared to the first half of 2017. This increase was primarily due to $6.4 million in costs incurred in connection with the Noralta acquisition and $3.1 million in higher share-based compensation expense associated with phantom share awards. The increase in share-based compensation was due to the increase in our share price during the period, which is used to remeasure the phantom share awards at each reporting date.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.7 million, or 1%, in the first half of 2018 compared to the first half of 2017 primarily due to additional property, plant and equipment acquired through recent acquisitions as well as incremental intangible amortization expense related to our acquisitions, partially offset by reduced depreciation expense resulting from impairments recorded in 2017 and certain assets becoming fully depreciated during 2017.

Impairment Expense. We recorded pre-tax impairment expense of $28.7 million in the first quarter of 2018 associated with long-lived assets in our Canadian segment.

Please see Note 6 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Operating Loss. Consolidated operating loss increased $36.9 million, or 119%, in the first half of 2018 compared to the first half of 2017 primarily due to the impairment expense recorded in the first half of 2018.

Interest Expense and Interest Income, net. Net interest expense increased by $2.5 million, or 23% in the first half of 2018 compared to the first half of 2017 primarily related to higher revolving credit facility borrowings to fund the Noralta acquisition.

Income Tax Benefit.  Our income tax benefit for the six months ended June 30, 2018 totaled $24.1 million, or 30.4% of pretax loss, compared to a benefit of $5.9 million, or 14.1% of pretax loss, for the six months ended June 30, 2017.  Our effective tax rate for the six months ended June 30, 2018 and 2017 was reduced approximately 5% and 13%, respectively, by the exclusion of Australia and the U.S. for purposes of computing the interim tax provision since they are considered loss jurisdictions for tax accounting purposes.

Dividends Attributable to Preferred Shares.  We recorded dividends attributable to preferred shares of $48.5 million in the first half of 2018 primarily resulting from a beneficial conversion factor associated with the preferred shares issued as part of the Noralta acquisition. Please see Note 12 – Preferred Shares to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Other Comprehensive Income (Loss). Other comprehensive loss increased $48.6 million in the first half of 2018 compared to the first half of 2017 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 5% in the first half of 2018 compared to a 3% increase in the first half of 2017. The Australian dollar exchange rate compared to the U.S. dollar decreased 5% in the first half of 2018 compared to a 6% increase in the first half of 2017.

Segment Results of Operations – Canadian Segment

	Six Months Ended June 30,
	2018	2017	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$131,267	$109,867	$21,400
Mobile facility rental revenue (2)	9,901	802	9,099
Catering and other services revenue (3)	7,455	6,089	1,366
Manufacturing revenue (4)	1,285	1,416	(131)
Total revenues	$149,908	$118,174	$31,734

Cost of sales and services ($ in thousands)
Accommodation cost	$89,567	$69,211	$20,356
Mobile facility rental cost	9,604	680	8,924
Catering and other services cost	6,697	4,296	2,401
Manufacturing cost	1,443	2,190	(747)
Indirect other cost	7,051	5,741	1,310
Total cost of sales and services	$114,362	$82,118	$32,244

Gross margin as a % of revenues	23.7%	30.5%	(6.8% )

Average available lodge rooms (5)	18,608	14,720	3,888

Rentable rooms for lodges (6)	11,831	8,496	3,335

Average daily rate for lodges (7)	$87	$93	$(6)

Occupancy in lodges (8)	70%	76%	(6% )

Billed rooms for lodges (9)	1,503,717	1,175,974	327,743

Average Canadian dollar to U.S. dollar	$0.783	$0.750	$0.033

(1)	Includes revenues related to lodge and open camp rooms for the periods presented.
(2)	Includes revenues related to mobile camps for the periods presented.
(3)	Includes revenues related to catering and food services, laundry and water and wastewater treatment services for the periods presented.
(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.
(5)	Average available rooms include rooms that are utilized for our personnel.
(6)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(7)	Average daily rate is based on rentable rooms and lodge/village revenue.
(8)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.
(9)	Billed rooms represents total billed days for the periods presented.

Our Canadian segment reported revenues in the first half of 2018 that were $31.7 million, or 27%, higher than the first half of 2017. The strengthening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 4% in the first half of 2018 compared to the first half of 2017 resulted in a $6.5 million year-over-year increase in revenues. In addition, excluding the impact of the stronger Canadian exchange rates, the segment experienced a 14% increase in accommodation revenues, primarily due to the Noralta acquisition in the second quarter of 2018. Additionally, increased mobile facility rental revenue was driven by increased pipeline related projects.

Our Canadian segment cost of sales and services increased $32.2 million, or 39%, in the first half of 2018 compared to the first half of 2017 primarily due to the Noralta acquisition in the second quarter of 2018 and increased mobile facility rental activity and related costs.

Our Canadian segment gross margin as a percentage of revenues decreased from 31% in the first half of 2017 to 24% in the first half of 2018 primarily due to lower lodge rates.

Segment Results of Operations – Australian Segment

	Six Months Ended June 30,
	2018	2017	Change

Revenues (1) ($ in thousands)	$58,452	$55,623	$2,829

Cost of sales ($ in thousands)	$30,682	$27,302	$3,380

Gross margin as a % of revenues	47.5%	50.9%	(3.4% )

Average available village rooms (2)	9,346	9,386	(40)

Rentable rooms for villages (3)	8,728	8,767	(39)

Average daily rate for villages (4)	$80	$81	$(1)

Occupancy in Villages (5)	45%	43%	2%

Billed rooms for villages (6)	717,948	689,601	28,347

Australian dollar to U.S. dollar	$0.771	$0.755	$0.016

(1)	Includes revenue related to rooms as well as the fees associated with catering, laundry and other services including facilities management.
(2)	Average available rooms include rooms that are utilized for our personnel.
(3)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.
(4)	Average daily rate is based on rentable rooms and lodge/village revenue.
(5)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.
(6)	Billed rooms represents total billed days for the periods presented.

Our Australian segment reported revenues in the first half of 2018 that were $2.8 million, or 5%, higher than the first half of 2017. The strengthening of the average exchange rates for Australian dollars relative to the U.S. dollar by 2% in the first half of 2018 compared to the first half of 2017 resulted in a $1.2 million year-over-year increase in revenues. Excluding the impact of the stronger Australian exchange rates, the segment experienced a 3% increase in revenues in the first half of 2018 compared to the first half of 2017 due to increased activity at our Bowen Basin and Gunnedah Basin villages, offset by reduced activity at our Western Australia villages and reduced take-or-pay revenues on expired contracts compared to 2017.

Our Australian segment cost of sales increased $3.4 million, or 12%, in the first half of 2018 compared to the first half of 2017. The increase was driven by higher occupancy levels at our villages in the Bowen Basin and Gunnedah Basin.

Our Australian segment gross margin as a percentage of revenues decreased to 48% in the first half of 2018 from 51% in the first half of 2017. This was primarily driven by reduced take-or-pay revenue on expired contracts compared to 2017.

Segment Results of Operations – U.S. Segment

	Six Months Ended June 30,
	2018	2017		Change

Revenues ($ in thousands)	$23,321	$9,642		$13,679

Cost of sales ($ in thousands)	$21,021	$11,736		$9,285

Gross margin as a % of revenues	9.9%	(21.7%	)	31.6%

Our U.S. segment reported revenues in the first half of 2018 that were $13.7 million, or 142%, higher than the first half of 2017.  The increase was primarily due to greater U.S. drilling activity in the Bakken, Rockies and Texas markets for our lodge and wellsite businesses, the Acadian Acres acquisition in February 2018 and higher revenues from our offshore business.

Our U.S. cost of sales increased $9.3 million, or 79%, in the first half of 2018 compared to the first half of 2017.  The increase was driven by greater U.S. drilling activity in the Bakken, Rockies and Texas markets and greater activity in the offshore business.

Our U.S. segment gross margin as a percentage of revenues increased from (22%) in the first half of 2017 to 10% in the second half of 2018, primarily due to increased U.S. drilling activity in the Bakken, Rockies and Texas markets, as well as the offshore business and the Acadian Acres acquisition.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our accommodations, developing new lodges and villages, purchasing or leasing land under our land banking strategy, and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under the Amended Credit Agreement and proceeds from equity issuances. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions, refinance debt or retire preferred shares.

The following table summarizes our consolidated liquidity position as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Lender commitments (1)	$239,500	$275,000
Reductions in availability (2)	--	(165,845)
Borrowings against revolving credit capacity	(157,645)	--
Outstanding letters of credit	(3,653)	(1,773)
Unused availability	78,202	107,382
Cash and cash equivalents	4,786	32,647
Total available liquidity	$82,988	$140,029

(1)	We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.7 million and A$0.8 million under this facility outstanding as of June 30, 2018 and December 31, 2017, respectively.
(2)

As of June 30, 2018, there were no reductions in our availability under the Amended Credit Agreement. As of December 31, 2017, $165.8 million of our borrowing capacity under the Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Credit Agreement.

Cash totaling $14.0 million was provided by operations during the first half of 2018, compared to $14.4 million provided by operations during the first half of 2017. During the first half of 2018 and 2017, ($7.4) million and ($13.5) million, respectively, was used for working capital. The decrease in working capital outflows from 2017 to 2018 is largely related to timing of payments.

Cash was used in investing activities during the six months ended June 30, 2018 in the amount of $187.6 million, compared to cash used in investing activities during the six months ended June 30, 2017 in the amount of $4.5 million.  The increase in cash used in investing activities was primarily due to $161.4 million to fund the Noralta acquisition and $23.8 million to fund the Acadian Acres asset acquisition.  Capital expenditures totaled $5.9 million and $6.0 million during the six months ended June 30, 2018 and 2017, respectively.  Capital expenditures in the first half of 2018 and 2017 consisted primarily of routine maintenance capital expenditures. In addition, capital expenditures in the first half of 2017 consisted of investments in an enterprise information system.

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

Net cash of $147.6 million was provided by financing activities during the six months ended June 30, 2018 primarily due to net borrowings under our revolving credit facilities of $162.1 million to primarily fund the Noralta acquisition, partially offset by repayments of term loan borrowings of $11.1 million and debt issuance costs of $2.7 million. Net cash of $14.8 million was provided by financing activities during the six months ended June 30, 2017 primarily due to net proceeds from our February 2017 equity offering of $64.8 million, offset by net repayments under our revolving credit facilities of $39.9 million, repayments of term loan borrowings of $8.0 million and debt issuance costs of $1.8 million.

The following table summarizes the changes in debt outstanding during the first half of 2018 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2017	$297,623	$--	$--	$297,623
Borrowings under revolving credit facilities	196,565	35,558	--	232,123
Repayments of borrowings under revolving credit facilities	(61,058)	(9,009)	--	(70,067)
Repayments of term loans	(11,068)	--	--	(11,068)
Translation	(16,982)	(1,420)	--	(18,402)
Balance at June 30, 2018	$405,080	$25,129	$--	$430,209

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.50 to 1.0 (as of June 30, 2018). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with our covenants as of June 30, 2018.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of June 30, 2018, we had nine lenders that are parties to the Credit Agreement, with commitments ranging from $24.9 million to $110.6 million.

Dividends

 The declaration and amount of all potential future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the Board of Directors deems relevant.  In addition, our ability to pay cash dividends on common or preferred shares is limited by covenants in the Amended Credit Agreement. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes if we are required to repatriate foreign earnings to pay such dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice.  The likelihood that dividends will be reduced or suspended is increased during periods of market weakness.  There can be no assurance that we will pay a dividend in the future.

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially US$10,000 per share), subject to increase to up to 3% in certain circumstances, paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. On June 30, 2018, a dividend was paid in-kind, thereby increasing the liquidation preference to $10,049 per share. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash. For further information, please see Note 12 – Preferred Shares.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017. As of June 30, 2018, except for net borrowings under our revolving credit facilities, there were no material changes to this disclosures regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2018, we had $430.2 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $4.3 million annually, based on our floating-rate debt obligations and interest rates in effect as of June 30, 2018.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.3 billion and A$0.4 billion, respectively, at June 30, 2018. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of June 30, 2018 would result in translation adjustments of approximately $34 million and $37 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Noralta acquisition, on January 26, 2018, a putative class action captioned Philip Suhr v. Civeo Corporation, et al. was filed in the U.S. District Court for the Southern District of Texas against Civeo and members of its board of directors.  The complaint alleged that Civeo filed a materially incomplete and misleading proxy statement in connection with the Noralta acquisition, in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 of the Securities and Exchange Commission.  The complaint originally sought injunctive relief, including to enjoin the shareholder vote on the Noralta acquisition as well as the acquisition itself, damages and an award of attorneys' fees, in addition to other relief.  On February 5, 2018, the plaintiff filed a motion for a preliminary injunction (the “Preliminary Injunction Motion”) to prevent the shareholder meeting on March 28, 2018 from taking place.  On March 22, 2018, the plaintiff withdrew the Preliminary Injunction Motion on the grounds that additional disclosures contained in Civeo’s March 22, 2018 Current Report on Form 8-K, which Civeo believes were immaterial, mooted the claims raised in the plaintiff’s complaint and asserted as the basis for the Preliminary Injunction Motion.  In April 2018, Civeo paid a mootness fee in a nominal amount, and the case was dismissed.

ITEM 1A. Risk Factors

For additional information about our risk factors, please read the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
April 1, 2018 – April 30, 2018	--		--		--	--
May 1, 2018 – May 31, 2018	9,334	(1)	$3.75	(2)	--	--
June 1, 2018 – June 30, 2018	323	(1)	$3.92	(2)	--	--
Total	9,657		$3.38		--	--

(1)

Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)	The price paid per share was based on the closing price of our common [s]hares on May 30, 201[8] and June 1, 2018, the dates the restrictions lapsed on such shares.
(3)	We did not have at any time during the quarter ended June 30, 201[8], and currently do not have, a share repurchase program in place.

ITEM 6. Exhibits

(a)     INDEX OF EXHIBITS

Exhibit No.		Description

3.1	—	Notice of Articles of Civeo Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to Civeo Corporation’s Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

3.2	—

Amended and Restated Articles of Civeo Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to Civeo Corporation’s Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

4.1	—

Registration Rights, Lock-Up and Standstill Agreement, dated April 2, 2018, by and among Civeo Corporation, Torgerson Family Trust and 989677 Alberta Ltd. (incorporated by reference to Exhibit 4.1 to Civeo Corporation’s Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

10.1	—

Amended and Restated Syndicated Facility Agreement, dated April 2, 2018, among Civeo Corporation and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders named therein, Royal Bank of Canada, as Administrative Agent, and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Civeo Corporation’s Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

10.2†*	—	Amendment No. 2 to Civeo Corporation 2014 Equity Participation Plan.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

---------

†	Management contracts and compensatory plans and arrangements.
*	Filed herewith.
**	Furnished herewith.

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

CIVEO CORPORATION

Date: July 27, 2018	By /s/ Frank C. Steininger
Frank C. Steininger
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal
Financial Officer)