Form 10-Q
period 2018-09-30
Civeo Corp
filed 2018-10-31
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES [X]	NO [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "accelerated filer," "large accelerated filer," "smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer [ ]	Accelerated Filer [X]	Emerging Growth Company [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]	NO [X ]

The Registrant had 167,970,631 common shares outstanding as of October 22, 2018.

CIVEO CORPORATION
INDEX

Page No.
Part I -- FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Financial Statements
Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017	3
Unaudited Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2018 and 2017	4
Consolidated Balance Sheets – September 30, 2018 (unaudited) and December 31, 2017	5
Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2018 and 2017	6
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	7
Notes to Unaudited Consolidated Financial Statements	8–24

Cautionary Statement Regarding Forward-Looking Statements	25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

Part II -- OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 6. Exhibits	44

(a) Index of Exhibits	44

Signature Page	45

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Service and other	$118,262	$95,564	$341,152	$274,438
Product	2,229	1,925	11,020	6,490
	120,491	97,489	352,172	280,928
Costs and expenses:
Service and other costs	79,513	62,668	238,762	179,044
Product costs	2,240	2,859	9,056	7,639
Selling, general and administrative expenses	17,328	15,871	56,754	44,141
Depreciation and amortization expense	34,468	32,700	99,502	97,083
Impairment expense	—	4,360	28,661	4,360
Other operating expense (income)	(163)	375	348	1,104
	133,386	118,833	433,083	333,371
Operating loss	(12,895)	(21,344)	(80,911)	(52,443)

Interest expense	(6,404)	(5,441)	(19,329)	(15,697)
Loss on extinguishment of debt	—	—	(748)	(842)
Interest income	16	49	92	69
Other income	412	517	2,923	1,247
Loss before income taxes	(18,871)	(26,219)	(97,973)	(67,666)
Income tax benefit	5,330	4,011	29,386	9,875
Net loss	(13,541)	(22,208)	(68,587)	(57,791)
Less: Net income attributable to noncontrolling interest	97	123	341	343
Net loss attributable to Civeo Corporation	(13,638)	(22,331)	(68,928)	(58,134)
Less: Dividends attributable to Class A preferred shares	612	—	49,100	—
Net loss attributable to Civeo common shareholders	$(14,250)	$(22,331)	$(118,028)	$(58,134)

Per Share Data (see Note 10)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.09)	$(0.17)	$(0.76)	$(0.46)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.09)	$(0.17)	$(0.76)	$(0.46)

Weighted average number of common shares outstanding:
Basic	165,855	130,889	154,411	127,512
Diluted	165,855	130,889	154,411	127,512
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net loss	$(13,541)	$(22,208)	$(68,587)	$(57,791)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of zero	(1,343)	14,343	(25,598)	38,691
Total other comprehensive income (loss)	(1,343)	14,343	(25,598)	38,691

Comprehensive loss	(14,884)	(7,865)	(94,185)	(19,100)
Less: Comprehensive income attributable to noncontrolling interest	100	126	342	667
Comprehensive loss attributable to Civeo Corporation	$(14,984)	$(7,991)	$(94,527)	$(19,767)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,540	$32,647
Accounts receivable, net	85,238	66,823
Inventories	6,543	7,246
Prepaid expenses	15,693	14,481
Other current assets	13,910	1,553
Assets held for sale	12,318	9,462
Total current assets	138,242	132,212

Property, plant and equipment, net	708,455	693,833
Goodwill	119,444	—
Other intangible assets, net	130,497	22,753
Other noncurrent assets	1,998	5,114
Total assets	$1,098,636	$853,912

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,787	$27,812
Accrued liabilities	20,057	22,208
Income taxes	513	1,728
Current portion of long-term debt	28,146	16,596
Deferred revenue	4,415	5,442
Other current liabilities	4,406	1,843
Total current liabilities	90,324	75,629

Long-term debt, less current maturities	392,161	277,990
Deferred income taxes	22,875	—
Other noncurrent liabilities	30,035	23,926
Total liabilities	535,395	377,545

Commitments and contingencies (Note 14)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,679 shares and zero shares issued and outstanding, respectively; aggregate liquidation preference of $97,754,916 as of September 30, 2018)	55,791	—
Common shares (no par value; 550,000,000 shares authorized, 168,327,857 shares and 132,427,885 shares issued, respectively, and 167,970,631 shares and 132,262,434 shares outstanding, respectively)	—	—
Additional paid-in capital	1,558,901	1,383,934
Accumulated deficit	(696,747)	(579,113)
Common shares held in treasury at cost, 357,226 and 165,451 shares, respectively	(990)	(358)
Accumulated other comprehensive loss	(353,812)	(328,213)
Total Civeo Corporation shareholders’ equity	563,143	476,250
Noncontrolling interest	98	117
Total shareholders’ equity	563,241	476,367
Total liabilities and shareholders’ equity	$1,098,636	$853,912
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2016	$—	$—	$1,311,226	$(472,764)	$(65)	$(362,930)	$523	$475,990
Net income (loss)	—	—	—	(58,134)	—	—	343	(57,791)
Currency translation adjustment	—	—	—	—	—	38,367	324	38,691
Dividends paid	—	—	—	—	—	—	(1,066)	(1,066)
Cumulative effect of implementation of ASU 2016-09	—	—	636	(636)	—	—	—	—
Equity offering	—	—	64,817	—	—	—	—	64,817
Share-based compensation	—	—	5,481	—	(293)	—	—	5,188
Balance, September 30, 2017	$—	$—	$1,382,160	$(531,534)	$(358)	$(324,563)	$124	$525,829

Balance, December 31, 2017	$—	$—	$1,383,934	$(579,113)	$(358)	$(328,213)	$117	$476,367
Net income (loss)	—	—	—	(68,928)	—	—	341	(68,587)
Currency translation adjustment	—	—	—	—	—	(25,599)	1	(25,598)
Dividends paid	—	—	—	—	—	—	(361)	(361)
Cumulative effect of implementation of ASU 2014-09	—	—	—	394	—	—	—	394
Issuance of shares for acquisitions	6,972	—	166,882	—	—	—	—	173,854
Dividends attributable to Class A preferred shares (Note 12)	48,819	—	281	(49,100)	—	—	—	—
Share-based compensation	—	—	7,804	—	(632)	—	—	7,172
Balance, September 30, 2018	$55,791	$—	$1,558,901	$(696,747)	$(990)	$(353,812)	$98	$563,241

	Preferred Shares (in thousands)	Common Shares (in thousands)
Balance, December 31, 2017	—	132,262
Stock-based compensation	—	1,579
Issuance of shares for acquisitions	9,679	34,130
Balance, September 30, 2018	9,679	167,971
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(68,587)	$(57,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	99,502	97,083
Impairment charges	28,661	4,360
Loss on extinguishment of debt	748	842
Deferred income tax benefit	(29,272)	(11,026)
Non-cash compensation charge	7,804	5,481
Gains on disposals of assets	(2,714)	(1,193)
Provision for loss on receivables, net of recoveries	(106)	8
Other, net	3,959	3,307
Changes in operating assets and liabilities:
Accounts receivable	89	(2,845)
Inventories	1,342	(1,507)
Accounts payable and accrued liabilities	(10,787)	5,910
Taxes payable	939	9,928
Other current assets and liabilities, net	(5,716)	(7,032)
Net cash flows provided by operating activities	25,862	45,525

Cash flows from investing activities:
Capital expenditures	(8,666)	(8,020)
Payments related to acquisitions, net of cash acquired	(181,589)	—
Proceeds from disposition of property, plant and equipment	4,038	1,625
Other, net	111	548
Net cash flows used in investing activities	(186,106)	(5,847)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	64,817
Revolving credit borrowings	289,450	44,525
Revolving credit repayments	(134,040)	(84,462)
Term loan repayments	(18,177)	(12,214)
Debt issuance costs	(2,742)	(1,795)
Other, net	(632)	(293)
Net cash flows provided by financing activities	133,859	10,578

Effect of exchange rate changes on cash	(1,722)	1,961
Net change in cash and cash equivalents	(28,107)	52,217
Cash and cash equivalents, beginning of period	32,647	1,785

Cash and cash equivalents, end of period	$4,540	$54,002

Non-cash investing activities:
Value of common shares issued as consideration for acquisitions	$119,797	$—
Value of preferred shares issued as consideration for acquisition	$54,821	$—

Non-cash financing activities:
Preferred dividends paid-in-kind	$971	$—
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

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

and the fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective prospectively for public business entities for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We will adopt this new standard no later than January 1, 2020. The impact of the new standard will be dependent on the specific facts and circumstances of future individual goodwill impairments, if any.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which replaces the existing guidance for lease accounting, Leases (Topic 840).  ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases with terms longer than 12 months.  The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2018 and interim periods within the reporting periods.  We anticipate adopting ASU 2016-02 and all related amendments as of January 1, 2019 and will elect the new optional transition method, which allows us to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the adoption date.  We have determined that certain of our accommodation contracts could contain a lease component and will elect the new practical expedient for lessors, when certain criteria are met, which allows us to combine the lease and non-lease components of revenues for presentation purposes. We are currently evaluating the impact of this new standard on our consolidated financial statements.  We have finalized our implementation plan and are in the process of analyzing our lease portfolio. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the available practical expedients in order to determine the best implementation strategy. We expect the adoption of this new standard will result in an increase on our consolidated balance sheet for right-of-use assets and corresponding lease liabilities.

In May 2014, the FASB issued ASU 2014-09 establishing Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606).  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017.  Effective with our quarterly report on Form 10-Q for the quarter ended March 31, 2018, we have adopted this standard effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 is presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606. Upon adoption of this standard, we recognized a cumulative effect adjustment of $0.4 million to accumulated deficit in the accompanying unaudited consolidated balance sheet as of September 30, 2018. We expect the impact of the adoption of the new standard to be immaterial to our consolidated financial statements on an ongoing basis.

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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

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

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Canada
Accommodation revenues	$72,991	$60,018	$204,258	$169,885
Mobile facility rental revenues	135	579	9,283	1,381
Catering and other services revenues	3,627	3,037	11,082	9,126
Manufacturing revenues	—	198	2,038	1,614
Total Canada revenues	76,753	63,832	226,661	182,006

Australia
Accommodation revenues	$30,679	$27,541	$88,343	$83,164
Catering and other services revenues	411	—	1,199	—
Total Australia revenues	31,090	27,541	89,542	83,164

United States
Accommodation revenues	$5,010	$2,619	$13,353	$7,163
Mobile facility rental revenues	6,256	2,388	14,366	5,505
Manufacturing revenues	1,330	1,061	8,123	2,968
Catering and other services revenues	52	48	127	122
Total United States revenues	12,648	6,116	35,969	15,758

Total revenues	$120,491	$97,489	$352,172	$280,928

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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

As of September 30, 2018, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue (in thousands):

	For the years ending December 31,
	2018	2019	2020	Thereafter	Total
Revenue expected to be recognized as of September 30, 2018	$34,880	$89,755	$46,698	$1,802	$173,135

4.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of September 30, 2018 and December 31, 2017, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the first quarter of 2018 and the third quarter of 2017, we wrote down certain long-lived assets to fair value. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. During the third quarter of 2017, our estimates of fair value of certain undeveloped land positions in British Columbia were based on appraisals from third parties. Please see Note 6 – Impairment Charges for further information.

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

5.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2018 and December 31, 2017 is presented below (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable, net:
Trade	$57,560	$46,692
Unbilled revenue	28,896	20,555
Other	14	914
Total accounts receivable	86,470	68,161
Allowance for doubtful accounts	(1,232)	(1,338)
Total accounts receivable, net	$85,238	$66,823

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	September 30, 2018	December 31, 2017
Inventories:
Finished goods and purchased products	$2,930	$2,211
Work in process	2,618	4,096
Raw materials	995	939
Total inventories	$6,543	$7,246

	Estimated Useful Life (in years)			September 30, 2018	December 31, 2017
Property, plant and equipment, net:
Land				$47,452	$40,567
Accommodations assets	3	—	15	1,723,641	1,658,867
Buildings and leasehold improvements	5	—	20	25,721	24,181
Machinery and equipment	4	—	15	10,422	8,848
Office furniture and equipment	3	—	7	54,826	53,688
Vehicles	3	—	5	14,513	13,869
Construction in progress				5,179	2,770
Total property, plant and equipment				1,881,754	1,802,790
Accumulated depreciation				(1,173,299)	(1,108,957)
Total property, plant and equipment, net				$708,455	$693,833

	September 30, 2018	December 31, 2017
Accrued liabilities:
Accrued compensation	$17,753	$20,424
Accrued taxes, other than income taxes	2,027	1,224
Accrued interest	24	15
Other	253	545
Total accrued liabilities	$20,057	$22,208

6.	IMPAIRMENT CHARGES

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

Quarter ended September 30, 2017. During the third quarter of 2017, we made the decision to vacate an open camp facility in Canada and relocated the assets to a newly awarded contract for a Canadian mobile camp. We assessed the carrying value of the remaining assets to determine if they continued to be recoverable based on their estimated future cash flows. Based on the assessment, the carrying values of certain leasehold improvements were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of those assets to their respective carrying values. Accordingly, the value of the remaining leasehold improvements was written down to their fair value of zero. As a result of the analysis described above, we recorded an impairment expense of $3.2 million associated with our leased properties in Canada.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

7.	ACQUISITIONS

Noralta

Description of Transaction.  On April 2, 2018, we acquired the equity of Noralta Lodge Ltd. (Noralta), located in Alberta, Canada (the Noralta Acquisition).  The total consideration, which is subject to adjustment in accordance with the terms of the definitive agreement, included (i) C$207.7 million (or approximately US$161.2 million) in cash, of which C$43.5 million is held in escrow by Alliance Trust Company (the Escrow Agent) to cover purchase price adjustments related to any closing date working capital shortfall and to support the sellers’ indemnification obligations under the definitive agreement and certain obligations of the sellers to compensate us for certain increased employee compensation costs that are expected to be incurred as a result of the recent union certification of certain classes of Noralta employees, (ii) 32.8 million of our common shares, of which (a) 13.5 million shares are held in escrow by the Escrow Agent and will be released based on certain conditions related to Noralta customer contracts remaining in place and (b) 2.4 million shares are held in escrow by the Escrow Agent and will be released based on the employee compensation cost increases described above, and (iii) 9,679 Class A Series 1 Preferred Shares (the Preferred Shares) with an initial liquidation preference of $96.8 million, of which 692 shares are held in escrow by the Escrow Agent and will be released based on the employee compensation cost increases described above.  As a result of the Noralta Acquisition, we expanded our existing accommodations business in the Canadian oil sands market. We funded the cash consideration with cash on hand and borrowings under the Amended Credit Agreement (as defined in Note 11). During the third quarter 2018, $3.6 million in cash was released to us from escrow to cover purchase price adjustments related to a working capital shortfall at closing.

The Noralta Acquisition was accounted for in accordance with the acquisition method of accounting for business combinations and, accordingly, the results of operations of Noralta were reported in our financial statements as part of our Canadian reportable business segment beginning on  April 2, 2018, the date of acquisition. During the three and nine months ended September 30, 2018, we recorded approximately $31.1 million and $63.1 million of revenue and $12.2 million and $25.6 million of gross margin, respectively, in the accompanying unaudited consolidated statements of operations related to the Noralta Acquisition.

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

A portion of the consideration paid, $11.6 million cash, 2.4 million common shares and 692 Preferred Shares, is currently being held in escrow to support certain obligations of the sellers to compensate us for certain increased employee compensation costs that are expected to be incurred as a result of the recent union certification of certain classes of Noralta employees.  As of April 2, 2018, we expected the escrowed amounts to be released to us within 12 months, and therefore, a receivable of $11.6 million related to the cash expected to be released has been established.  Additionally, no fair value has been allocated to such common shares or Preferred Shares portion of the consideration.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The purchase consideration and estimated fair value of Noralta’s net assets acquired as of April 2, 2018 is presented as follows:

(In thousands, except per share data)
Common shares issued	32,791
Common share price as of March 29, 2018	$3.77
Common share consideration		$123,622
Cash consideration (1)		157,539
Preferred Share consideration		59,042
Total purchase consideration		$340,203
Less: Common shares held in escrow, expected to be released to Civeo		(8,825)
Less: Cash held in escrow, expected to be released to Civeo		(11,607)
Less: Preferred Shares held in escrow, expected to be released to Civeo		(4,221)
Total purchase consideration		$315,550

(1)Net of $3.6 million in cash released to us to cover purchase price adjustments related to a working capital shortfall at closing.

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

Cash and cash equivalents	$24
Accounts receivable (1)	21,456
Inventories	839
Other current assets	4,131
Property, plant and equipment	132,966
Goodwill	119,972
Intangible assets	114,383
Total assets acquired	393,771

Accounts payable and accrued liabilities	15,032
Income taxes payable	1,038
Other current liabilities	2,027
Deferred income taxes	53,066
Other noncurrent liabilities	7,058
Total liabilities assumed	78,221
Net assets acquired	$315,550

(1)	The aggregate fair value of the acquired accounts receivable approximated the aggregate gross contractual amount.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

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

The purchase price allocation to the identifiable intangible assets and liabilities is as follows (in thousands):

Fair Value at April 2, 2018
Amortizable Intangible Assets
Trade name	$1,474
Contracts	110,413
Favorable lease contract	2,496
Total amortizable intangible assets	$114,383

Amortizable Intangible Liabilities
Unfavorable lease contracts	$2,456
Total amortizable intangible liabilities	$2,456

Net intangible assets	$111,927

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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	(Actual)	(Pro forma)	(Pro forma)	(Pro forma)
	2018	2017	2018	2017
Revenues	$120,491	$128,663	$386,755	$363,774
Net loss attributable to Civeo Corporation common shareholders	(14,250)	(17,893)	(116,096)	(45,096)

Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.09)	$(0.11)	$(0.75)	$(0.28)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.09)	$(0.11)	$(0.75)	$(0.28)

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

Transaction Costs. During the three months ended September 30, 2018, we recognized $0.5 million of costs in connection with the Noralta Acquisition that are included in Service and other costs ($0.2 million) and Selling, general and administrative (SG&A) expenses ($0.3 million), respectively. During the nine months ended September 30, 2018, we recognized $7.0 million of costs in connection with the Noralta Acquisition that are included in Service and other costs ($0.3 million) and SG&A expenses ($6.7 million).

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

During the fourth quarter of 2017, we made the decision to dispose of our modular construction and manufacturing plant near Edmonton, Alberta, Canada due to changing geographic and market needs. Accordingly, the facility met the criteria of held for sale. Its estimated fair value less the cost to sell exceeded its carrying value. Additionally, we have discontinued depreciation of the facility. Depreciation expense related to the facility totaled approximately $0.1 million and $0.4 million during the three and nine months ended September 30, 2017, respectively. The facility is part of our Canadian reportable business segment.

Certain undeveloped land positions in the British Columbia LNG market in our Canadian segment previously met the criteria of held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $4.2 million.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

In addition, as a result of the Noralta Acquisition, Noralta’s corporate offices located in Nisku, Alberta, Canada were closed and are being held for sale. The related assets are recorded at the estimated fair value less costs to sell of approximately $3.3 million and was the same value used in the purchase price allocation.

The following table summarizes the carrying amount as of September 30, 2018 and December 31, 2017 of the major classes of assets from the modular construction and manufacturing plant, undeveloped land positions and Noralta’s corporate offices we classified as held for sale (in thousands):

	September 30, 2018	December 31, 2017
Assets held for sale:
Property, plant and equipment, net	$12,318	$9,418
Inventories	—	44
Total assets held for sale	$12,318	$9,462

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill from December 31, 2017 to September 30, 2018 are as follows (in thousands):

	Canadian	Australian	U.S.	Total
Balance as of December 31, 2017	$—	$—	$—	$—
Noralta Acquisition (1)	119,972	—	—	119,972
Foreign currency translation	(528)	—	—	(528)
Balance as of September 30, 2018	$119,444	$—	$—	$119,444

(1)	Please see Note 7 – Acquisitions for further information.

The following table presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Customer relationships	$42,606	$(34,587)	$45,209	$(33,997)
Trade name	1,468	(971)	—	—
Contracts / agreements	153,588	(33,983)	38,362	(26,853)
Favorable lease contract	2,485	(139)	—	—
Noncompete agreements	675	(675)	675	(675)
Total amortizable intangible assets	$200,822	$(70,355)	$84,246	$(61,525)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Licenses	30	—	32	—
Total indefinite-lived intangible assets	30	—	32	—
Total intangible assets	$200,852	$(70,355)	$84,278	$(61,525)

The weighted average remaining amortization period for all intangible assets, other than indefinite-lived intangibles, was 16.5 years as of September 30, 2018 and 3.1 years as of December 31, 2017. Please see Note 7 – Acquisitions for further information.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

As of September 30, 2018, the estimated remaining amortization of our amortizable intangible assets was as follows (in thousands):

Year Ending December 31,
2018 (remainder of the year)	$5,156
2019	15,676
2020	12,714
2021	5,948
2022	5,948
Thereafter	85,025
Total	$130,467

10.	EARNINGS PER SHARE

The calculation of earnings per share attributable to Civeo is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic Loss per Share
Net loss attributable to Civeo common shareholders	$(14,250)	$(22,331)	$(118,028)	$(58,134)
Less: undistributed net income to participating securities	—	—	—	—
Net loss attributable to Civeo common shareholders - basic	$(14,250)	$(22,331)	$(118,028)	$(58,134)

Weighted average common shares outstanding - basic	165,855	130,889	154,411	127,512

Basic loss per share	$(0.09)	$(0.17)	$(0.76)	$(0.46)

Diluted Loss per Share
Net loss attributable to Civeo common shareholders - basic	$(14,250)	$(22,331)	$(118,028)	$(58,134)
Less: undistributed net income to participating securities	—	—	—	—
Net loss attributable to Civeo common shareholders - diluted	$(14,250)	$(22,331)	$(118,028)	$(58,134)

Weighted average common shares outstanding - basic	165,855	130,889	154,411	127,512
Effect of dilutive securities (1)	—	—	—	—
Weighted average common shares outstanding - diluted	165,855	130,889	154,411	127,512

Diluted loss per share	$(0.09)	$(0.17)	$(0.76)	$(0.46)

(1)
When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three and nine months ended September 30, 2018 and 2017. In the three months ended September 30, 2018 and 2017, we excluded from the calculation 4.1 million and 2.2 million share based awards, respectively, since the effect would have been anti-dilutive. In the nine months ended September 30, 2018 and 2017, we excluded from the calculation 3.7 million and 2.1 million share based awards, respectively, since the effect would have been anti-dilutive. In the three and nine months ended September 30, 2018, we excluded from the calculation the impact of converting the Preferred Shares into 29.6 million common shares, since the effect would have been anti-dilutive.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

11.	DEBT

As of September 30, 2018 and December 31, 2017, long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Canadian term loan, which matures on November 30, 2020; 2.50% of aggregate principal repayable per quarter; weighted average interest rate of 5.3% for the nine-month period ended September 30, 2018	$270,157	$297,623

U.S. revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 7.0% for the nine-month period ended September 30, 2018	—	—

Canadian revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 6.0% for the nine-month period ended September 30, 2018	135,574	—

Australian revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 5.4% for the nine-month period ended September 30, 2018	17,347	—
	423,078	297,623
Less: Unamortized debt issuance costs	2,771	3,037
Total debt	420,307	294,586
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	28,146	16,596
Long-term debt, less current maturities	$392,161	$277,990

We did not have any capitalized interest to net against interest expense for either of the three or nine months ended September 30, 2018 or 2017.

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

•
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

•	extended the maturity date by 18 months, from May 30, 2019 to November 30, 2020;

•	adjusted the maximum leverage ratio financial covenant, as follows:

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Period Ended	Maximum Leverage Ratio
September 30, 2018	4.25	:	1.00
December 31, 2018	3.75	:	1.00
March 31, 2019 & thereafter	3.50	:	1.00
; and

•	provided for other technical changes and amendments to the Credit Agreement.

As a result of the Amended Credit Agreement, we recognized a loss during the second quarter of 2018 of approximately $0.7 million related to unamortized debt issuance costs, which is included in Loss on extinguishment of debt on the unaudited consolidated statements of operations.

On October 26, 2018, we amended the Amended Credit Agreement, which, among other things:

•	increased amortization on the term loan facility from 10% per annum to 12.5% per annum beginning at December 31, 2018 through maturity;

•	adjusted the maximum leverage ratio financial covenant, as follows:

Period Ended	Maximum Leverage Ratio
December 31, 2018	4.50	:	1.00
March 31, 2019	4.75	:	1.00
June 30, 2019	4.50	:	1.00
September 30, 2019	4.00	:	1.00
December 31, 2019 & thereafter	3.50	:	1.00
; and

•	provided for other technical changes and amendments to the Credit Agreement.

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.25 to 1.0 (as of September 30, 2018).  As noted above, the permitted maximum leverage ratio changes over time.  Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of September 30, 2018.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of September 30, 2018, we have 9 lenders that are parties to the Credit Agreement, with commitments ranging from $24.9 million to $110.6 million.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

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

The Preferred Shares do not have voting rights, except as statutorily required.

During the three and nine months ended September 30, 2018, we recognized preferred dividends on the Preferred Shares as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Deemed dividend on beneficial conversion feature at April 2, 2018	$—	$47,849
In-kind dividend	486	970
Deemed dividend on beneficial conversion feature related to in-kind dividend	126	281
Total preferred dividends	$612	$49,100

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

The Board of Directors elected to pay the dividend due on June 30, 2018 and September 30, 2018, which totaled $49.44 and $50.25 per Preferred Share, respectively, through an increase in the liquidation preference rather than in cash. The paid-in-kind dividend of $0.5 million and $1.0 million is included in Preferred dividends on the unaudited consolidated statement of operations for the three and nine months ended September 30, 2018, respectively.

In addition, at the time the dividend was deemed to be paid-in-kind, the fair value of the securities into which the Preferred Shares were convertible was greater than the effective conversion price on the deemed payment date. Accordingly, we recorded a beneficial conversion feature of $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively. The beneficial conversion feature was recorded as an increase to additional paid-in capital with the offset recorded as a discount on the Preferred Shares. As the Preferred Shares do not have a stated redemption date, the discount is

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

required to be recognized as a dividend over the minimum period from the date of issuance through the date of earliest conversion. Because the 15-day volume weighted average price of our common shares was greater than $3.30 on September 30, 2018, the earliest conversion date was determined to be September 30, 2018. Accordingly, we recorded a deemed dividend on September 30, 2018 totaling the discount of $0.1 million.

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

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions.  As of September 30, 2018, Australia and the U.S. are loss jurisdictions for tax accounting purposes, therefore Australia and the U.S. have been removed from the annual effective tax rate computation for purposes of computing the interim tax provision.  Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs.

As part of the acquisition of Noralta as described in Note 7 – Acquisitions, the purchase price allocation included $53 million of deferred tax liabilities in Canada.  The addition of these deferred tax liabilities resulted in Canada no longer being considered a loss jurisdiction.  Accordingly, a benefit of $4.9 million was recorded in the second quarter of 2018 to reverse a valuation allowance against the Canadian net deferred tax asset and Canadian pre-tax results have been included in the annual effective tax rate.

Our income tax benefit for the nine months ended September 30, 2018 totaled $29.4 million, or 30.0% of pretax loss, compared to a benefit of $9.9 million, or 14.6% of pretax loss, for the nine months ended September 30, 2017.  Our effective tax rate for the nine months ended September 30, 2018 was reduced approximately 5% by the exclusion of Australia and the U.S. for purposes of computing the interim tax provision since they are considered loss jurisdictions for tax accounting purposes. This reduction was offset by an increase of approximately 5%, related to the valuation allowance release noted above. Our effective tax rate for the nine months ended September 30, 2017 was reduced approximately 13% by the exclusion of Australia and the U.S. for purposes of computing the interim tax provision since they are considered loss jurisdictions for tax accounting purposes.

Our income tax benefit for the three months ended September 30, 2018 totaled $5.3 million, or 28.2% of pretax loss, compared to a benefit of $4.0 million, or 15.3% of pretax loss, for the three months ended September 30, 2017.  The difference between the effective rate in 2018 and 2017 is due to the change in the relative mix of losses between Canada, Australia and the U.S., as Australia and the U.S., for purposes of computing the interim tax provision, are considered loss jurisdictions for tax accounting purposes.

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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $25.6 million from $328.2 million at December 31, 2017 to $353.8 million at September 30, 2018, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first nine months of 2018 were primarily driven by the Australian dollar and Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.3 billion and A$0.4 billion, respectively, at September 30, 2018.

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

Outstanding Awards

Options. Compensation expense associated with options recognized in the three months ended September 30, 2018 and 2017 totaled zero and less than $0.1 million, respectively. Compensation expense associated with options recognized in the nine months ended September 30, 2018 and 2017 totaled less than $0.1 million during both periods. At September 30, 2018, unrecognized compensation cost related to options was zero.

Restricted Share / Deferred Share Awards. On February 20, 2018, we granted 2,018,990 restricted share awards and deferred share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 20, 2019. On May 10, 2018, we granted 265,153 restricted share awards to our outside directors, which vest in their entirety on May 10, 2019.

Compensation expense associated with restricted share awards and deferred share awards recognized in the three months ended September 30, 2018 and 2017 totaled $1.6 million and $0.9 million, respectively. Compensation expense associated with restricted share awards and deferred share awards recognized in the nine months ended September 30, 2018 and 2017 totaled $4.4 million and $3.2 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the three months ended September 30, 2018 and 2017 was de minimis. The total fair value of restricted share awards and deferred share awards that vested during the nine months ended September 30, 2018 and 2017 was $3.4 million and $2.4 million, respectively.

At September 30, 2018, unrecognized compensation cost related to restricted share awards and deferred share awards was $9.8 million, which is expected to be recognized over a weighted average period of 1.9 years.

Phantom Share Awards. During the three months ended September 30, 2018 and 2017, we recognized compensation expense associated with phantom shares totaling $2.1 million and $2.4 million, respectively. During the nine months ended September 30, 2018 and 2017, we recognized compensation expense associated with phantom shares totaling $8.2 million and $6.6 million, respectively. At September 30, 2018, unrecognized compensation cost related to phantom shares was $4.3 million, as remeasured at September 30, 2018, which is expected to be recognized over a weighted average period of 0.7 years.

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

During the three months ended September 30, 2018 and 2017, we recognized compensation expense associated with performance awards totaling $1.2 million and $0.8 million, respectively. During the nine months ended September 30, 2018 and 2017, we recognized compensation expense associated with performance awards totaling $3.4 million and $2.3 million, respectively. At September 30, 2018, unrecognized compensation cost related to performance shares was $6.2 million, which is expected to be recognized over a weighted average period of 1.8 years.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

17.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on workforce accommodations.

Financial information by business segment for each of the three and nine months ended September 30, 2018 and 2017 is summarized in the following table (in thousands):

	Total Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2018
Canada	$76,753	$19,198	$(7,129)	$1,198	$870,701
Australia	31,090	8,842	472	958	301,340
United States	12,648	3,015	(1,349)	270	58,574
Corporate and eliminations	—	3,413	(4,889)	297	(131,979)
Total	$120,491	$34,468	$(12,895)	$2,723	$1,098,636

Three months ended September 30, 2017
Canada	$63,832	$18,402	$(11,691)	$679	$579,593
Australia	27,541	11,561	(3,667)	756	391,520
United States	6,116	1,165	(3,941)	422	31,161
Corporate and eliminations	—	1,572	(2,045)	126	(72,524)
Total	$97,489	$32,700	$(21,344)	$1,983	$929,750

Nine months ended September 30, 2018
Canada	$226,661	$54,954	$(53,777)	$3,679	$870,701
Australia	89,542	30,608	(3,793)	2,028	301,340
United States	35,969	7,482	(6,445)	2,168	58,574
Corporate and eliminations	—	6,458	(16,896)	791	(131,979)
Total	$352,172	$99,502	$(80,911)	$8,666	$1,098,636

Nine months ended September 30, 2017
Canada	$182,006	$54,374	$(26,283)	$2,195	$579,593
Australia	83,164	34,614	(8,284)	2,211	391,520
United States	15,758	3,549	(10,347)	1,058	31,161
Corporate and eliminations	—	4,546	(7,529)	2,556	(72,524)
Total	$280,928	$97,083	$(52,443)	$8,020	$929,750

18.	SUBSEQUENT EVENT

On October 26, 2018, we amended our Amended Credit Agreement. Please see Note 11 - Debt for further information.

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

Amended Credit Agreement

On April 2, 2018 and October 26, 2018, we amended our Amended Credit Agreement. Please see Note 11 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further information.

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

After beginning to drop in the second half of 2014, global oil prices dropped during the first quarter of 2016 to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. With falling WTI oil prices, WCS also fell. Prices began to increase in March 2016, and after falling slightly in the second quarter of 2017, prices continued to increase through the first half of 2018. WCS prices in the third quarter of 2018 averaged $41.58 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $83.78 in the second quarter of 2014. The WCS Differential increased from $26.00 per barrel at the end of the fourth quarter of 2017 to $34.90 per barrel at the end of the third quarter of 2018. As of October 22, 2018, the WTI price was $69.17 and the WCS price was $25.86, resulting in a WCS Differential of $43.31. The WCS Differential increased during the third quarter of 2018 due to lack of infrastructure, including pipeline and crude-to-rail capacity, to transport oil away from the Canadian oil sands. These bottlenecks have caused a significant build up in Canadian oil inventories, which reached record highs in August 2018, resulting in the widening WCS Differential. This widening WCS Differential has continued into the fourth quarter of 2018.

There remains a risk that prices for Canadian oil sands crude oil related products could deteriorate for an extended period of time, and the discount between WCS crude prices and WTI crude prices could continue to widen. The depressed price levels through the first quarter of 2016 negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our services in late 2014 and throughout 2015 and 2016. Although we have seen an increase in oil prices since late 2016 and throughout 2017 and 2018, we are not expecting significant improvement in customer activity in the near-term, partially due to the widening WCS Differential discussed above. The current outlook for expansionary projects in Canada is primarily related to proposed pipeline and in-situ oil sands projects. However, continued uncertainty and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets.

From a macroeconomic standpoint, liquefied natural gas (LNG) net imports globally increased 11% in 2017, exceeding consensus estimates by 30%, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. Accordingly, the current view is additional investment in LNG supply will be needed to meet the expected long-term LNG demand growth.

Our U.S. business is also primarily tied to oil prices, specifically oil shale drilling and completion activity, and therefore WTI oil prices, in the Bakken, Rockies and Permian Basins.  With the recovery in oil prices since late 2016 and into 2018, coupled with ample capital availability for U.S. E&P companies, oil drilling and completion activity in the U.S. has significantly increased over the past year.  The U.S. oil rig count has increased from its low of 316 rigs in May 2016 to over 800 rigs active in the third quarter of 2018.  As of October 19, 2018, there were 873 active oil rigs in the U.S. (as measured by Bakerhughes.com).  U.S. oil drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region.  Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 4.7% during the first nine months of 2018 compared to the corresponding period in 2017.  As of October 22, 2018, met coal spot prices were $226.95 per metric tonne. Current met coal pricing levels have not led our customers to approve any significant new projects.  We expect that customers will look for a period of sustained higher prices before new projects are approved.  Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. Our customers continue to actively implement cost, productivity and efficiency measures to further drive down their cost base.

Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)
Fourth Quarter through 10/22/2018	$72.55	$27.67	$196.00
9/30/2018	69.61	41.58	196.00
6/30/2018	67.97	49.93	196.00
3/31/2018	62.89	37.09	235.00
12/31/2017	55.28	38.65	192.00
9/30/2017	48.16	37.72	170.00
6/30/2017	48.11	38.20	193.50
3/31/2017	51.70	38.09	285.00
12/31/2016	49.16	34.34	200.00
9/30/2016	44.88	30.67	92.50
6/30/2016	45.53	32.84	84.00
3/31/2016	33.41	20.26	81.00
12/31/2015	42.02	27.82	89.00
9/30/2015	46.48	31.54	93.00

(1)	Source: WTI crude prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

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

In recent months, however, several catalysts have emerged that we believe could have favorable intermediate to long-term implications for our core end markets. Since the announcement by OPEC in late November 2016 to cut production quotas and the subsequent rise in spot oil prices and future oil price expectations, certain operators with steam-assisted gravity drainage operations in the Canadian oil sands increased capital spending in 2017. Despite construction at the Fort Hill Energy LP project ending in early 2018, Canadian oil sands capital spending in 2018 has been relatively flat, in the aggregate. Recent regulatory approvals of several major pipeline projects have the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. However, these projects have been delayed due to the lack of agreement between the Canadian federal government, which supports the pipeline projects, and the British Columbia provincial government. The Canadian federal government recently acquired Kinder Morgan’s Trans Mountain Pipeline, emphasizing their support for this particular project. Additionally, we believe that the

Keystone XL pipeline in the U.S., if constructed, would be a positive catalyst for Canadian oil sands producers, as it would bolster confidence in future take-away capacity from the region to U.S. Gulf Coast refineries.

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

We began expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support potential LNG projects on the west coast of British Columbia. We were awarded a contract with LNG Canada (LNGC) for the provision of open lodge rooms and associated services that ran through October 2017. To support this contract, we developed a new accommodations facility, Sitka Lodge, which includes private washrooms, recreational facilities and other amenities. This lodge currently has 646 rooms, with the potential to expand to serve future accommodations demand in the region.

On October 1, 2018, LNGC's participants announced that a positive final investment decision (FID) had been reached on the proposed Kitimat liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). With the project moving forward, British Columbia LNG activity and related pipeline projects could become a material driver of future activity for our Sitka Lodge, as well as for our mobile fleet assets, which are well suited for the related pipeline construction activity. We previously announced contract awards totaling C$100 million to supply accommodations for four locations along the Coastal GasLink (CGL) pipeline project in British Columbia, Canada. This pipeline would provide the natural gas for the Kitimat LNG Facility. We expect to deploy approximately C$10 million in capital, primarily in 2019, across all four locations. We expect to begin recognizing revenue from these contracts beginning in the first quarter of 2019. In addition, in October 2018, we were awarded room commitments from CGL and LNGC’s Engineering, Procurement and Construction firm to provide rooms and services from Sitka Lodge, contingent on Notice to Proceed, which is expected shortly. The award covers expected room needs over an initial 18 month time period with a minimum room commitment and options for extension of up to 36 months and we expect to begin recognizing revenue from this award beginning in November or December 2018. Expected revenues for the room commitments are estimated to be approximately C$55 million over the initial 18 months. We expect to spend approximately C$15 million in capital to expand the Sitka Lodge to 1,100 rooms. We were previously awarded a contract with LNGC to construct a 4,500 person workforce accommodation center (Cedar Valley Lodge) for the Kitimat LNG Facility.

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. Generally Accepted Accounting Principles (U.S. GAAP) financial reporting purposes. The Canadian dollar was valued at an average exchange rate of U.S. $0.77 for the third quarter of 2018, compared to U.S. $0.80 for the third quarter of 2017, a decrease of approximately 4%. The Canadian dollar was valued at an average exchange rate of U.S. $0.78 for the first nine months of 2018 compared to U.S. $0.77 for the first nine months of 2017, an increase of approximately 1%. The Canadian dollar was valued at an exchange rate of $0.77 on September 30, 2018 and $0.80 on December 31, 2017. The Australian dollar was valued at an average exchange rate of U.S. $0.73 for the third quarter of 2018, compared to U.S. $0.79 for the third quarter of 2017, a decrease of approximately 7%. The Australian dollar was valued at an average exchange rate of U.S. $0.76 for the first nine months of 2018 compared to U.S. $0.77 for the first nine months of 2017, a decrease of approximately 1%. The Australian dollar was valued at an exchange rate of $0.72 on September 30, 2018 and $0.78 on December 31, 2017. These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil and met coal and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2018 capital expenditures, exclusive of any business acquisitions, will total approximately $15 million to $20 million, including capital expenditures related to the recently acquired Noralta assets, compared to 2017 capital expenditures of $11.2 million. Please see “Liquidity and Capital Resources” below for further discussion of 2018 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2018, is based on a comparison to the corresponding periods of 2017.

Results of Operations – Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	Change

	($ in thousands)
Revenues
Canada	$76,753	$63,832	$12,921
Australia	31,090	27,541	3,549
United States and other	12,648	6,116	6,532
Total revenues	120,491	97,489	23,002
Costs and expenses
Cost of sales and services
Canada	56,345	43,331	13,014
Australia	15,207	14,451	756
United States and other	10,201	7,745	2,456
Total cost of sales and services	81,753	65,527	16,226
Selling, general and administrative expenses	17,328	15,871	1,457
Depreciation and amortization expense	34,468	32,700	1,768
Impairment expense	—	4,360	(4,360)
Other operating expense (income)	(163)	375	(538)
Total costs and expenses	133,386	118,833	14,553
Operating loss	(12,895)	(21,344)	8,449

Interest expense and income, net	(6,388)	(5,392)	(996)
Other income	412	517	(105)
Loss before income taxes	(18,871)	(26,219)	7,348
Income tax benefit	5,330	4,011	1,319
Net loss	(13,541)	(22,208)	8,667
Less: Net income attributable to noncontrolling interest	97	123	(26)
Net loss attributable to Civeo Corporation	(13,638)	(22,331)	8,693
Dividends attributable to preferred shares	612	—	612
Net loss attributable to Civeo common shareholders	$(14,250)	$(22,331)	$8,081

We reported net loss attributable to Civeo for the quarter ended September 30, 2018 of $14.3 million, or $0.09 per diluted share. As further discussed below, net loss included costs totaling $0.5 million ($0.4 million after-tax, or $0.00 per diluted share) incurred in connection with the Noralta acquisition, primarily included in Selling, general and administrative (SG&A) expense below.

We reported net loss attributable to Civeo for the quarter ended September 30, 2017 of $22.3 million, or $0.17 per diluted share. As further discussed below, net loss included a $4.4 million pre-tax loss ($3.2 million after-tax, or $0.02 per diluted share) resulting from the impairment of fixed assets included in Impairment expense below.

Revenues. Consolidated revenues increased $23.0 million, or 24%, in the third quarter of 2018 compared to the third quarter of 2017. This increase was primarily due to increases in Canada due to the Noralta acquisition in the second quarter of 2018, as well as increased occupancy in Australia and higher activity levels in certain U.S. markets. This was partially offset by weaker Canadian and Australian dollars relative to the U.S. dollar in the third quarter of 2018 compared to the third quarter of 2017. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales increased $16.2 million, or 25%, in the third quarter of 2018 compared to the third quarter of 2017, primarily due to increases in Canada due to the Noralta acquisition in the second quarter of 2018 and increased occupancy in Australia and higher activity levels in certain U.S. markets. This was partially offset by weaker Canadian and Australian dollars relative to the U.S. dollar in the third quarter of 2018 compared to the third quarter of 2017. Please see the discussion of segment results of operations below for further description.

Selling, General and Administrative Expenses. SG&A expense increased $1.5 million, or 9%, in the third quarter of 2018 compared to the third quarter of 2017. This increase was primarily due to higher professional fees and higher share-based compensation expense, partially offset by lower incentive compensation costs.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.8 million, or 5%, in the third quarter of 2018 compared to the third quarter of 2017, primarily due to additional property, plant and equipment acquired through recent acquisitions as well as incremental intangible amortization expense related to our acquisitions, partially offset by reduced depreciation expense resulting from impairments recorded in 2017.

Impairment Expense. Impairment expense of $4.4 million in the third quarter of 2017 consisted of impairments to leasehold improvements and undeveloped land positions in our Canadian segment. Please see Note 6 - Impairment Charges to the notes to the unaudited consolidated financial statements of this quarterly report for further discussion.

Operating Loss. Consolidated operating loss decreased $8.4 million, or 40%, in the third quarter of 2018 compared to the third quarter of 2017, primarily due to lower impairment expense in the 2018 period and increased activity levels in certain U.S. markets, partially offset by higher SG&A and depreciation and amortization expense.

Interest Expense and Interest Income, net. Net interest expense increased by $1.0 million, or 18%, in the third quarter of 2018 compared to the third quarter of 2017, primarily related to higher revolving credit facility borrowings to fund the Noralta acquisition.

Income Tax Benefit. Our income tax benefit for the three months ended September 30, 2018 totaled $5.3 million, or 28.2% of pretax loss, compared to a benefit of $4.0 million, or 15.3% of pretax loss, for the three months ended September 30, 2017.  The variance in the effective rate between 2018 and 2017 is due to the change in the relative mix of losses between Canada, Australia and the U.S., as Australia and the U.S., for purposes of computing the interim tax provision, are considered loss jurisdictions for tax accounting purposes.

Other Comprehensive Income (Loss). Other comprehensive loss increased $15.7 million in the third quarter of 2018 compared to the third quarter of 2017, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 2% in the third quarter of 2018 compared to a 4% increase in the third quarter of 2017. The Australian dollar exchange rate compared to the U.S. dollar decreased 2% in the third quarter of 2018 compared to a 2% increase in the third quarter of 2017.

Segment Results of Operations – Canadian Segment

	Three Months Ended September 30,
	2018	2017	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$72,991	$60,018	$12,973
Mobile facility rental revenue (2)	135	579	(444)
Catering and other services revenue (3)	3,627	3,037	590
Manufacturing revenue (4)	—	198	(198)
Total revenues	$76,753	$63,832	$12,921

Cost of sales and services ($ in thousands)
Accommodation cost	$47,920	$36,386	$11,534
Mobile facility rental cost	834	378	456
Catering and other services cost	3,624	2,401	1,223
Manufacturing cost	229	1,469	(1,240)
Indirect other cost	3,738	2,697	1,041
Total cost of sales and services	$56,345	$43,331	$13,014

Gross margin as a % of revenues	26.6%	32.1%	(5.5)%

Average available lodge rooms (5)	22,707	14,720	7,987

Rentable rooms for lodges (6)	13,406	8,698	4,708

Average daily rate for lodges (7)	$89	$92	$(3)

Occupancy in lodges (8)	66%	81%	(15)%

Billed rooms for lodges (9)	816,295	646,642	169,653

Average Canadian dollar to U.S. dollar	$0.765	$0.799	$(0.034)

(1)	Includes revenues related to lodge and open camp rooms for the periods presented.

(2)	Includes revenues related to mobile camps for the periods presented.

(3)	Includes revenues related to catering and food services, laundry and water and wastewater treatment services for the periods presented.

(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.

(5)	Average available rooms include rooms that are utilized for our personnel.

(6)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(7)	Average daily rate is based on rentable rooms and lodge/village revenue.

(8)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

(9)	Billed rooms represents total billed days for the periods presented.

Our Canadian segment reported revenues in the third quarter of 2018 that were $12.9 million, or 20%, higher than the third quarter of 2017. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 4% in the third quarter of 2018 compared to the third quarter of 2017 resulted in a $3.4 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced a 27% increase in accommodation revenues. This increase was driven by the Noralta acquisition in the second quarter of 2018.

Our Canadian segment cost of sales and services increased $13.0 million, or 30%, in the third quarter of 2018 compared to the third quarter of 2017. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 4% in the third quarter of 2018 compared to the third quarter of 2017 resulted in a $2.5 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rates, the increased cost of sales and services was driven by the Noralta acquisition, partially offset by lower costs of sales and services related to reduced occupancy at certain lodges.

Our Canadian segment gross margin as a percentage of revenues decreased from 32% in the third quarter of 2017 to 27% in the third quarter of 2018. This decrease was primarily driven by lower lodge rates and reduced occupancy percentage in certain lodges, impacting operating efficiencies at these lower levels. The reduced occupancy in the third quarter of 2018 compared to the third quarter of 2017 is due to lower activity levels at certain lodges which benefited in the prior year from higher occupancy related to a customer construction project that was completed in early 2018.

Segment Results of Operations – Australian Segment

	Three Months Ended September 30,
	2018	2017	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$30,679	$27,541	$3,138
Catering and other services revenue (2)	411	$—	$411
Total revenues	$31,090	$27,541	$3,549

Cost of sales ($ in thousands)
Accommodation cost	$14,199	$13,809	$390
Catering and other services cost	365	—	365
Indirect other cost	643	642	1
Total cost of sales and services	$15,207	$14,451	$756

Gross margin as a % of revenues	51.1%	47.5%	3.6%

Average available village rooms (3)	9,346	9,359	(13)

Rentable rooms for villages (4)	8,739	8,725	14

Average daily rate for villages (5)	$77	$81	$(4)

Occupancy in Villages (6)	49%	42%	7%

Billed rooms for villages (7)	396,747	340,467	56,280

Australian dollar to U.S. dollar	$0.731	$0.790	$(0.059)

(1)	Includes revenues related to village rooms for the periods presented.

(2)	Includes revenues related to catering and other services, including facilities management for the periods presented.

(3)	Average available rooms include rooms that are utilized for our personnel.

(4)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(5)	Average daily rate is based on rentable rooms and lodge/village revenue.

(6)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

(7)	Billed rooms represents total billed days for the periods presented.

Our Australian segment reported revenues in the third quarter of 2018 that were $3.5 million, or 13%, higher than the third quarter of 2017. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 7% in the third quarter of 2018 compared to the third quarter of 2017 resulted in a $2.5 million period-over-period decrease in revenues. Excluding the impact of the weaker Australian exchange rates, the Australian segment experienced a 22% increase in revenues due to increased occupancy at our Bowen Basin villages and new business revenue related to accommodation, cleaning and maintenance activities for client owned villages in the Bowen Basin.

Our Australian segment cost of sales increased $0.8 million, or 5%, in the third quarter of 2018 compared to the third quarter of 2017. The increase was driven by increased occupancy at our Bowen Basin villages and additional costs to service accommodation, cleaning and maintenance activities for client owned villages in the Bowen Basin.

Our Australian segment gross margin as a percentage of revenues increased to 51% in the third quarter of 2018 from 48% in the third quarter of 2017. This was primarily driven by increased in-house occupancy at our Bowen Basin villages.

Segment Results of Operations – U.S.

	Three Months Ended September 30,
	2018	2017	Change
Revenues ($ in thousands)	$12,648	$6,116	$6,532

Cost of sales ($ in thousands)	$10,201	$7,745	$2,456

Gross margin as a % of revenues	19.3%	(26.6)%	46.0%

Our U.S. segment reported revenues in the third quarter of 2018 that were $6.5 million, or 107%, higher than the third quarter of 2017.  The increase was primarily due to greater U.S. drilling activity in the Bakken, Rockies and Texas markets benefiting our lodge and wellsite businesses, the Acadian Acres acquisition in February 2018 and higher revenues from our offshore business.

Our U.S. cost of sales increased $2.5 million, or 32%, in the third quarter of 2018 compared to the third quarter of 2017. The increase was driven by greater U.S. drilling activity in the Bakken, Rockies and Texas markets and greater activity in the offshore business.

Our U.S. segment gross margin as a percentage of revenues increased from (27)% in the third quarter of 2017 to 19% in the third quarter of 2018 primarily due to increased U.S. drilling activity in the Bakken, Rockies and Texas markets, as well as the offshore business and the Acadian Acres acquisition.

Results of Operations – Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	Change

	($ in thousands)
Revenues
Canada	$226,661	$182,006	$44,655
Australia	89,542	83,164	6,378
United States and other	35,969	15,758	20,211
Total revenues	352,172	280,928	71,244
Costs and expenses
Cost of sales and services
Canada	170,707	125,449	45,258
Australia	45,889	41,753	4,136
United States and other	31,222	19,481	11,741
Total cost of sales and services	247,818	186,683	61,135
Selling, general and administrative expenses	56,754	44,141	12,613
Depreciation and amortization expense	99,502	97,083	2,419
Impairment expense	28,661	4,360	24,301
Other operating expense	348	1,104	(756)
Total costs and expenses	433,083	333,371	99,712
Operating loss	(80,911)	(52,443)	(28,468)

Interest expense and income, net	(19,985)	(16,470)	(3,515)
Other income	2,923	1,247	1,676
Loss before income taxes	(97,973)	(67,666)	(30,307)
Income tax benefit	29,386	9,875	19,511
Net loss	(68,587)	(57,791)	(10,796)
Less: Net income attributable to noncontrolling interest	341	343	(2)
Net loss attributable to Civeo Corporation	(68,928)	(58,134)	(10,794)
Dividends attributable to preferred shares	49,100	—	49,100
Net loss attributable to Civeo common shareholders	$(118,028)	$(58,134)	$(59,894)

We reported net loss attributable to Civeo for the nine months ended September 30, 2018 of $118.0 million, or $0.76 per diluted share. As further discussed below, net loss included (i) a $28.7 million pre-tax loss ($20.9 million after-tax, or $0.16 per diluted share) resulting from the impairment of fixed assets included in Impairment expense, (ii) costs totaling $7.0 million ($6.3 million after-tax, or $0.04 per diluted share) incurred in connection with the Noralta acquisition, primarily included in Selling, general and administrative (SG&A) expense below, and (iii) $49.1 million of dividends attributable to the preferred shares issued in the Noralta acquisition.

We reported net loss attributable to Civeo for the nine months ended September 30, 2017 of $58.1 million, or $0.46 per diluted share. As further discussed below, net loss included a $4.4 million pre-tax loss ($3.2 million after-tax, or $0.02 per diluted share) resulting from the impairment of fixed assets included in Impairment expense below.

Revenues. Consolidated revenues increased $71.2 million, or 25%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was largely driven by increases in Canada due to the Noralta acquisition in the second quarter of 2018 and increased mobile facility rental revenue, as well as a stronger Canadian dollar relative to the U.S. dollar in 2018 compared to 2017. Additionally, higher activity levels in certain markets in Australia and the U.S. contributed to increased revenues. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales increased $61.1 million, or 33%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to increases in Canada due to the Noralta acquisition in the second quarter of 2018 and increased mobile facility rental activity, and in Australia due to higher occupancy levels in certain markets and the U.S. due to higher activity levels. Additionally, a stronger Canadian dollar relative to the U.S. dollar in 2018 compared to 2017 contributed to increased cost of sales and services. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense increased $12.6 million, or 29%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase was primarily due to $6.7 million in costs incurred in connection with the Noralta acquisition and $4.0 million in higher share-based compensation expense associated with phantom share awards. The increase in share-based compensation was due to the increase in our share price during the period, which is used to remeasure the phantom share awards at each reporting date.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.4 million, or 2%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to additional property, plant and equipment acquired through recent acquisitions as well as incremental intangible amortization expense related to our acquisitions, partially offset by reduced depreciation expense resulting from impairments recorded in 2017 and certain assets becoming fully depreciated during 2017.

Impairment Expense. We recorded pre-tax impairment expense of $28.7 million in the nine months ended September 30, 2018 associated with long-lived assets in our Canadian segment. We recorded pre-tax impairment expense of $4.4 million in the nine months ended September 30, 2017 associated with leasehold improvements and undeveloped land positions in our Canadian segment.

Please see Note 6 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Operating Loss. Consolidated operating loss increased $28.5 million, or 54%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to higher impairment expense and SG&A expense in the 2018 period, partially offset by increased activity levels in certain U.S. markets.

Interest Expense and Interest Income, net. Net interest expense increased by $3.5 million, or 21% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily related to higher revolving credit facility borrowings to fund the Noralta acquisition.

Income Tax Benefit.  Our income tax benefit for the nine months ended September 30, 2018 totaled $29.4 million, or 30.0% of pretax loss, compared to a benefit of $9.9 million, or 14.6% of pretax loss, for the nine months ended September 30, 2017.  Our effective tax rate for the nine months ended September 30, 2018 was reduced approximately 5% by the exclusion of Australia and the U.S. for purposes of computing the interim tax provision since they are considered loss jurisdictions for tax accounting purposes. This reduction was offset by an increase of approximately 5% due to Canada no longer being considered a loss jurisdiction, and a resulting valuation allowance release of $4.9 million recorded in the three months ended June 30, 2018. Our effective tax rate for the nine months ended September 30, 2017 was reduced approximately 13% by the exclusion of Australia and the U.S. for purposes of computing the interim tax provision since they are considered loss jurisdictions for tax accounting purposes.

Dividends Attributable to Preferred Shares.  We recorded dividends attributable to preferred shares of $49.1 million in the nine months ended September 30, 2018 primarily resulting from a beneficial conversion factor associated with the preferred shares issued as part of the Noralta acquisition. Please see Note 12 – Preferred Shares to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Other Comprehensive Income (Loss). Other comprehensive loss increased $64.3 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 3% in the first nine months of 2018 compared to a 8% increase in the first nine months of 2017. The Australian dollar exchange rate compared to the U.S. dollar decreased 7% in the first nine months of 2018 compared to a 8% increase in the first nine months of 2017.

Segment Results of Operations – Canadian Segment

	Nine Months Ended September 30,
	2018	2017	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$204,258	$169,885	$34,373
Mobile facility rental revenue (2)	9,283	1,381	7,902
Catering and other services revenue (3)	11,082	9,126	1,956
Manufacturing revenue (4)	2,038	1,614	424
Total revenues	$226,661	$182,006	$44,655

Cost of sales and services ($ in thousands)
Accommodation cost	$137,487	$105,597	$31,890
Mobile facility rental cost	9,737	1,058	8,679
Catering and other services cost	10,321	6,697	3,624
Manufacturing cost	2,373	3,659	(1,286)
Indirect other cost	10,789	8,438	2,351
Total cost of sales and services	$170,707	$125,449	$45,258

Gross margin as a % of revenues	24.7%	31.1%	(6.4)%

Average available lodge rooms (5)	19,975	14,720	5,255

Rentable rooms for lodges (6)	12,362	8,564	3,798

Average daily rate for lodges (7)	$88	$93	$(5)

Occupancy in lodges (8)	69%	78%	(9)%

Billed rooms for lodges (9)	2,320,012	1,822,617	497,395

Average Canadian dollar to U.S. dollar	$0.777	$0.766	$0.011

(1)	Includes revenues related to lodge and open camp rooms for the periods presented.

(2)	Includes revenues related to mobile camps for the periods presented.

(3)	Includes revenues related to catering and food services, laundry and water and wastewater treatment services for the periods presented.

(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.

(5)	Average available rooms include rooms that are utilized for our personnel.

(6)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(7)	Average daily rate is based on rentable rooms and lodge/village revenue.

(8)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

(9)	Billed rooms represents total billed days for the periods presented.

Our Canadian segment reported revenues in the nine months ended September 30, 2018 that were $44.7 million, or 25%, higher than the nine months ended September 30, 2017. The strengthening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 1% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 resulted in a $3.1 million year-over-year increase in revenues. In addition, excluding the impact of the stronger Canadian exchange rates, the segment experienced a 19% increase in accommodation revenues, primarily due to the Noralta acquisition in the second quarter of 2018. Additionally, increased mobile facility rental revenue was driven by increased pipeline related projects.

Our Canadian segment cost of sales and services increased $45.3 million, or 36%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The strengthening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 1% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 resulted in a $2.4 million year-over-year increase in cost of sales and services. The remaining increase was primarily due to the Noralta acquisition in the second quarter of 2018 and increased mobile facility rental activity and related costs, partially offset by lower costs of sales and services related to reduced occupancy at certain lodges.

Our Canadian segment gross margin as a percentage of revenues decreased from 31% in the nine months ended September 30, 2017 to 25% in the nine months ended September 30, 2018 primarily due to lower lodge rates and reduced occupancy percentage in certain lodges, impacting operating efficiencies at these lower levels.

Segment Results of Operations – Australian Segment

	Nine Months Ended September 30,
	2018	2017	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$88,343	$83,164	$5,179
Catering and other services revenue (2)	1,199	—	1,199
Total revenues	$89,542	$83,164	$6,378

Cost of sales ($ in thousands)
Accommodation cost	42,942	39,964	2,978
Catering and other services cost	1,025	—	1,025
Indirect other cost	1,922	1,789	133
Total cost of sales and services	$45,889	$41,753	$4,136

Gross margin as a % of revenues	48.8%	49.8%	(1.0)%

Average available village rooms (3)	9,346	9,377	(31)

Rentable rooms for villages (4)	8,731	8,753	(22)

Average daily rate for villages (5)	$79	$81	$(2)

Occupancy in Villages (6)	47%	43%	4%

Billed rooms for villages (7)	1,114,695	1,030,068	84,627

Australian dollar to U.S. dollar	$0.758	$0.766	$(0.008)

(1)	Includes revenues related to village rooms for the periods presented.

(2)	Includes revenues related to catering and other services, including facilities management for the periods presented.

(3)	Average available rooms include rooms that are utilized for our personnel.

(4)	Rentable rooms exclude rooms that are utilized for our personnel and out-of-service rooms.

(5)	Average daily rate is based on rentable rooms and lodge/village revenue.

(6)	Occupancy represents total billed days divided by rentable days. Rentable days excludes staff rooms and out-of-service rooms.

(7)	Billed rooms represents total billed days for the periods presented.

Our Australian segment reported revenues in the nine months ended September 30, 2018 that were $6.4 million, or 8%, higher than the nine months ended September 30, 2017. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 1% in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 resulted in a $1.3 million year-over-year decrease in revenues. Excluding the impact of the weaker Australian exchange rates, the segment experienced a 9% increase in revenues in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to increased activity at our Bowen Basin villages offset by reduced take-or-pay revenues on expired contracts compared to 2017. In addition, revenues in the nine months ended September 30, 2018 include new business revenue related to accommodation, cleaning and maintenance activities for client owned villages in the Bowen Basin.

Our Australian segment cost of sales increased $4.1 million, or 10%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was driven by higher occupancy levels at our villages in the Bowen Basin and additional costs to service accommodation, cleaning and maintenance activities for client owned villages in the Bowen Basin.

Our Australian segment gross margin as a percentage of revenues decreased to 49% in the nine months ended September 30, 2018 from 50% in the nine months ended September 30, 2017. This was primarily driven by reduced take-or-pay revenues on expired contracts compared to 2017 and lower margin new business activities related to client owned villages.

Segment Results of Operations – U.S. Segment

	Nine Months Ended September 30,
	2018	2017	Change
Revenues ($ in thousands)	$35,969	$15,758	$20,211

Cost of sales ($ in thousands)	$31,222	$19,481	$11,741

Gross margin as a % of revenues	13.2%	(23.6)%	36.8%

Our U.S. segment reported revenues in the nine months ended September 30, 2018 that were $20.2 million, or 128%, higher than the nine months ended September 30, 2017.  The increase was primarily due to greater U.S. drilling activity in the Bakken, Rockies and Texas markets benefiting our lodge and wellsite businesses, the Acadian Acres acquisition in February 2018 and higher revenues from our offshore business.

Our U.S. cost of sales increased $11.7 million, or 60%, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.  The increase was driven by greater U.S. drilling activity in the Bakken, Rockies and Texas markets and greater activity in the offshore business.

Our U.S. segment gross margin as a percentage of revenues increased from (24)% in the nine months ended September 30, 2017 to 13% in the nine months ended September 30, 2018, primarily due to increased U.S. drilling activity in the Bakken, Rockies and Texas markets, as well as the offshore business and the Acadian Acres acquisition.

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

The following table summarizes our consolidated liquidity position as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Lender commitments (1)	$239,500	$275,000
Reductions in availability (2)	(43,545)	(165,845)
Borrowings against revolving credit capacity	(152,921)	—
Outstanding letters of credit	(3,178)	(1,773)
Unused availability	39,856	107,382
Cash and cash equivalents	4,540	32,647
Total available liquidity	$44,396	$140,029

(1)
We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.9 million and A$0.8 million under this facility outstanding as of September 30, 2018 and December 31, 2017, respectively.

(2)
As of September 30, 2018, $43.5 million of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement. As of December 31, 2017, $165.8 million of our borrowing capacity under the Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Credit Agreement.

Cash totaling $25.9 million was provided by operations during the nine months ended September 30, 2018, compared to $45.5 million provided by operations during the nine months ended September 30, 2017. Net cash used by changes in operating assets and liabilities was $14.1 million during the nine months ended September 30, 2018 compared to net cash provided by changes in operating assets and liabilities of $4.5 million during the nine months ended September 30, 2017. The decrease was primarily the result of a tax refund received in 2017 as well as a decrease in accounts payable in 2018.

Cash was used in investing activities during the nine months ended September 30, 2018 in the amount of $186.1 million, compared to cash used in investing activities during the nine months ended September 30, 2017 in the amount of $5.8 million.  The increase in cash used in investing activities was primarily due to $157.8 million to fund the Noralta acquisition and $23.8 million to fund the Acadian Acres asset acquisition.  Capital expenditures totaled $8.7 million and $8.0 million during the nine months ended September 30, 2018 and 2017, respectively.  Capital expenditures in the nine months ended September 30, 2018 and 2017 consisted primarily of routine maintenance capital expenditures. In addition, capital expenditures in the nine months ended September 30, 2017 consisted of investments in an enterprise information system.

We expect our capital expenditures for 2018, exclusive of any business acquisitions, to be in the range of $15 million to $20 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. This range includes capital expenditures related to the assets we acquired in the Noralta acquisition. Whether planned expenditures will actually be spent in 2018 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Amended Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

Net cash of $133.9 million was provided by financing activities during the nine months ended September 30, 2018 primarily due to net borrowings under our revolving credit facilities of $155.4 million to primarily fund the Noralta acquisition, partially offset by repayments of term loan borrowings of $18.2 million and debt issuance costs of $2.7 million. Net cash of $10.6 million was provided in financing activities during the nine months ended September 30, 2017, primarily due to net proceeds from our February 2017 equity offering of $64.8 million, offset by net repayments under our revolving credit facilities of $39.9 million, repayments of term loan borrowings of $12.2 million and debt issuance costs of $1.9 million.

The following table summarizes the changes in debt outstanding during the nine months ended September 30, 2018 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2017	$297,623	$—	$—	$297,623
Borrowings under revolving credit facilities	253,892	35,558	—	289,450
Repayments of borrowings under revolving credit facilities	(117,665)	(16,375)	—	(134,040)
Repayments of term loans	(18,177)	—	—	(18,177)
Translation	(9,942)	(1,836)	—	(11,778)
Balance at September 30, 2018	$405,731	$17,347	$—	$423,078

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

•
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

•	extended the maturity date by 18 months, from May 30, 2019 to November 30, 2020;

•	adjusted the maximum leverage ratio financial covenant, as follows:

Period Ended	Maximum Leverage Ratio
September 30, 2018	4.25 : 1.00
December 31, 2018	3.75 : 1.00
March 31, 2019 & thereafter	3.50 : 1.00
; and

•	provided for other technical changes and amendments to the Credit Agreement.

On October 26, 2018, we amended the Amended Credit Agreement, which, among other things:

•	increased amortization on the term loan facility from 10% per annum to 12.5% per annum beginning at December 31, 2018 through maturity;

•	adjusted the maximum leverage ratio financial covenant, as follows:

Period Ended	Maximum Leverage Ratio
December 31, 2018	4.50	:	1.00
March 31, 2019	4.75	:	1.00
June 30, 2019	4.50	:	1.00
September 30, 2019	4.00	:	1.00
December 31, 2019 & thereafter	3.50	:	1.00
; and

•	provided for other technical changes and amendments to the Credit Agreement.

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.25 to 1.0 (as of September 30, 2018). As noted above, the permitted maximum leverage ratio changes over time. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with our covenants as of September 30, 2018.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of September 30, 2018, we had nine lenders that are parties to the Credit Agreement, with commitments ranging from $24.9 million to $110.6 million.

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

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially US$10,000 per share), subject to increase to up to 3% in certain circumstances, paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on June 30 and September 30, 2018, thereby increasing the liquidation preference to $10,100 per share as of September 30, 2018. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash. For further information, please see Note 12 – Preferred Shares.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2017. As of September 30, 2018, except for net borrowings under our revolving credit facilities, there were no material changes to this disclosures regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2018, we had $423.1 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $4.2 million annually, based on our floating-rate debt obligations and interest rates in effect as of September 30, 2018.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.3 billion and A$0.4 billion, respectively, at September 30, 2018. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of September 30, 2018 would result in translation adjustments of approximately $31 million and $37 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

(a)INDEX OF EXHIBITS

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

CIVEO CORPORATION

Date: October 31, 2018	By /s/ Frank C. Steininger
Frank C. Steininger
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal
Financial Officer)