Form 10-K
period 2018-12-31
Civeo Corp
filed 2019-02-27
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to

 Commission file number: 001-36246
 Civeo Corporation
____________

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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2018, was $577,165,294.

The Registrant had 166,115,535 common shares outstanding as of February 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2019 Annual General Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CIVEO CORPORATION

i

PART I

This annual report on Form 10-K (annual report) contains certain “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this annual report.

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

Cautionary Statement Regarding Forward-Looking Statements

We include the following cautionary statement to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any "forward-looking statement" made by us or on our behalf. All statements other than statements of historical facts included in this annual report are forward-looking statements. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. Such statements may include statements regarding our future financial position, budgets, capital expenditures, projected costs, plans and objectives of management for future operations and possible future strategic transactions. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that, while we believe such assumptions or bases to be reasonable and make them in good faith, assumed facts or bases almost always vary from actual results. The differences between assumed facts or bases and actual results can be material, depending upon the circumstances. The factors identified in this cautionary statement are important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by us, or on our behalf.

In any forward-looking statement where we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking this into account, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us:

•	the level of supply and demand for oil, coal, natural gas, iron ore and other minerals;

•	the level of activity, spending and developments in the Canadian oil sands;

•
failure by our customers to reach positive final investment decisions on, or otherwise not complete, projects with respect to which we have been awarded contracts to provide related hospitality services, which may cause those customers to terminate or postpone the contracts;

•
our ability to implement our plans or otherwise achieve our forecasts and other expectations with respect to our 2018 acquisition of Noralta Lodge Ltd. and to realize the anticipated synergies and cost savings in the time frame anticipated or at all;

•	the level of demand for coal and other natural resources from, and investments and opportunities in, Australia;

•	the availability of attractive oil and natural gas field assets, which may be affected by governmental actions or environmental activists which may restrict drilling;

•	fluctuations in the current and future prices of oil, coal, natural gas, iron ore and other minerals;

•	fluctuations in currency exchange rates;

•	general global economic conditions and the pace of global economic growth;

•
changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof, including taxing authorities not agreeing with our assessment of the effects of such laws, treaties and regulations;

•	global weather conditions, natural disasters and security threats;

•	our ability to hire and retain skilled personnel;

•	the availability and cost of capital, including the ability to access the debt and equity markets;

•	the development of new projects, including whether such projects will continue in the future; and

•	other factors identified in Item 1A. - "Risk Factors" of this annual report.

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

ITEM 1. Business

Available Information

We maintain a website with the address of www.civeo.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the Commission). Also, these filings are available on the Internet at www.sec.gov and free of charge upon written request to our corporate secretary at the address shown on the cover page of this annual report.

Our Company

We are a hospitality company servicing the natural resources industry in Canada, Australia and the U.S. We provide a full suite of hospitality services for our guests, including lodging, food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of accommodation facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and group logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We operate in some of the world’s most active oil, coal and iron ore producing regions, and our customers include major and independent oil companies, mining companies and oilfield and mining service companies. Our extensive suite of services enables us to meet the unique needs of each of our customers, while providing comfortable accommodations for their employees.

Our Company is built on the foundation of the following core values: Safety, Care, Excellence, Integrity and Collaboration.  We put the safety of our employees and guests above all other concerns.  We care about our people, guests, customers, communities and the environment, and we deliver excellent service with passion and pride.  We act with integrity and collaborate with our people, communities, customers and partners.

 We provide hospitality services that span the lifecycle of customer projects, from the initial exploration and resource delineation to long-term production. Initially, as customers assess the resource potential and determine how they will develop it, they typically need our hospitality services for a limited number of employees for an uncertain duration of time. Our fleet of mobile accommodation assets is well-suited to support this initial exploratory stage as customers evaluate their development and construction plans. As development of the resource begins, we are able to serve their needs through either our fleet of mobile accommodation assets, particularly for shorter term projects such as pipeline construction and seasonal drilling programs, or our scalable lodge or village model, as well as serve guests in customer-owned facilities. As projects grow and headcount needs increase, we are able to meet our customers growing needs at our accommodations facilities or with our hospitality services. By providing infrastructure support and hospitality services early in the project lifecycle, we are well positioned to continue to service our customers throughout the production phase, which typically lasts decades.

Our scalable facilities provide workforce accommodations where, in many cases, traditional accommodations and related infrastructure are not accessible, sufficient or cost effective. Our hospitality services help facilitate efficient development and production of natural resources found in areas without sufficient housing, infrastructure or local labor. We support the development of these natural resources by providing hospitality services, including lodging, food service, housekeeping, recreation facilities, laundry and facilities management, as well as water and wastewater treatment, power generation, communications and group logistics. Our customers are able to outsource their accommodations needs to a single supplier, maintaining employee welfare and satisfaction while focusing their investment on their core resource production efforts. Our primary focus is on providing these hospitality services to leading natural resource companies at our major properties, which we refer to as lodges in Canada and villages in Australia, or at facilities owned by our customers. We own and operate 33 lodges and villages with an aggregate of more than 33,000 rooms. Additionally, in both Canada and the U.S., we also offer a fleet of mobile accommodation assets. We have long-standing relationships with many of our customers, many of whom are, or are affiliates of, large, investment-grade energy and mining companies.

On April 2, 2018, we completed our acquisition of Noralta Lodge Ltd. (Noralta). Please see Note 7 - Acquisitions to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

Demand for our hospitality services is influenced by four primary factors: commodity prices, available infrastructure, headcount requirements and competition. Current commodity prices, and our customers’ expectations for future commodity prices, influence customers’ spending on current productive assets, maintenance on and expansion of existing assets and development of greenfield, brownfield or new assets. In addition to commodity prices, different types of customer activity require varying workforce sizes, influencing the demand for our services. Competing locations and services will also influence demand for our rooms and services.

In the Canadian oil sands region, demand for our hospitality services is influenced by oil prices. Spending on the construction and development of new projects has historically decreased as the outlook for oil prices decreases. However, spending on current operations and maintenance has historically reacted less quickly to changes in oil prices, as customers consider their cash operating costs, rather than overall full-cycle returns. Likewise, construction and expansion projects underway have also been less sensitive to commodity price decreases, as customers generally focus on completion and incremental costs. Natural gas prices also influence oil sands activity as an input cost, so as natural gas prices fall, a significant component of our customers’ operating costs falls as well.

Another factor that influences demand for our hospitality services is the type of customer project we are supporting. Generally, Canadian customers require larger workforces during construction and expansionary periods, and therefore have higher demand for our rooms and services. Operational and maintenance headcounts are typically a fraction, 20-25%, of the headcounts experienced during construction.

In addition, proximity to customer activity and availability of customer-owned rooms influences the rental demand of our rooms. Typically, customers prefer to first utilize their own rooms on location, and if such customer-owned rooms are insufficient, customers prefer to avoid busing their workforces to housing more than 45 kilometers away.

A number of multinational energy companies believe there is a potential to export liquefied natural gas (LNG) from Canada to meet the increasing global demand, particularly in Asia, for LNG. We expect that LNG activity in Western Canada will be influenced by the global prices for LNG, which are largely tied to global oil prices, global supply/demand dynamics for LNG and Western Canadian wellhead prices for natural gas. Should our customers or potential customers decide to invest in these LNG projects, demand for hospitality services over the next three years will be driven by (i) the construction of the LNG facilities on the coast of British Columbia and (ii) the construction of the related natural gas pipeline infrastructure across British Columbia. Facility construction will create demand for permanent lodge accommodations and services, while pipeline construction activity will drive demand for mobile camp accommodations.

Currently, Western Canada does not have any operational LNG export facilities. However, on October 1, 2018, LNG Canada (LNGC), a large LNG export project proposed by a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Korea Gas Corporation (5 percent) and Mitsubishi Corporation (15 percent), announced that a positive final investment decision (FID) was reached on the proposed Kitimat liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). See "Canada-Canadian British Columbia Lodge" for more information.

Our Australian villages support similar activities as our Canadian lodges for the natural resources industry in Australia. Our customers are typically developing and producing metallurgical (met) coal and other minerals which have resource lives that are measured in decades. As such, their spending levels tend to react similarly to commodity prices as the spending levels of our Canadian customers. Spending on producing assets is less sensitive to commodity price decreases in the short and medium term, assuming the projects remain cash flow positive. However, new construction projects and expansionary projects are typically cancelled or deferred during periods of lower met coal prices. Similar to the Canadian market, new project construction activity typically requires larger workforces than day-to-day operations, where proximity and availability of customer-owned rooms influences the demand for our rooms and services. During the period from mid-year 2012 to mid-year 2016, much of the previous demand for our hospitality services from new construction activity had ceased. Subsequently, our customer service requirements were primarily driven by production, maintenance and operational activities. More recently, we have seen an increase in the number of significant maintenance projects, along with customers initiating projects to optimize their assets. This work has also included some small mine expansion projects. The rise in met coal prices since the fourth quarter of 2016 has improved market sentiment, and we are working closely with our existing and potential customers as they consider capital investment and expansion opportunities in the future. We expect that customers will assess the likelihood of a period of sustained higher prices before committing capital to new projects.

Our U.S. operations are primarily tied to activity in the U.S. shale formations in West Texas, the Bakken, the mid Continent, and the Rockies, as well as activity in the Louisiana downstream and offshore Gulf of Mexico markets. Given the shorter investment horizon and decision cycle of our U.S. customers, typically on a well-by-well basis, spending activities of U.S. customers typically react more quickly to changes in oil and natural gas prices. These spending dynamics were clearly demonstrated over the past six years. With oil prices near $100 per barrel from 2012 to late 2014, drilling and completion activity levels grew. However, as oil prices fell beginning in August 2014, and remained at relatively low levels throughout 2015 and most of 2016, activity in the U.S. reacted swiftly, with the U.S. rig count falling over 50% in six months from its peak in the third quarter of 2014. After staging a significant recovery in 2017, the U.S. rig count was generally stable in 2018, finishing the year at 1,083 rigs. The Permian Basin remains the most active U.S. unconventional play, representing 45% of the rigs in the U.S. market at the end of 2018. Completion activity also grew, with the Permian Basin again seeing the majority of growth in the U.S. market. Unlike the Canadian and Australian markets, headcount requirements for drilling and completion activity are fairly uniform in the U.S. market. Given the U.S. market for accommodations is primarily supported by mobile camp assets, competition is primarily driven by the availability of assets and price.

For the years ended December 31, 2018, 2017 and 2016, we generated $466.7 million, $382.3 million and $397.2 million in revenues and $88.1 million, $98.0 million and $95.8 million in operating loss, respectively. The majority of our operations, assets and income are derived from the hospitality services provided at our lodges and villages that have historically been contracted by our customers on a take-or-pay basis for periods ranging from several months to three years. The hospitality services we provide at these facilities generate more than 85% of our revenue. Important performance metrics include revenue related to our major properties, aggregate billed rooms and average daily rate. The table below summarizes these key statistics for the periods presented in this annual report.

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except for room counts and average daily rate)
Accommodation Revenue (1)
Canada	$266,899	$228,062	$238,221
Australia	117,896	111,221	106,815
United States	18,288	9,832	3,806
Total Accommodation Revenue	$403,083	$349,115	$348,842

Mobile Facility Rental Revenue (2)
Canada	$9,316	$3,935	$9,217
United States	20,389	8,764	6,243
Total Mobile Facility Rental Revenue	$29,705	$12,699	$15,460

Food Service and Other Services Revenue (3)
Canada	$15,601	$11,891	$14,280
Australia	1,342	—	—
United States	170	171	86
Total Food Service and Other Services Revenue	$17,113	$12,062	$14,366

Manufacturing Revenue (4)
Canada	$4,196	$1,707	$16,746
United States	12,595	6,693	1,816
Total Manufacturing Revenue	$16,791	$8,400	$18,562

Total Revenue	$466,692	$382,276	$397,230

Average Daily Rates for Lodges and Villages (5)
Canada	$89	$92	$104
Australia	$78	$80	$76

Total Billed Rooms for Lodges and Villages (6)
Canada	3,007,229	2,469,899	2,284,159
Australia	1,512,030	1,385,087	1,395,770

Average Exchange Rate
Canadian dollar to U.S. dollar	$0.7719	$0.7712	$0.7551
Australian dollar to U.S. dollar	0.7480	0.7669	0.7439
__________

(1)	Includes revenues related to lodge and village rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to mobile camps for the periods presented.

(3)	Includes revenues related to food service, laundry and water and wastewater treatment services, and facilities management for the periods presented.

(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.

(5)	Average daily rate is based on billed rooms and accommodation revenue.

(6)	Billed rooms represents total billed days for the periods presented.

Our History

Our Canadian operations, founded in 1977, began by providing modular rental housing to energy customers, primarily supporting drilling rig crews in the Western Canadian Sedimentary Basin. Over the next decade, we acquired a food service operation and a manufacturing facility, enabling us to provide a more comprehensive accommodation solution. Through our experience with Syncrude’s Mildred Lake Village, a 2,100 bed facility that we built and sold to Syncrude in 1990 and operated and managed for them for nearly 20 years, we recognized a need for a premium, and more permanent, solution for workforce accommodations and hospitality services in the Canadian oil sands region. Pursuing this strategy, we opened PTI Lodge in 1998, one of the first independent lodging facilities in the region.

Through our wide range of hospitality services, we are able to identify, solve and implement solutions and services that enhance the guests’ accommodations experience and reduce the customer’s total cost of housing a workforce in a remote operating location. Through our experiences and service delivery model, our hospitality services have evolved to include fitness centers, water and wastewater treatment, laundry service and many other advancements. As our experience in the region grew, we were the first to introduce to the Canadian oil sands market suite-style accommodations for middle and upper-level management working in the region, with our Beaver River Executive Lodge in 2005. Since then, we have continued to innovate our service offerings to meet our customers’ growing and evolving needs. On April 2, 2018, we acquired Noralta, which provides remote hospitality services in Alberta, Canada (the Noralta Acquisition).  With eleven lodges comprising of over 5,700 owned rooms and 7,900 total rooms, Noralta has the capacity to house large workforces and the flexibility to meet our clients’ rapidly changing needs. From our entrepreneurial beginning, we have developed into Canada’s largest third-party provider of accommodations and hospitality services in the oil sands region.

Today, we also support customers’ logistical efforts in managing the movement of large numbers of personnel efficiently. At our Wapasu Creek location, we have introduced services that improve efficiencies for customers in transporting personnel to mine sites on a daily basis, as well as in rotating personnel when crews change.

During 2015, we entered the Canadian LNG market with our Sitka Lodge. Most of the Sitka Lodge’s 646 rooms were under contract through October 2017 to LNGC. On October 1, 2018, LNGC's participants announced that a positive FID had been reached on the Kitimat LNG Facility. With the project moving forward, British Columbia LNG activity and related pipeline projects could become a material driver of future activity for our Sitka Lodge, as well as for our mobile camp assets, which are well suited for the related pipeline construction activity.

With the acquisition of our Australian business in December 2010, we began providing hospitality services to support the Australian natural resources industry through our villages located in Queensland, New South Wales and Western Australia. Like Canada, our Australian business has a long-history of taking care of customers in remote regions, beginning with its initial Moranbah Village in 1996, and has grown to become Australia’s largest independent provider of hospitality services for people working in remote locations.  Our Australian business was the first to introduce resort-style accommodations to the mining sector, adding landscaping, outdoor kitchens, pools, fitness centers and, in some cases, taverns. In all our operating regions, our business is built on a culture of continuous service improvement to enhance the guest experience and reduce customers' workforce housing costs.

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

Our Industry

We provide hospitality services for the natural resource industries. Our scalable facilities provide long-term and temporary workforce accommodations where traditional accommodations and related infrastructure often are not accessible, sufficient or cost effective.  Once facilities are deployed in the field, we also provide hospitality services such as lodging, food service, housekeeping, and maintenance, as well as day-to-day operations, such as laundry, water and wastewater treatment, power generation, communication systems, security and group logistics. Our hospitality services can be provided at accommodation facilities we own or at facilities owned by our customers. Demand for our services is cyclical and substantially dependent upon activity levels, particularly our customers’ willingness to spend capital on the exploration for, development and production of oil, coal, natural gas and other resource reserves.  Our customers’ spending plans generally are based on their view of commodity supply and demand dynamics, as well as the outlook for near-term and long-term commodity prices.  As a result, the demand for our services is sensitive to current and expected commodity prices.

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

Our business is significantly influenced by the level of production of oil sands deposits in Alberta, Canada, activity levels in support of extractive industries in Australia, LNG and related pipeline activity in Canada and oil production in Canada and the U.S. Our two primary activity drivers are development and production activity in the Canadian oil sands region in Western Canada and the met coal region of Australia’s Bowen Basin.

Historically, oil sands developers and Australian mining companies built, owned and in some cases operated the accommodations necessary to house their personnel in these remote regions because local labor and third-party owned rooms were not available. Over the past 20 years, and increasingly over the past 10 years, some customers have moved away from the insourcing business model for some of their accommodations as they recognize that owning accommodations and providing the hospitality services are non-core investments for their business.

We believe that our existing industry divides accommodations into two primary types: (1) lodges and villages and (2) mobile assets. Civeo is principally focused on hospitality services at lodges and villages. Lodges and villages typically contain a larger number of rooms and require more time and capital to develop. These facilities typically have dining areas, meeting rooms, recreational facilities, pubs and landscaped grounds where weather permits. Lodges and villages are generally supported by multi-year, take-or-pay contracts. These facilities are designed to serve the long-term needs of customers in constructing and operating their resource developments. Mobile camps are designed to follow customers’ activities and can be deployed rapidly to scale. They are often used to support conventional and in-situ drilling crews, as well as pipeline and seismic crews, and are contracted on a project-by-project, well-by-well or short-term basis. Oftentimes, customers will initially require mobile accommodations as they evaluate or initially develop a field or mine. Mobile camp projects can be dedicated and committed to a single customer or project or the camps can serve multiple customers.

The accommodations market supporting the natural resource industry is segmented into competitors that serve components of the overall value chain, but very few offer the entire suite of hospitality services to customers. We estimate that customer-owned rooms represent over 50% of the market. Engineering firms such as Bechtel, Fluor and ColtAmec often design accommodations facilities. Many public and private firms, such as ATCO Structures & Logistics Ltd. (ATCO), Horizon North Logistics Inc. (Horizon North), Alta-Fab Structures Ltd. (Alta-Fab) and Northgate Industries Ltd. (Northgate), will build the modular accommodations for sale. Horizon North, Black Diamond Group Limited (Black Diamond), ATCO, Royal Camp Services Ltd. and Algeco Scotsman will primarily own and lease the units to customers and in some cases provide facility management services, usually on a shorter-term basis with a more limited number of rooms, similar to our mobile camp business. Facility service companies, such as Aramark Corporation (Aramark), Sodexo Inc. (Sodexo), Compass Group PLC (Compass Group), or Cater Care typically do not invest in and own the accommodations assets, but will provide hospitality services at third-party or customer-owned facilities. We believe our service model provides value to our customers by reducing project timing and counterparty risks. In addition, with our holistic approach to hospitality services, we are able to identify and execute on efficiency opportunities for our customers by being able to bundle our services to meet their specific needs.

Canada

Overview

During the year ended December 31, 2018, we generated approximately 63% of our revenue from our Canadian operations.  We are Canada’s largest provider of hospitality services for people working in remote locations.  We provide our services through our lodges and mobile assets and at customer-owned locations. Our hospitality services support workforces in the Canadian oil sands and in a variety of oil and natural gas drilling, mining and related natural resource applications, as well as disaster relief efforts.

Canadian Market

Demand for our hospitality services in the Canadian oil sands region is primarily influenced by the longer-term outlook for crude oil prices rather than current energy prices, given the multi-year production phase of oil sands projects and the costs associated with development of such large scale projects.  Utilization of our existing Canadian capacity and our future expansions will largely depend on continued oil sands spending related to existing production efforts, maintenance thereon and potential future expansion of existing projects.

The Athabasca oil sands are located in northern Alberta, an area that is very remote, with a limited local labor supply. Of Canada’s approximately 37 million residents, nearly half of the population lives in ten cities, while approximately 12% of the population lives in Alberta and less than 1% of the population lives within 100 kilometers of the oil sands activity. The local municipalities, of which Fort McMurray is the largest, have grown rapidly over the last decade, stressing their infrastructures and challenging them to respond to large-scale changes in demand. As such, the workforce accommodations market provides a cost effective solution to the problem of staffing large oil sands projects by sourcing labor largely throughout Canada to work on a rotational basis.

Canadian Oil Sands Lodges

During the year ended December 31, 2018, activity in the Athabasca oil sands region generated over 85% of our Canadian revenue. The oil sands region of northern Alberta, Canada continues to represent one of the world’s largest reserves for heavy oil. Our McClelland Lake, Wapasu, Henday, Athabasca, Beaver River, Fort McMurray Village, Grey Wolf, Hudson, Borealis and Firebag lodges are focused on the northern region of the Athabasca oil sands, where customers primarily utilize surface mining to extract the bitumen, or oil sands. Oil sands mining operations are characterized by large capital requirements, large reserves, large personnel requirements, very low exploration or reserve risk and relatively lower cash operating costs per barrel of bitumen produced. Our Conklin, Mariana Lake, Anzac, Red Earth and Wabasca lodges, as well as a portion of our mobile camp assets, are focused in the southern portion of the region where we primarily serve in-situ operations and pipeline expansion activity. In-situ methods are used on reserves that are too deep for traditional mining methods. In-situ technology typically injects steam or solvents into the deep oil sands in place to separate the bitumen from the sand and pumps it to the surface where it undergoes the same upgrading treatment as the mined bitumen. Reserves requiring in situ techniques of extraction represent 80% of the established recoverable reserves in Alberta. In-situ operations generally require less capital and personnel and produce lower volumes of bitumen per development, with higher ongoing operating expense per barrel of bitumen produced.

Our oil sands lodges support construction and operating personnel for maintenance and expansionary projects, as well as ongoing operations associated with surface mining and in-situ oil sands projects, generally under short and medium-term contracts.  Most of our oil sands lodges are located on land with leases obtained from the province of Alberta, or subleased from the resource developer, with initial terms of ten years. Our leases have expiration dates that range from 2020 to 2028. Currently, none of our Canadian lodges are on land with leases expiring prior to December 31, 2019. In recent years, we have successfully renewed or extended all expiring land leases. Two of our oil sands properties are located on land which we own.

In order to operate a lodge in Canada, we are required to obtain a development permit from the regional municipality in which the lodge resides. The development permits are granted for a term ranging from two to ten years. Our development permits have expiration dates that range from 2019 to 2023. In recent years, we have successfully renewed or extended all expiring development permits. See “Item 1A. Risk Factors-Risks related to our business-All but three of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease or obtain permits necessary to operate on such leased land, we could be materially and adversely affected.” of this annual report for further information.

We provide a range of hospitality services at our lodges, including reservation management, check in and check out, food service, housekeeping and facilities management. Our lodge guests receive amenities similar to a full-service hotel plus three meals a day.  During 2018, with the exception of the Noralta Acquisition, no further rooms were added (net of retirements) to our major oil sands lodges.  Our Wapasu Creek Lodge, with more than 5,000 rooms, is equivalent in size to the largest hotels in North America.

We provide our hospitality services at the lodges we own on a day rate or monthly rental basis, and our customers typically commit for short to medium-term contracts (from several months up to several years). Customers make a minimum nightly or monthly room commitment for the term of the contract, and the multi-year contracts typically provide for inflationary escalations in rates for increased food, labor and utilities costs.

Canadian British Columbia Lodge

The initial development of our Sitka Lodge, in Kitimat, British Columbia, included 646 rooms built in 2015. Most of these rooms were under contract through October 2017 to LNGC. The initial phase of this location featured food service and recreational facilities and the ability to expand should demand for rooms in the region warrant.

On October 1, 2018, LNGC's participants announced a positive FID on the Kitimat LNG Facility. With the project moving forward, British Columbia LNG activity and related pipeline projects could become a material driver of future activity for our Sitka Lodge, as well as for our mobile camp assets, which are well suited for the related pipeline construction activity. We previously announced contract awards totaling C$100 million in revenues to supply mobile accommodations for four locations along the Coastal GasLink (CGL) pipeline project in British Columbia, Canada. This pipeline would provide the natural gas for the Kitimat LNG Facility. We expect to deploy approximately C$10 million in capital, primarily in 2019, across all four locations. We expect to begin recognizing revenue from these contracts beginning in 2019. In addition, in the fourth quarter of 2018, we were awarded room commitments from LNGC, CGL and LNGC’s engineering, procurement and construction firm to provide rooms and services from Sitka Lodge. The award covers expected room needs over an initial 18 month time period with a minimum room commitment and options for extension of up to 36 months. We began recognizing revenue from this award beginning in November 2018. Revenues for the room commitments are estimated to be approximately C$70 million over the initial 18 months. The actual timing of when revenue is realized from the CGL pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility. We expect to spend approximately C$15 million in capital to expand the Sitka Lodge to 1,100 rooms.

Canadian Lodge Locations

LODGES
PLAYS OF INTEREST
Horn River
Montney
LNG Terminals
Peace River Oil Sands
Athabasca Oil Sands
Cardium
Cold Lake Oil Sands
Bakken
Red Earth Lodge
Wabasca Lodge
McClelland Lake Lodge
Henday and Wapasu Creek lodges
Firebag Lodge
Grey Wolf Lodge
Athabasca Lodge & Beaver River Executive Lodge
Fort McMurray Village, Hudson & Borealis Lodges
Anzac Lodge
Conklin Lodge
Sitka Lodge
Mariana Lake Lodge
EDMONTON
CALGARY
VANCOUVER
CANADA
USA

Rooms in our Canadian Lodges

			As of December 31,
Lodges	Region	Extraction Technique	2018	2017	2016
Wapasu	N. Athabasca	mining	5,246	5,246	5,246
Athabasca	N. Athabasca	mining	2,005	2,005	2,005
McClelland Lake	N. Athabasca	mining	1,997	1,997	1,997
Henday (1)	N. Athabasca	mining/in situ	1,698	1,698	1,698
Beaver River	N. Athabasca	mining	1,094	1,094	1,094
Fort McMurray Village:
Buffalo (2)	N. Athabasca	mining	573	—	—
Black Bear (2)	N. Athabasca	mining	531	—	—
Bighorn (2)	N. Athabasca	mining	763	—	—
Lynx (2)	N. Athabasca	mining	855	—	—
Wolverine (2)	N. Athabasca	mining	855	—	—
Borealis (1) (2)	N. Athabasca	mining	1,504	—	—
Grey Wolf (2)	N. Athabasca	mining	946	—	—
Firebag (1) (2)	N. Athabasca	in situ	664	—	—
Hudson (1) (2)	N. Athabasca	mining	624	—	—
Wabasca (2)	S. Athabasca	mining	246	—	—
Red Earth (1) (2)	S. Athabasca	mining	216	—	—
Conklin	S. Athabasca	mining/in situ	1,032	1,032	1,032
Anzac (1)	S. Athabasca	in situ	526	526	526
Mariana Lake (1)	S. Athabasca	mining	686	686	686
Subtotal – Oil Sands			22,061	14,284	14,284
Sitka Lodge	Kitimat, BC	LNG	646	436	436
Total Rooms			22,707	14,720	14,720

(1)
Currently closed due to low activity level in the region.  All seven closed lodges are periodically assessed for impairment, in accordance with U.S. generally accepted accounting principles (U.S. GAAP).  Please see Note 4 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

(2)	Lodges acquired in the Noralta Acquisition.

Hospitality Services at Third-Party Owned Facilities

We provide hospitality services at facilities owned by our customers. Historically, this has been focused around natural resource production-related housing facilities that are owned by the natural resource owners. Currently, we operate camp facilities for third-party customers. The facilities we manage range anywhere from 200 to 1,500 rooms. We are able to customize our service offerings depending on our client’s needs. Hospitality services can be performed on an end-to-end basis with food service, maintenance and utility services included or in segments such as food service only.

Recently, we have engaged in developing a related food service brand, Red Table. This diversification initiative targets food service and facility management opportunities outside of the natural resources industry, including educational, entertainment, healthcare and traditional catering events. Currently, Red Table operates more than ten facilities, and includes a food production facility, which began operations in the second quarter of 2018.

Canadian Mobile Accommodations
Our mobile accommodations consist of modular, skid-mounted accommodations and central facilities that can be quickly configured to serve a multitude of short to medium-term accommodation needs. The dormitory, kitchen and ancillary assets can be rapidly mobilized and demobilized and are scalable to support 200 to 800 people in a single location. In addition to asset rental, we provide hospitality services such as food service and housekeeping, as well as camp management services, including fresh water and sewage hauling services. Our mobile camps service the traditional oil and gas sector in Alberta and British Columbia and in-situ oil sands drilling and development operations in Alberta, as well as pipeline construction crews throughout Western Canada. The assets have also been used in the past in disaster relief efforts, the 2010 Vancouver Winter Olympic Games and a variety of other non-energy related projects.

Our mobile camp assets are rented on a per unit basis based on the number of days that a customer utilizes the asset. In cases where we provide food service or ancillary services, the contract can provide for per unit pricing or cost-plus pricing. Customers are also typically responsible for mobilization and demobilization costs. Our focus on hospitality service contracts has allowed us to successfully pursue food service only opportunities. Due to the business nature of servicing client-owned facilities, this business easily fits into our overall business. Aside from the traditional workforce accommodations, we are expanding our target markets to areas such as institutional, educational and entertainment facilities.

Australia

Overview

During the year ended December 31, 2018, we generated 26% of our revenue from our Australian operations.  As of December 31, 2018, we had 9,346 rooms across ten villages, of which 7,392 rooms service the Bowen Basin region of Queensland, one of the premier met coal basins in the world. We provide hospitality services on a day rate basis to mining and related service companies (including construction contractors), typically under short and medium-term contracts (one to five years) with minimum nightly room commitments. During 2018, no further rooms were added to our Australian villages.

Australian Market

As the largest contributor to exports and a major contributor to the country’s gross domestic product and government revenue, the Australian natural resources industry plays a vital role in the Australian economy.  Australia has broad natural resources, including met and thermal coal, conventional and coal seam gas, base metals, iron ore and precious metals such as gold. The growth of Australian natural resource commodity exports over the last decade has been largely driven by strong Asian demand for coal, iron ore and LNG. Australia’s resources are primarily located in remote regions of the country that lack infrastructure and resident labor forces to develop these resources, as the majority of Australia’s population is located on the east coast of the country. As a result, much of the natural resources labor force works on a rotational basis, which often requires a commute from a major city or the coast and a living arrangement near the resource projects. Consequently, there is substantial need for workforce accommodations and hospitality services to support resource production in the country. Workforce accommodations have historically been built and owned by the resource developer/owner, with third parties providing the hospitality and facility management services, typical of an insourcing business model.

Since 1996, our Australian business has sought to change the insourcing business model through its hospitality services offering, allowing customers to outsource their accommodations needs and focus their investments on resource production operations. Our Australian villages are strategically located in proximity to long-lived, low-cost mines operated by investment-grade, international mining companies.

During the year ended December 31, 2018, our five villages in the Bowen Basin of central Queensland generated 80% of our Australian revenue. The Bowen Basin contains one of the largest coal deposits in Australia and is renowned for its premium met coal. Met coal is used in the steel making process and demand has largely been driven by global demand for steel finished goods and steel construction materials. In recent years, growth in construction demand for steel products in emerging economies, particularly China, slowed significantly, negatively impacting demand for the commodity. However, the rebounding of steel demand in 2017 and 2018 led to improved pricing for met coal in 2017 and 2018. Australia is the largest exporter of met coal in the world, in addition to being in close proximity to the largest steel producing countries in the world. Our villages are focused on the mines in the central portion of the basin and are well positioned for the active mines in the region.

Beyond the Bowen Basin, we serve several markets with four additional villages. At the end of 2018, we had two villages with over 1,000 combined rooms in the Gunnedah Basin, a thermal and met coal region in New South Wales. In Western Australia, we serve workforces related to LNG facilities operations on the Northwest Shelf through our Karratha village and the gold fields through our Kambalda village.

Australian Village Locations

CAIRNS
MACKAY
GLADSTONE
BRISBANE
SYDNEY
KALGOORLIE
PERTH
Karratha
Kambalda
Coppabella
Nebo
Moranbah
Dysart
Middlemount
Calliope
Narrabri
Boggabri
VILLAGES
PLAYS OF INTEREST

Rooms in our Australian Villages

			As of December 31,
Villages	Resource Basin	Commodity	2018	2017	2016
Coppabella	Bowen	met coal	3,048	3,048	3,048
Dysart	Bowen	met coal	1,798	1,798	1,798
Moranbah	Bowen	met coal	1,240	1,240	1,240
Middlemount	Bowen	met coal	816	816	816
Boggabri	Gunnedah	met/thermal coal	622	622	662
Narrabri	Gunnedah	met/thermal coal	502	502	502
Nebo	Bowen	met coal	490	490	490
Calliope (1)	-	LNG	300	300	300
Kambalda	-	Gold, lithium	232	232	232
Karratha	Pilbara	LNG, iron ore	298	298	298
Total Rooms			9,346	9,346	9,386

(1)     Currently closed due to low activity level in the region. This village was assessed for impairment upon its closure, and written down to its fair market value in 2015. Please see Note 4 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

Our Australian segment includes ten villages with 9,346 rooms as of December 31, 2018 and are strategically located near long-lived, low-cost mines operated by large mining companies.  Our Australian business provides hospitality services to mining and related service companies under short- and medium-term contracts.  Our growth plan for this part of our business continues to include enhanced occupancy and expansion of these properties where we believe there is durable long-term demand, as well as to provide hospitality services at customer owned assets.

Our Coppabella, Dysart, Moranbah, Middlemount and Nebo villages are located in the Bowen Basin. Coppabella, at over 3,000 rooms, is our largest village and provides rooms and related hospitality services to a variety of customers. Each of these villages supports both operational workforce needs and contractor needs with resort style amenities, including swimming pools, gyms, a walking track and a tavern. Our Nebo, Dysart, Moranbah and Middlemount Villages have a long history of providing service in the region.

Our Narrabri and Boggabri villages in New South Wales service met and thermal coal mines and coal seam gas in the Gunnedah Basin. Karratha village, in Western Australia, services workforces related to LNG facilities operations on the Northwest Shelf. Our Kambalda village supports gold and lithium mining in southern Western Australia.

U.S.

Overview

During the year ended December 31, 2018, our U.S. business generated 11% of our revenue. Our U.S. business has operational exposure in the U.S. shale formations in West Texas, the Bakken, the mid Continent, and the Rockies and offshore Gulf of Mexico markets. The business provides accommodations facilities with hospitality services and highly mobile smaller camps that follow drilling rigs and completion crews as well as accommodations, office and storage modules that are placed on offshore drilling rigs and production platforms. Our U.S. business also provides lodging and hospitality services to the downstream industry through a 400-room facility near Lake Charles, Louisiana.

U.S. Market

Onshore oil and natural gas development in the U.S. has historically been supported by local workforces traveling short to moderate distances to the worksites. With the development of substantial resources in regions such as the Bakken, Rockies and Permian Basin, labor demand has exceeded the local labor supply and accommodations infrastructure to support the demand. Consequently, demand for remote, scalable accommodations and hospitality services has developed in the U.S. over the past several years. Demand for hospitality services in the U.S. has historically been tied to the level of oil and natural gas exploration and production activity, which is primarily driven by oil and natural gas prices. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices.

U.S. Locations

CANADA
USA
LODGES
WELL SITE SERVICE BRANCHES
PLAYS OF INTEREST
Bakken
Dickinson, ND
Killdeer Lodge
Jonah
Casper, WY
Niobrara
Vernal, UT
Piceance
La Salle, CO
Marcellus
Yukon, OK
Bloomfield, NM
Woodford
Permian
West Permian Lodge
Pecos, TX
Acadian Acres
HOUSTON
Eagle Ford

U.S. Mobile Camps

Our business in the U.S. consists primarily of mobile camp assets, both in the lower 48 states, including the Rocky Mountain corridor, the Bakken Shale region, the mid Continent region, the Permian Basin region of Texas, and in the Gulf of Mexico. We provide a variety of sizes and configurations to meet the needs of E&P companies, completion companies, infrastructure construction projects and offshore drilling and completion activity. We provide quality hospitality services such as food service and housekeeping services as well.

Our mobile camps are rented on a per unit basis based on the number of days that a customer utilizes the asset. In cases where we provide food service or other hospitality services, the contract can provide for per unit pricing or cost-plus pricing. Customers are also typically responsible for mobilization and demobilization costs.

U.S. Lodges

		As of December 31,
	State	2018	2017	2016
West Permian	TX	390	326	310
Acadian Acres	LA	400	—	—
Killdeer	ND	235	235	235
Total Rooms		1,025	561	545

We had three lodges in the U.S. comprised of 1,025 rooms as of December 31, 2018. Our Killdeer Lodge, which we opened in October 2013, provides rooms to the Bakken Shale region in North Dakota. Our West Permian Lodge supports the Permian Basin in West Texas. Our Acadian Acres Lodge, which we acquired in February 2018, provides rooms near Lake Charles, Louisiana to support the Louisiana downstream market.

Modular Construction

The capability of our Canadian business includes the design, engineering, transportation and installation of a variety of modular buildings, predominately for our own use. As of December 31, 2018, we owned one modular construction and manufacturing plant near Edmonton, Alberta, Canada. During the fourth quarter of 2017, we made the decision to sell this plant due to changing geographic and market needs. In line with our Australian and U.S. strategy, we are now subcontracting modular construction from third-party manufacturers for our Canadian business. In Canada, we continue to retain a staff of experts who have designed and delivered large and small modular construction projects. We are capable of taking highly replicable and well-designed manufactured buildings and our expertise in site layout, combined with site-built components including landscaping, recreational facilities and certain common facilities, to create a comfortable community within a community. We design accommodations facilities to suit the climate, terrain and population of a specific project site.

Community Relations

With a focus on long-term Indigenous community participation, our Canadian operations continue to work closely with a number of First Nations to develop mutually beneficial partnerships focused on revenue sharing, capacity building, employment and community investment and support. For over a decade, our Canadian operations supported Buffalo Metis Catering, a partnership with three Metis communities in the Regional Municipality of Wood Buffalo. Through this partnership, food and housekeeping services were delivered to three of our lodges. Beyond these services, this partnership provided a business incubator environment for a number of Metis business ventures. Our Canadian operations also procure services from a number of other First Nations-owned and member-owned businesses to deliver water hauling, snow removal and security services. The annual value of these contracts exceeds C$10 million.

Our Indigenous partnership initiatives were recognized in 2011 and 2012 with awards from the Alberta Chamber of Commerce. In addition, in 2016, Civeo was awarded a Silver level PAR certification by the Canadian Council for Aboriginal Business (CCAB), demonstrating our commitment to the principles and practices established by the CCAB.

In 2018, Civeo entered into three new indigenous partnerships in the oil sands region and two new partnerships in British Columbia. Our partnerships in British Columbia are tied to accommodations contracts secured by Civeo for the Kitimat LNG Facility and for the Coastal Gas Link pipeline project that originates in the North Montney region of north east British Columbia. Beyond revenue sharing, these new arrangements provide employment, training, and ancillary business opportunities for indigenous owned businesses.

In Australia, our community relations program also aims to build and maintain a positive social license to operate by consulting and engaging with local regional communities from project inception, through development, construction and operations. This is a major advantage for our business model, as it facilitates consistent communication, engenders trust and builds relationships to last throughout the resource lifecycle. There is an emphasis on developing partnerships that create a long-term sustainable outcome to address specific community needs. To that end, we partner with local municipalities to improve and expand municipal infrastructure. These improvements provide necessary infrastructure, allowing the local communities an opportunity to expand and improve.

Customers and Competitors

Our customers primarily operate in oil sands mining and development, drilling, exploration and extraction of oil and natural gas and coal and other extractive industries. To a lesser extent, we also support other activities, including pipeline construction, forestry, humanitarian aid and disaster relief, and support for military operations.  Our largest customers in 2018 were Imperial Oil Limited (a company controlled by ExxonMobil Corporation), Fort Hills Energy LP (a partnership between Suncor Energy Inc., Total E&P Canada Ltd and Teck Resources Limited) and Suncor Energy Inc., who each accounted for more than 10% of our 2018 revenues.

Our primary competitors in Canada in lodge and mobile camp hospitality services include ATCO, Black Diamond, Horizon North and Clean Harbors, Inc. Some of these competitors have one or two locations similar to our oil sands lodges; however, based on our estimates, these competitors do not have the breadth or scale of our lodge operations. In Canada, we also compete against Aramark and Compass Group for third-party facility management and hospitality services.

Our primary competitors in Australia for our village hospitality services are Ausco Modular (a subsidiary of Algeco Scotsman) and Fleetwood Corporation.  We also compete against Sodexo and Compass Group for third-party facility management services.

In the U.S., we primarily offer our lodge and mobile camp hospitality services and compete against Peak Oilfield Services (a subsidiary of Select Energy Services), Stallion Oilfield Holdings, Inc., Target Hospitality, HB Rentals (a subsidiary of Superior Energy Services) and Black Diamond.

Historically, many customers have invested in their own accommodations.  We estimate that our existing and potential customers own approximately 50% of the rooms available in the Canadian oil sands and 50% of the rooms in the Australian coal mining regions.

Our Lodge and Village Contracts

During the year ended December 31, 2018, revenues from our lodges and villages represented over 80% of our consolidated revenues. Our customers typically contract for hospitality services under take-or-pay or exclusivity contracts with terms that most often range from several months to three years. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for hospitality services, including meals, utilities and maintenance for workers staying in the lodges and villages. In multi-year contracts, our rates typically have annual contractual escalation provisions to cover expected increases in labor and consumables costs over the contract term. Over the term of a take-or-pay contract, the customer commits to a minimum number of rooms over a determined period. Over the term of an exclusivity contract, rather than receiving a minimum room commitment, we are the exclusive hospitality service provider for the customer's employees working on a specific project or projects. In some contracts, customers have a contractual right to terminate rooms, for reasons other than a breach, in exchange for a termination fee. As of December 31, 2018, we had commitments for 24% of our rentable rooms for 2019 and 11% of our rentable rooms for 2020.

As of December 31, 2018, we had 5,472 rooms under contract. The table below details the expiration of those contracts:

Contracted Room Expiration
2019	1,541
2020	3,613
2021	318
2022	—
2023	—
Thereafter	—
Total	5,472

The contracts expire throughout the year, and for many of the near-term expirations, we are in the process of negotiating extensions or new commitments. We cannot assure that we can renew existing contracts or obtain new business on the same or better terms, if at all.

Seasonality of Operations

Our operations are directly affected by seasonal weather. A portion of our Canadian operations is conducted during the winter months when the winter freeze in remote regions is required for customers’ activity to occur. The spring thaw in these frontier regions restricts operations in the second quarter and adversely affects our operations and our ability to provide services. Customers’ maintenance activities in the oil sands region, such as shutdown and turnaround activity, are typically performed in the second and third quarters annually. Our Canadian operations have also been impacted by forest fires and flooding in the past five years. During the Australian rainy season between November and April, our operations in Queensland and the northern parts of Western Australia can be affected by cyclones, monsoons and resultant flooding.  In the U.S., winter weather in the first quarter and the resulting spring break up in the second quarter have historically negatively impacted our Bakken and Rocky Mountain operations. Our U.S. offshore operations have historically been impacted by the Gulf of Mexico hurricane season from July through November.

Employees

As of December 31, 2018, we had approximately 700 full-time employees and approximately 1,500 hourly employees on a consolidated basis, 73% of whom are located in Canada, 18% of whom are located in Australia and 9% of whom are located in the U.S.  We were party to collective bargaining agreements covering approximately 1,100 employees located in Canada and 140 employees located in Australia as of December 31, 2018.

Government Regulation

Our business is significantly affected by foreign and U.S. laws and regulations at the federal, provincial, state and local levels relating to the oil, natural gas and mining industries, worker safety and environmental protection. Changes in these laws, including more stringent regulations and increased levels of enforcement of these laws and regulations, and the development of new laws and regulations could significantly affect our business and result in:

•	increased compliance costs or additional operating restrictions associated with our operations or our customers’ operations;

•	other increased costs to our business or our customers’ business;

•	reduced demand for oil, natural gas, and other natural resources that our customers produce; and

•	reduced demand for our services.

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

Canadian Environmental Regulations

In Canada, the federal, provincial and local governments have jurisdiction to regulate environmental matters. We or our customers may be subject to environmental regulations imposed by these three levels of government. The following addresses updates to Canadian environmental regulations in 2018 that may affect us or our customers.

Air Quality Management

The Government of Alberta (Alberta) and the Government of Canada (Canada) each have frameworks for air quality management that may affect us and our customers.

At the federal level, the Multi-Sector Air Pollutants Regulations impose mandatory air emissions standards that limit the amount of nitrogen oxides and sulphur dioxides that can be emitted from certain boilers, heaters and gaseous-fuel-fired engines used in industrial facilities as well as from cement kilns. These regulations may impact emission performance standards for compressors and boilers used by our customers in conventional and steam assisted gravity operations in the oil sands and may affect our customers’ operations.

In addition to federal requirements, emissions from facilities in Alberta are subject to provincial regulation. The Alberta Energy Regulator (AER), which is responsible for regulating upstream oil and gas activity in the province, oversees compliance with Directive 60, which requires operators to eliminate or reduce flaring associated with a wide variety of energy development activities and operations. In December 2018, the AER finalized amendments to its Directive 60 and Directive 17 as part of its role in implementing commitments from the Alberta government to reduce methane emissions from upstream oil and gas operations by 45 per cent by 2025. These requirements, among other things, set limits on methane emissions from various facilities and require annual reporting of such emissions to the AER, with the first such report covering the 2019 calendar year and coming due on June 1, 2020. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

Climate Change Regulation

Scientific studies have suggested that emissions of greenhouse gases (GHG), including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climatic changes.  On January 29, 2010, Canada affirmed its desire to be associated with the Copenhagen Accord that was negotiated in December 2009 as part of the international meetings on climate change regulation in Copenhagen.  The Copenhagen Accord, which is not legally binding, allows countries to commit to specific efforts to reduce GHG emissions, although how and when the commitments may be converted into binding emission reduction obligations, if ever, is currently uncertain.  Pursuant to the Copenhagen Accord process, Canada has indicated an economy-wide GHG emissions target that equates to a 17 percent reduction from 2005 levels by 2020, and the former Canadian Conservative federal government indicated an objective of reducing overall Canadian GHG emissions by 60 percent to 70 percent from 2006 levels by 2050.  However, with current climate change measures in place, Canada’s GHG emissions are forecast to be just under 6% below 2005 levels by 2020.

In December 2015, 195 nations, including Canada, Australia, and the U.S., adopted the Paris Agreement at the 21st “Conference of the Parties” (COP 21). The Paris Agreement does not set legally binding emission reduction targets but does set a goal of limiting global temperature increases to less than 2° Celsius. Canada announced that it is in favor of the decision of the COP 21 to endeavor to take action to further limit global temperature increases to less than 1.5° Celsius. The Paris Agreement also requires parties to submit Intended Nationally Determined Contributions (INDCs) which set out their emission reduction targets and to renew these INDCs, with the goal of increasing the reductions, every five years. The Paris Agreement does not legally bind the parties to reach their INDCs, nor does it prescribe the measures it must take to achieve them. These measures are left to each participating nation. In September 2016, the new federal government confirmed that it would not commit to a more ambitious INDC than the preceding Conservative federal government. The government maintained this approach in 2017 revisions to Canada’s INDC submission taking into account the federal Pan-Canadian Framework on Clean Growth and Climate Change (PCF) adopted in 2016.

In March 2016, Canada and the Government of the United States jointly announced their intention to take action to reduce methane emissions from the oil and gas sector in an effort to meet their respective INDCs pursuant to the Paris Agreement. For its part, Canada announced its intention to reduce methane emissions from the oil and gas sector by 40-45 percent below 2012 levels by 2025. In 2018, the government introduced the Regulations Respecting Reduction in the Release of Methane and Certain Volatile Organic Compounds (Upstream Oil and Gas Sector) (“Federal Methane Regulations”) to implement its methane commitment. The Federal Methane Regulations impose various quantity-based limits on the venting of natural gas (or in the case of well completions involving hydraulic fracturing, a ban on such venting) and include associated conservation, measurement, inspection and corrective action requirements. Certain requirements of the Federal Methane Regulations come into effect January 1, 2020, with others deferred until January 1, 2023. These requirements may result in additional costs or liabilities for our customers’ operations.

In March 2016, as a further effort to meet Canada’s INDC, representatives of the federal and certain provincial governments committed to imposing a price on carbon pollution, beginning at $10 per tonne in 2018 and increasing at a rate of $10 annually to $50 per tonne in 2022. To implement its INDC and PCF commitments, the federal government introduced the Greenhouse Gas Pollution Pricing Act, which as of its assent in June 2018 implements a legislative carbon pricing “backstop” applying a benchmark carbon price in any province that does not establish an equivalent framework at or above the benchmark level. The backstop allows individual provinces to choose between an explicit price-based system (as exists in British Columbia) or a cap-and-trade system (as exists in Quebec). Features of the backstop come into effect at various points in 2019 in Ontario, New Brunswick, Manitoba, Saskatchewan, Yukon, Nunavut and Prince Edward Island. Saskatchewan and Ontario are challenging the backstop in court on the basis that the federal government lacks the constitutional ability to implement the measure. The outcome of this litigation is uncertain and could affect our customers compliance requirements in provinces subject to the backstop or which may become subject to the backstop in the future.

Additionally, GHG regulation can take place at the provincial level. For example, Alberta’s Climate Change and Emissions Management Act provides a framework for managing GHG emissions by reducing specified gas emissions, relative to total production from facilities that emit over 100,000 tons of carbon dioxide equivalent per year. The details of this framework are set out in the Carbon Competitiveness Incentive Regulation (CCIR), which was issued in 2018 to replace the former Specified Gas Emitters Regulation, following changes announced as part of government’s Climate Leadership Plan (CLP) launched in November 2015. Like its predecessor, the CCIR incentivizes emissions reductions through the use of emissions intensity targets. A company can meet the applicable emissions limits by making emissions intensity improvements at regulated facilities, offsetting GHG emissions by purchasing offset credits or emission performance credits in the open market, or acquiring “fund credits” (akin to allowances) by making payments for each ton of GHG emissions over the required reduction target to the Alberta Climate Change and Emissions Management Fund.

Between 2015 and 2017, the government of Alberta increased the price per fund credit from $15 to $30 per credit. There are financial penalties for non-compliance for every ton of carbon dioxide equivalent over a facility’s net emission intensity limit as well as for contraventions of other provisions contained in the CCIR. Further, the CCIR imposes GHG emissions reporting requirements on a company that has GHG emissions of 50,000 tons or more of carbon dioxide equivalent from a facility in a calendar year.  In addition, Alberta facilities must currently report emissions of industrial air pollutants and comply with obligations in approvals and under other environmental regulations.

The implementation of the CCIR in 2018 largely maintained the preceding Specific Gas Emitters Regulation’s emissions reduction framework, but, as anticipated following the CLP’s announcement, introduced a number of changes that increase the regime’s stringency. Most notably, for the purposes of calculating emissions limits, the CCIR largely replaces the facility-specific baselines of its predecessor with product-specific benchmarks based on either 80% of production-weighted average emissions, best-in-class or top quartile production methodologies. Each of these benchmarks has a 1% tightening rate applicable to the 2020 compliance years and beyond that results in the benchmark becoming more stringent over time. The CCIR also imposes caps on the percentage of a facility’s emissions compliance obligation that can be met using emission performance credits and offsets, thereby requiring either greater fund credit purchases or emissions improvements from affected facilities. These changes, among others, may significantly increase the cost of compliance for some of our customers.

The 2015 CLP also proposed introducing a broad economy-wide levy on GHG emissions from the combustion of fossil fuels, subject to limited exceptions. In May 2016, Alberta passed the Climate Leadership Act, implementing the broad economy-wide levy on GHG emissions contemplated in the CLP. Under that Act, all fuel consumption - including gasoline, diesel, and natural gas consumption - is subject to a carbon levy. The levy was set at $20 per ton in 2017 and rose to $30 per ton in 2018, adding to the cost of most fossil-based fuels. While the federal government’s backstop carbon price is set to rise from $30 per ton in 2020 to $40 per ton in 2021, the Alberta government declared in August 2018 that it would be pulling out of the federal PCF until its concerns with progress on the stalled Trans-Mountain Expansion Project pipeline are resolved. As such, further increases in the carbon levy affecting our customers are uncertain at this time. The carbon levy could also be affected by the result of an Alberta provincial election set to take place before May 31, 2019 and existing court challenges to the PCF’s carbon-pricing scheme.

The CLP also targets a 45 percent reduction in methane emissions from oil and gas operations by 2025, consistent with the subsequently-issued Federal Methane Regulations described above. The AER was assigned the task of developing Alberta’s parallel regulatory framework. In December 2018, the AER released amended directives to require reporting of methane emissions on an annual basis, with annual recording of emissions beginning in the 2019 calendar year for a first report due to the AER on June 1, 2020, together with various facility-specific emissions limits.

Further, as contemplated in the CLP, Alberta passed the Oil Sands Emissions Limit Act which caps oil sands emissions at 100 million tonnes annually. The CLP also targets the phasing out of coal-generated electricity (or the emissions therefrom) by 2030. The combination of the carbon levy and coal phase-out is expected to increase fuel and electricity prices, which could have an impact on our operating costs. The direct and indirect costs of these regulatory changes may adversely affect our operations and financial results as well as those of our customers with whom we conduct business.

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

Alberta’s Electricity Market

The CLP set a target of 30 per cent of Alberta’s electricity generation coming from renewables by 2030. Toward attaining this goal, on November 3, 2016, Alberta released the details of its Renewable Electricity Program (REP), which includes a procurement process for renewable generation. The first procurement process, REP Round 1, took place in 2017 and awarded long-term, indexed-price power contracts to approximately 596 MW of wind generation capacity. The second process, REP 2, took place in 2018 and awarded contracts to 363 MW of wind capacity in 2018, with eligible projects having a minimum of 25% Indigenous equity ownership. The third, REP 3, also in 2018, was structured similarly to REP 1 and awarded contracts to 400 MW of wind capacity. REP 1-procured capacity will come into commercial operation by the end of 2019, with REP 2 and REP 3-procured capacity coming online later, in mid-2021. Funding for the REP will come from the Climate Change and Emissions Management Fund described above, backstopped by the government’s General Revenue Fund, rather than from direct electricity charges to our customers.

Alberta further announced on November 23, 2016, that it would restructure its power market to include a parallel “capacity market” by 2021. The effect of this change will be to create two revenue streams for power generators in Alberta, one for energy produced (with payments structured similarly to the existing market) and the other for the provision of generating capacity itself (with payments based on outcomes in the new capacity market). The capacity market, managed by the Alberta Electric System Operator, will award rights to “capacity payments” to the lowest bidders in auctions to be held periodically in which all Alberta generation, excepting REP assets, will be eligible to participate. This reform is expected to increase revenue certainty in the sector and stimulate needed investment, while avoiding the risk of cost overruns associated with procuring all new capacity pursuant to centrally-managed government procurement processes. The details of the capacity market are currently the subject of Alberta Utilities Commission (AUC) proceedings that, pursuant to amendments to the province’s Electric Utilities Act, will take place between 2019 and 2021 in order to finalize new market rules ahead of the first capacity market-procured capacity coming online. However, provisional rules will be approved by the AUC to be in place ahead of the first capacity auctions scheduled for late 2019.

There is still considerable uncertainty regarding the future of the REP and Alberta’s proposed two-market structure, both of which could potentially increase costs to our customers in the form of higher electricity prices. The REP’s funding structure currently limits that program’s direct impact on electricity prices. However, the coming-online of REP-subsidized generation could negatively affect the performance of Alberta’s current electricity market. This may be mitigated by the introduction of the capacity market, which the Alberta government expects to result in more stable power prices without sacrificing affordability to power consumers. However, capacity market outcomes depend on the details of the market’s rules framework, which are the subject of the above-noted AUC proceedings, and the results of numerous capacity auctions scheduled into the future. Both reforms may also be affected by the outcome of a provincial election scheduled for 2019.

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

U.S. Environmental Regulations

The Clean Water Act, as amended, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the U.S. Environmental Protection Agency (EPA) or authorized state agencies.  The EPA published a final rule outlining its position on the federal jurisdictional reach over waters of the U.S. in June 2015, but in January 2018 released a final rule that delays implementation of the rule revising the WOTUS definition until 2020 to allow time for EPA to reconsider the definition of “waters of the United States.” In August 2018, the U.S. District Court for the District of South Carolina issued a nationwide injunction against EPA’s rule delaying implementation of the WOTUS definition. Pursuant to the court’s order, the 2015 Clean Water Rule is now in effect in 22 states, the District of Columbia, and the U.S. territories. Litigation surrounding this rule is ongoing. More recently, on December 11, 2018, the EPA and the U.S. Army Corps of Engineers released a proposal to revise the 2015 Clean Water Rule so as to narrow the regulatory definition of waters of the U.S., with a 60-day comment period to follow. Many of our U.S. properties and operations require permits for discharges of wastewater and/or storm water, and we have developed a system for securing and maintaining these permits. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1999, as amended, require the development and implementation of spill prevention and response plans and impose liability for the remedial costs and associated damages arising out of any unauthorized discharges.

The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including, offshore and onshore oil and natural gas production facilities, on an annual basis. In October 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting requirements. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. In addition, the EPA has finalized new regulations that would further restrict GHG emissions, such as new standards for methane and volatile organic compound (VOC) emissions from new and modified oil and gas sources, which the EPA published in June 2016. The EPA has also announced that it intends to impose methane emission standards for existing sources and has issued information collection requests for oil and natural gas facilities. The EPA is currently engaged in rulemaking to stay the effective date of these rules. In April 2018, a coalition of states filed a lawsuit in the U.S. District Court for the District of Columbia aiming to force the EPA to establish guidelines for limiting methane emissions from existing sources in the oil and natural gas sector; that lawsuit is pending. Additionally, in November 2016, the Bureau of Land Management (BLM) issued new regulations to reduce “waste” of natural gas-of which methane is a primary constituent-from venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian lands, but then proposed a revised rule which scaled back the waste-prevention requirements of the 2016 rule. Environmental groups sued in federal district court a day later to challenge the legality of aspects of the revised rule, and the outcome of this litigation is currently uncertain. In October 2015, the EPA finalized the Clean Power Plan, which imposes additional obligations on the power generation sector to reduce GHG emissions. However, on February 9, 2016, the U.S. Supreme Court stayed implementation of the Clean Power Plan pending resolution of legal challenges to the rule, and in October 2017 the EPA proposed to repeal the rule before proposing a replacement rule, the Affordable Clean Energy Rule, which would scale back the obligations of the Clean Power Plan. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years.  In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions, including cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs.  The U.S. also participated in the creation of the Paris Agreement at COP 21 in December 2015 but has subsequently announced its intention to withdraw from the agreement. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for oil and natural gas, which could reduce our customers’ demand for our services.  Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations.

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

Hydraulic fracturing is a process sometimes used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state oil and natural gas regulators, but EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (SDWA) over, and issued permitting guidance in February 2014 for, certain hydraulic fracturing activities involving the use of diesel fuels. In May 2014, EPA issued an advance notice of proposed rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act (TSCA) to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In March 2015, BLM issued a final rule that imposes requirements on hydraulic fracturing activities on federal and Indian lands, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water; similar final rules were published in November 2016 for hydraulic fracturing activities on National Park and National Wildlife Refuge System lands. In June 2016, the U.S. District Court for the District of Wyoming struck down the BLM final rule, finding that BLM lacked authority to promulgate the rule, but this ruling was vacated on appeal in September 2017. Regardless, BLM rescinded this rule in December 2017. In January 24, 2018, California and a coalition of environmental groups each filed lawsuits in the Northern District of California to challenge BLM’s rescission of the 2015 rule. This litigation is pending. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of chemicals used in the hydraulic fracturing process. Some states and local governments also have adopted or are considering adopting regulations to restrict or ban hydraulic fracturing in certain circumstances. Moreover, ongoing governmental reviews of the environmental impacts of hydraulic fracturing by EPA and other agencies could lead to further regulation of hydraulic fracturing. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that hydraulic fracturing activities can impact drinking water under some circumstances, including large volume spills and inadequate mechanical integrity of wells. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

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

Demand for our services is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas and mining companies. Although we saw increases in oil prices beginning in late 2016 through the third quarter of 2018, oil prices have remained volatile and significantly decreased during the fourth quarter of 2018. We are not expecting significant improvement in oil-related customer activity in the near-term, as we anticipate that our customers’ expenditures will generally lag increased oil prices by nine to 12 months. If our customers’ expenditures fail to increase in regions where our facilities are located, our business will be adversely impacted. The oil and gas and mining industries’ willingness to explore, develop and produce depends largely upon the availability of attractive resource prospects and the prevailing view of future commodity prices, which over the past year, has not been positive. Prices for oil, coal, natural gas, and other minerals are subject to large fluctuations in response to changes in the supply of and demand for these commodities, market uncertainty, and a variety of other factors that are beyond our control. Accordingly, a sudden or long-term decline in commodity pricing, or a continuation of the current volatile commodity price environment, would have material adverse effects on our results of operations.

During the first quarter of 2016, global oil prices dropped to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. Since Western Canadian Select (WCS) has historically traded at a discount to West Texas Intermediate (WTI), falling WTI oil prices have also led to falling WCS prices. While WTI and WCS oil prices have rebounded in recent periods, they continue to remain volatile. For example, WCS prices significantly decreased during the second half of 2018, widening the discount at which WCS trades to WTI. WCS prices in the fourth quarter of 2018 averaged $25.66 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $83.78 in the second quarter of 2014. On December 2, 2018, the Government of Alberta announced it would mandate temporary curtailments of the Province’s oil production. This curtailment resulted in an increase to the WCS price in December 2018, which has continued into the first quarter of 2019. As of February 22, 2019, the WTI price was $57.11, and the WCS price was $44.26.

In addition, met coal prices fluctuated in recent years, due to a declining global demand for steel and the impact of a stronger U.S. dollar, falling to approximately $89.00/metric tonne as of December 31, 2016. The rebounding of steel demand in 2017 and 2018, particularly in China, led to higher met coal pricing in 2017 and 2018. As of February 22, 2019, spot prices for met coal were $210.05/metric tonne. However, the increase in met coal pricing in 2017 and 2018 has not led our customers to approve any significant new projects.

Despite recent rebounds, the low and volatile commodity price environment has depressed exploration, development, and production activity. A deterioration of this price environment is likely to continue to depress activity levels, often reflected as reductions in employees or resource production, and have a material adverse effect on our financial position, results of operations or cash flows.

Additionally, significant new regulatory requirements, including climate change legislation, could have an impact on the demand for and the cost of producing oil, coal and natural gas in the regions where we operate. Many factors affect the supply of and demand for oil, coal, natural gas and other minerals and, therefore, influence product prices, including:

•	the level of activity and developments in the Canadian oil sands;

•	the global level of demand, particularly from China, for coal and other natural resources produced in Australia;

•	the availability of economically attractive oil and natural gas field prospects, which may be affected by governmental actions or environmental activists which may restrict development;

•	the availability of transportation infrastructure for oil, natural gas, LNG and coal, refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	global weather conditions and natural disasters;

•	worldwide economic activity including growth in developing countries, such as China and India;

•
national government political requirements, including the ability of the Organization of Petroleum Exporting Companies (OPEC) to set and maintain production levels and prices for oil and government policies which could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;

•	the level of oil and gas production by non-OPEC countries, particularly the U.S. and Russia;

•	rapid technological change and the timing and extent of energy resource development, including LNG or other alternative fuels;

•	environmental regulation; and

•	U.S. and foreign tax policies.

Our failure to retain our current customers, renew our existing customer contracts and obtain new customer contracts, or the termination of existing contracts, could adversely affect our business.

Our success depends on our ability to retain our current customers, renew or replace our existing customer contracts and obtain new business. Our ability to do so generally depends on a variety of factors, including overall customer expenditure levels and the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We cannot assure you that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing, or at all, or that our current customers will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. Because of the current volatile commodity price environment, our customers may not renew contracts on terms favorable to us or, in some cases, at all, and we may have difficulty obtaining new business. Additionally, several contracts have clauses that allow termination upon the payment of a termination fee. As a result, our customers may choose to terminate their contracts. The likelihood that a customer may seek to terminate a contract is increased during periods of market volatility like those we are currently experiencing. Further, certain of our customers may not reach positive final investment decisions on projects with respect to which we have been awarded contracts to provide related accommodation, which may cause those customers to terminate the contracts. Customer contract cancellations, the failure to renew a significant number of our existing contracts or the failure to obtain new business would have a material adverse effect on our business and results of operations.

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

Our business typically supports projects that are capital intensive and require several years to generate first production. The economic analyses conducted by our customers in oil sands, Australian mining and LNG investment areas have historically assumed a relatively conservative longer-term price outlook for production from such projects to determine economic viability. Because of the recent volatile commodity price environment, our customers have reduced or deferred, and may continue to reduce or defer, major expenditures, particularly in Canada and Australia, given the long-term nature of many large scale development projects, adversely affecting our revenues and profitability.

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

In addition, the carrying value of our lodges or villages could be reduced by extended periods of limited or no activity by our customers, which has required us to record impairment charges equal to the excess of the carrying value of the lodges or villages over fair value. We recorded impairments of our long-lived assets of $28.7 million, $31.6 million and $46.1 million in 2018, 2017 and 2016, respectively. We may incur additional asset impairment charges in the future, which charges will affect negatively our results of operations and financial condition.

Exchange rate fluctuations could adversely affect our U.S. dollar reported results of operations and financial position.

Currency exchange rate fluctuations can create volatility in our consolidated financial position, results of operations and/or cash flows. Because our consolidated financial results are reported in U.S. dollars, if we generate net revenues or earnings in countries whose currency is not the U.S. dollar, the translation of such amounts into U.S. dollars can result in an increase or decrease in our reported revenues, net income, financial condition and cash flows depending upon exchange rate movements. For the year ended December 31, 2018, 89% of our revenues originated from subsidiaries outside of the U.S. and were denominated in either the Canadian dollar or the Australian dollar. As a result, a material decrease in the value of these currencies relative to the U.S. dollar has had, and may have in the future, a negative impact on our reported revenues, net income, financial condition and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition and results of operations.

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

A significant portion of our revenue is attributable to operations in Canada and Australia. These activities accounted for 89% of our consolidated revenue in the year ended December 31, 2018. Risks associated with our operations in Canada and Australia include, but are not limited to:

•	international currency fluctuations;

•	different taxing regimes;

•	changing political conditions at the federal, provincial or state level;

•	changing international and U.S. monetary policies;

•	regional economic downturns;

•	expropriation, confiscation or nationalization of assets; and

•	foreign exchange limitations.

The regulatory regimes in these countries are substantially different than those in the United States, and may be unfamiliar to U.S. investors. Violations of non-U.S. laws could result in monetary and criminal penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

All but three of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease or obtain permits necessary to operate on such leased land, we could be materially and adversely affected.

All but three of our major Canadian lodges are located on land subject to leases. Accordingly, while we own the accommodations assets, we only own a leasehold in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, our leases generally have an initial term of ten years and will expire between 2020 and 2028 unless extended. Unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site. Also, in certain areas in which we operate, we are required to seek permits from local government agencies in order to build a new lodge or operate an existing lodge on leased land. Regulations have recently been proposed in a regional municipality of Alberta which would require us to seek renewal of such permits every two years and also would prohibit the granting of new permits or the renewal of existing permits for lodges within 75 kilometers of Fort McMurray, Alberta. We can provide no assurances that we will be able to renew our leases or permits upon expiration on similar terms, or at all. If we are unable to renew our leases or permits on similar terms, it may have an adverse effect on our business.

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

We specialize in providing hospitality services for work forces in remote areas which often lack the infrastructure typically available in nearby towns and cities. If permanent towns, cities and municipal infrastructure develop, grow or otherwise become available in the oil sands region of northern Alberta, Canada, the west coast of British Columbia or regions of Australia where we locate villages, then demand for our hospitality services could decrease as customer employees move to the region and choose to utilize permanent housing and food services.

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

As a result of our customer concentration, risks of nonpayment and nonperformance by our counterparties are a concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Although we have seen an increase in oil prices in late 2016 and through the third quarter of 2018, oil prices significantly decreased during the fourth quarter of 2018, and commodity prices generally have remained depressed since 2015, and the capital markets and availability of credit have been constrained relative to historical levels. Additionally, many of our customers’ equity values have declined and could decline further. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may continue to result in a significant reduction in our customers’ liquidity and could impair their ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

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

We could be materially adversely affected by disruptions to our clients’ operations caused by any one of or all of the following singularly or in combination:

•	U.S. and international pricing and demand for the natural resource being produced at a given project (or proposed project);

•	unexpected problems, higher costs and delays during the development, construction and project start-up which may delay the commencement of production;

•	unforeseen and adverse geological, geotechnical, seismic and mining conditions;

•	lack of availability of sufficient water or power to maintain their operations;

•	lack of availability or failure of the required infrastructure necessary to maintain or to expand their operations;

•	the breakdown or shortage of equipment and labor necessary to maintain their operations;

•
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

•	risks to land titles, mining titles and use thereof as a result of native title claims;

•	claims by persons living in close proximity to mining projects, which may have an impact on the consents granted;

•	interruptions to the operations of our customers caused by industrial accidents or disputes; and

•	delays in or failure to commission new infrastructure in timeframes so as not to disrupt customer operations.

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

A variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including, in some cases, requirements relating to the temperature of food), and the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. We can give no assurances that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended regulations in this area may significantly increase the cost of compliance or expose us to liabilities.

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

Our land banking activities may not be successful.

Our land banking activities are focused on investing early in land in order to gain a strategic, early mover advantage in an emerging region or resource play. However, we cannot assure you that all land that we purchase or lease will be in a region in which our customers require our services in the future. We also cannot assure you that the property acquired by us will be profitably developed. Our land banking activities involve significant risks that could adversely affect our financial condition, results of operations, cash flow and the market price of our securities, which include the following risks:

•	the regions in which we invest may not develop or sustain adequate customer demand;

•
we may incur costs to acquire land and/or construct assets without securing a customer contract or prior to finalization of an accommodations contract with a customer and, if the contract is not obtained or delayed, the resulting impact could result in an impairment of the related investment;

•	during the time between acquisition and use, and depending on adjacent uses of the land, the property may become unusable or require costly remediation efforts due to environmental damage;

•	we may not be able to obtain financing for development projects on favorable terms or at all;

•
we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, land-use, building, occupancy and other governmental permits and authorizations, and the issuance of permits is dependent upon a number of factors, including water and waste treatment alternatives available, road traffic volumes and fire conditions in forested areas;

•	development opportunities that we explore may be abandoned and the related investment impaired;

•	the properties may perform below anticipated levels, producing cash flow below budgeted amounts;

•	construction costs, total investment amounts and our share of remaining funding may exceed our estimates and projects may not be completed, delivered or stabilized as planned;

•	we may experience delays (temporary or permanent) if there is public, government or aboriginal opposition to our activities; and

•
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

All of our operations are significantly affected by stringent and complex foreign, federal, provincial, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liabilities for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third-parties. Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. The implementation of new laws and regulations could result in materially increased costs, stricter standards and enforcement, larger fines and liability and increased capital expenditures and operating costs, particularly for our customers, and could have an adverse effect on our business or demand for our services. See Item 1. “Business - Government Regulation” of this annual report for a more detailed description of our risks associated with environmental laws and regulations. It should also be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.

Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could adversely impact our operations and financial condition, including the:

•	issuance of administrative, civil and criminal penalties;

•	denial or revocation of permits or other authorizations;

•	reduction or cessation of operations; and

•	performance of site investigatory, remedial or other corrective actions.

Construction risks exist which may adversely affect our results of operations.

There are a number of general risks that might impinge on companies involved in the development, construction and installation of facilities as a prerequisite to the management of those assets in an operational sense. We might be exposed to these risks from time to time by relying on these corporations and/or other third parties which could include any and/or all of the following:

•	the construction activities of our accommodations are partially dependent on the supply of appropriate construction and development opportunities;

•
development approvals, slow decision making by counterparties, complex construction specifications, changes to design briefs, legal issues and other documentation changes may give rise to delays in completion, loss of revenue and cost over-runs which may, in turn, result in termination of accommodation supply contracts;

•
other time delays that may arise in relation to construction and development include supply of labor, scarcity of construction materials, lower than expected productivity levels, inclement weather conditions, land contamination, cultural heritage claims, difficult site access or industrial relations issues;

•
objections to our activities or those of our customers aired by aboriginal or community interests, environment and/or neighborhood groups which may cause delays in the granting or approvals and/or the overall progress of a project;

•	where we assume design responsibility, there is a risk that design problems or defects may result in rectification and/or costs or liabilities which we cannot readily recover; and

•
there is a risk that we may fail to fulfill our statutory and contractual obligations in relation to the quality of our materials and workmanship, including warranties and defect liability obligations.

The cyclical nature of our business and a severe prolonged downturn has and could in the future negatively affect the value of our goodwill and long-lived assets.

As of December 31, 2018, goodwill represented approximately 11% of our total assets, or $114.2 million, entirely in our Canadian reporting unit. We have recorded goodwill because we paid more for one of our businesses that we acquired than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. We may recognize impairment losses on our goodwill in the future if, among other factors:

•	global economic conditions remain depressed or further deteriorate, including a further decrease in the price of or demand for oil, natural gas and minerals;

•
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

•	costs of equity or debt capital increase; or

•	valuations for comparable public companies or comparable acquisition valuations deteriorate.

In addition, we recorded impairments of our long-lived assets, including intangibles, of $28.7 million, $31.6 million and $46.1 million in 2018, 2017 and 2016, respectively. Extended periods of limited or no activity by our customers at our lodges or villages could require us to record further impairment charges equal to the excess of the carrying value of the lodges or villages over fair value or could result in an impairment to our goodwill balance.

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

Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels, including plans developed in connection with the Paris climate conference in December 2015 and the Katowice climate conference in December 2018. There are a number of legislative and regulatory proposals to address greenhouse gas emissions, including increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting, and incentives for renewable energy, which are in various phases of discussion or implementation. The outcome of Canadian, Australian and U.S. federal, regional, provincial and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

•	result in increased costs associated with our operations and our customers’ operations;

•	increase other costs to our business;

•	reduce the demand for carbon-based fuels; and

•	reduce the demand for our services.

Any adoption of these or similar proposals by Canadian, Australian, U.S. federal, regional, provincial or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry, including negatively impacting the price of oil relative to other energy sources, reducing demand for hydrocarbons and other minerals or limiting drilling or mining in the areas in which we operate. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services. See Item 1. “Business-Government Regulation” of this annual report for a more detailed description of our climate-change related risks.

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

We expect to gain certain business, financial and strategic advantages as a result of business combinations we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions, including Noralta, and realize these intended benefits. The success of the Noralta Acquisition depends, in large part, on our ability to realize the anticipated benefits, including operating synergies from combining our businesses, which were previously operated independently. An inability to realize expected strategic advantages as a result of the acquisition would negatively affect the anticipated benefits of the acquisition.

Additional risks we could face in connection with acquisitions include:

•	retaining and integrating key employees of acquired businesses;

•	retaining and attracting new customers of acquired businesses;

•	retaining supply and distribution relationships key to the supply chain;

•	increased administrative burden;

•	developing our sales and marketing capabilities;

•	managing our growth effectively;

•	potential impairment resulting from the overpayment for an acquisition;

•	integrating operations;

•	managing tax and foreign exchange exposure;

•	potentially operating a new line of business;

•	increased logistical problems common to large, expansive operations; and

•	inability to pursue and protect patents covering acquired technology.

Additionally, an acquisition may bring us into businesses we have not previously conducted and expose us to additional business risks that are different from those we have previously experienced. For example, the size of our business is much larger following the completion of the Noralta Acquisition. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. If we fail to manage any of these risks successfully, our business could be harmed. Our capitalization and results of operations may change significantly following an acquisition, and our shareholders may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

Our Amended Credit Agreement contains operating and financial restrictions that may restrict our business and financing activities

Our Amended Credit Agreement contains, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us. The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict (i) subsidiary indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Amended Credit Agreement) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.50 to 1.0 (as of December 31, 2018).

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

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under the Amended Credit Agreement. The restrictions contained in the Amended Credit Agreement could:

•	limit our ability to plan for, or react to, market conditions, to meet capital needs or otherwise to restrict our activities or business plan; and

•	adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that would be in our interest.

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

We currently have a substantial amount of indebtedness. As of December 31, 2018, we had approximately $247.9 million outstanding under the term loan portion of the Amended Credit Agreement, $131.3 million outstanding under the revolving portion of the Amended Credit Agreement, $3.4 million of outstanding letters of credit and capacity to borrow an additional $90.3 million under the revolving portion of the Amended Credit Agreement. As of December 31, 2018, $14.5 million of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement. Borrowings outstanding under the Amended

Credit Agreement mature in November 2020. If market or other economic conditions remain depressed or further deteriorate, our borrowing capacity may be further reduced.

Our level of indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

•	our indebtedness may increase our vulnerability to general adverse economic and industry conditions;

•	the covenants contained in the Amended Credit Agreement limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

•	our debt covenants also affect our flexibility in planning for, and reacting to, changes in the economy and in its industry; and

•	our indebtedness could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes.

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

Our operations are subject to many hazards. In the ordinary course of business, we become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. We maintain insurance to cover many of our potential losses, and we are subject to various self-retentions and deductibles under our insurance policies. It is possible, however, that a judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured or underinsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position. In addition, we are insured under the insurance policies of Oil States International, Inc. (Oil States) for occurrences prior to the completion of our spin-off from Oil States in May 2014 (the Spin-Off). The specifications and insured limits under those policies, however, may be insufficient for such claims. We also face the following other risks related to our insurance coverage:

•	we may not be able to continue to obtain insurance on commercially reasonable terms;

•	the counterparties to our insurance contracts may pose credit risks; and

•	we may incur losses from interruption of our business that exceed our insurance coverage.

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

In addition, we significantly increased our capacity in the Canadian oil sands region, including as a result of the Noralta Acquisition, and in Australia over the past several years based on our previous expectations for customer demand for accommodations in these areas. However, due to the sustained low commodity prices throughout 2016 and 2017 and into

2018, customer demand for accommodations in those areas has decreased significantly, and we have experienced a corresponding significant decrease in our occupancy and profitability. Should our customers build their own facilities to meet their accommodations needs or our competitors likewise increase their available accommodations, or activity in the oil sands or natural resources regions declines further, demand and/or pricing for our accommodations could further decrease, negatively impacting our profitability.

We operate in a highly competitive industry, and if we fail to compete effectively, our business will suffer.

The workforce accommodation and hospitality industry in which we operate is highly competitive. To be successful, we must provide hospitality services that meet the specific needs of our customers at competitive prices. The principal competitive factors in the markets in which we operate are service quality and availability, price, technical knowledge and experience and reputation for safety. We compete with international and regional competitors, several of which are significantly larger than us. These competitors offer similar services in the geographic regions in which we operate. Many oil and gas and mining companies in our core markets own their own accommodations facilities, while others outsource all or part of their accommodations requirements. As a result of competition, we may be unable to continue to provide our present services, to provide such services at historical operating margins or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Reduced levels of activity in the workforce accommodation industry can intensify competition and result in lower revenue to us.

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

As of December 31, 2018, we were party to collective bargaining agreements covering approximately 1,100 employees in Canada and 140 employees in Australia. Efforts have been made from time to time to unionize other portions of our workforce. In addition, our facilities serving oil sands development work in Northern Alberta, Canada and mining operations in Australia house both union and non-union customer employees. We have not experienced strikes, work stoppages or other slowdowns in the past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations, which could adversely affect our business, financial condition and results of operations. Additional unionization efforts and new collective bargaining agreements also could materially increase our costs, reduce our revenues or limit our flexibility. Collective bargaining agreements in our Canadian operations have individual expiration dates, extending in some cases to 2023.  One enterprise bargaining agreement exists in our Australian operation covering certain employees working at our villages in Queensland and New South Wales.  This agreement was renewed in 2017 through 2019.

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

We may increase our debt or issue equity in the future, subject to restrictions in our debt agreements and our ability to access the capital markets. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. As a result of our failure to timely file an Exchange Act report, we are currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could increase the expense of accessing the capital markets. Assuming we continue to timely file our required Exchange Act reports, the earliest we would regain the ability to use Form S-3 is June 1, 2019. If we incur additional debt or raise equity through the issuance of our preferred shares, the terms of the debt or our preferred shares issued may give the holders rights, preferences and privileges senior to those of holders of our common shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, your ownership in us would be diluted. If we are unable to raise additional capital when needed, it could affect our financial health, which could negatively affect your investment in us.

Our business could be negatively impacted by security threats, including cybersecurity threats and other disruptions.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable; threats to the safety of our employees; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure; and threats from terrorist acts. In the past, we experienced a data security breach resulting from unauthorized access to our systems, which to date has not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

Risks Related to Our Structure Following our Redomestication

We are subject to various Canadian and other taxes.

Our effective tax rates (including our Canadian tax rate) are dependent on a variety of factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in Canada, the financial performance of our business in various jurisdictions, currency exchange rate fluctuations (especially as between Canadian and U.S. dollars), and significant changes in trade, monetary or fiscal policies of Canada, including changes in interest rates, withholding taxes, tax treaties and federal and provincial tax rates generally. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be (and, in fact, often seem to be) interrelated, and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

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

The Canada Revenue Agency (CRA) may disagree with our conclusions on tax treatment and the CRA has not provided (and we have not requested) a ruling on the Canadian tax aspects of our redomestication.

We completed our redomestication from Delaware to British Columbia, Canada in 2015 (the Redomicile Transaction). We do not believe that the Redomicile Transaction resulted in any material Canadian federal income tax liability to us; however, the CRA did not provide (and we did not request) a ruling on the Canadian tax aspects of the Redomicile Transaction, and there can be no assurance that the CRA will agree with our interpretation of the tax aspects of the Redomicile Transaction or any related matters associated therewith. If the CRA were to disagree with our views about the tax implications of the Redomicile Transaction, it could take the position that material Canadian federal income tax liabilities or amounts on account thereof are payable by us as a result of the Redomicile Transaction, in which case, we expect that we would contest such assessment. To contest such assessment, we would be required to remit cash equal to half of the amount in dispute, or provide security acceptable to the CRA, to prevent the CRA from seeking enforcement actions pending the dispute of such assessment. If we were unsuccessful in disputing the assessment, the implications could be materially adverse to us. The CRA has not provided (and we have not requested) a ruling on the Canadian tax aspects of the Redomicile Transaction. There can be no assurance that the CRA will agree with our interpretation of the tax aspects of the Redomicile Transaction or any related matters associated therewith.

The Internal Revenue Service (IRS) may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes, and no ruling has been sought from the IRS.

For U.S. federal income tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are a British Columbia incorporated entity following the Redomicile Transaction, we generally will be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under U.S. federal income tax law, and we believe that we are properly classified as a foreign corporation (that is a non-U.S. tax resident) for purposes of U.S. federal income tax law. Even so, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes pursuant to Section 7874 of the Internal Revenue Code. If it were determined that we should be taxed as a U.S. corporation for U.S. federal income tax purposes, we could be liable for substantial additional U.S. federal income taxes.

Future potential changes to U.S. tax laws could result in Civeo being treated as a U.S. corporation for U.S. federal income tax purposes.

Although, as noted above, we believe that we are treated as a foreign corporation for U.S. federal income tax purposes, changes to Section 7874 of the Internal Revenue Code or the U.S. Treasury regulations promulgated thereunder or official interpretations thereof, could adversely affect Civeo’s status as a foreign corporation for U.S. federal income tax purposes. For example, members of Congress from time to time have proposed changes to the Internal Revenue Code, and the U.S. Treasury has taken and may continue to take regulatory action, in connection with so-called inversion transactions. The timing and substance of any such change in law or regulatory action is uncertain. Any such change of law or regulatory action could adversely impact the treatment of Civeo as a foreign corporation for U.S. federal income tax purposes and could adversely impact its tax position and financial position and results in a material manner. The precise scope and application of any legislative or regulatory proposals will not be clear until they are actually issued, and, accordingly, until such legislation or regulations are issued and fully understood, we cannot be certain as to their potential impact. Any such changes could apply retroactively to a date prior to the date of the Redomicile Transaction. If Civeo were to be treated as a U.S. corporation for U.S. federal income tax purposes, it could be subject to substantially greater U.S. federal income tax liability.

We remain subject to changes in tax law (in various jurisdictions) and other factors that could impact our effective tax rate.

The tax laws of Canada, Australia and other jurisdictions where we operate could change in the future, and such changes could cause a material change in our effective corporate tax rate. As a result, our actual effective tax rate may be materially different from our expectation. Our provision for income taxes will be based on certain estimates and assumptions made by management in consultation with our tax and other advisors. Our consolidated income tax rate will be affected by the amount of net income earned in Canada and our other operating jurisdictions, the availability of benefits under tax treaties, and the rates of taxes payable in respect of that income. We will enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. We will therefore make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions we may use in determining our consolidated tax provisions and accruals. This could result in a material adverse effect on our consolidated income tax provision, financial condition and the net income for the period in which such determinations are made.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform) was signed into law, making significant changes to the U.S. Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Although many aspects of this legislation have been clarified since the law was enacted, some aspects of the new legislation remain unclear and may not be clarified for some time. It is possible that the U.S. Tax Reform, or interpretations under it, could have an adverse effect on us, and such effect could be material.

Risks Related to the Spin-Off from Oil States

Our tax sharing agreement with Oil States may require us to indemnify Oil States for significant tax liabilities.

In connection with the Spin-Off, we entered into a tax sharing agreement. Under the tax sharing agreement, we are required to indemnify Oil States against certain tax-related liabilities incurred by Oil States (including any of its subsidiaries) relating to the Spin-Off, to the extent caused by our breach of any representations or covenants made in the tax sharing agreement or the separation and distribution agreement, or made in connection with the private letter ruling or the tax opinion obtained with respect to the Spin-Off. These liabilities include the substantial tax-related liability (calculated without regard to any net operating loss or other tax attribute of Oil States) that would result if the Spin-Off of our stock to Oil States stockholders failed to qualify as a tax-free transaction. In addition, we have agreed to pay 50% of any taxes arising from the Spin-Off to the extent that the tax is not attributable to the fault of either party.

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

Our common shares are currently listed on the NYSE, and the continued listing of our common shares is subject to our compliance with a number of listing standards. If we fail to maintain compliance with these continued listing standards, our common shares may be delisted. A delisting of our common shares could negatively impact us by, among other things:

•	reducing the liquidity and market price of our common shares;

•	reducing the number of investors, including institutional investors, willing to hold or acquire our common shares, which could negatively impact our ability to raise equity;

•	decreasing the amount of news and analyst coverage of us;

•	limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and

•	impacting our reputation and, as a consequence, our ability to attract new business.

The market price and trading volume of our common shares may be volatile.

The market price of our common shares has historically experienced and may continue to experience volatility. For example, during 2017, the market price of our common shares ranged from a low of $1.57 per share to a high of $3.73 per share, and during 2018, the market price of our common shares ranged from a low of $1.12 per share to a high of $4.64 per share. From January 1, 2019 to February 22, 2019, the market price of our common shares has ranged between a low of $1.39 per share to a high of $2.72 per share. The market price of our common shares may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	changes in financial estimates by analysts and our inability to meet those financial estimates;

•	strategic actions by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;

•	variations in our quarterly operating results and those of our competitors;

•	general economic and stock market conditions;

•	risks related to our business and our industry, including those discussed above;

•	changes in conditions or trends in our industry, markets or customers;

•	terrorist acts;

•	future sales of our common shares or other securities by us, members of our management team or our existing shareholders; and

•	investor perceptions of the investment opportunity associated with our common shares relative to other investment alternatives.

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

The rights of holders of our common shares are subordinate to the rights of the holders of our preferred shares.
The holders of the preferred shares issued in the Noralta Acquisition have rights and preferences superior to those of the holders of our common shares. These rights include, among others:

•	the right to receive a liquidation preference prior to any distribution of our assets to the holders of our common shares;

•	the right to receive a 2% annual dividend, paid quarterly in cash or, at our option, by increasing the shares’ liquidation preference, or any combination thereof; and

•
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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table presents information about our principal properties and facilities as of December 31, 2018. Except as indicated below, we own all of the properties or facilities listed below. Each of the properties is encumbered by our secured credit facilities. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 – Debt to the notes to consolidated financial statements included in Item 8 of this annual report for additional information concerning our credit facilities. For a discussion about how each of our business segments utilizes its respective properties, please see Item 1, “Business” of this annual report.

Location	Approximate Square Footage/Acreage	Description
Canada:
Fort McMurray, Alberta (leased land)	240 acres	Wapasu Creek and Henday Lodges
Fort McMurray, Alberta (leased land)	138 acres	Fort McMurray Village
Fort McMurray, Alberta (leased land)	135 acres	Conklin Lodge
Fort McMurray, Alberta (leased land)	128 acres	Beaver River and Athabasca Lodges
Fort McMurray, Alberta (leased land)	78 acres	McClelland Lake Lodge
Fort McMurray, Alberta (leased land and lodges)	58 acres	Hudson and Borealis Lodges
Fort McMurray, Alberta (leased land)	51 acres	Greywolf Lodge
Kitimat, British Columbia	48 acres	Sitka Lodge
Fort McMurray, Alberta (leased land)	43 acres	Mariana Lake Lodge
Acheson, Alberta (lease)	40 acres	Office and warehouse
Edmonton, Alberta	33 acres	Manufacturing facility
Grimshaw, Alberta (lease)	20 acres	Equipment yard
Fort McMurray, Alberta (leased land)	18 acres	Anzac Lodge
Edmonton, Alberta (lease)	86,376 sq. feet	Office and warehouse
Calgary, Alberta (lease)	7,000 sq. feet	Office
Australia:
Coppabella, Queensland, Australia	192 acres	Coppabella Village
Calliope, Queensland, Australia	124 acres	Calliope Village
Narrabri, New South Wales, Australia	82 acres	Narrabri Village
Boggabri, New South Wales, Australia	52 acres	Boggabri Village
Dysart, Queensland, Australia	50 acres	Dysart Village
Middlemount, Queensland, Australia	37 acres	Middlemount Village
Karratha, Western Australia, Australia (own and lease)	34 acres	Karratha Village
Kambalda, Western Australia, Australia	27 acres	Kambalda Village
Nebo, Queensland, Australia	26 acres	Nebo Village
Moranbah, Queensland, Australia	17 acres	Moranbah Village
Sydney, New South Wales, Australia (lease)	11,518 sq. feet	Office
Brisbane, Queensland, Australia (lease)	5,543 sq. feet	Office
United States:
Houston, Texas (lease)	8,900 sq. feet	Principal executive offices
Sulphur, Louisiana	44 acres	Acadian Acres Lodge and yard
Killdeer, North Dakota	39 acres	Killdeer Lodge
Pecos, Texas (lease)	35 acres	West Permian Lodge
Dickinson, North Dakota (lease)	26 acres	Mobile asset facility and yard
Vernal, Utah (lease)	21 acres	Mobile asset facility and yard
Casper, Wyoming (lease)	14 acres	Accommodations facility and yard
Yukon, Oklahoma (lease)	12 acres	Mobile asset facility and yard
Belle Chasse, Louisiana	10 acres	Manufacturing facility and yard
Big Piney, Wyoming (lease)	7 acres	Mobile asset facility and yard
LaSalle, Colorado (lease)	6 acres	Mobile asset facility and yard
Pecos, Texas (lease)	5 acres	Mobile asset facility and yard
Wright, Wyoming (lease)	5 acres	Mobile asset facility and yard
Longmont, Colorado (lease)	4,377 sq. feet	Office

We own various undeveloped properties in British Columbia. We also have various offices supporting our business segments which are both owned and leased. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

Leased land for our lodge properties in Canada refers to land leased from the Alberta government. We also lease land for our Karratha Village from the provincial government in Australia. Generally, our leases have an initial term of ten years and are scheduled to expire between 2020 and 2028.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Shares

Our common shares trade on the NYSE under the trading symbol “CVEO”.

Holders of Record

As of February 22, 2019, there were 21 holders of record of Civeo common shares.

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

The preferred shares we issued in the Noralta Acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), subject to increase to up to 3% in certain circumstances, paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on June 30, September 30, and December 31, 2018, thereby increasing the liquidation preference to $10,150 per share as of December 31, 2018. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash. For further information, see Note 12 – Preferred Shares to the notes to the consolidated financial statements included in Item 8 of this annual report.

Performance Graph

The share price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

The following performance graph and chart compare the cumulative total return to holders of our common shares with the cumulative total returns of the Standard & Poor's 500 Stock Index, Philadelphia OSX and with that of our current and prior peer groups, for the period from June 2, 2014 to December 31, 2018. The graph and chart show the value, at the dates indicated, of $100 invested at June 2, 2014 and assume the reinvestment of all dividends, as applicable.

In 2018, we revised our peer group to ensure the companies continue to provide appropriate comparability to us. Prior to the revision, our peer group consisted of Basic Energy Services, Inc., Black Diamond Group Limited, Carbo Ceramics, Inc., Choice Hotels International, Inc., Extended Stay America, Inc., Forum Energy Technologies, Inc., Horizon North Logistics Inc., Matrix Service Company, Newpark Resources, Inc., Oil States International, Inc., Precision Drilling Corporation and Tetra Tech, Inc. Our current peer group consists of Basic Energy Services, Inc., Black Diamond Group Limited, Exterran Corporation, Forum Energy Technologies, Inc., Horizon North Logistics Inc., Matrix Service Company, Newpark Resources, Inc., Oil States International, Inc., Parker Drilling Company, Pioneer Energy Service Corporation, Precision Drilling Corporation, Source Energy Services Ltd., Step Energy Services Ltd., Tetra Tech, Inc. and Unit Corporation.

COMPARISON OF 55 MONTH CUMULATIVE TOTAL RETURN*

Among Civeo Corporation, the S&P 500 Index, the PHLX Oil Service Sector Index,
Prior Peer Group(1), and Current Peer Group(2)

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/2/14
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Civeo Corporation
S&P 500
PHLX Oil Service Sector
Prior Peer Group (1)
Current Peer Group (2)

*$100 invested on 6/2/14 in stock or 5/31/14 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

	6/2/14	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Civeo Corporation	$100.00	$17.99	$6.21	$9.63	$11.95	$6.26
S&P 500	$100.00	$108.31	$109.81	$122.94	$149.78	$143.21
PHLX Oil Service Sector	$100.00	$74.32	$57.56	$72.45	$61.86	$34.99
Prior Peer Group (1)	$100.00	$69.12	$51.49	$64.91	$64.87	$50.48
Current Peer Group (2)	$100.00	$59.23	$36.83	$56.46	$46.27	$29.47

The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Equity Securities by Registrant or its Affiliates in the Fourth Quarter

The following table provides information about purchases of our common shares during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
October 1, 2018 - October 31, 2018	—		—		—	—
November 1, 2018 - November 30, 2018	102,919	(1)	$1.94	(2)	—	—
December 1, 2018 - December 31, 2018	—		—		—	—
Total	102,919		$1.94		—	—

(1)
Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants' personal tax liabilities that resulted from the lapsing of restriction on shares awarded to the participants under the plan.

(2)	The price paid per share was based on the closing price of our common shares on November 28, 2018, the dates the restrictions lapsed on such shares.

(3)	We did not have at any time during the quarter ended December 31, 2018, and currently do not have, a share repurchase program in place.

ITEM 6. Selected Financial Data

The following tables present the selected historical consolidated financial information of Civeo and combined financial information of the accommodations business. The term “accommodations business” refers to Oil States International Inc.’s (Oil States) historical accommodations segment reflected in its historical combined financial statements discussed herein. The accommodations business was spun off from Oil States on May 30, 2014. All financial information presented after our spin-off from Oil States represents the consolidated results of operation and financial position of Civeo. Accordingly,

•
Our consolidated statement of operations data for the years ended December 31, 2018, 2017, 2016 and 2015 consists entirely of the consolidated results of Civeo. Our consolidated statement of operations data for the year ended December 31, 2014 consists of (i) the combined results of the Oil States accommodations business for the five months ended May 30, 2014 and (ii) the consolidated results of Civeo for the seven months ended December 31, 2014.

•	Our consolidated balance sheet data at December 31, 2018, 2017, 2016, 2015 and 2014 consists entirely of the consolidated balances of Civeo.

The balance sheet data as of December 31, 2018 and 2017 and the statement of operations data for each of the years ended December 31, 2018, 2017 and 2016 are derived from our audited financial statements included in Item 8 of this annual report. The balance sheet data as of December 31, 2016, 2015 and 2014 and statement of operations data for the years ended December 31, 2015 and 2014 are derived from our audited financial statements not included in this annual report.

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

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$466,692	$382,276	$397,230	$517,963	$942,891
Operating loss	(88,055)	(97,971)	(95,760)	(145,003)	(142,891)
Net loss attributable to Civeo or the Accommodations Business of Oil States International, Inc., as applicable	(131,832)	(105,713)	(96,388)	(131,759)	(189,043)
Diluted loss per share attributable to Civeo or the Accommodations Business of Oil States International, Inc., as applicable (1)	$(0.84)	$(0.82)	$(0.90)	$(1.24)	$(1.77)

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Balance Sheet Data:
Total assets	$1,001,677	$853,912	$910,446	$1,066,529	$1,829,161
Long-term debt	342,908	277,990	337,800	379,416	755,625
Total Civeo shareholders’ equity	535,424	476,250	475,467	563,245	858,001
Cash dividends per share	—	—	—	—	0.26

(1)
On May 30, 2014, 106,538,044 shares of our common stock were distributed to Oil States stockholders in connection with the spin-off. For comparative purposes, and to provide a more meaningful calculation of weighted-average shares outstanding in our diluted net income (loss) per share calculation, we have assumed these shares were outstanding as of the beginning of 2014 in the calculation of weighted-average shares. In addition, we have assumed the dilutive securities outstanding at May 30, 2014 were outstanding for the period from January 1, 2014 through May 30, 2014.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are based on management’s current expectations, estimates and projections about our business operations.  Please read “Cautionary Statement Regarding Forward Looking Statements.”  Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of numerous factors, including the known material factors set forth in Item 1A. “Risk Factors” of this annual report.  You should read the following discussion and analysis together with our consolidated financial statements and the notes to those statements in Item 8 of this annual report.

Description of the Business

We are a hospitality company servicing the natural resources industry in Canada, Australia and the U.S. We provide a full suite of hospitality services for our guests, including lodging, food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of accommodation facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and group logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We operate in some of the world’s most active oil, coal and iron ore producing regions, and our customers include major and independent oil companies, mining companies and oilfield and mining service companies. We operate in three principal reportable business segments – Canada, Australia and U.S.

Noralta Acquisition

On April 2, 2018, we completed our previously announced acquisition of Noralta Lodge Ltd. (Noralta), which we refer to herein as the Noralta Acquisition. The consideration for the acquisition totaled (i) C$207.7 million (or approximately US$161.1 million) in cash, subject to customary post-closing adjustments for working capital, indebtedness and transaction expenses; (ii) 32.8 million of our common shares, and (iii) 9,679 shares of our Class A Series 1 Preferred Shares with an initial liquidation preference of US$96.79 million and initially convertible into 29.3 million of our common shares. We funded the cash consideration with cash on hand and borrowings under the Amended Credit Agreement. Please see Note 7 – Acquisitions to the notes to the consolidated financial statements included in Item 8 of this annual report for further information.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this report to “dollars” or “$” are to U.S. dollars.

Macroeconomic Environment

We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase; and (2) the operations or production phase. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of oil sands and coal mines and associated infrastructure, as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by continued development and expansion of natural resource production and operation of oil sands and mining facilities. In general, industry capital spending programs are based on the outlook for commodity prices, economic growth, global commodity supply/demand dynamics and estimates of resource production. As a result, demand for our hospitality services is largely sensitive to expected commodity prices, principally related to crude oil and met coal.

In Canada, WCS crude is the benchmark price for our oil sands customers. Pricing for WCS is driven by several factors, including the underlying price for WTI crude, the availability of transportation infrastructure and recent actions by the Alberta provincial government to limit production in the oil sands. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and limited capacity to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. The WCS Differential has varied depending on the extent of transportation capacity availability.

During the first quarter of 2016, global oil prices dropped to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. Although prices began to increase in 2016 and continued to increase through the third quarter of 2018, oil prices decreased again during the fourth quarter of 2018.

With falling WTI oil prices, WCS also fell. WCS prices in the fourth quarter of 2018 averaged $25.66 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $49.93 in the second quarter of 2018. The WCS Differential increased from $26.00 per barrel at the end of the fourth quarter of 2017 to $34.90 at the end of the third quarter 2018. The increase during the first three quarters of 2018 was due to lack of infrastructure, including pipeline and crude-to-rail capacity, to transport oil away from the Canadian oil sands. These bottlenecks caused a significant build up in Canadian oil inventories, which reached record highs in August 2018. On December 2, 2018, the Government of Alberta announced it would mandate temporary curtailments of the Province’s oil production. This curtailment resulted in a narrowing WCS Differential in December 2018, which ended the year at $15.75 per barrel, that has continued into the first quarter of 2019. As of February 22, 2019, the WTI price was $57.11 and the WCS price was $44.26, resulting in a WCS Differential of $12.85.

There remains a risk that prices for Canadian oil sands crude oil related products could deteriorate for an extended period of time, and the discount between WCS crude prices and WTI crude prices could continue to widen. The depressed price levels through the first quarter of 2016 negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. Although we have seen an increase in oil prices since late 2016 and throughout 2017 and 2018, we are not expecting significant improvement in customer activity in the near-term, partially due to the volatility in the WCS Differential discussed above. The current outlook for expansionary projects in Canada is primarily related to proposed pipeline and in-situ oil sands projects. However, continued uncertainty and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets. Additionally, if oil prices continue to decline, the resulting impact could negatively affect the value of our long-lived assets, including goodwill.

Our Sitka Lodge, within our Canadian business, supports the British Columbia LNG market and related pipeline projects. From a macroeconomic standpoint, global LNG imports set a record in 2018, reaching 308 million tonnes per annum, up from 284 million tonnes per annum in 2017, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. Accordingly, the current view is additional investment in LNG supply will be needed to meet the expected long-term LNG demand growth.

Currently, Western Canada does not have any operational LNG export facilities. However, on October 1, 2018, LNG Canada (LNGC), a large LNG export project proposed by a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Korea Gas Corporation (5 percent) and Mitsubishi Corporation (15 percent), announced that a positive final investment decision (FID) had been reached on the proposed Kitimat liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). With the project moving forward, British Columbia LNG activity and related pipeline projects could become a material driver of future activity for our Sitka Lodge, as well as for our mobile fleet assets, which are well suited for the related pipeline construction activity.

Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in West Texas, the Bakken, the mid Continent, and the Rockies.  With the recovery in oil prices through the third quarter of 2018, coupled with ample capital availability for U.S. E&P companies, oil shale drilling and completion activity in the U.S. has significantly increased over the past year.  The U.S. oil rig count has increased from its low of 316 rigs in May 2016 to 1,083 oil and gas rigs active at the end of 2018.  Further, this activity in the U.S. increased oil production from an average of 9.3 million barrels per day in 2017 to an average of 10.8 million barrels per day in 2018. While WTI oil prices fell in the fourth quarter of 2018, there has not been a reduction in the U.S. rig count. As of February 22, 2019, there were 853 active oil rigs in the U.S. (as measured by Bakerhughes.com).  U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region.  Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 4.5% during 2018 compared to 2017.  As of February 22, 2019, met coal spot prices were $210.05 per metric tonne. Current met coal pricing levels have not led our customers to approve many significant new projects.  We expect that customers will look for a period of sustained higher prices before the volume of new projects being approved increases.  Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. Our customers continue to actively implement cost, productivity and efficiency measures to further drive down their cost base.

Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
	WTI	WCS	Hard
Quarter	Crude	Crude	Coking Coal (Met Coal)
ended	(per bbl)	(per bbl)	(per tonne)
First Quarter through 2/22/2019	$52.81	$42.52	221.00
12/31/2018	59.32	25.66	187.00
9/30/2018	69.61	41.58	196.00
6/30/2018	67.97	49.93	196.00
3/31/2018	62.89	37.09	235.00
12/31/2017	55.28	38.65	192.00
9/30/2017	48.16	37.72	170.00
6/30/2017	48.11	38.20	193.50
3/31/2017	51.70	38.09	285.00
12/31/2016	49.16	34.34	200.00
9/30/2016	44.88	30.67	92.50
6/30/2016	45.53	32.84	84.00
3/31/2016	33.41	20.26	81.00
12/31/2015	42.02	27.82	89.00
_________

(1)	Source: WTI crude prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

Overview

As noted above, demand for our hospitality services is primarily tied to the outlook for crude oil and met coal prices. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in Canada, Australia, the U.S. and other markets.

Our business is predominantly located in northern Alberta, Canada and Queensland, Australia, and we derive most of our business from natural resource companies who are developing and producing oil sands and met coal resources and, to a lesser extent, other hydrocarbon and mineral resources. More than 80% of our revenue is generated by our lodges and villages. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years.

Generally, our customers are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives ranging from ten years to in excess of 30 years. Consequently, these investments are dependent on those customers’ long-term views of commodity demand and prices.

During the period of low crude oil prices that extended through the first quarter of 2016, many of our customers in Canada curtailed their operations and spending, and most major oil sands mining operators began reducing their costs and limiting capital spending, thereby limiting the demand for hospitality services of the kind we provide.

In the last several years, however, several catalysts have emerged that we believe could have favorable intermediate to long-term implications for our core end markets. Since the announcement by OPEC in late November 2016 to cut production quotas and the subsequent rise in spot oil prices and future oil price expectations, certain operators with steam-assisted gravity drainage operations in the Canadian oil sands increased capital spending in 2017. Despite construction at the Fort Hill Energy LP project ending in early 2018, Canadian oil sands capital spending in 2018 has been relatively flat, in the aggregate. OPEC announced additional production cuts in late 2018 in an effort to further support global oil prices. Also on December 2, 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production, which has helped increase WCS prices. Recent regulatory approvals of several major pipeline projects have the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. However, these projects have been delayed due to the lack of agreement between the Canadian federal government, which supports the pipeline projects, and the British Columbia provincial government. The Canadian federal government recently acquired Kinder Morgan’s Trans Mountain Pipeline, emphasizing their support for this particular project. Additionally, we believe that the Keystone XL pipeline in the U.S., if constructed, would be a positive catalyst for Canadian oil sands producers, as it would bolster confidence in future take-away capacity from the region to U.S. Gulf Coast refineries.

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

While we believe that these macroeconomic developments are positive for our customers and for the underlying demand for our hospitality services, we do not expect an immediate improvement in our business. Accordingly, we plan to continue focusing on enhancing the quality of our operations, maintaining financial discipline, proactively managing our business as market conditions continue to evolve and integrating the recently acquired Noralta assets into our business.

We began the expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support potential LNG projects on the west coast of British Columbia. We were awarded a contract with LNGC for the provision of open lodge rooms and associated services that ran through October 2017. To support this contract, we developed a new accommodations facility, Sitka Lodge, which includes private washrooms, recreational facilities and other amenities. This lodge currently has 646 rooms, with the potential to expand to serve future accommodations demand in the region.

As previously discussed, on October 1, 2018, LNGC's participants announced a positive FID on the Kitimat LNG Facility. With the project moving forward, British Columbia LNG activity and related pipeline projects could become a material driver of future activity for our Sitka Lodge, as well as for our mobile camp assets, which are well suited for the related pipeline construction activity. We previously announced contract awards totaling C$100 million in revenues to supply mobile accommodations for four locations along the CGL pipeline project in British Columbia, Canada. This pipeline would provide the natural gas for the Kitimat LNG Facility. We expect to deploy approximately C$10 million in capital, primarily in 2019, across all four locations. We expect to begin recognizing revenue from these contracts beginning in 2019. In addition, in the fourth quarter of 2018, we were awarded room commitments from LNGC, CGL and LNGC’s engineering, procurement and construction firm to provide rooms and services from Sitka Lodge. The award covers expected room needs over an initial 18 month time period with a minimum room commitment and options for extension of up to 36 months. We began recognizing revenue from this award beginning in November 2018. Expected revenues for the room commitments are estimated to be approximately C$70 million over the initial 18 months. The actual timing of when revenue is realized from the CGL pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility. We expect to spend approximately C$15 million in capital to expand the Sitka Lodge to 1,100 rooms.

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The following tables summarize the fluctuations in the exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar:

	Year Ended December 31,
	2018	2017	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.77	$0.77	—	0.1%
Average Australian dollar to U.S. dollar	$0.75	$0.77	(0.02)	(2.5)%

	As of December 31,
	2018	2017	Change	Percentage
Canadian dollar to U.S. dollar	$0.73	$0.80	(0.07)	(8.8)%
Australian dollar to U.S. dollar	$0.70	$0.78	(0.08)	(10.3)%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil and met coal and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2019 capital expenditures, exclusive of any business acquisitions, will total approximately $40.0 million to $45.0 million, compared to 2018 capital expenditures of $17.1 million. Please see “Liquidity and Capital Resources” below for further discussion of 2019 and 2018 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the years ended December 31, 2018 and 2017 is based on a comparison with the corresponding period of 2017 and 2016, respectively.

Results of Operations – Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Year Ended December 31,
	2018	2017	Change

	($ in thousands)
Revenues
Canada	$296,012	$245,595	$50,417
Australia	119,238	111,221	8,017
United States	51,442	25,460	25,982
Total revenues	466,692	382,276	84,416
Costs and expenses
Cost of sales and services
Canada	225,225	171,677	53,548
Australia	61,068	55,722	5,346
United States	44,089	29,859	14,230
Total cost of sales and services	330,382	257,258	73,124
Selling, general and administrative expenses	69,068	63,431	5,637
Depreciation and amortization expense	125,846	126,443	(597)
Impairment expense	28,661	31,604	(2,943)
Other operating expense	790	1,511	(721)
Total costs and expenses	554,747	480,247	74,500
Operating loss	(88,055)	(97,971)	9,916

Interest expense and income, net	(26,780)	(22,081)	(4,699)
Other income	1,623	1,308	315
Loss before income taxes	(113,212)	(118,744)	5,532
Income tax benefit	31,365	13,490	17,875
Net loss	(81,847)	(105,254)	23,407
Less: Net income attributable to noncontrolling interest	396	459	(63)
Net loss attributable to Civeo Corporation	(82,243)	(105,713)	23,470
Dividends attributable to preferred shares	49,589	—	49,589
Net loss attributable to Civeo common shareholders	$(131,832)	$(105,713)	$(26,119)

We reported net loss attributable to Civeo for the year ended December 31, 2018 of $131.8 million, or $0.84 per diluted share. As further discussed below, net loss included (i) a $28.7 million pre-tax loss ($20.9 million after-tax, or $0.13 per diluted share) resulting from the impairment of fixed assets included in Impairment expense, (ii) costs totaling $9.1 million ($8.0 million after-tax, or $0.05 per diluted share) incurred in connection with the Noralta Acquisition, and are included in Costs of sales and services ($1.0 million), Selling, general and administrative (SG&A) expense ($7.2 million) and Other income ($0.9 million) below, and (iii) $49.6 million of dividends attributable to the preferred shares issued in the Noralta Acquisition.

We reported net loss attributable to Civeo for the year ended December 31, 2017 of $105.7 million, or $0.82 per diluted share. As further discussed below, net loss included (i) a $31.6 million pre-tax loss ($23.1 million after-tax, or $0.18 per diluted share) resulting from the impairment of fixed assets included in Impairment expense below; and (ii) a $2.3 million pre-tax loss ($2.2 million after-tax, or $0.02 per diluted share) from costs incurred in connection with the Noralta Acquisition, included in SG&A expense below.

Revenues. Consolidated revenues increased $84.4 million, or 22%, in 2018 compared to 2017. This increase was largely driven by increases in Canada due to the Noralta Acquisition in the second quarter of 2018 and increased mobile facility rental revenue in 2018 compared to 2017. Additionally, higher activity levels in certain markets in Australia and the U.S. contributed to increased revenues, partially offset by a weaker Australian dollar relative to the U.S. dollar in 2018 compared to 2017. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales increased $73.1 million, or 28%, in 2018 compared to 2017, primarily due to increases in Canada due to the Noralta Acquisition in the second quarter of 2018 and increased mobile facility rental activity; in Australia due to higher occupancy levels in certain markets; and the U.S. due to higher activity levels. Additionally, a weaker Australian dollar relative to the U.S. dollar in 2018 compared to 2017 contributed to decreased cost of sales and services. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense increased $5.6 million, or 9%, in 2018 compared to 2017. This increase was primarily due to costs incurred in connection with the Noralta Acquisition and higher personnel costs primarily associated with increased compensation. These items were partially offset by lower incentive compensation costs.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.6 million, or 0%, in 2018 compared to 2017 primarily due to reduced depreciation expense resulting from impairments recorded in 2017 and certain assets becoming fully depreciated during 2017, partially offset by additional property, plant and equipment acquired through recent acquisitions as well as incremental intangible amortization expense related to our acquisitions.

Impairment Expense. We recorded pre-tax impairment expense of $28.7 million in 2018 associated with long-lived assets in our Canadian segment.

Impairment expense of $31.6 million in 2017 consisted of:

•	Pre-tax impairment losses of $27.2 million related to certain lodge assets in the southern oil sands in our Canadian segment; and

•	Pre-tax impairment losses of $4.4 million related to leasehold improvements and undeveloped land positions in our Canadian segment.
Please see Note 4 - Impairment Charges to the notes to the consolidated financial statements included in Item 8 of this annual report for further discussion.

Operating Loss. Consolidated operating loss decreased $9.9 million, or 10%, in 2018 compared to 2017 primarily due to increased activity levels in certain Australian and U.S. markets, partially offset by higher SG&A expense and lower margins in Canada in the 2018 period.

Interest Expense and Interest Income, net. Net interest expense increased by $4.7 million, or 21% in 2018 compared to 2017 primarily related to higher revolving credit facility borrowings to fund the Noralta Acquisition.

Income Tax Benefit.  Our income tax benefit for the year ended December 31, 2018 totaled $31.4 million, or 27.7% of pretax loss, compared to a benefit of $13.5 million, or 11.4% of pretax loss, for the year ended December 31, 2017.  Our effective tax rate for the year ended December 31, 2018 was higher than the Canadian statutory rate of 27%, primarily due to the release of a valuation allowance of $4.9 million against the net deferred tax assets in Canada due to Canada no longer being considered a loss jurisdiction. This was partially offset by pre-tax losses in Australia and the U.S. for which no tax benefit was recorded. As a result, a valuation allowance of $4.6 million was established against net deferred tax assets in the U.S. and Australia.

Our effective tax rate for the year ended December 31, 2017 was lower than the Canadian statutory rate of 27%, primarily due to losses in the U.S. and Australia for which no tax benefit was recorded. As a result, a valuation allowance of $13.2 million was established against net deferred tax assets in the U.S. and Australia. In addition, a valuation allowance of $5.9 million was established against the net deferred tax assets in Canada.

Dividends Attributable to Preferred Shares.  We recorded dividends attributable to preferred shares of $49.6 million in the year ended December 31, 2018 primarily resulting from a beneficial conversion factor associated with the preferred shares issued as part of the Noralta Acquisition. Please see Note 13 – Preferred Shares to the notes to the consolidated financial statements included in Item 8 of this annual report for further discussion.

Other Comprehensive Income (Loss). Other comprehensive loss increased $78.1 million in 2018 compared to 2017 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 9% in 2018 compared to a 7% increase in 2017. The Australian dollar exchange rate compared to the U.S. dollar decreased 10% in 2018 compared to an 8% increase in 2017.

Segment Results of Operations – Canadian Segment

	Year Ended December 31,
	2018	2017	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$266,899	$228,062	$38,837
Mobile facility rental revenue (2)	9,316	3,935	5,381
Food service and other services revenue (3)	15,601	11,891	3,710
Manufacturing revenue (4)	4,196	1,707	2,489
Total revenues	$296,012	$245,595	$50,417

Cost of sales and services ($ in thousands)
Accommodation cost	$180,355	$141,901	$38,454
Mobile facility rental cost	9,985	4,200	5,785
Food service and other services cost	14,756	9,229	5,527
Manufacturing cost	4,995	4,478	517
Indirect other cost	15,134	11,869	3,265
Total cost of sales and services	$225,225	$171,677	$53,548

Gross margin as a % of revenues	23.9%	30.1%	(6.2)%

Average daily rate for lodges (5)	$89	$92	$(3)

Total billed rooms for lodges (6)	3,007,229	2,469,899	537,330

Average Canadian dollar to U.S. dollar	$0.772	$0.771	$0.001

(1)	Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to mobile camps for the periods presented.

(3)	Includes revenues related to food service, laundry and water and wastewater treatment services for the periods presented.

(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.

(5)	Average daily rate is based on billed rooms and accommodation revenue.

(6)	Billed rooms represents total billed days for the periods presented.

Our Canadian segment reported revenues in 2018 that were $50.4 million, or 21%, higher than 2017. The segment experienced a 17% increase in accommodation revenues, primarily due to the Noralta Acquisition in the second quarter of 2018. Additionally, increased mobile facility rental revenue was driven by increased pipeline related projects.

Our Canadian segment cost of sales and services increased $53.5 million, or 31%, in 2018 compared to 2017. The increase was primarily due to the Noralta Acquisition in the second quarter of 2018, increased mobile facility rental activity and increased food services activity.

Our Canadian segment gross margin as a percentage of revenues decreased from 30% in 2017 to 24% in 2018 primarily due to lower lodge rates and reduced occupancy percentage in certain lodges, impacting operating efficiencies at these lower levels. In addition, food service margins decreased due to lower rates in certain contract renewals.

Segment Results of Operations – Australian Segment

	Year Ended December 31,
	2018	2017	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$117,896	$111,221	$6,675
Food service and other services revenue (2)	1,342	—	1,342
Total revenues	$119,238	$111,221	$8,017

Cost of sales ($ in thousands)
Accommodation cost	57,366	53,406	3,960
Food service and other services cost	1,150	—	1,150
Indirect other cost	2,552	2,316	236
Total cost of sales and services	$61,068	$55,722	$5,346

Gross margin as a % of revenues	48.8%	49.9%	(1.1)%

Average daily rate for villages (3)	$78	$80	$(2)

Total billed rooms for villages (4)	1,512,030	1,385,087	126,943

Australian dollar to U.S. dollar	$0.748	$0.767	$(0.019)

(1)	Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to food service and other services, including facilities management for the periods presented.

(3)	Average daily rate is based on billed rooms and accommodation revenue.

(4)	Billed rooms represents total billed days for the periods presented.

Our Australian segment reported revenues in 2018 that were $8.0 million, or 7%, higher than 2017. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 2% in 2018 compared to 2017 resulted in a $3.4 million year-over-year decrease in revenues. Excluding the impact of the weaker Australian exchange rates, the segment experienced a 10% increase in revenues in 2018 compared to 2017 due to increased activity at our villages in the Bowen Basin offset by reduced take-or-pay revenues on expired contracts compared to 2017. In addition, revenues in 2018 included new business revenue related to hospitality services provided for client-owned villages in the Bowen Basin.

Our Australian segment cost of sales increased $5.3 million, or 10%, in 2018 compared to 2017. The increase was driven by higher occupancy levels at our villages in the Bowen Basin and additional costs related to hospitality services provided for client-owned villages in the Bowen Basin.

Our Australian segment gross margin as a percentage of revenues decreased to 49% in 2018 from 50% in 2017. This was primarily driven by reduced take-or-pay revenues on expired contracts compared to 2017 and lower margin hospitality services provided to client-owned villages.

Segment Results of Operations – U.S. Segment

	Year Ended December 31,
	2018	2017	Change
Revenues ($ in thousands)	$51,442	$25,460	$25,982

Cost of sales ($ in thousands)	$44,089	$29,859	$14,230

Gross margin as a % of revenues	14.3%	(17.3)%	31.6%

Our U.S. segment reported revenues in 2018 that were $26.0 million, or 102%, higher than 2017.  The increase was primarily due to greater U.S. drilling and completion activity in the Bakken, Rockies, the mid Continent and Texas markets benefiting our lodge and wellsite businesses, the acquisition of the Acadian Acres Lodge in February 2018 and higher revenues from our offshore business.

Our U.S. cost of sales increased $14.2 million, or 48%, in 2018 compared to 2017.  The increase was driven by greater U.S. drilling and completion activity in the Bakken, Rockies, the mid Continent and Texas markets and greater activity in the offshore business and the acquisition of the Acadian Acres Lodge.

Our U.S. segment gross margin as a percentage of revenues increased from (17)% in 2017 to 14% in 2018, primarily due to increased U.S. drilling and completion activity in the Bakken, Rockies, the mid Continent and Texas markets, as well as greater activity in the offshore business and the acquisition of the Acadian Acres Lodge.

Results of Operations – Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016	Change
	($ in thousands)
Revenues
Canada	$245,595	$278,464	$(32,869)
Australia	111,221	106,815	4,406
United States	25,460	11,951	13,509
Total revenues	382,276	397,230	(14,954)
Costs and expenses
Cost of sales and services
Canada	171,677	190,878	(19,201)
Australia	55,722	51,688	4,034
United States	29,859	17,084	12,775
Total cost of sales and services	257,258	259,650	(2,392)
Selling, general and administrative expenses	63,431	55,297	8,134
Depreciation and amortization expense	126,443	131,302	(4,859)
Impairment expense	31,604	46,129	(14,525)
Other operating expense	1,511	612	899
Total costs and expenses	480,247	492,990	(12,743)
Operating loss	(97,971)	(95,760)	(2,211)

Interest expense and income, net	(22,081)	(22,817)	736
Other income	1,308	2,645	(1,337)
Loss before income taxes	(118,744)	(115,932)	(2,812)
Income tax benefit	13,490	20,105	(6,615)
Net loss	(105,254)	(95,827)	(9,427)
Less: Net income attributable to noncontrolling interest	459	561	(102)
Net loss attributable to Civeo	$(105,713)	$(96,388)	$(9,325)

We reported net loss attributable to Civeo for the year ended December 31, 2017 of $105.7 million, or $0.82 per diluted share. As further discussed below, net loss included (i) a $31.6 million pre-tax loss ($23.1 million after-tax, or $0.18 per diluted share) resulting from the impairment of fixed assets included in Impairment expense below; and (ii) a $2.3 million pre-tax loss ($2.2 million after-tax, or $0.02 per diluted share) from costs incurred in connection with the Noralta Acquisition, included in Selling, general and administrative (SG&A) expense below.

We reported net loss attributable to Civeo for the year ended December 31, 2016 of $96.4 million, or $0.90 per diluted share. As further discussed below, net loss included (i) a $46.1 million pre-tax loss ($35.9 million after-tax, or $0.34 per diluted share) resulting from the impairment of fixed assets, included in Impairment expense, and (ii) a $1.3 million pre-tax loss ($1.2 million after-tax, or $0.01 per diluted share) from costs incurred in connection with our redomiciliation to British Columbia, included in SG&A expense below.

Revenues. Consolidated revenues decreased $15.0 million, or 4%, in 2017 compared to 2016. This decline was largely driven by decreases in Canada due to lower rates and lower mobile camp and product activity, partially offset by increased occupancies at some of our lodges. This decrease was offset by increases in the U.S. due to increased activity levels and in Australia due to increased occupancy, as well as stronger Canadian and Australian dollars in 2017 compared to 2016. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $2.4 million, or 1%, in 2017 compared to 2016, primarily due to decreases in Canada due to lower mobile camp and product activity, as well as a focus on cost containment and operational efficiencies. This was partially offset by increases in the U.S. due to increased activity levels and in Australia due to increased occupancy, as well as stronger Canadian and Australian dollars in 2017 compared to 2016. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense increased $8.1 million, or 15%, in 2017 compared to 2016. This increase was primarily due to higher share based compensation expense associated with phantom share awards, higher incentive compensation costs and higher professional fees when compared to 2016. The increase in share based compensation was due to the increase in our share price during the period, which is used to remeasure the phantom share awards at each reporting date. The higher professional fees include $2.3 million related to the Noralta Acquisition. These items were partially offset by reduced compensation as a result of workforce reductions in 2016 and other administrative cost reductions.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.9 million, or 4%, in 2017 compared to 2016 primarily due to reduced depreciation expense resulting from impairments recorded in 2016, partially offset by increased depreciation expense associated with an enterprise information system placed in service in 2017.

Impairment Expense. Impairment expense of $31.6 million in 2017 consisted of:

•	Pre-tax impairment losses of $27.2 million related to certain lodge assets in the southern oil sands in our Canadian segment; and

•	Pre-tax impairment losses of $4.4 million related to leasehold improvements and undeveloped land positions in our Canadian segment.
Impairment expense of $46.1 million in 2016 consisted of:

•	Pre-tax impairment losses of $37.7 million related to mobile camp assets and certain undeveloped land positions in the British Columbia LNG market in our Canadian segment; and

•	Pre-tax impairment losses of $8.4 million related to the impairment of fixed assets in our U.S. segment.
Please see Note 4 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

Operating Loss. Consolidated operating loss increased $2.2 million, or 2%, in 2017 compared to 2016 primarily due to lower contracted rates in Canada and higher SG&A expenses, partially offset by lower impairment expense and lower depreciation and amortization expense in 2017 compared to 2016.

Interest Expense and Interest Income, net. Net interest expense decreased by $0.7 million, or 3%, in 2017 compared to 2016 primarily due to lower amounts outstanding under our revolving credit facilities in 2017 as compared to 2016, offset by increases from the 2017 write-off of $0.8 million of debt issuance costs associated with an amendment to our credit agreement (as compared to a $0.3 million write-off of debt issuance costs in the first quarter 2016) and higher interest rates on term loan and revolving credit facility borrowings.

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

Segment Results of Operations – Canadian Segment

	Year Ended December 31,
	2017	2016	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$228,062	$238,221	$(10,159)
Mobile facility rental revenue (2)	3,935	9,217	(5,282)
Food service and other services revenue (3)	11,891	14,280	(2,389)
Manufacturing revenue (4)	1,707	16,746	(15,039)
Total revenues	$245,595	$278,464	$(32,869)

Cost of sales and services ($ in thousands)
Accommodation cost	$141,901	$141,735	$166
Mobile facility rental cost	4,200	8,560	(4,360)
Food service and other services cost	9,229	11,215	(1,986)
Manufacturing cost	4,478	19,318	(14,840)
Indirect other cost	11,869	10,050	1,819
Total cost of sales and services	$171,677	$190,878	$(19,201)

Gross margin as a % of revenues	30.1%	31.5%	(1.4)%

Average daily rate for lodges (5)	$92	$104	$(12)

Total billed rooms for lodges (6)	2,469,899	2,284,159	185,740

Average Canadian dollar to U.S. dollar	$0.771	$0.755	$0.016

(1)	Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to mobile camps for the periods presented.

(3)	Includes revenues related to food service, laundry and water and wastewater treatment services for the periods presented.

(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.

(5)	Average daily rate is based on billed rooms and accommodation revenue.

(6)	Billed rooms represents total billed days for the periods presented.

Our Canadian segment revenues in 2017 were $32.9 million, or 12%, lower than 2016. The strengthening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 2% in 2017 compared to 2016 resulted in a $5.3 million year-over-year increase in revenues. In addition, excluding the impact of the stronger Canadian exchange rates, the segment experienced a 7% decline in lodge revenues, primarily due to lower rates, partially offset by increased occupancies at some of our lodges. Finally, mobile camp and product revenues declined due to overall lower activity levels.

Our Canadian segment cost of sales and services decreased $19.2 million, or 10%, in 2017 compared to 2016, primarily due to the decline in mobile camp and product activity, as well as a focus on cost containment and operational efficiencies.

Our Canadian segment gross margin as a percentage of revenues decreased from 31% in 2016 to 30% in 2017 primarily due to lower rates, partially offset by lower costs due to a focus on cost containment and operational efficiencies.

Segment Results of Operations – Australian Segment

	Year Ended December 31,
	2017	2016	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$111,221	$106,815	$4,406
Food service and other services revenue (2)	—	—	—
Total revenues	$111,221	$106,815	$4,406

Cost of sales ($ in thousands)
Accommodation cost	53,406	48,993	4,413
Food service and other services cost	—	—	—
Indirect other cost	2,316	2,695	(379)
Total cost of sales and services	$55,722	$51,688	$4,034

Gross margin as a % of revenues	49.9%	51.6%	(1.7)%

Average daily rate for villages (3)	$80	$76	$4

Billed rooms for villages (4)	1,385,087	1,395,770	(10,683)

Average Australian dollar to U.S. dollar	$0.767	$0.744	$0.023

(1)	Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to food service and other services, including facilities management for the periods presented.

(3)	Average daily rate is based on billed rooms and accommodation revenue.

(4)	Billed rooms represents total billed days for the periods presented.

Our Australian segment revenues in 2017 were $4.4 million, or 4%, higher than 2016. The strengthening of the average exchange rates for Australian dollars relative to the U.S. dollar by 3% in 2017 compared to 2016 resulted in a $3.2 million year-over-year increase in revenues. Excluding the impact of the stronger Australian exchange rates, the Australian segment experienced a 1% increase in revenues due to increased occupancy at our villages in Western Australia, offset by reduced occupancy at our villages in the Bowen Basin. Occupancy increased in Western Australia during 2017, with increased activity from anchor tenants at both our Western Australian village locations. Reduced occupancy in the Bowen Basin is primarily a result of the slowdown in mining activity.

Our Australian segment cost of sales increased $4.0 million, or 8%, in 2017 compared to 2016. The increase was driven by higher occupancy levels at our villages in Western Australia, as well as the strengthening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 50% in 2017 from 52% in 2016. This was primarily driven by reduced take-or-pay revenues on expired contracts compared to 2016.

Segment Results of Operations – U.S. Segment

	Year Ended December 31,
	2017	2016	Change
Revenues ($ in thousands)	$25,460	$11,951	$13,509

Cost of sales ($ in thousands)	$29,859	$17,084	$12,775

Gross margin as a % of revenues	(17.3)%	(43.0)%	25.7%

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

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our hospitality services, developing new lodges and villages, purchasing or leasing land, and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under the Amended Credit Agreement and proceeds from equity issuances. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions, refinance debt or retire preferred shares.

The following table summarizes our consolidated liquidity position as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Lender commitments (1)	$239,500	$275,000
Reductions in availability (2)	(14,469)	(165,845)
Borrowings against revolving credit capacity	(131,266)	—
Outstanding letters of credit	(3,445)	(1,773)
Unused availability	90,320	107,382
Cash and cash equivalents	12,372	32,647
Total available liquidity	$102,692	$140,029

(1)	We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.7 million and A$0.8 million under this facility outstanding as of December 31, 2018 and 2017, respectively.

(2)
As of December 31, 2018, $14.5 million of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement. As of December 31, 2017, $165.8 million of our borrowing capacity under the Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Credit Agreement.

Cash totaling $54.4 million was provided by operations during 2018 compared to $56.8 million provided by operations during 2017 and $62.2 million during 2016. The decrease in operating cash flow in 2018 compared to 2017 was primarily due to decreases in cash flow from working capital changes. The decrease in operating cash flow in 2017 compared to 2016 was primarily due to lower revenue resulting from reduced rates and occupancy levels in lodges and villages. Net cash used by changes in operating assets and liabilities was $1.6 million during 2018 compare to net cash provided by changes in operating assets and liabilities of $1.2 million during 2017 and net cash used in changes in operating assets and liabilities of $13.5 million during 2016. The decrease in 2018 compared to 2017 was primarily the result of reduced accounts payable, offset by reduced accounts receivable. The increase in 2017 compared to 2016 was primarily the result of increased accounts payable, offset by increased accounts receivable.

Cash was used in investing activities during 2018, 2017 and 2016 in the amounts of $181.9 million, $8.7 million and $12.7 million, respectively. The increase in cash used in investing activities in 2018 compared to 2017 was primarily due to $147.5 million to fund the Noralta Acquisition and $23.8 million to fund the acquisition of the Acadian Acres Lodge. Capital expenditures totaled $17.1 million, $11.2 million and $19.8 million, respectively. Capital expenditures in 2018 consisted primarily of routine maintenance capital expenditures. Capital expenditures in 2017 and 2016 consisted primarily of routine maintenance capital expenditures as well as investments in an enterprise information system.

We expect our capital expenditures for 2019, exclusive of any business acquisitions, to be in the range of $40.0 million to $45.0 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2019 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Amended Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

The table below delineates historical capital expenditures split between development spending on our lodges and villages, land banking spending, mobile camp spending and other capital expenditures. We classify capital expenditures for rooms and central facilities at our lodges and villages as development capital expenditures. Land banking spending consists of land acquisition and initial permitting or zoning costs. Other capital expenditures in the table below relate to routine capital spending for support equipment, upgrades to infrastructure at our lodge and village properties and spending related to our manufacturing facilities, among other items. We have also classified the expenditures between expansionary and maintenance spending.

Based on management’s judgment of capital spending classifications, we believe the following table represents the components of capital expenditures for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2018			2017			2016
	Expansion	Maint	Total	Expansion	Maint	Total	Expansion	Maint	Total
Development	$1.0	$—	$1.0	$0.5	$—	$0.5	$2.4	$0.7	$3.1
Lodge/village	1.0	6.7	7.7	—	3.6	3.6	0.5	3.6	4.1
Mobile camp	1.1	0.6	1.7	0.4	1.4	1.8	—	0.1	0.1
Other	3.3	3.4	6.7	4.1	1.2	5.3	11.9	0.6	12.5
Total	$6.4	$10.7	$17.1	$5.0	$6.2	$11.2	$14.8	$5.0	$19.8

Lodge and village spending in 2018, 2017 and 2016 was primarily related to routine maintenance projects at our major properties.

Other maintenance spending in 2018 was primarily related to miscellaneous equipment and supplies to support the day-to-day operations at our accommodation facilities. Other expansion spending in 2018 was primarily related to the construction of a food production facility in Canada and information technology infrastructure to support our business. Other spending in 2017 and 2016 was primarily related to investments in an enterprise information system.

Net cash of $109.5 million was provided by financing activities during 2018 primarily due to net borrowings under our revolving credit facilities of $141.0 million to primarily fund the Noralta Acquisition, partially offset by repayments of term loan borrowings of $26.6 million and debt issuance costs of $4.0 million. Net cash of $18.1 million was used in financing activities during 2017, primarily due to net proceeds from our February 2017 equity offering of $64.7 million, offset by net repayments under our revolving credit facilities of $39.9 million, repayments of term loan borrowings of $40.8 million and debt issuance costs of $1.8 million. Net cash of $58.3 million was used in financing activities during 2016, primarily due to repayments of term loan borrowings of $41.0 million, net repayments of revolver borrowings of $15.2 million and debt issuance costs of $2.1 million.

The following table summarizes the changes in debt outstanding during 2018 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2017	$297,623	$—	$—	$297,623
Borrowings under revolving credit facilities	322,754	35,558	—	358,312
Repayments of borrowings under revolving credit facilities	(200,964)	(16,375)	—	(217,339)
Repayments of term loans	(26,609)	—	—	(26,609)
Translation	(30,546)	(2,265)	—	(32,811)
Balance at December 31, 2018	$362,258	$16,918	$—	$379,176

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

•	extended the maturity date by 18 months, from May 28, 2019 to November 30, 2020;

•	adjusted the maximum leverage ratio financial covenant, as follows:

If a qualified offering of indebtedness with gross proceeds in excess of $150 million has been consummated, a Maximum Leverage Ratio of 4:00 to 1.00 and, if such qualified offering has not been consummated, a maximum leverage ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
December 31, 2018	3.75 : 1.00
March 31, 2019 & thereafter	3.50 : 1.00

; and

•	provided for other technical changes and amendments to the Credit Agreement.

On October 26, 2018, we further amended the Amended Credit Agreement, which, among other things:

•	increased amortization on the term loan facility from 10% per annum to 12.5% per annum beginning at December 31, 2018 through maturity;

•	adjusted the maximum leverage ratio financial covenant, as follows:

•	If a qualified offering of indebtedness with gross proceeds in excess of $150 million has been consummated, a Maximum Leverage Ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
December 31, 2018	4.50 : 1:00
March 31, 2019	4.75 : 1:00
June 30, 2019	4.50 : 1:00
September 30, 2019 & thereafter	4.00 : 1:00

•	and, if such qualified offering has not been consummated, a maximum leverage ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
December 31, 2018	4.50 : 1:00
March 31, 2019	4.75 : 1:00
June 30, 2019	4.50 : 1:00
September 30, 2019	4.00 : 1:00
December 31, 2019 & thereafter	3.50 : 1:00

; and

•	provided for other technical changes and amendments to the Credit Agreement.

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 4.00%, or a Canadian Prime rate plus 1.25% to 3.00%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a B/A Discount Rate based on the Canadian Dollar Offered Rate plus a margin of 2.25% to 4.00%, or a Canadian Prime rate plus a margin of 1.25% to 3.00%, in each case based on a ratio of our consolidated total leverage to EBITDA. Australian dollar amounts outstanding under the Amended Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 4.00%, based on a ratio of our consolidated total leverage to EBITDA.

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.50 to 1.0 (as of December 31, 2018). As noted above, the permitted maximum leverage ratio changes over time. Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. We were in compliance with our covenants as of December 31, 2018.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of December 31, 2018, we had nine lenders that are parties to the Amended Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $110.6 million.

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

The preferred shares we issued in the Noralta Acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), subject to increase to up to 3% in certain circumstances, paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on June 30, September 30 and December 31, 2018, thereby increasing the liquidation preference to $10,150 per share as of December 31, 2018. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash. For further information, see Note 13 – Preferred Shares to the notes to the consolidated financial statements included in Item 8 of this annual report for further information.

Effects of Inflation

Our revenues and results of operations have not been materially impacted by inflation in the past three fiscal years.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Total debt	$379,176	$33,729	$345,447	$—	$—
Interest payments(1)	37,857	20,593	17,264	—	—
Purchase obligations	12,262	12,262	—	—	—
Non-cancelable operating lease obligations	25,698	5,384	8,953	4,836	6,525
Asset retirement obligations – expected cash payments	101,052	4,443	5	845	95,759
Total contractual cash obligations	$556,045	$76,411	$371,669	$5,681	$102,284

(1)
Interest payments due under the Amended Credit Agreement, which matures on November 30, 2020; based on a weighted average interest rate of 5.4% for Canadian term loan and Australian revolver borrowings and 6.1% for Canadian revolver borrowings for the twelve month period ended December 31, 2018.

Our debt obligations at December 31, 2018 are reflected in our consolidated balance sheet, which is a part of our consolidated financial statements in Item 8 of this annual report. We have not entered into any material leases subsequent to December 31, 2018.

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

Business Combinations

The acquisition method of accounting requires that the purchase price for a business combination be assigned and allocated to the identifiable assets acquired and liabilities assumed based upon their fair value. Generally, the amount recorded in the financial statements for an acquisition’s assets and liabilities is equal to the purchase price (the fair value of the consideration paid); however, a purchase price that exceeds the fair value of the net assets acquired will result in the recognition of goodwill. Conversely, a purchase price that is below the fair value of the net assets acquired will result in the recognition of a bargain purchase in the income statement.

In addition to the potential for the recognition of goodwill or a bargain purchase, differing fair values will impact the allocation of the purchase price to the individual assets and liabilities and can impact the gross amount and classification of assets and liabilities recorded in our consolidated balance sheets, which can impact the timing and amount of depreciation and amortization expense recorded in any given period.

In determining the fair value of intangible assets, we utilize the cost approach, the market approach and the income approach. The income approach may incorporate the use of a discounted cash flow method. In applying the discounted cash flow method, the estimated future cash flows and residual values for each intangible asset are discounted to a present value using a discount rate based on an estimated weighted average cost of capital. There is a significant amount of judgment involved in cash-flow estimates, including assumptions regarding market convergence, discount rates, commodity prices, customer attrition, useful lives and growth factors. The assumptions used by another party could differ significantly from our assumptions.

While we use our best estimates and assumptions as part of the process to value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. During the measurement period, which occurs before finalization of the purchase price allocation, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period they are determined, with the corresponding offset to goodwill. We also may hire independent appraisers or valuation specialists to help us make this determination as we deem appropriate under the circumstances. For further discussion about our acquisitions, please see Note 7 - Acquisitions to the notes to consolidated financial statements in Item 8 of this report.

Impairment of Tangible and Intangible Assets, including Goodwill

Goodwill. Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. We do not amortize goodwill. We evaluate goodwill for impairment, at the reporting unit level, annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. Each segment of our business represents a separate reporting unit, and all three of our reporting units have or previously had goodwill. We recognize an impairment loss for any amount by which the carrying amount of a reporting unit’s goodwill exceeds the reporting unit’s implied fair value (IFV) of goodwill.

In connection with the Noralta Acquisition, we recorded $120.9 million of goodwill in our Canadian reporting unit. For further discussion, please see Note 7 - Acquisitions and Note 11 - Goodwill and Other Intangible Assets to the notes to consolidated financial statements in Item 8 of this report.

We conduct our annual impairment test as of November 30 of each year. Our assessment consists of a two-step impairment test. In the first step, we compare each reporting unit’s carrying amount, including goodwill, to the IFV of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill was considered impaired, and a second step is performed to determine the amount of impairment. Future impairment tests will be impacted by new accounting guidance which eliminates the second step of the goodwill impairment test.

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

When performing our annual assessment on November 30, 2018, due to a reduction in our share price in the fourth quarter of 2018, we chose to bypass the qualitative assessment and proceed directly to the first step of the impairment test for goodwill in our Canadian reporting unit.

In performing the two-step impairment test, we compare each reporting unit’s carrying amount, including goodwill, to the IFV of the reporting unit. Because none of our reporting units has a publically quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process (a Level 3 fair value measurement). In our analysis, we target an IFV that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. The IFV of the reporting unit is estimated using a combination of (i) an analysis of trading multiples of comparable companies (Market Approach) and (ii) discounted projected cash flows (Income Approach). We also use acquisition multiples analyses in certain circumstances. The relative weighting of each approach reflects current industry and market conditions.

Market Approach - This valuation approach utilizes publicly traded comparable companies’ enterprise values, as compared to their recent and forecasted earnings before interest, taxes and depreciation (EBITDA) information. We use EBITDA because it is a widely used key indicator of the cash generating capacity of companies in our industry.

Income Approach - This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next five years with a terminal value assumption. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. These assumptions can vary by each reporting unit depending on market conditions. In addition, a terminal value is estimated, using a Gordon Growth methodology with a long-term growth rate of 3%. We discount our projected cash flows using a long-term weighted average cost of capital based on our estimate of investment returns that would be required by a market participant.

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

In 2018, in performing step one of the goodwill impairment test on our Canadian reporting unit, the carrying amount of our reporting unit was less than our estimated IFV. Accordingly, we did not proceed to the second step and no impairment charge was recorded. As noted above, the IFV of our reporting units is affected by numerous factors. We estimate an increase to the estimated weighted average cost of capital used in this assessment of more than approximately 600 basis points would have been required for the IFV to break-even with the carrying amount of the Canadian reporting unit.

Definite-Lived Tangible and Intangible Assets. The recoverability of the carrying values of tangible and intangible assets is assessed at an asset group level which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Whenever, in management’s judgment, events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable based on estimated future cash flows, an asset impairment evaluation is performed. Indicators of impairment might include persistent and sustained negative economic trends affecting the markets we serve, recurring cash flow losses or significantly lowered expectations of future cash flows expected to be generated by our assets.

Identification of Asset Groups – The following summarizes the asset groups that we have identified in each of our reportable segments.

Our Canada segment consists of numerous lodges, as well as our mobile camp assets and our manufacturing facility. These properties are grouped in the following asset groups:

•	Core Region

◦	Fort McMurray Village – North Athabasca

◦	Beaver River Lodge – North Athabasca

◦	Athabasca Lodge – North Athabasca

◦	Firebag Lodge – North Athabasca

◦	Hudson and Borealis Lodges – North Athabasca

•	McClelland Lake Lodge – North Athabasca

•	Wapasu Lodge – North Athabasca

•	Henday Lodge – North Athabasca

•	Grey Wolf Lodge - North Athabasca

•	Mariana Lake Lodge – South Athabasca

•	Conklin Lodge – South Athabasca

•	Anzac Lodge – South Athabasca

•	Red Earth Lodge - South Athabasca

•	Wabasca Lodge - South Athabasca

•	Sitka Lodge – Kitimat, British Columbia

•	Geetla camp – British Columbia

•	Boundary camp – Saskatchewan

•	Antler River camp – Manitoba

•	Red Earth camp – Alberta

•	Christina Lake camp – Alberta

•	Mobile camp assets

•	Noble manufacturing facility

•	Various land holdings in British Columbia purchased in anticipation of potential LNG related projects

In general, the lodges are operated on a lodge by lodge basis. However, for one set of lodges (the Core Region, including Beaver River, Athabasca, Firebag, Hudson and Borealis Lodges and Fort McMurray Village), there are no identifiable cash flows largely independent of the cash flows of other assets and liabilities for such lodges, and therefore, such lodges are combined into a single asset group. Factors such as proximity to each other, commonality of customers, common monitoring by management and operating decisions being made to optimize these lodges as a group result in these lodges being treated as a single asset group for the purposes of our impairment assessments.

The component lodges of the Core Region were previously evaluated separately, with the exception of Beaver River and Athabasca, which were previously combined into a single asset group. In the fourth quarter of 2018, we made the decision to form this new grouping due to the Noralta Acquisition and how we manage the group of lodges following the acquisition.

Our Australia segment consists of ten villages in several regions within the country. These properties are grouped in the following asset groups:

•	Karratha – Pilbara Region, Western Australia

•	Kambalda – Kambalda, Western Australia

•	Calliope – Gladstone, Queensland

•	Gunnedah Basin

◦	Narrabri – Gunnedah Basin, New South Wales

◦	Boggabri – Gunnedah Basin, New South Wales

•	Bowen Basin

◦	Moranbah – Bowen Basin, Queensland

◦	Dysart – Bowen Basin, Queensland

◦	Nebo – Bowen Basin, Queensland

◦	Coppabella – Bowen Basin, Queensland

◦	Middlemount – Bowen Basin, Queensland

With respect to the villages in the Bowen Basin (Moranbah, Dysart, Nebo, Coppabella and Middlemount) and Gunnedah Basin (Narrabri and Boggabri), there are no identifiable cash flows largely independent of the cash flows of other assets and liabilities for each of the villages in such basins, and therefore, such villages are combined into asset groups. Factors such as commonality of customers, location, resource basins served and common monitoring by management result in the villages in the Bowen Basin to be treated as a single asset group and the villages in the Gunnedah Basin to be treated as a single asset group for the purposes of our impairment assessments. The remaining three villages are operated on a village by village basis.

Our U.S. segment consists of lodges in three geographical areas, mobile camp assets in various geographical areas, and a waste-water treatment plant (WWTP). These properties are grouped in the following asset groups:

•	West Permian Lodge – Texas

•	Killdeer Lodge – North Dakota

•	Acadian Acres Lodge – Louisiana

•	Offshore – this asset group includes mobile camp assets which are utilized in the Gulf of Mexico.

•	Wellsites – this asset group includes mobile camp assets, primarily in the Rocky mountain corridor, the Bakken shale region, the mid Continent and the Permian Basin region.

•	Killdeer WWTP – this asset group represents a WWTP in Killdeer, North Dakota, which was constructed in early 2014.

Recoverability Assessment – In performing an impairment analysis, the first step is to compare each asset group’s carrying value to estimates of undiscounted future direct cash flows associated with the asset group over the remaining useful life of the asset group's primary asset. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. The estimates are consistent with those used for purposes of our goodwill impairment test, as further discussed in Goodwill, above.

Fair Value Determination – If, based on the assessment, the carrying values of any of our asset groups are determined to not be recoverable as a result of the undiscounted future cash flows not exceeding the net book value of the asset group, we proceed to the second step. In this step, we compare the fair value of the respective asset group to its carrying value. Our estimate of the fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future, and are therefore uncertain.

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

Please see Note 4 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this report for further discussion of impairments of definite-lived tangible and intangible assets recorded in the years ended December 31, 2018, 2017 and 2016.

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

Revenue and Cost Recognition

We generally recognize accommodation, mobile facility rental, food service and other services revenues over time as our customers simultaneously receive and consume benefits as we serve our customers because of continuous transfer of control to the customer. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We transfer control and recognize a sale based on a periodic (usually daily) room rate each night a customer stays in our rooms or when the services are rendered. In some contracts, rates may vary over the contract term. In these cases, revenue may be deferred and recognized on a straight-line basis over the contract term. A limited portion of our revenue is recognized at a point in time when control transfers to the customer related to small modular construction and manufacturing contracts, minor food service arrangements and optional purchases our customers make for incidental services offered at our accommodation and mobile facilities.

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

Share-Based Compensation

Our historic share-based compensation is based on participating in Civeo’s 2014 Equity Participation Plan (the Plan). Our disclosures reflect only our employees’ participation in the Plans. We are required to estimate the fair value of share compensation made pursuant to awards under the Plans. An initial estimate of the fair value of each option award, restricted share award or deferred share award determines the amount of share compensation expense we will recognize in the future. For stock option awards, which were all granted prior to our May 30, 2014 spin-off from Oil States, to estimate the value of the awards under the Plan, Oil States selected a fair value calculation model. Oil States chose the Black-Scholes option pricing model to value stock options awarded under the Plan. Oil States chose this model because option awards were made under straightforward vesting terms, option prices and option lives. Utilizing the Black-Scholes option pricing model required Oil States to estimate the length of time options will remain outstanding, a risk free interest rate for the estimated period options are assumed to be outstanding, forfeiture rates, future dividends and the volatility of our common stock. All of these assumptions affect the amount and timing of future share-based compensation expense recognition. We have not made any option awards subsequent to May 30, 2014, but, in the event that we make future awards, we expect to utilize a similar valuation methodology. We will continually monitor our actual experience and change assumptions for future awards as we consider appropriate.

We also grant performance share awards under the Plan. Awards granted in 2018, 2017 and 2016 will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of 17, 15 and 12 other companies, respectively. The fair value of the 2018, 2017 and 2016 awards was estimated using a Monte Carlo simulation pricing model. We chose this model because the performance awards contain complex vesting terms. Utilizing the Monte Carlo simulation pricing model required us to estimate the risk-free interest rate and the expected market price volatility of our common shares as well as a peer group of companies over a time period equal to the expected term of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. For additional details, see Note 19 – Share Based Compensation to the notes to the consolidated financial statements included in Item 8 of this annual report for further information.

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

We record a valuation allowance in each reporting period when our management believes that it is more likely than not that any recorded deferred tax asset will not be realized. Our management will continue to evaluate the appropriateness of the valuation allowance in the future, based upon our operating results. Please see Note 16 – Income Taxes to the notes to consolidated financial statements in Item 8 of this report for further discussion.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform) was signed into law, making significant changes to the U.S. Internal Revenue Code.  Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Although many aspects of this legislation have been clarified since the law was enacted, some aspects of the new legislation remain unclear and may not be clarified for some time.

As of December 31, 2017, we had no unrepatriated U.S. foreign earnings subject to the transition tax.  We calculated an estimate of the impacts of the U.S. Tax Reform to our U.S. deferred taxes as of December 31, 2017, the result of which was a decrease of the U.S. net deferred tax asset of $9.0 million, which was fully offset by a decrease in the U.S. valuation allowance of $9.0 million.  This resulted in zero impact to our income tax benefit for the year ended December 31, 2017. While the ultimate impact may differ from these estimates due to changes in interpretations and assumptions we have made and additional regulatory guidance that may be issued, as of December 31, 2018, we expect no changes to our estimate.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2018, we had $379.2 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $3.8 million annually, based on our floating-rate debt obligations and interest rates in effect as of December 31, 2018.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.2 billion and A$0.4 billion, respectively, at December 31, 2018. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of December 31, 2018 would result in translation adjustments of approximately $24 million and $37 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data appear on pages 83 through 122 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 22 – Quarterly Financial Information (Unaudited) to our Consolidated Financial Statements, which is incorporated herein by reference.

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

ITEM 9A. Controls and Procedures

(i)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this report on page 85 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the three months ended December 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2019 Annual General Meeting of Shareholders.

The Board of Directors of the Company (the Board) has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee, Finance and Investment Committee and Nominating and Corporate Governance Committee) may also be viewed at the Company's website. The Financial Code of Ethics for Senior Officers applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers. We intend to disclose any amendments to or waivers from our Financial Code of Ethics for Senior Officers by posting such information on our website at www.civeo.com within four business days following the date of the amendment or waiver. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this report.

ITEM 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2019 Annual General Meeting of Shareholders under the headings “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report”.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2019 Annual General Meeting of Shareholders under the heading “Security Ownership of Management and Certain Beneficial Owners”.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2019 Annual General Meeting of Shareholders under the headings “Certain Relationships and Related-Party Transactions” and “Director Independence”.

ITEM 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2019 Annual General Meeting of Shareholders under the heading “Audit Fee Disclosure”.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements: Reference is made to the index set forth on page 83 of this Annual Report on Form 10-K.

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

2.2
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

2.3
Amending Agreement, dated March 15, 2018, among Civeo Corporation, the Torgerson Family Trust, 989677 Alberta Ltd., 1818939 Alberta Ltd., 2040618 Alberta Ltd., 2040624 Alberta Ltd., 2073357 Alberta Ltd., 2073358 Alberta Ltd., Lance Torgerson and Noralta Lodge Ltd. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on March 16, 2018).

3.1	Notice of Articles of Civeo Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

3.2	Amended and Restated Articles of Civeo Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

4.1	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

4.2
Registration Rights, Lock-Up and Standstill Agreement, dated April 2, 2018, by and among Civeo Corporation, Torgerson Family Trust and 989677 Alberta Ltd. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

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

10.5†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.6†
Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Annex B of Civeo Corporation’s definitive proxy statement on Schedule 14A (File No. 001-36246) filed on April 11, 2016).

10.7†	Performance Share Award Program under the 2014 Equity Participation Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on April 28, 2016).

10.8†
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

10.29†
Amendment No. 2 to Civeo Corporation 2014 Equity Participation Plan (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 (File No. 001-36246) filed on July 27, 2018).

10.30
Amended and Restated Syndicated Facility Agreement, dated April 2, 2018, among Civeo Corporation and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders named therein, Royal Bank of Canada, as Administrative Agent, and the other agents party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

10.31
First Amendment to Amended and Restated Syndicated Facility Agreement, dated as of October 26, 2018, among Civeo Corporation and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders named therein, Royal Bank of Canada, as Administrative Agent, and the other agents party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on October 31, 2018).

10.32†*	Form of Director Deferred Share Agreement (United States).

10.33†*	Form of Director Deferred Share Agreement (Canada).

21.1*	List of Significant Subsidiaries of Civeo Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contracts and compensatory plans and arrangements.
**	Furnished herewith.

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

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2019.

CIVEO CORPORATION

By	/s/ FRANK C. STEININGER
Frank C. Steininger
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Signature	Title

/s/ RICHARD A. NAVARRE	Chairman of the Board
Richard A. Navarre

/s/ BRADLEY J. DODSON	Director, President & Chief Executive Officer
Bradley J. Dodson	(Principal Executive Officer)

/s/ FRANK C. STEININGER	Executive Vice President, Chief Financial Officer
Frank C. Steininger	and Treasurer
(Principal Financial Officer and Accounting Officer)

/s/ C. RONALD BLANKENSHIP	Director
C. Ronald Blankenship

/s/ RONALD J. GILBERTSON	Director
Ronald J. Gilbertson

/s/ MARTIN A. LAMBERT	Director
Martin A. Lambert

/s/ CONSTANCE B. MOORE	Director
Constance B. Moore

/s/ CHARLES SZALKOWSKI	Director
Charles Szalkowski

/s/ TIMOTHY O. WALL	Director
Timothy O. Wall

CIVEO CORPORATION

CIVEO CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Civeo Corporation (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S, generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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
February 27, 2019

CIVEO CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on Internal Control over Financial Reporting
We have audited Civeo Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Civeo Corporation (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas
February 27, 2019

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
Revenues:
Service and other	$448,908	$371,462	$378,585
Product	17,784	10,814	18,645
	466,692	382,276	397,230
Costs and expenses:
Service and other costs	315,537	244,978	238,037
Product costs	14,845	12,280	21,613
Selling, general and administrative expenses	69,068	63,431	55,297
Depreciation and amortization expense	125,846	126,443	131,302
Impairment expense	28,661	31,604	46,129
Other operating expense	790	1,511	612
	554,747	480,247	492,990
Operating loss	(88,055)	(97,971)	(95,760)

Interest expense	(26,258)	(21,439)	(22,667)
Loss on extinguishment of debt	(748)	(842)	(302)
Interest income	226	200	152
Other income	1,623	1,308	2,645
Loss before income taxes	(113,212)	(118,744)	(115,932)
Income tax benefit	31,365	13,490	20,105
Net loss	(81,847)	(105,254)	(95,827)
Less: Net income attributable to noncontrolling interest	396	459	561
Net loss attributable to Civeo Corporation	(82,243)	(105,713)	(96,388)
Less: Dividends attributable to Class A preferred shares	49,589	—	—
Net loss attributable to Civeo common shareholders	$(131,832)	$(105,713)	$(96,388)

Per Share Data (see Note 8)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.84)	$(0.82)	$(0.90)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.84)	$(0.82)	$(0.90)

Weighted average number of common shares outstanding:
Basic	157,231	128,365	107,024
Diluted	157,231	128,365	107,024

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2018	2017	2016

Net loss	$(81,847)	$(105,254)	$(95,827)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes zero	(43,036)	35,038	3,389
Total other comprehensive income (loss), net of tax	(43,036)	35,038	3,389

Comprehensive loss	(124,883)	(70,216)	(92,438)
Less: Comprehensive income attributable to noncontrolling interest	396	780	571
Comprehensive loss attributable to Civeo Corporation	$(125,279)	$(70,996)	$(93,009)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	December 31, 2018	December 31, 2017
ASSETS

Current assets:
Cash and cash equivalents	$12,372	$32,647
Accounts receivable, net	70,223	66,823
Inventories	4,313	7,246
Prepaid expenses	7,036	14,481
Other current assets	3,556	1,553
Assets held for sale	10,297	9,462
Total current assets	107,797	132,212

Property, plant and equipment, net	658,905	693,833
Goodwill	114,207	—
Other intangible assets, net	119,409	22,753
Other noncurrent assets	1,359	5,114
Total assets	$1,001,677	$853,912

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,334	$27,812
Accrued liabilities	15,956	22,208
Income taxes	310	1,728
Current portion of long-term debt	33,329	16,596
Deferred revenue	3,035	5,442
Other current liabilities	5,719	1,843
Total current liabilities	86,683	75,629

Long-term debt, less current maturities	342,908	277,990
Deferred income taxes	18,442	—
Other noncurrent liabilities	18,220	23,926
Total liabilities	466,253	377,545

Commitments and contingencies (Note 17)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,679 shares and zero shares issued and outstanding, respectively; aggregate liquidation preference of $98,243,690 as of December 31, 2018)	56,280	—
Common shares (no par value; 550,000,000 shares authorized, 166,392,479 shares and 132,427,885 shares issued, respectively, and 165,932,334 shares and 132,262,434 shares outstanding, respectively)	—	—
Additional paid-in capital	1,562,133	1,383,934
Accumulated deficit	(710,551)	(579,113)
Common shares held in treasury at cost, 460,145 and 165,451 shares, respectively	(1,189)	(358)
Accumulated other comprehensive loss	(371,249)	(328,213)
Total Civeo Corporation shareholders’ equity	535,424	476,250
Noncontrolling interest	—	117
Total shareholders’ equity	535,424	476,367
Total liabilities and shareholders’ equity	$1,001,677	$853,912

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
		Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2015	$—	$—	$1,305,930	$(376,376)	$—	$(366,309)	$525	$563,770
Net income (loss)	—	—	—	(96,388)	—	—	561	(95,827)
Currency translation adjustment	—	—	—	—	—	3,379	10	3,389
Dividends paid	—	—	—	—	—	—	(573)	(573)
Share-based compensation	—	—	5,296	—	(65)	—	—	5,231
Balance, December 31, 2016	$—	$—	$1,311,226	$(472,764)	$(65)	$(362,930)	$523	$475,990
Net income (loss)	—	—	—	(105,713)	—	—	459	(105,254)
Currency translation adjustment	—	—	—	—	—	34,717	321	35,038
Dividends paid	—	—	—	—	—	—	(1,186)	(1,186)
Cumulative effect of implementation of ASU 2016-09	—	—	636	(636)	—	—	—	—
Issuance of common shares	—	—	64,734	—	—	—	—	64,734
Share-based compensation	—	—	7,338	—	(293)	—	—	7,045
Balance, December 31, 2017	$—	$—	$1,383,934	$(579,113)	$(358)	$(328,213)	$117	$476,367
Net income (loss)	—	—	—	(82,243)	—	—	396	(81,847)
Currency translation adjustment	—	—	—	—	—	(43,036)	—	(43,036)
Dividends paid	—	—	—	—	—	—	(513)	(513)
Cumulative effect of implementation of ASU 2014-09	—	—	—	394	—	—	—	394
Issuance of shares for acquisitions	6,972	—	166,882	—	—	—	—	173,854
Dividends attributable to Class A preferred shares (Note 13)	49,308	—	281	(49,589)	—	—	—	—
Share-based compensation	—	—	11,036	—	(831)	—	—	10,205
Balance, December 31, 2018	$56,280	$—	$1,562,133	$(710,551)	$(1,189)	$(371,249)	$—	$535,424

	Preferred Shares (in thousands)	Common Shares (in thousands)
Balance, December 31, 2015	—	107,471
Share-based compensation	—	632
Balance, December 31, 2016	—	108,103
Issuance of common shares	—	23,000
Share-based compensation	—	1,159
Balance, December 31, 2017	—	132,262
Issuance of shares for acquisitions	9,042	31,974
Share-based compensation	—	1,696
Balance, December 31, 2018	9,042	165,932

 The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(81,847)	$(105,254)	$(95,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	125,846	126,443	131,302
Impairment charges	28,661	31,604	46,129
Inventory write-down	—	525	850
Loss on extinguishment of debt	748	842	302
Deferred income tax benefit	(31,403)	(8,976)	(13,208)
Non-cash compensation charge	11,036	7,338	5,296
(Gain) loss on disposals of assets	(1,606)	(825)	29
Provision (benefit) for loss on receivables, net of recoveries	(276)	51	(54)
Other, net	4,879	3,871	868
Changes in operating assets and liabilities:
Accounts receivable	13,326	(6,896)	6,680
Inventories	3,376	(4,463)	1,773
Accounts payable and accrued liabilities	(17,716)	12,674	(4,398)
Taxes payable	5,310	3,210	(10,239)
Other current assets and liabilities, net	(5,943)	(3,318)	(7,334)
Net cash flows provided by operating activities	54,391	56,826	62,169

Cash flows from investing activities:
Capital expenditures	(17,108)	(11,194)	(19,779)
Payments related to acquisitions, net of cash acquired	(171,337)	—	—
Proceeds from disposition of property, plant and equipment	5,844	1,908	5,775
Other, net	654	548	1,315
Net cash flows used in investing activities	(181,947)	(8,738)	(12,689)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	64,734	—
Revolving credit borrowings	358,312	44,525	310,539
Revolving credit repayments	(217,339)	(84,462)	(325,738)
Term loan repayments	(26,609)	(40,781)	(41,023)
Debt issuance costs	(4,009)	(1,795)	(2,062)
Other, net	(832)	(293)	(65)
Net cash flows provided by (used in) financing activities	109,523	(18,072)	(58,349)

Effect of exchange rate changes on cash	(2,242)	846	2,817
Net change in cash and cash equivalents	(20,275)	30,862	(6,052)
Cash and cash equivalents, beginning of period	32,647	1,785	7,837

Cash and cash equivalents, end of period	$12,372	$32,647	$1,785

Non-cash investing activities:
Value of common shares issued as consideration for acquisitions	119,797	—	—
Value of preferred shares issued as consideration for acquisition	54,821	—	—

Non-cash financing activities:
Preferred dividends paid-in-kind	1,459	—	—

The accompanying notes are an integral part of these financial statements.

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We are a hospitality company servicing the natural resources industry in Canada, Australia and the U.S. We provide a full suite of hospitality services for our guests, including lodging, food service, housekeeping and maintenance at accommodation facilities that we or our customers own. We also, in many cases, provide services that support the day-to-day operations of accommodation facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and group logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We operate in some of the world’s most active oil, coal and iron ore producing regions, and our customers include major and independent oil companies, mining companies and oilfield and mining service companies. We operate in three principal reportable business segments – Canada, Australia and U.S.

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

Interest Capitalization

Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. For each of the years ended December 31, 2018, 2017 and 2016, capitalized interest totaled zero.

Business Combinations

We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination by assessing whether or not we have acquired inputs and processes that have the ability to create outputs. If determined to be a business combination, we account for a business acquisition under the acquisition method of accounting. The accounting rules governing business combinations require the acquiring entity in a business combination to recognize the fair value of all assets acquired and liabilities assumed and establish the acquisition date as the fair value measurement point. Accordingly, we recognize assets acquired and liabilities assumed in a business combination based on the fair value estimates as of the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration paid over the fair value of the identified net assets, including intangible assets, acquired.

The fair value measurement of the identified net assets requires the significant use of estimates and is based on information that was available to management at the time these consolidated financial statements were prepared. We utilized recognized valuation techniques, including the cost approach, the market approach and the income approach to value the net assets acquired. The impact of changes to the estimated fair values of assets acquired and liabilities assumed is recorded in the reporting period in which the adjustment is identified. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition.

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

Please see Note 4 – Impairment Charges for a discussion of impairment charges we recognized in 2018, 2017 and 2016 related to our long-lived assets.

Goodwill and Other Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable.

We do not amortize goodwill. We evaluate goodwill for impairment, at the reporting unit level, annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. Each segment of our business represents a separate reporting unit. We recognize an impairment loss for any amount by which the carrying amount of a reporting unit’s goodwill exceeds the reporting unit’s implied fair value (IFV) of goodwill.

In connection with our acquisition of Noralta Lodge Ltd. (Noralta), referred to herein as the Noralta Acquisition, we recorded $120.9 million of goodwill in our Canadian reporting unit. For further discussion, please see Note 7 - Acquisitions and Note 11 - Goodwill and Other Intangible Assets.

We conduct our annual impairment test as of November 30 of each year. Our assessment consists of a two-step impairment test. In the first step, we compare each reporting unit’s carrying amount, including goodwill, to the IFV of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is potentially impaired, and a second step is performed to determine the amount of impairment, if any. Future impairment tests will be impacted by new accounting guidance which eliminates the second step of the goodwill impairment test, as discussed in Recent Accounting Pronouncements below.

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

When performing our annual assessment on November 30, 2018, due to a reduction in our share price in the fourth quarter of 2018, we chose to bypass the qualitative assessment and proceed directly to the first step of the impairment test for goodwill in our Canadian reporting unit.

In performing the two-step impairment test, we compare each reporting unit’s carrying amount, including goodwill, to the IFV of the reporting unit. Because none of our reporting units has a publicly quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process (a Level 3 fair value measurement). In our analysis, we target an IFV that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. The IFV of the reporting unit is estimated using a combination of (i) an analysis of trading multiples of comparable companies (Market Approach) and (ii) discounted projected cash flows (Income Approach). The relative weighting of each approach reflects current industry and market conditions.

Market Approach - This valuation approach utilizes publicly traded comparable companies’ enterprise values, as compared to their recent and forecasted earnings before interest, taxes and depreciation (EBITDA) information. We use EBITDA because it is a widely used key indicator of the cash generating capacity of companies in our industry.

Income Approach - This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next five years with a terminal value assumption. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. These assumptions can vary by each reporting unit depending on market conditions. In addition, a terminal value is estimated, using a Gordon Growth methodology with a long-term growth rate of 3%. We discount our projected cash flows using a long-term weighted average cost of capital based on our estimate of investment returns that would be required by a market participant.

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

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from consolidated balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within shareholders’ equity representing substantially all of the balances within accumulated other comprehensive income. Remeasurements of intercompany loans denominated in a different currency than the functional currency of the entity that are of a long-term investment nature are recognized as other comprehensive income within shareholders’ equity. Gains and losses resulting from consolidated balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany loans that are of a long-term investment nature, are included in the consolidated statements of operations as incurred. For the years ended December 31, 2018, 2017, and 2016, we recognized approximately $0.8 million, $1.5 million and $0.6 million in foreign currency losses, respectively.

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

Revenue and Cost Recognition

We generally recognize accommodation, mobile facility rental and food service and other services revenues over time due to the continuous transfer of control to the customers as they simultaneously receive and consume benefits of our hospitality services. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We transfer control and recognize a sale based on a periodic (usually daily) room rate each night a customer stays in our rooms or when the services are rendered. In some contracts, rates may vary over the contract term. In these cases, revenue may be deferred and recognized on a straight-line basis over the contract term. A limited portion of our revenue is recognized at a point in time when control transfers to the customer, such as in connection with small modular construction and manufacturing contracts, minor food service arrangements and optional purchases our customers make for incidental services offered at our accommodation and mobile facilities.

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

As a result of control transferring over time, the majority of our revenue is recognized based on the extent of progress towards completion of the performance obligation. At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer our customers a good or service (or bundle of goods or services) that is distinct. Our customers typically contract for hospitality services under take-or-pay contracts with terms that most often range from several months to three years. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for services provided. We typically contract our facilities to our customers on a fee per day basis where the goods and services promised include lodging and meals. To identify the performance obligations, we consider all of the goods and services promised in the context of the contract and the pattern of transfer to our customers.

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

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Please see Note 16 – Income Taxes for further information.

Receivables and Concentration of Credit Risk

Based on the nature of our customer base, we do not believe that we have any significant concentrations of credit risk other than our concentration in the Canadian oil sands and Australian mining industries. We evaluate the credit-worthiness of our significant, new and existing customers’ financial condition and, generally, we do not require collateral from our customers. For the year ended December 31, 2018, each of Imperial Oil, Fort Hills Energy LP and Suncor Energy Inc. accounted for more than 10% of our revenues. For the years ended December 31, 2017 and 2016, each of Imperial Oil and Fort Hills Energy LP accounted for more than 10% of our revenues.

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

We relieve ARO liabilities when the related obligations are settled. We have AROs that we are required to perform under law or contract once an asset is permanently taken out of service. Most of these obligations are not expected to be paid until several years in the future and will be funded from general company resources at the time of removal. Please see Note 15 – Asset Retirement Obligations for further discussion.

Share-Based Compensation

We sponsor an equity participation plan in which certain of our employees participate. We measure the cost of employee services received in exchange for an award of equity instruments (typically restricted share awards and deferred share awards) based on the grant-date fair value of the award. The fair value is calculated based on our share price on the grant-date. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

We also grant phantom shares. All of the awards vest in equal annual installments and are accounted for as a liability based on the fair value of our share price. Participants granted units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a common share on the vesting date.

We also grant performance share awards. These awards are earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of other companies. The fair value is estimated using option-pricing models. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

Guarantees

Substantially all of our Canadian and U.S. subsidiaries are guarantors under our Amended Credit Agreement. See Note 12 - Debt.

During the ordinary course of business, we also provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. As of December 31, 2018, the maximum potential amount of future payments that we could be required to make under these guarantee agreements (letters of credit) was approximately $4.0 million. We have not recorded any liability in connection with these guarantee arrangements. We do not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include revenue and income recognized on the cost-based input method, estimates of the amount and timing of costs to be incurred for asset retirement obligations, any valuation allowance recorded on net deferred tax assets, warranty claims, long-lived asset and goodwill impairments and allowance for doubtful accounts. Actual results could materially differ from those estimates.

Accounting for Contingencies

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified and we have made an assessment of our exposure and recorded a provision in our accounts to cover an expected loss. Other claims or liabilities have been estimated based on their fair value or our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, interest, insurance claims, warranty claims, contract claims and obligations.

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

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred assets and activities is not a business. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. Effective with our quarterly report on Form 10-Q for the quarter ended March 31, 2018, we have adopted this standard effective January 1, 2018.

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective prospectively for public business entities for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We will adopt this new standard no later than January 1, 2020. The impact of the new standard will be dependent on the specific facts and circumstances of future individual goodwill impairments, if any.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which replaces the existing guidance for lease accounting. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2018 and interim periods within the reporting periods. We will adopt ASU 2016-02 and all related amendments as of January 1, 2019 and will elect the optional transition method, which allows us upon adoption to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit for the application of the standard to our existing leases. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. We have elected the short-term lease recognition exemption for all leases that qualify. Accordingly, we will not recognize right-of-use assets or lease liabilities for leases with terms shorter than 12 months. Our evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the available practical expedients in order to determine the best implementation strategy. We have determined that certain of our accommodation contracts with customers contain both a lease and non-lease or service component and in those instances have concluded the service component is the predominant component. As a result, we will elect the practical expedient under ASU 2018-11, which allows us to combine the lease and non-lease components of revenues for presentation purposes in accordance with Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606). We also have identified certain arrangements with customers whereby we are a lessor for the rental of mobile camp assets primarily in our U.S segment. We expect the adoption of this new standard will result in an immaterial increase on our consolidated balance sheet for right-of-use assets and corresponding lease liabilities. For arrangements where we are the lessor, we do not expect the adoption of the new lease standard to have any material impact on our financial statements as all of our leases are operating leases, which will result in straight-line recognition of rental revenue.

In May 2014, the FASB issued ASU 2014-09 establishing ASC 606.  ASC 606 establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services and requires significantly enhanced revenue disclosures.  The standard is effective for annual and interim reporting periods beginning after December 15, 2017.  Effective with our quarterly report on Form 10-Q for the quarter ended March 31, 2018, we have adopted this standard effective January 1, 2018 using the modified retrospective method as applied to customer contracts that were not completed as of January 1, 2018. As a result, financial information for reporting periods beginning after January 1, 2018 is presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606. Upon adoption of this standard, we recognized a cumulative effect adjustment of $0.4 million to accumulated deficit in the accompanying consolidated balance sheet as of December 31, 2018. We expect the impact of the adoption of the new standard to be immaterial to our consolidated financial statements on an ongoing basis.

3.	REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and U.S., and major categories for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Canada
Accommodation revenues	$266,899	$228,062	$238,221
Mobile facility rental revenues	9,316	3,935	9,217
Food service and other services revenues	15,601	11,891	14,280
Manufacturing revenues	4,196	1,707	16,746
Total Canada revenues	296,012	245,595	278,464

Australia
Accommodation revenues	$117,896	$111,221	$106,815
Food service and other services revenues	1,342	—	—
Total Australia revenues	119,238	111,221	106,815

United States
Accommodation revenues	$18,288	$9,832	$3,806
Mobile facility rental revenues	20,389	8,764	6,243
Manufacturing revenues	12,595	6,693	1,816
Food service and other services revenues	170	171	86
Total United States revenues	51,442	25,460	11,951

Total revenues	$466,692	$382,276	$397,230

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days. We do not have significant financing components or significant payment terms.

As of December 31, 2018, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue (in thousands):

	For the years ending December 31,
	2019	2020	2021	Thereafter	Total
Revenue expected to be recognized as of December 31, 2018	$97,611	$50,693	$6,679	$—	$154,983

4.	IMPAIRMENT CHARGES

2018 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2018, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended March 31, 2018
Long-lived assets	$28,661	$—	$—	$28,661
Total	$28,661	$—	$—	$28,661

Quarter ended March 31, 2018. During the first quarter of 2018, we identified an indicator that certain long-lived assets used in the Canadian oil sands may be impaired due to market developments, including expected customer commitments, occurring in the first quarter of 2018. For purposes of our impairment assessment, we separated two lodges that were previously treated as a single asset group due to the lodges no longer being used together to generate joint cash flows. We assessed the carrying value of the asset group to determine if it continued to be recoverable based on estimated future cash flows.  Based on the assessment, the carrying value was determined to not be fully recoverable, and we proceeded to compare the estimated fair value of the asset group to its respective carrying value.  Accordingly, the value of a Canadian lodge was written down to its estimated fair value of zero. As a result of the analysis described above, we recorded an impairment expense of $28.7 million.

2017 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2017, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended September 30, 2017
Long-lived assets	$4,360	$—	$—	$4,360
Quarter ended December 31, 2017
Long-lived assets	27,244	—	—	27,244
Total	$31,604	$—	$—	$31,604

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

Quarter ended September 30, 2017. During the third quarter of 2017, we made the decision to vacate a mobile camp facility in Canada and relocated the assets to a newly awarded contract for a Canadian mobile camp. We assessed the carrying value of the remaining assets to determine if they continued to be recoverable based on their estimated future cash flows. Based on the assessment, the carrying values of certain leasehold improvements were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of those assets to their respective carrying values. Accordingly, the value of the remaining leasehold improvements were written down to their estimated fair value of zero. As a result of the analysis described above, we recorded an impairment expense of $3.2 million associated with our leased properties in Canada.

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

2016 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2016, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended March 31, 2016
Long-lived assets	$—	$—	$8,400	$8,400
Quarter ended September 30, 2016
Long-lived assets	37,729	—	—	37,729
Total	$37,729	$—	$8,400	$46,129

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

5.FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of December 31, 2018 and 2017, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During 2018, 2017 and 2016, we wrote down certain long-lived assets to fair value. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. During the third quarter of 2017 and 2016, our estimates of fair value of certain undeveloped land positions in British Columbia were based on appraisals from third parties. Please see Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

During the first half of 2018, we acquired certain assets and businesses and recorded them at fair value. Determining the fair value of assets acquired and liabilities assumed requires the exercise of significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The cash flows employed in the valuation are based on our best estimates of future sales, earnings and cash flows after considering factors such as general market conditions, expected future customer orders, contracts with suppliers, labor costs, changes in working capital, long term business plans and recent operating performance. Please see Note 7 – Acquisitions for further information.

6.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at December 31, 2018 and 2017 is presented below (in thousands):

	December 31, 2018	December 31, 2017
Accounts receivable, net:
Trade	$48,875	$46,692
Unbilled revenue	21,169	20,555
Other	555	914
Total accounts receivable	70,599	68,161
Allowance for doubtful accounts	(376)	(1,338)
Total accounts receivable, net	$70,223	$66,823

	December 31, 2018	December 31, 2017
Inventories:
Finished goods and purchased products	$2,461	$2,211
Work in process	945	4,096
Raw materials	907	939
Total inventories	$4,313	$7,246

During the fourth quarter of 2017 and the third quarter of 2016, we recorded a $0.5 million and $0.9 million, respectively, write-down of inventory at our modular construction and manufacturing plant in Canada, which is included in Service and other costs in our accompanying consolidated statements of operations.

	Estimated Useful Life (in years)	December 31, 2018	December 31, 2017
Property, plant and equipment, net:
Land		$46,805	$40,567
Accommodations assets	3-15	1,650,758	1,658,867
Buildings and leasehold improvements	7-20	25,168	24,181
Machinery and equipment	4-15	10,693	8,848
Office furniture and equipment	3-7	54,459	53,688
Vehicles	3-5	14,589	13,869
Construction in progress		7,119	2,770
Total property, plant and equipment		1,809,591	1,802,790
Accumulated depreciation		(1,150,686)	(1,108,957)
Total property, plant and equipment, net		$658,905	$693,833

	December 31, 2018	December 31, 2017
Accrued liabilities:
Accrued compensation	$13,545	$20,424
Accrued taxes, other than income taxes	2,177	1,224
Accrued interest	5	15
Other	229	545
Total accrued liabilities	$15,956	$22,208

7.	ACQUISITIONS

Noralta

Description of Transaction.  On April 2, 2018, we acquired the equity of Noralta, located in Alberta, Canada.  The total consideration, which is subject to adjustment in accordance with the terms of the definitive agreement, included (i) C$207.7 million (or approximately US$161.2 million) in cash, of which C$43.5 million was initially held in escrow by Alliance Trust Company (the Escrow Agent) to cover purchase price adjustments related to any closing date working capital shortfall and to support the sellers’ indemnification obligations under the definitive agreement and certain obligations of the sellers to compensate us for certain increased employee compensation costs that are expected to be incurred as a result of the union certification of certain classes of Noralta employees, (ii) 32.8 million of our common shares, of which (a) 13.5 million shares are held in escrow by the Escrow Agent and will be released based on certain conditions related to Noralta customer contracts remaining in place and (b) 2.4 million shares were held in escrow by the Escrow Agent and were released based on the employee compensation cost increases described above, and (iii) 9,679 Class A Series 1 Preferred Shares (the Preferred Shares) with an initial liquidation preference of $96.8 million, of which 692 shares were held in escrow by the Escrow Agent and were released based on the employee compensation cost increases described above.  As a result of the Noralta Acquisition, we expanded our existing accommodations business in the Canadian oil sands market. We funded the cash consideration with cash on hand and borrowings under the Amended Credit Agreement (as defined in Note 12 - Debt).

During the third quarter of 2018, $3.6 million in cash was released to us from escrow to cover purchase price adjustments related to a working capital shortfall at closing.  During the fourth quarter of 2018, $10.4 million in cash, 2.2 million common shares and 637 Preferred Shares were released to us, and $1.2 million in cash, 0.2 million common shares and 55 Preferred Shares were released to the sellers, from escrow to cover purchase price adjustments related to the employee compensation cost increases described above.

The Noralta Acquisition was accounted for in accordance with the acquisition method of accounting for business combinations, and accordingly, the results of operations of Noralta were reported in our financial statements as part of our Canadian reportable business segment beginning on April 2, 2018, the date of acquisition. During the year ended December 31, 2018, we recorded approximately $85.8 million of revenue and $31.5 million of gross margin in the accompanying consolidated statements of operations related to the Noralta Acquisition.

Calculation of Purchase Consideration. The total purchase consideration received by the Noralta shareholders was based on the cash consideration and fair value of our common shares and Preferred Shares issued on April 2, 2018. The purchase consideration below reflects the fair value of common shares issued, which is based on the closing price on March 29, 2018 (the last business day prior to April 2, 2018) of our common shares of $3.77 per share and the estimated fair value of Preferred Shares issued, which are valued at 61% of the initial liquidation preference of the Preferred Shares of $96.8 million.

As discussed above, a portion of the consideration paid, $11.6 million cash, 2.4 million common shares and 692 Preferred Shares, was initially held in escrow to support certain obligations of the sellers to compensate us for certain increased employee compensation costs that are expected to be incurred as a result of the union certification of certain classes of Noralta employees.  As of April 2, 2018, we expected the escrowed amounts to be released to us within 12 months, and therefore, a receivable of $11.6 million related to the cash expected to be released was established.  Additionally, no fair value has been allocated to such common shares or Preferred Shares portion of the consideration. As the $10.4 million of cash released to us during the fourth quarter of 2018 was less than the cash expected to be released as of April 2, 2018, we recognized a loss equal to the difference, adjusted for exchange rate changes, totaling $0.8 million. The loss is included in Other income in the accompanying consolidated statement of operations.

The purchase consideration and estimated fair value of Noralta’s net assets acquired as of April 2, 2018 is presented as follows:

(In thousands, except per share data)
Common shares issued	32,791
Common share price as of March 29, 2018	$3.77
Common share consideration		$123,622
Cash consideration (1)		157,539
Preferred Share consideration		59,042
Total purchase consideration		$340,203
Less: Common shares held in escrow		(8,825)
Less: Cash held in escrow		(11,607)
Less: Preferred Shares held in escrow		(4,221)
Total purchase consideration		$315,550

(1)Net of $3.6 million in cash released to us to cover purchase price adjustments related to a working capital shortfall at closing.

At the time the Preferred Shares were issued, we determined that a beneficial conversion feature existed because the fair value of the securities into which the Preferred Shares were convertible was greater than the effective conversion price on the issuance date. Accordingly, we recorded a beneficial conversion feature of $47.8 million. The beneficial conversion feature was recorded as an increase to additional paid-in capital with the offset recorded as a discount on the Preferred Shares. For further discussion of the Preferred Shares, including dividends on the Preferred Shares, please see Note 13 – Preferred Shares.

Purchase Price Allocation. The application of purchase accounting under ASC 805 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at April 2, 2018, with amounts exceeding the fair values being recorded as goodwill. The allocation process requires an analysis of acquired fixed assets, contracts, and contingencies to identify and record the fair value of all assets acquired and liabilities assumed. The purchase price allocation is preliminary, as we are finalizing our valuation of tangible and intangible assets acquired. We expect to complete our purchase price allocation in the first quarter of 2019. However, the differences between the final and preliminary purchase price allocations, if any, are not expected to have a material effect on our financial position or results of operations. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at April 2, 2018 (in thousands):

Cash and cash equivalents	$24
Accounts receivable (1)	21,456
Inventories	839
Other current assets	4,266
Property, plant and equipment	129,424
Goodwill	120,893
Intangible assets	114,383
Total assets acquired	391,285

Accounts payable and accrued liabilities	15,023
Income taxes payable	1,038
Other current liabilities	2,027
Deferred income taxes	52,514
Other noncurrent liabilities	5,133
Total liabilities assumed	75,735
Net assets acquired	$315,550

(1)	The aggregate fair value of the acquired accounts receivable approximated the aggregate gross contractual amount.

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

The contracts acquired consist of accommodations contracts with two major investment grade oil sands producers which are subject to amortization over an estimated useful life of 20 years at the time of acquisition. The trade name was assigned to Noralta’s name recognition with an estimated useful life of 9 months at the time of acquisition. The favorable/unfavorable intangible contracts are related to leases that will be amortized over the remaining lease terms, which range from 3.8 years to 9.3 years at the time of acquisition. The unfavorable contracts are included in Other noncurrent liabilities in the accompanying consolidated balance sheet.

Supplemental Pro Forma Financial Information (Unaudited). The following unaudited pro forma supplemental financial information presents the consolidated results of operations of the Company and Noralta as if the Noralta Acquisition had occurred on January 1, 2017. We have adjusted historical financial information to give effect to pro forma items that are directly attributable to the Noralta Acquisition and are expected to have a continuing impact on the consolidated results. These items include adjustments to record the incremental amortization and depreciation expense related to the increase in fair values of the acquired assets, interest expense related to borrowings under the Amended Credit Agreement to fund the Noralta Acquisition and to reclassify certain items to conform to our financial reporting presentation. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Noralta. The unaudited pro forma results do not purport to be indicative of the results of operations had the transaction occurred on the date indicated or of future results for the combined entities (in thousands, except per share data):

	Years Ended December 31, (Unaudited)
	Pro forma	Pro forma
	2018	2017
Revenues	$501,275	$506,040
Net loss attributable to Civeo Corporation common shareholders	(129,900)	(91,420)

Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.83)	$(0.57)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.83)	$(0.57)

Included in the pro forma results above are certain adjustments due to the following: (i) increases in depreciation and amortization expense due to acquired intangibles and the increased recorded value of property, plant and equipment, (ii) increases in interest expense due to additional credit facility borrowings to fund the Noralta Acquisition, and (iii) decreases due to the exclusion of transaction costs.

Transaction Costs. During the year ended December 31, 2018, we recognized $9.1 million of costs in connection with the Noralta Acquisition that are included in Service and other costs ($1.0 million), Selling, general and administrative expenses ($7.2 million) and Other income ($0.9 million). During the year ended December 31, 2017, we recognized $2.3 million of costs in connection with the Noralta Acquisition that are included in Selling, general and administrative expenses.

Acadian Acres

On February 28, 2018, we acquired the assets of Lakeland, L.L.C. (Lakeland), located near Lake Charles, Louisiana, for total consideration of $28.0 million, composed of $23.5 million in cash and $4.5 million of our common shares. The asset purchase agreement also includes potential future earn-out payments through December 2020 of up to 1.2 million Civeo common shares, based upon satisfaction of certain future revenue targets. The acquisition included a 400 room lodge, 40 acres of land and related assets. We funded the cash consideration with cash on hand. Lakeland’s operations are reported as a new lodge location, Acadian Acres, in our U.S. reportable business segment.

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

The calculation of earnings per share attributable to the Company is presented below for the periods indicated (in thousands, except per share amounts):

	2018	2017	2016
Basic Loss per Share
Net loss attributable to Civeo common shareholders	$(131,832)	$(105,713)	$(96,388)
Less: undistributed net income to participating securities	—	—	—
Net loss attributable to Civeo common shareholders - basic	$(131,832)	$(105,713)	$(96,388)

Weighted average common shares outstanding - basic	157,231	128,365	107,024

Basic loss per share	$(0.84)	$(0.82)	$(0.90)

Diluted Loss per Share
Net loss attributable to Civeo common shareholders - basic	$(131,832)	$(105,713)	$(96,388)
Less: undistributed net income to participating securities	—	—	—
Net loss attributable to Civeo common shareholders - diluted	$(131,832)	$(105,713)	$(96,388)

Weighted average common shares outstanding - basic	157,231	128,365	107,024
Effect of dilutive securities (1)	—	—	—
Weighted average common shares outstanding - diluted	157,231	128,365	107,024

Diluted loss per share	$(0.84)	$(0.82)	$(0.90)

(1)
When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the years ended December 31, 2018, 2017 and 2016.  In the years ended December 31, 2018, 2017 and 2016, we excluded from the calculation 3.7 million, 2.1 million and 1.3 million share based awards, respectively, since the effect would have been anti-dilutive. In the year ended December 31, 2018, we excluded from the calculation the impact of converting the Preferred Shares into 29.8 million common shares, since the effect would have been anti-dilutive.

9.	ASSETS HELD FOR SALE

During the fourth quarter of 2017, we made the decision to dispose of our modular construction and manufacturing plant near Edmonton, Alberta, Canada due to changing geographic and market needs.  Accordingly, the facility met the criteria of held for sale.  Its estimated fair value less the cost to sell exceeded its carrying value.  Additionally, we have discontinued depreciation of the facility.  Depreciation expense related to the facility totaled approximately zero, $0.5 million and $0.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.  The facility is part of our Canadian reportable business segment.

Certain undeveloped land positions in the British Columbia LNG market in our Canadian segment previously met the criteria of held for sale. These assets were recorded at the estimated fair value less costs to sell of approximately $4.0 million.

In addition, as a result of the Noralta Acquisition, Noralta’s corporate offices located on two adjacent property titles in Nisku, Alberta, Canada were closed and are being held for sale. During the fourth quarter of 2018, we received $1.8 million in proceeds for one of the two properties. The remaining property is recorded at the estimated fair value less costs to sell of approximately $1.7 million and was the same value used in the purchase price allocation.

The following table summarizes the carrying amount as of December 31, 2018 and 2017 of the major classes of assets from the modular construction and manufacturing plant, undeveloped land positions and Noralta’s corporate offices we classified as held for sale (in thousands):

	December 31, 2018	December 31, 2017
Assets held for sale:
Property, plant and equipment, net	$10,297	$9,418
Inventories	—	44
Total assets held for sale	$10,297	$9,462

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years ended December 31, 2018, 2017 and 2016 for interest and income taxes was as follows (in thousands):

	2018	2017	2016
Interest (net of amounts capitalized)	$23,098	$17,362	$18,927
Net income taxes paid (refunds received)	(5,271)	(7,755)	3,404

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill from December 31, 2017 to December 31, 2018 are as follows (in thousands):

	Canadian	Australian	U.S.	Total
Balance as of December 31, 2017	$—	$—	$—	$—
Noralta Acquisition (1)	120,893	—	—	120,893
Foreign currency translation	(6,686)	—	—	(6,686)
Balance as of December 31, 2018	$114,207	$—	$—	$114,207

(1)	Please see Note 7 – Acquisitions for further information.

The following table presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of December 31, 2018 and 2017 (in thousands):

	AS OF DECEMBER 31,
	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Customer relationships	$41,809	$(34,754)	$45,209	$(33,997)
Trade name	1,393	(1,388)	—	—
Contracts / agreements	147,090	(36,930)	38,362	(26,853)
Favorable lease contract	2,358	(198)	—	—
Noncompete agreements	675	(675)	675	(675)
Total amortizable intangible assets	$193,325	$(73,945)	$84,246	$(61,525)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Licenses	29	—	32	—
Total indefinite-lived intangible assets	29	—	32	—
Total intangible assets	$193,354	$(73,945)	$84,278	$(61,525)

The weighted average remaining amortization period for all intangible assets, other than indefinite-lived intangibles, was 16.6 years as of December 31, 2018 and 3.1 years as of December 31, 2017. Amortization expense was $17.6 million, $7.3 million and $7.2 million in the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the estimated remaining amortization of our amortizable intangible assets was as follows (in thousands):

Year Ending December 31,
2019	$15,127
2020	12,262
2021	5,664
2022	5,664
2023	5,469
Thereafter	75,194
Total	$119,380

12.	DEBT

As of December 31, 2018 and 2017, long-term debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Canadian term loan, which matures on November 30, 2020; 2.50% of aggregate principal repayable per quarter; weighted average interest rate of 5.4% for the twelve-month period ended December 31, 2018	247,910	297,623

U.S. revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 7.0% for the twelve-month period ended December 31, 2018	—	—

Canadian revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 6.1% for the twelve-month period ended December 31, 2018	114,348	—

Australian revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 5.4% for the twelve-month period ended December 31, 2018	16,918	—
	379,176	297,623
Less: Unamortized debt issuance costs	2,939	3,037
Total debt	376,237	294,586
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	33,329	16,596
Long-term debt, less current maturities	$342,908	$277,990

Scheduled maturities of long-term debt as of December 31, 2018 are as follows (in thousands):

2019	33,729
2020	345,447
$379,176

Amended Credit Agreement

As of December 31, 2017, our Credit Agreement, as then amended to date, provided for: (i) a $275.0 million revolving credit facility scheduled to mature on May 28, 2019, allocated as follows: (A) a $40.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $90.0 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; (C) a $60.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (D) a $85.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $325.0 million term loan facility scheduled to mature on May 28, 2019 in favor of Civeo.

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

•	extended the maturity date by 18 months, from May 28, 2019 to November 30, 2020;

•	adjusted the maximum leverage ratio financial covenant, as follows:

If a qualified offering of indebtedness with gross proceeds in excess of $150 million has been consummated, a Maximum Leverage Ratio of 4:00 to 1.00 and, if such qualified offering has not been consummated, a maximum leverage ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
December 31, 2018	3.75 : 1.00
March 31, 2019 & thereafter	3.50 : 1.00
; and

•	provided for other technical changes and amendments to the Credit Agreement.

As a result of the Amended Credit Agreement, we recognized a loss during the second quarter of 2018 of approximately $0.7 million related to unamortized debt issuance costs, which is included in Loss on extinguishment of debt on the consolidated statements of operations.

On October 26, 2018, we further amended the Amended Credit Agreement, which, among other things:

•	increased amortization on the term loan facility from 10% per annum to 12.5% per annum beginning at December 31, 2018 through maturity;

•	adjusted the maximum leverage ratio financial covenant, as follows:

•	If a qualified offering of indebtedness with gross proceeds in excess of $150 million has been consummated, a Maximum Leverage Ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
December 31, 2018	4.50 : 1:00
March 31, 2019	4.75 : 1:00
June 30, 2019	4.50 : 1:00
September 30, 2019 & thereafter	4.00 : 1:00

•	and, if such qualified offering has not been consummated, a maximum leverage ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
December 31, 2018	4.50 : 1:00
March 31, 2019	4.75 : 1:00
June 30, 2019	4.50 : 1:00
September 30, 2019	4.00 : 1:00
December 31, 2019 & thereafter	3.50 : 1:00
; and

•	provided for other technical changes and amendments to the Credit Agreement.

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 4.00%, or a base rate plus 1.25% to 3.00%, in each case based on a ratio of our total leverage to EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a B/A Discount Rate based on the Canadian Dollar Offered Rate plus a margin of 2.25% to 4.00%, or a Canadian Prime rate plus a margin of 1.25% to 3.00%, in each case based on a ratio of our consolidated total leverage to EBITDA. Australian dollar amounts outstanding under the Amended Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 4.00%, based on a ratio of our consolidated total leverage to EBITDA.

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.50 to 1.0 (as of December 31, 2018).  As noted above, the permitted maximum leverage ratio changes over time.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of December 31, 2018.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of December 31, 2018, we had nine lenders that were parties to the Amended Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $110.6 million. As of December 31, 2018, we had outstanding letters of credit of $0.4 million under the U.S facility, $0.6 million under the Australian facility and $2.4 million under the Canadian facility.

In addition to the Amended Credit Agreement, we have an A$2.0 million bank guarantee facility, which matures March 31, 2019. There were bank guarantees of A$0.7 million under this facility outstanding as of December 31, 2018.

13.	PREFERRED SHARES

As further discussed in Note 7 – Acquisitions, on April 2, 2018, we issued 9,679 Preferred Shares as part of the Noralta Acquisition. The Preferred Shares have an initial liquidation preference of $10,000 per share. Holders of the Preferred Shares are entitled to receive a 2% annual dividend on the liquidation preference, subject to increase to up to 3% in certain circumstances, paid quarterly in cash or, at our option, by increasing the Preferred Shares’ liquidation preference or any combination thereof.

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

The Preferred Shares do not have voting rights, except as statutorily required.

During the year ended December 31, 2018, we recognized preferred dividends on the Preferred Shares as follows (in thousands):

2018
Deemed dividend on beneficial conversion feature at April 2, 2018	$47,849
In-kind dividends	1,459
Deemed dividend on beneficial conversion feature related to in-kind dividend	281
Total preferred dividends	$49,589

As noted in Note 7 - Acquisitions, at the time the Preferred Shares were issued, we determined that a beneficial conversion feature existed as the fair value of the securities into which the Preferred Shares were convertible was greater than the effective conversion price on the issuance date. Accordingly, we recorded a beneficial conversion feature of $47.8 million. The beneficial conversion feature was recorded as an increase to additional paid-in capital with the offset recorded as a discount on the Preferred Shares.  The increase to additional paid-in capital of the beneficial conversion feature is included in the $166.9 million increase due to issuance of shares for acquisitions on the consolidated statements of changes in shareholders’ equity.  Similarly, the discount to Preferred Shares of the beneficial conversion feature is netted in the $7.0 million increase due to issuance of shares for acquisitions on the consolidated statements of changes in shareholders’ equity.

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

The Board of Directors elected to pay the dividend due on June 30, September 30, and December 31, 2018, which totaled $49.44, $50.25 and $50.50 per Preferred Share, respectively, through an increase in the liquidation preference rather than in cash. The paid-in-kind dividend of $1.5 million is included in Preferred dividends on the consolidated statement of operations for the year ended December 31, 2018.

In addition, with respect to the paid-in-kind dividends due on June 30, and September 30, 2018, the fair value of the securities into which the Preferred Shares were convertible was greater than the effective conversion price on the deemed payment date for the quarters ended June 30, and September 30, 2018. Accordingly, we recorded the discount as a beneficial conversion feature for both periods, which totaled $0.3 million for the year ended December 31, 2018. The beneficial conversion feature was recorded as an increase to additional paid-in capital with the offset recorded as a discount on the Preferred Shares.

As the Preferred Shares do not have a stated redemption date, the discount is required to be recognized as a dividend over the minimum period from the date of issuance through the date of earliest conversion. Because the 15-day volume weighted average price of our common shares was greater than $3.30 on both the June 30 and September 30, 2018 due dates, the earliest conversion date was determined to be June 30 and September 30, 2018, respectively. Accordingly, we recorded a deemed dividend on June 30, and September 30, 2018, which totaled the discount of $0.3 million for the year ended December 31, 2018.

14.	RETIREMENT PLANS

We sponsor defined contribution plans. Participation in these plans is available to substantially all employees. We recognized expense of $4.9 million, $4.8 million and $6.4 million, respectively, related to matching contributions under our various defined contribution plans during the years ended December 31, 2018, 2017 and 2016, respectively. A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will generally have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized as an employee benefit expense in profit or loss in the periods during which services are rendered by employees.

Canadian Retirement Savings Plan

We offer a defined contribution retirement plan to our Canadian employees. In Canada, we contribute, on a matched basis, an amount up to 5% of each Canadian based, salaried employee’s earnings (base salary plus annual incentive compensation) to the legislated maximum for a Deferred Profit Sharing Plan (DPSP – Maximum for 2018 - $13,250). DPSP is

a form of defined contribution retirement savings plan governed by Canadian Federal Tax legislation which provides for deferral of tax on deposit and investment return until removed from the plan to support retirement income. Employer contributions vest upon the completion of two years of service. Employee contributions are required in order to be eligible for the DPSP employer matching. Maximum employer matching (5% noted above) is attained with (6%) employee contribution which would go into a Group Registered Retirement Savings Plan (GRRSP). The two plans work in tandem. Contributions to the “Retirement Savings Plan” for Canadian employees are subject to the annual maximum total registered savings limit of $26,230 in 2018 as set out in the Canadian Tax Act.

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

U.S. Retirement Savings Plan

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 75% of their base and cash incentive compensation (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 4% employee contribution and 50% match on the next 2% contribution). Our matching contributions vest at a rate of 20% per year for each of the employee’s first five years of service and are fully vested thereafter.

15.	ASSET RETIREMENT OBLIGATIONS

AROs at December 31, 2018 and 2017 were (in thousands):

	2018	2017
Asset retirement obligations	$18,381	$17,185
Less: Asset retirement obligations due within one year*	4,443	1,799
Long-term asset retirement obligations	$13,938	$15,386

*	Classified as a current liability on the consolidated balance sheets, under the caption “Other current liabilities.” Related to remediation work planned for 2018.

Total expense related to the ARO was $1.7 million, $1.4 million and $1.4 million in 2018, 2017 and 2016, respectively.

During the years ended December 31, 2018, 2017 and 2016, our ARO changed as follows (in thousands):

	2018	2017	2016
Balance as of January 1	$17,185	$17,584	$17,299
Accretion of discount	1,689	1,353	1,351
New obligations	6,629	86	—
Change in estimates of existing obligations	(4,336)	(1,901)	(1,182)
Settlement of obligations	(1,013)	(816)	(376)
Foreign currency translation	(1,773)	879	492
Balance as of December 31	$18,381	$17,185	$17,584

16.	INCOME TAXES

The Company’s operations are conducted through various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

Income tax benefit. Pre-tax loss for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in thousands):

	2018	2017	2016
Canada operations	$(100,874)	$(87,143)	$(87,234)
Foreign operations	(12,338)	(31,601)	(28,698)
Total	$(113,212)	$(118,744)	$(115,932)

The components of the income tax benefit for the years ended December 31, 2018, 2017 and 2016 consisted of the following (in thousands):

	2018	2017	2016
Current:
Canada	$(1,151)	$(5,986)	$(8,646)
Foreign	1,189	1,472	1,749
Total	$38	$(4,514)	$(6,897)

Deferred:
Canada	$(31,403)	$(9,194)	$(12,169)
Foreign	—	218	(1,039)
Total	$(31,403)	$(8,976)	$(13,208)

Total Benefit	$(31,365)	$(13,490)	$(20,105)

The income tax benefit differs from an amount computed at Canadian statutory rates as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	2018		2017		2016
Federal tax benefit at statutory rates	$(30,567)	27.0%	$(32,061)	27.0%	$(31,302)	27.0%
Effect of foreign income tax, net	(276)	0.2%	(3,399)	2.9%	(6,593)	5.7%
Enacted tax rate change – U.S. Tax Reform	—	—%	9,047	(7.6)%	—	—%
Valuation allowance – U.S. Tax Reform	—	—%	(9,047)	7.6%	—	—%
Valuation allowance – Other	(622)	0.6%	19,130	(16.1)%	15,051	(13.0)%
Tax effects of restructuring	—	—%	—	—%	3,038	(2.6)%
Deemed income from foreign subsidiaries	321	(0.3)%	334	(0.3)%	1,108	(1.0)%
Enacted tax rate change - Canada	—	—%	598	(0.5)%	712	(0.6)%
Other, net	(221)	0.2%	1,908	(1.6)%	(2,119)	1.8%
Net income tax benefit	$(31,365)	27.7%	$(13,490)	11.4%	$(20,105)	17.3%

U.S. Tax Reform. On December 22, 2017, U.S. Tax Reform was signed into law, making significant changes to the U.S. Internal Revenue Code.  Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We calculated an estimate of the impact of the corporate tax rate decrease as of December 31, 2017, the result of which was a decrease of the U.S. net deferred tax asset of $9.0 million which was fully offset by a decrease in the U.S. valuation allowance of $9.0 million.  This resulted in zero impact to our income tax benefit for the year ended December 31, 2017.  We recognized zero impact to our financial statements related to the transition tax on unrepatriated U.S. cumulative foreign earnings, the global intangible low-taxes income (GILTI) provisions and the base-erosion and anti-abuse (BEAT)

provisions. We determined that, under Section 162(m), in 2018, our deduction for compensation, including incentive based compensation was limited. This resulted in a decrease to the U.S. taxable loss of $0.8 million, which was fully offset in the U.S. valuation allowance as of December 31, 2018. While the ultimate impact of U.S. Tax Reform may differ from these estimates due to changes in interpretations and assumptions we have made and additional regulatory guidance that may be issued, we have completed our analysis under SAB 118 and there were no material adjustments to our estimates.

Deferred Tax Liabilities and Assets. The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss	$92,600	$70,920
Employee benefits	2,972	5,560
Deductible goodwill and other intangibles	20,142	50,758
Other reserves	6,903	6,854
Unearned revenue	868	1,424
Other	2,000	188
Deferred tax assets	125,485	135,704
Valuation allowance	(82,833)	(90,663)
Deferred tax assets, net	$42,652	$45,041
Deferred tax liabilities:
Depreciation	$(61,094)	$(44,141)
Investment	—	(900)
Deferred tax liabilities	(61,094)	(45,041)
Net deferred tax liability	$(18,442)	$—

NOL Carryforwards. The following table summarizes net operating loss (NOL) carryforwards at December 31, 2018 (in thousands):

	Amount	Expiration Period
Net operating loss carryforwards:
Canada	$177,681	Begins to expire in 2035
Australia	98,770	Does not expire
U.S. – Federal	36,380	Begins to expire in 2036
U.S. – Federal	8,807	Does not expire
U.S. – State	5,506	Begins to expire in 2020

Change in Valuation Allowance. Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future.

Changes in our valuation allowance for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Federal / State NOLs	Net Deferred Tax Assets	Other	Total
Balance as of December 31, 2016	$(19,113)	$(56,043)	$(1,001)	$(76,157)
Change in income tax provision - U.S. Tax Reform	4,574	4,473	—	9,047
Change in income tax provision - Other	(17,622)	(1,508)	—	(19,130)
Other change	1,277	(1,290)	255	242
Foreign currency translation	(515)	(4,150)	—	(4,665)
Balance as of December 31, 2017	(31,399)	(58,518)	(746)	(90,663)
Change in income tax provision	(1,464)	2,086	—	622
Other change	(348)	1,495	(28)	1,119
Foreign currency translation	3,907	2,122	60	6,089
Balance as of December 31, 2018	$(29,304)	$(52,815)	$(714)	$(82,833)

In 2017, the valuation allowance was decreased by $9.0 million due to the decrease of the U.S. statutory tax rate from 35% to 21% as a result of U.S. Tax Reform.

At the end of 2017, the valuation allowance increased by $5.9 million as a result of placing a valuation allowance against the Canadian net deferred tax asset. During 2018, the addition of $52.5 million of deferred tax liabilities due to the Noralta Acquisition resulted in Canada no longer being considered a loss jurisdiction. Accordingly, a benefit of $4.9 million was recorded in the second quarter of 2018 to reverse the valuation allowance against the Canadian net deferred tax asset.

Indefinite Reinvestment of Earnings.  At December 31, 2017 and 2018, we had no undistributed earnings of foreign subsidiaries subject to income tax in Canada.  Due to our redomiciling to Canada in 2015, we recognized and repatriated all U.S. cumulative foreign earnings in 2015.

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

Our Canadian federal tax returns subsequent to 2011 are subject to audit by the Canada Revenue Agency. Our Australian subsidiary’s federal income tax returns subsequent to 2014 are open for review by the Australian Taxation Office. Our U.S. subsidiary’s federal tax returns subsequent to 2013 are subject to audit by the US Internal Revenue Service.

The total amount of unrecognized tax benefits as of December 31, 2018, 2017 and 2016 was zero. Unrecognized tax benefits, if recognized, would affect the effective tax rate. We accrue interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. As of December 31, 2018, 2017 and 2016, we had accrued zero of interest expense and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2018	2017	2016
Balance as of January 1	$—	$—	$679
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Reductions for settlements	—	—	—
Lapse of the applicable statute of limitations	—	—	(679)
Balance as of December 31	$—	$—	$—

During 2016, management determined that, based upon the status of current examinations, an uncertain tax liability of $0.7 million was reversed.

17.	COMMITMENTS AND CONTINGENCIES

We lease a portion of our equipment, office space, computer equipment, automobiles and trucks under leases which expire at various dates.

Minimum future operating lease obligations in effect at December 31, 2018, were as follows (in thousands):

2019	$5,384
2020	5,090
2021	3,863
2022	2,826
2023	2,010
Thereafter	6,525
Total	$25,698

Rental expense under operating leases was $6.8 million, $5.6 million and $6.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

18.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $43.0 million from $328.2 million at December 31, 2017 to $371.2 million at December 31, 2018, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during 2018 were primarily driven by the Australian dollar and Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.2 billion and A$0.4 billion, respectively, at December 31, 2018.

19.	SHARE BASED COMPENSATION

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

Share-based compensation expense recognized in the years ended December 31, 2018, 2017 and 2016 totaled $16.4 million, $15.4 million and $9.9 million, respectively. Share-based compensation expense is reflected in Selling, general and administrative (SG&A) expense in our consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for share based compensation arrangements was approximately $1.2 million, zero and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Options to Purchase Common Shares

No options were awarded in 2018, 2017 or 2016. The following table presents the changes in stock options outstanding and related information for our employees during the years ended December 31, 2018, 2017 and 2016:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value (Thousands)
Outstanding Options at December 31, 2015	390,334	$13.58	3.5	$—
Granted	—	—
Exercised	—	—
Forfeited / Expired	(224,448)	10.33
Outstanding Options at December 31, 2016	165,886	$17.98	4.6	$—
Granted	—	—
Exercised	—	—
Forfeited / Expired	(20,085)	18.10
Outstanding Options at December 31, 2017	145,801	$17.97	4.5	$—
Granted	—	—
Exercised	—	—
Forfeited / Expired	—	—
Outstanding Options at December 31, 2018	145,801	$17.97	3.3	$—

Exercisable Options at December 31, 2016	145,804	$17.67	4.4	$—
Exercisable Options at December 31, 2017	139,491	$17.79	4.2	$—
Exercisable Options at December 31, 2018	145,801	$17.97	3.3	$—

As no options were exercised in the last three years, the total intrinsic value of options exercised by our employees during 2018, 2017 and 2016 was zero. Additionally, the tax benefits realized for the tax deduction from options exercised during 2018, 2017 and 2016 totaled zero.

At December 31, 2018, unrecognized compensation cost related to options was zero.

The following table summarizes information for outstanding options of our employees at December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2018	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2018	Weighted Average Exercise Price
$16.43	63,142	3.13	$16.43	63,142	$16.43
$17.48	29,849	5.14	$17.48	29,849	$17.48
$18.43	27,553	4.13	$18.43	27,553	$18.43
$21.87	25,257	6.14	$21.87	25,257	$21.87
16.43 -21.87	145,801	4.25	$17.97	145,801	$17.97

Restricted Share Awards / Deferred Share Awards

The following table presents the changes in restricted share and deferred share awards outstanding and related information for our employees during the years ended December 31, 2018, 2017 and 2016:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2015	1,313,564	$7.29
Granted	584,283	1.64
Vested	(526,628)	8.15
Forfeited	(72,847)	7.04
Nonvested shares at December 31, 2016	1,298,372	$4.41
Granted	1,655,067	3.14
Vested	(733,147)	4.19
Forfeited	(49,968)	3.43
Nonvested shares at December 31, 2017	2,170,324	$3.54
Granted	2,861,775	3.42
Vested	(1,247,522)	3.92
Forfeited	(101,839)	3.69
Nonvested shares at December 31, 2018	3,682,738	$3.31

The weighted average grant date fair value per share for restricted share and deferred share awards granted during 2018, 2017 and 2016 was $3.42, $3.14 and $1.64, respectively. The total fair value of restricted share and deferred share awards vested during 2018, 2017 and 2016 was $3.8 million, $2.0 million and $0.6 million, respectively. At December 31, 2018, unrecognized compensation cost related to restricted share and deferred share awards was $7.5 million, which is expected to be recognized over a weighted average period of 1.8 years.

Phantom Share Awards

Each phantom share award is equal in value to one common share. Upon vesting, each recipient will receive a lump sum cash payment equal to the fair market value of a common share on the respective vesting date. These awards are accounted for as a liability that is remeasured at each reporting date until paid.

The following table presents the changes in phantom share awards outstanding and related information for our employees during the years ended December 31, 2018, 2017 and 2016:

Number of Awards
Nonvested shares at December 31, 2015	1,798,200
Granted	6,831,957
Vested	(608,230)
Forfeited	(1,751,963)
Nonvested shares at December 31, 2016	6,269,964
Granted	750,525
Vested	(2,207,589)
Forfeited	(263,161)
Nonvested shares at December 31, 2017	4,549,739
Granted	—
Vested	(2,270,214)
Forfeited	(12,951)
Nonvested shares at December 31, 2018	2,266,574

At December 31, 2018, the balance of the liability for the phantom share awards was $2.5 million.  For the years ended December 31, 2018, 2017 and 2016, we made phantom share cash payments of $8.2 million, $7.1 million and $0.5 million, respectively.  At December 31, 2018, unrecognized compensation cost related to phantom shares was $0.7 million, as remeasured at December 31, 2018, which is expected to be recognized over a weighted average period of 0.6 years. The weighted average grant date fair value of phantom shares granted during the years ended December 31, 2018, 2017 and 2016 was zero, $3.27 and $0.91, respectively.

Performance Share Awards

The fair value of each performance share award was estimated using a Monte Carlo simulation pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the performance share at the time of grant. The dividend yield on our common shares was assumed to be zero since we do not currently pay dividends. The expected market price volatility of our common shares was based on an estimate that considers the historical and implied volatility of our common shares as well as a peer group of companies over a time period equal to the expected term of the option. The initial total shareholder return (TSR) performance was based on historical performance of our common shares and the peer group’s common shares.

	2018	2017	2016
Risk-free weighted interest rate	2.40%	1.50%	0.92%
Expected volatility	79.0%	90.0%	90.0%
Initial TSR	(0.4)%	0.04%	93.7%

The following table presents the changes in performance share awards outstanding and related information for our employees during the year ended December 31, 2018, 2017 and 2016:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2015	—	$—
Granted	2,400,606	3.18
Vested	—	—
Forfeited	(448,922)	3.18
Nonvested shares at December 31, 2016	1,951,684	$3.18
Granted	762,497	5.20
Vested	—	—
Forfeited	(38,699)	3.64
Nonvested shares at December 31, 2017	2,675,482	$3.75
Granted	848,830	5.30
Vested	—	—
Forfeited	—	—
Nonvested shares at December 31, 2018	3,524,312	$4.12

During the years ended December 31, 2018, 2017 and 2016, we recognized compensation expense associated with performance share awards totaling $4.6 million, $3.0 million and $1.9 million, respectively. At December 31, 2018, unrecognized compensation cost related to performance share awards was $5.0 million, which is expected to be recognized over a weighted average period of 1.7 years.

20.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on workforce accommodations.

Financial information by business segment for each of the three years ended December 31, 2018, 2017 and 2016 is summarized in the following table (in thousands):

	Total Revenues	Depreciation and amortization	Operating loss	Capital expenditures	Total assets
2018
Canada	$296,012	$66,980	$(61,487)	$6,025	$804,618
Australia	119,238	40,441	(1,950)	4,658	292,271
United States	51,442	10,626	(8,640)	5,388	60,282
Corporate and eliminations	—	7,799	(15,978)	1,037	(155,494)
Total	$466,692	$125,846	$(88,055)	$17,108	$1,001,677

2017
Canada	$245,595	$69,983	$(63,211)	$3,893	$550,378
Australia	111,221	45,699	(11,528)	2,772	353,840
United States	25,460	4,653	(14,426)	1,912	33,128
Corporate and eliminations	—	6,108	(8,806)	2,617	(83,434)
Total	$382,276	$126,443	$(97,971)	$11,194	$853,912

2016
Canada	$278,464	$80,837	$(59,351)	$3,773	$548,786
Australia	106,815	45,883	(6,853)	5,682	376,008
United States	11,951	5,433	(24,616)	6	29,799
Corporate and eliminations	—	(851)	(4,940)	10,318	(44,147)
Total	$397,230	$131,302	$(95,760)	$19,779	$910,446

Financial information by geographic segment for each of the three years ended December 31, 2018, 2017 and 2016, is summarized below (in thousands). Revenues in the U.S. include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Long-lived assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	Canada	Australia	U.S. and Other	Total
2018
Revenues from unaffiliated customers	$296,012	$119,238	$51,442	$466,692
Long-lived assets	580,644	263,094	50,142	893,880

2017
Revenues from unaffiliated customers	$245,595	$111,221	$25,460	$382,276
Long-lived assets	353,710	331,511	32,280	717,501

2016
Revenues from unaffiliated customers	$278,464	$106,815	$11,951	$397,230
Long-lived assets	431,477	348,293	46,995	826,765

21.	VALUATION ACCOUNTS

Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged (Reduction) to Costs and Expenses	Deductions (Net of Recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2018:
Allowance for doubtful accounts receivable	$1,338	$(787)	$(143)	$(32)	$376
Valuation allowance for deferred tax assets	90,663	(622)	(1,119)	(6,089)	82,833

Year Ended December 31, 2017:
Allowance for doubtful accounts receivable	$638	$48	$(23)	$675	$1,338
Valuation allowance for deferred tax assets	76,157	10,083	(242)	4,665	90,663

Year Ended December 31, 2016:
Allowance for doubtful accounts receivable	$1,121	$(110)	$(377)	$4	$638
Valuation allowance for deferred tax assets	115,087	15,051	(53,652)	(329)	76,157

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes quarterly financial information for 2018 and 2017 (in thousands, except per share amounts):

	First Quarter (2)	Second Quarter (3)	Third Quarter (4)	Fourth Quarter (5)
2018
Revenues	$101,504	$130,177	$120,491	$114,520
Gross profit(1)	24,176	41,440	38,738	31,956
Net loss attributable to Civeo	(55,457)	(48,321)	(14,250)	(13,804)
Basic loss per share	(0.42)	(0.29)	(0.09)	(0.08)
Diluted loss per share	(0.42)	(0.29)	(0.09)	(0.08)

2017
Revenues	$91,429	$92,010	$97,489	$101,348
Gross profit(1)	29,757	32,526	31,962	30,773
Net loss attributable to Civeo	(20,987)	(14,816)	(22,331)	(47,579)
Basic loss per share	(0.17)	(0.11)	(0.17)	(0.36)
Diluted loss per share	(0.17)	(0.11)	(0.17)	(0.36)

(1)	Represents "revenues" less "product costs" and "service and other costs" included in our consolidated statements of operations.

(2)	In the first quarter of 2018, we recognized the following items:

•
A charge of $28.7 million ($20.9 million after-tax, or $0.16 per diluted share), related to certain lodge assets in the Canadian oil sands which carrying values we determined not to be recoverable. The charge, which is related to our Canadian segment, is included in Impairment expense on the accompanying consolidated statements of operations.

•
Costs associated with the Noralta Acquisition of $1.0 million ($1.0 million after-tax, or $0.01 per diluted share), included in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

In the first quarter of 2017, there were no significant items recognized.

(3)	In the second quarter of 2018, we recognized the following items:

•
Costs associated with the Noralta Acquisition of $5.6 million ($5.1 million after-tax, or $0.03 per diluted share), included primarily in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

In the second quarter of 2017, there were no significant items recognized.

(4)	In the third quarter of 2018, we recognized the following items:

•
Costs associated with the Noralta Acquisition of $0.5 million ($0.4 million after-tax, or $0.00 per diluted share), included primarily in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

In the third quarter of 2017, we recognized the following items:

•
A charge of $4.4 million ($3.2 million after-tax, or $0.02 per diluted share), related to leasehold improvements and undeveloped land positions in the British Columbia LNG market which carrying value we determined not to be recoverable. The charge, which is related to our Canadian segment, is included in Impairment expense on the accompanying consolidated statements of operations.

(5)	In the fourth quarter of 2018, we recognized the following items:

•
Costs associated with the Noralta Acquisition of $2.1 million ($1.7 million after-tax, or $0.01 per diluted share), included in Service and other costs ($0.6 million), Selling, general and administrative expenses ($0.6 million) and Other income ($0.9 million) on the accompanying consolidated statements of operations.

•
Reversal of depreciation expense of $2.8 million that should not have been recorded in the first, second and third quarters of 2018. We determined that the overstatement of depreciation expense was not material to our financial statements for the periods ended September 30, June 30 or March 31, 2018 and therefore corrected the error in the fourth quarter of 2018.

In the fourth quarter of 2017, we recognized the following items:

•
Costs associated with the Noralta Acquisition of $2.3 million ($2.2 million after-tax, or $0.02 per diluted share), included in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

•
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