Form 10-Q
period 2019-03-31
Civeo Corp
filed 2019-04-26
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

The Registrant had 169,301,917 common shares outstanding as of April 22, 2019.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Service and other	$100,079	$93,083
Rental	6,490	3,321
Product	1,981	5,100
	108,550	101,504
Costs and expenses:
Service and other costs	72,644	68,806
Rental costs	5,150	4,522
Product costs	1,836	4,373
Selling, general and administrative expenses	16,096	16,514
Depreciation and amortization expense	30,782	30,764
Impairment expense	—	28,661
Other operating expense (income)	(65)	379
	126,443	154,019
Operating loss	(17,893)	(52,515)

Interest expense	(6,635)	(5,822)
Interest income	27	58
Other income	2,978	2,259
Loss before income taxes	(21,523)	(56,020)
Income tax benefit	4,484	685
Net loss	(17,039)	(55,335)
Less: Net income attributable to noncontrolling interest	—	122
Net loss attributable to Civeo Corporation	(17,039)	(55,457)
Less: Dividends attributable to Class A preferred shares	459	—
Net loss attributable to Civeo common shareholders	$(17,498)	$(55,457)

Per Share Data (see Note 9)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.11)	$(0.42)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.11)	$(0.42)

Weighted average number of common shares outstanding:
Basic	165,330	131,631
Diluted	165,330	131,631
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended March 31,
	2019	2018

Net loss	$(17,039)	$(55,335)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of zero	5,379	(7,821)
Total other comprehensive income (loss)	5,379	(7,821)

Comprehensive loss	(11,660)	(63,156)
Less: Comprehensive income attributable to noncontrolling interest	—	122
Comprehensive loss attributable to Civeo Corporation	$(11,660)	$(63,278)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,992	$12,372
Accounts receivable, net	73,513	70,223
Inventories	4,276	4,313
Prepaid expenses	5,565	7,036
Other current assets	3,702	3,556
Assets held for sale	8,058	10,297
Total current assets	103,106	107,797

Property, plant and equipment, net	650,919	658,905
Goodwill	119,158	114,207
Other intangible assets, net	111,542	119,409
Operating lease right-of-use assets	22,225	—
Other noncurrent assets	1,048	1,359
Total assets	$1,007,998	$1,001,677

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$30,053	$28,334
Accrued liabilities	13,371	15,956
Income taxes	572	310
Current portion of long-term debt	34,068	33,329
Deferred revenue	3,598	3,035
Other current liabilities	9,407	5,719
Total current liabilities	91,069	86,683

Long-term debt, less current maturities	346,841	342,908
Deferred income taxes	13,838	18,442
Operating lease liabilities	18,529	—
Other noncurrent liabilities	16,404	18,220
Total liabilities	486,681	466,253

Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042 shares issued and outstanding, respectively; aggregate liquidation preference of $92,236,909 as of March 31, 2019)	56,739	56,280
Common shares (no par value; 550,000,000 shares authorized, 171,401,230 shares and 166,392,479 shares issued, respectively, and 169,301,917 shares and 165,932,334 shares outstanding, respectively)	—	—
Additional paid-in capital	1,564,667	1,562,133
Accumulated deficit	(728,748)	(710,551)
Common shares held in treasury at cost, 2,099,313 and 460,145 shares, respectively	(5,471)	(1,189)
Accumulated other comprehensive loss	(365,870)	(371,249)
Total Civeo Corporation shareholders’ equity	521,317	535,424
Noncontrolling interest	—	—
Total shareholders’ equity	521,317	535,424
Total liabilities and shareholders’ equity	$1,007,998	$1,001,677
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2017	$—	$—	$1,383,934	$(579,113)	$(358)	$(328,213)	$117	$476,367
Net income (loss)	—	—	—	(55,457)	—	—	122	(55,335)
Currency translation adjustment	—	—	—	—	—	(7,821)	—	(7,821)
Dividends paid	—	—	—	—	—	—	(119)	(119)
Cumulative effect of implementation of ASU 2014-09	—	—	—	394	—	—	—	394
Issuance of shares for acquisition	—	—	4,500	—	—	—	—	4,500
Share-based compensation	—	—	2,200	—	(594)	—	—	1,606
Balance, March 31, 2018	$—	$—	$1,390,634	$(634,176)	$(952)	$(336,034)	$120	$419,592

Balance, December 31, 2018	$56,280	$—	$1,562,133	$(710,551)	$(1,189)	$(371,249)	$—	$535,424
Net income (loss)	—	—	—	(17,039)	—	—	—	(17,039)
Currency translation adjustment	—	—	—	—	—	5,379	—	5,379
Cumulative effect of implementation of ASU 2016-02	—	—	—	(699)	—	—	—	(699)
Dividends attributable to Class A preferred shares	459	—	—	(459)	—	—	—	—
Share-based compensation	—	—	2,534	—	(4,282)	—	—	(1,748)
Balance, March 31, 2019	$56,739	$—	$1,564,667	$(728,748)	$(5,471)	$(365,870)	$—	$521,317

	Preferred Shares (in thousands)	Common Shares (in thousands)
Balance, December 31, 2018	9,042	165,932
Stock-based compensation	—	3,370
Balance, March 31, 2019	9,042	169,302
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,039)	$(55,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,782	30,764
Impairment charges	—	28,661
Deferred income tax provision (benefit)	(4,745)	2
Non-cash compensation charge	2,534	2,200
Gains on disposals of assets	(1,452)	(2,147)
Provision for loss on receivables, net of recoveries	(32)	(35)
Other, net	(410)	2,047
Changes in operating assets and liabilities:
Accounts receivable	(2,377)	4,837
Inventories	87	2,190
Accounts payable and accrued liabilities	(1,417)	(10,352)
Taxes payable	262	(1,358)
Other current assets and liabilities, net	148	1,364
Net cash flows provided by operating activities	6,341	2,838

Cash flows from investing activities:
Capital expenditures	(9,679)	(2,696)
Payments related to acquisitions, net of cash acquired	—	(23,771)
Proceeds from disposition of property, plant and equipment	4,457	2,718
Other, net	1,518	110
Net cash flows used in investing activities	(3,704)	(23,639)

Cash flows from financing activities:
Revolving credit borrowings	80,324	47,166
Revolving credit repayments	(74,928)	(11,525)
Term loan repayments	(8,608)	(4,079)
Taxes paid on vested shares	(4,282)	(594)
Net cash flows provided by (used in) financing activities	(7,494)	30,968

Effect of exchange rate changes on cash	477	(837)
Net change in cash and cash equivalents	(4,380)	9,330
Cash and cash equivalents, beginning of period	12,372	32,647

Cash and cash equivalents, end of period	$7,992	$41,977

Non-cash investing activities:
Value of common shares issued as consideration for acquisitions	$—	$4,500

Non-cash financing activities:
Preferred dividends paid-in-kind	$459	$—
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

The accompanying unaudited consolidated financial statements of Civeo have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) has been condensed or omitted pursuant to those rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which Civeo considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of Civeo at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the consolidated statements of operations for the three months ended March 31, 2018 to conform to current year presentation.

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

The financial statements included in this report should be read in conjunction with our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In January 2017, the FASB issued Accounting Standards Update (ASU) 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective prospectively for public business entities for annual reporting periods beginning after December 15, 2019, and early adoption is

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

permitted. We will adopt this new standard no later than January 1, 2020. The impact of the new standard will be dependent on the specific facts and circumstances of future individual goodwill impairments, if any.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (ASU 2016-13). This new standard changes how companies will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 is effective for financial statements issued for reporting periods beginning after December 15, 2019 and interim periods within the reporting periods. We anticipate adopting ASU 2016-13 as of January 1, 2020. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which replaces the existing guidance for lease accounting. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2018 and interim periods within the reporting periods. Effective with this quarterly report on Form 10-Q for the quarter ended March 31, 2019, we have adopted this standard effective January 1, 2019 using the optional transition method, which allows us upon adoption to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit for the application of the standard to our existing leases. Upon adoption of this standard, we recognized a cumulative effect adjustment of $0.7 million (net of $0.2 million of taxes) to increase accumulated deficit in the accompanying unaudited consolidated balance sheet as of March 31, 2019. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for certain leases. We elected the package of practical expedients, which among other things, allowed us to carry forward the historical lease identification and classification. In addition, we have elected the short-term lease recognition exemption for all leases that qualify. Accordingly, we did not recognize right-of-use assets or lease liabilities for leases with terms shorter than 12 months. Our evaluation process included reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the available practical expedients in order to determine the best implementation strategy. We determined that certain of our accommodation contracts with customers contain both a lease and non-lease or service component and in those instances concluded the service component was the predominant component. As a result, we elected the practical expedient under ASU 2018-11, which allows us to combine the lease and non-lease components of revenues for presentation purposes in accordance with Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606). We also have identified certain arrangements with customers whereby we are a lessor for the rental of mobile camp assets primarily in our U.S segment. For arrangements where we are the lessor, the adoption of the new lease standard did not have a material impact on our financial statements as all of our leases are operating leases, which will result in straight-line recognition of rental revenue. Adoption of the new standard resulted in $21.3 million of operating lease right-of-use assets and $22.4 million of operating lease liabilities as of January 1, 2019. Please see Note 14 – Leases for further information.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.	REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Canada
Accommodation revenues	$57,652	$50,647
Mobile facility rental revenues	781	7,794
Food service and other services revenues	8,337	3,739
Manufacturing revenues	—	1,210
Total Canada revenues	66,770	63,390

Australia
Accommodation revenues	$28,421	$27,698
Food service and other services revenues	—	177
Total Australia revenues	28,421	27,875

United States
Accommodation revenues	$4,924	$3,166
Mobile facility rental revenues	6,597	3,577
Manufacturing revenues	1,795	3,464
Food service and other services revenues	43	32
Total United States revenues	13,359	10,239

Total revenues	$108,550	$101,504

As of March 31, 2019, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue (in thousands):

	For the years ending December 31,
	2019	2020	2021	Thereafter	Total
Revenue expected to be recognized as of March 31, 2019	$74,823	$55,613	$7,764	$135	$138,335

4.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of March 31, 2019 and December 31, 2018, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

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

5.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2019 and December 31, 2018 is presented below (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable, net:
Trade	$48,089	$48,875
Unbilled revenue	25,538	21,169
Other	135	555
Total accounts receivable	73,762	70,599
Allowance for doubtful accounts	(249)	(376)
Total accounts receivable, net	$73,513	$70,223

	March 31, 2019	December 31, 2018
Inventories:
Finished goods and purchased products	$2,350	$2,461
Work in process	916	945
Raw materials	1,010	907
Total inventories	$4,276	$4,313

	Estimated Useful Life (in years)			March 31, 2019	December 31, 2018
Property, plant and equipment, net:
Land				$46,846	$46,805
Accommodations assets	3	—	15	1,675,611	1,650,758
Buildings and leasehold improvements	7	—	20	25,496	25,168
Machinery and equipment	4	—	15	10,948	10,693
Office furniture and equipment	3	—	7	55,081	54,459
Vehicles	3	—	5	14,480	14,589
Construction in progress				14,415	7,119
Total property, plant and equipment				1,842,877	1,809,591
Accumulated depreciation				(1,191,958)	(1,150,686)
Total property, plant and equipment, net				$650,919	$658,905

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	March 31, 2019	December 31, 2018
Accrued liabilities:
Accrued compensation	$10,040	$13,545
Accrued taxes, other than income taxes	3,098	2,177
Accrued interest	16	5
Other	217	229
Total accrued liabilities	$13,371	$15,956

6.	IMPAIRMENT CHARGES

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

Noralta

Description of Transaction.  On April 2, 2018, we acquired the equity of Noralta Lodge Ltd. (Noralta), located in Alberta, Canada.  The total consideration, which is subject to adjustment in accordance with the terms of the definitive agreement, included (i) C$207.7 million (or approximately US$161.2 million) in cash, subject to customary post-closing adjustments for working capital, indebtedness and transactions expenses, (ii) 32.8 million of our common shares, and (iii) 9,679 Class A Series 1 Preferred Shares (the Preferred Shares) with an initial liquidation preference of $96.8 million and initially convertible into 29.3 million of our common shares. As a result of the Noralta acquisition, we expanded our existing accommodations business in the Canadian oil sands market. We funded the cash consideration with cash on hand and borrowings under the Amended Credit Agreement (as defined in Note 10 - Debt).

During the first quarter of 2019, $2.1 million in cash was released to us from escrow to cover certain agreed upon indemnification claims.

The Noralta acquisition was accounted for in accordance with the acquisition method of accounting for business combinations and, accordingly, the results of operations of Noralta were reported in our financial statements as part of our Canadian reportable business segment beginning on April 2, 2018, the date of acquisition.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Purchase Price Allocation. The application of purchase accounting under ASC 805 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed based on their fair values at April 2, 2018, with amounts exceeding the fair values being recorded as goodwill. The allocation process requires an analysis of acquired fixed assets, contracts, and contingencies to identify and record the fair value of all assets acquired and liabilities assumed. During the three months ended March 31, 2019, we recorded insignificant measurement period adjustments related to amortizable intangible assets, goodwill and deferred taxes. Our allocation of the purchase price, which we finalized in the first quarter of 2019, to specific assets and liabilities is based, in part, upon outside appraisals using customary valuation procedures and techniques. The following table summarizes the fair values of the assets acquired and liabilities assumed at April 2, 2018 (in thousands):

Cash and cash equivalents	$24
Accounts receivable (1)	21,456
Inventories	839
Other current assets	4,266
Property, plant and equipment	129,424
Goodwill	123,569
Intangible assets	110,736
Total assets acquired	390,314

Accounts payable and accrued liabilities	15,023
Income taxes payable	1,038
Other current liabilities	2,027
Deferred income taxes	51,543
Other noncurrent liabilities	5,133
Total liabilities assumed	74,764
Net assets acquired	$315,550

(1)	The aggregate fair value of the acquired accounts receivable approximated the aggregate gross contractual amount.

Transaction Costs. During the three months ended March 31, 2018, we recognized $1.0 million of costs in connection with the Noralta acquisition that are included in SG&A expenses.

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

During the fourth quarter of 2017, we made the decision to dispose of our modular construction and manufacturing plant near Edmonton, Alberta, Canada due to changing geographic and market needs. Accordingly, the facility met the criteria of held for sale. Its estimated fair value less the cost to sell exceeded its carrying value. Additionally, we have discontinued depreciation of the facility. The facility is part of our Canadian reportable business segment.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Certain undeveloped land positions in the British Columbia LNG market in our Canadian segment previously met the criteria of held for sale. During the first quarter of 2019, we received $4.0 million in proceeds from the sale of four different land positions. The remaining assets are recorded at the estimated fair value less costs to sell of approximately $1.6 million.

In addition, as a result of the Noralta acquisition, Noralta’s corporate offices located on two adjacent property titles in Nisku, Alberta, Canada were closed. During the fourth quarter of 2018, we sold one property. The remaining property is recorded at the estimated fair value less costs to sell of approximately $1.8 million and was the same value used in the purchase price allocation.

The following table summarizes the carrying amount as of March 31, 2019 and December 31, 2018 of the major classes of assets from the modular construction and manufacturing plant, undeveloped land positions and Noralta’s corporate offices we classified as held for sale (in thousands):

	March 31, 2019	December 31, 2018
Assets held for sale:
Property, plant and equipment, net	$8,058	$10,297
Total assets held for sale	$8,058	$10,297

9.	EARNINGS PER SHARE

The calculation of earnings per share attributable to Civeo is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic Loss per Share
Net loss attributable to Civeo common shareholders	$(17,498)	$(55,457)
Less: undistributed net income to participating securities	—	—
Net loss attributable to Civeo common shareholders - basic	$(17,498)	$(55,457)

Weighted average common shares outstanding - basic	165,330	131,631

Basic loss per share	$(0.11)	$(0.42)

Diluted Loss per Share
Net loss attributable to Civeo common shareholders - basic	$(17,498)	$(55,457)
Less: undistributed net income to participating securities	—	—
Net loss attributable to Civeo common shareholders - diluted	$(17,498)	$(55,457)

Weighted average common shares outstanding - basic	165,330	131,631
Effect of dilutive securities (1)	—	—
Weighted average common shares outstanding - diluted	165,330	131,631

Diluted loss per share	$(0.11)	$(0.42)

(1)
When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three months ended March 31, 2019 and 2018. In the three months ended March 31, 2019 and 2018, we excluded from the calculation 3.6 million and 2.8 million share based awards, respectively, since the effect would have been anti-dilutive. In the three months ended March 31, 2019, we excluded from the calculation the impact of converting the Preferred Shares into 28.0 million common shares, since the effect would have been anti-dilutive.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

10.	DEBT

As of March 31, 2019 and December 31, 2018, long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Canadian term loan, which matures on November 30, 2020; 3.125% of aggregate principal repayable per quarter; weighted average interest rate of 5.7% for the three-month period ended March 31, 2019	$244,477	$247,910

U.S. revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 7.0% for the three-month period ended March 31, 2019	—	—

Canadian revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 6.4% for the three-month period ended March 31, 2019	136,191	114,348

Australian revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 5.5% for the three-month period ended March 31, 2019	2,838	16,918
	383,506	379,176
Less: Unamortized debt issuance costs	2,597	2,939
Total debt	380,909	376,237
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	34,068	33,329
Long-term debt, less current maturities	$346,841	$342,908

We did not have any capitalized interest to net against interest expense for the three months ended March 31, 2019 or 2018.

Amended Credit Agreement

As of March 31, 2019, our Credit Agreement, as then amended to date (the Amended Credit Agreement), provided for: (i) a $239.5 million revolving credit facility scheduled to mature on November 30, 2020, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $159.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $325.0 million term loan facility scheduled to mature on November 30, 2020 in favor of Civeo.

The maximum leverage ratio financial covenant is set forth in the tables below.

•	If a qualified offering of indebtedness with gross proceeds in excess of $150 million has been consummated, a Maximum Leverage Ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
March 31, 2019	4.75 : 1:00
June 30, 2019	4.50 : 1:00
September 30, 2019 & thereafter	4.00 : 1:00

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

•	and, if such qualified offering has not been consummated, a maximum leverage ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
March 31, 2019	4.75 : 1:00
June 30, 2019	4.50 : 1:00
September 30, 2019	4.00 : 1:00
December 31, 2019 & thereafter	3.50 : 1:00

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 4.00%, or a base rate plus 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a B/A Discount Rate based on the Canadian Dollar Offered Rate plus a margin of 2.25% to 4.00%, or a Canadian Prime rate plus a margin of 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Amended Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 4.00%, based on a ratio of our total debt to consolidated EBITDA.

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.75 to 1.0 (as of March 31, 2019).  As noted above, the permitted maximum leverage ratio changes over time.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of March 31, 2019.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of March 31, 2019, we have nine lenders that were parties to the Amended Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $110.6 million. As of March 31, 2019, we had outstanding letters of credit of $0.4 million under the U.S facility, $0.5 million under the Australian facility and $2.5 million under the Canadian facility.

11.	INCOME TAXES

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

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions.  Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

March 31, 2019, Australia was considered a loss jurisdictions for tax accounting purposes and has been removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax benefit for the three months ended March 31, 2019 totaled $4.5 million, or 20.8% of pretax loss, compared to a benefit of $0.7 million, or 1.2% of pretax loss, for the three months ended March 31, 2018.  The difference between the effective rate in 2019 and 2018 is due to the change in jurisdictions which are considered loss jurisdictions for tax accounting purposes.  For the three months ended March 31, 2018, Canada, Australia and the U.S. were considered loss jurisdictions, while for the three months ended March 31, 2019, only Australia was considered a loss jurisdiction.  Additionally, the effective tax rate in 2018 was impacted by discrete items totaling $1.0 million.

12.	COMMITMENTS AND CONTINGENCIES

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

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $5.4 million from $371.2 million at December 31, 2018 to $365.9 million at March 31, 2019, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first three months of 2019 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.3 billion and A$0.4 billion, respectively, at March 31, 2019.

14.	LEASES

We have operating leases covering certain land locations and various office facilities and equipment in our three reportable business segments. Our leases have remaining lease terms of one year to nine years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 90 days.

The components of lease expense were $1.8 million and $1.3 million under operating leases during the three month periods ended March 31, 2019 and 2018, respectively. Included in the measurement of lease liabilities, we paid $1.7 million in cash related to operating leases during the three month periods ended March 31, 2019. Right-of-use assets obtained in exchange for new lease obligations related to operating leases during the three months ended March 31, 2019 were $1.7 million.

Supplemental balance sheet information related to leases were as follows (in thousands):

March 31, 2019
Operating leases
Operating lease right-of-use assets	$22,225

Other current liabilities	$4,890
Operating lease liabilities	18,529
Total operating lease liabilities	$23,419

Weighted average remaining lease term
Operating leases	6.1 years
Weighted average discount rate
Operating leases	5.9%

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Maturities of operating lease liabilities at March 31, 2019, were as follows (in thousands):

For the years ending December 31,
2019	$4,643
2020	5,558
2021	4,202
2022	3,129
2023	2,461
Thereafter	7,546
Total lease payments	27,539
Less imputed interest	4,120
Total	$23,419

15.	SHARE BASED COMPENSATION

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board of Directors and the Compensation Committee of our Board of Directors to approve grants of options, awards of restricted shares, performance awards and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 18.7 million Civeo common shares may be awarded under the Civeo Plan.

Outstanding Awards

Options. Compensation expense associated with options recognized in the three months ended March 31, 2019 and 2018 totaled zero and less than $0.1 million, respectively. There was no unrecognized compensation cost related to options.

Restricted Share / Deferred Share Awards. On February 25, 2019, we granted 1,334,189 restricted share awards and deferred share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 25, 2020.

Compensation expense associated with restricted share awards and deferred share awards recognized in the three months ended March 31, 2019 and 2018 totaled $1.4 million and $1.2 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the three months ended March 31, 2019 and 2018 was $3.5 million and $2.4 million, respectively.

At March 31, 2019, unrecognized compensation cost related to restricted share awards and deferred share awards was $9.3 million, which is expected to be recognized over a weighted average period of 2.1 years.

Phantom Share Awards. On February 25, 2019, we granted 1,144,407 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 25, 2020. We also granted 301,683 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 25, 2020.

During the three months ended March 31, 2019 and 2018, we recognized compensation expense associated with phantom shares totaling $3.1 million and $3.4 million, respectively. At March 31, 2019, unrecognized compensation cost related to phantom shares was $3.3 million, as remeasured at March 31, 2019, which is expected to be recognized over a weighted average period of 2.7 years.

Performance Awards. On February 25, 2019, we granted 1,194,210 performance awards under the Civeo Plan, which cliff vest in three years on February 25, 2022. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group that includes 17 other companies.

During the three months ended March 31, 2019 and 2018, we recognized compensation expense associated with performance awards totaling $1.1 million and $1.0 million, respectively. The total fair value of performance share awards that vested during the three months ended March 31, 2019 was $10.1 million.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

At March 31, 2019, unrecognized compensation cost related to performance shares was $8.3 million, which is expected to be recognized over a weighted average period of 2.3 years.

16.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on hospitality services.

Financial information by business segment for each of the three months ended March 31, 2019 and 2018 is summarized in the following table (in thousands):

	Total Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2019
Canada	$66,770	$16,228	$(11,595)	$7,064	$825,100
Australia	28,421	9,757	(385)	935	284,574
United States	13,359	3,066	(961)	1,520	59,193
Corporate and eliminations	—	1,731	(4,952)	160	(160,869)
Total	$108,550	$30,782	$(17,893)	$9,679	$1,007,998

Three months ended March 31, 2018
Canada	$63,390	$16,511	$(40,303)	$1,072	$502,998
Australia	27,875	11,117	(3,166)	595	338,239
United States	10,239	1,606	(3,264)	869	57,954
Corporate and eliminations	—	1,530	(5,782)	160	(92,220)
Total	$101,504	$30,764	$(52,515)	$2,696	$806,971

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including factors expected to impact supply and demand, as well as our expectations about capital expenditures in 2019 and beliefs with respect to liquidity needs. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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

In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands customers. Pricing for WCS is driven by several factors, including the underlying price for West Texas Intermediate (WTI) crude, the availability of transportation infrastructure and recent actions by the Alberta provincial government to limit oil production from the province. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and limited capacity to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. The WCS Differential has varied depending on the extent of transportation capacity availability.

During the first quarter of 2016, global oil prices dropped to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. Although prices began to increase in 2016 and continued to increase through the third quarter of 2018, oil prices decreased again during the fourth quarter of 2018 but improved during the first quarter of 2019.

WCS prices in the first quarter of 2019 averaged $44.49 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $49.93 in the second quarter of 2018. The WCS Differential decreased from $15.75 per barrel at the end of the fourth quarter of 2018 to $9.28 at the end of the first quarter 2019. On December 2, 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production. This curtailment resulted in a narrowing WCS Differential in December 2018, which ended the year at $15.75 per barrel, that has continued into the first quarter of 2019. As of April 22, 2019, the WTI price was $65.70 and the WCS price was $55.49, resulting in a WCS Differential of $10.21.

There remains a risk that prices for Canadian oil sands crude oil related products could deteriorate for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The depressed price levels through the first quarter of 2016 negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. Although we have seen an increase in oil prices since late 2016 through the first quarter of 2019, we are not expecting significant improvement in customer activity in the near-term, partially due to the volatility in the WCS Differential discussed above. The current outlook for expansionary projects in Canada is primarily related to proposed pipeline and in-situ oil sands projects. However, continued uncertainty and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets. Additionally, if oil prices decline, the resulting impact could negatively affect the value of our long-lived assets, including goodwill.

Our Sitka Lodge, within our Canadian business, supports the British Columbia liquefied natural gas (LNG) market and related pipeline projects. From a macroeconomic standpoint, global LNG imports set a record in 2018, reaching 308 million tonnes per annum, up from 284 million tonnes per annum in 2017, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. Accordingly, the current view is additional investment in LNG supply will be needed to meet the expected long-term LNG demand growth.

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

Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in West Texas, the mid Continent, the Bakken and the Rockies.  With the recovery in oil prices through the third quarter of 2018, coupled with ample capital availability for U.S. E&P companies, oil shale drilling and completion activity in the U.S. significantly increased in 2018.  The U.S. oil rig count has increased from its low of 316 rigs in May 2016 to over 1,050 during 2018, and currently 1,006 oil and gas rigs were active at the end of the first quarter of 2019.  Further, this activity in the U.S. increased oil production from an average of 9.3 million barrels per day in 2017 to an average of 10.8 million barrels per day in 2018 and 11.9 million barrels per day in January 2019. With the fall in WTI oil prices in the fourth quarter of 2018 and a call by investors for U.S. E&P companies to generate free cash flow, the U.S. rig count has drifted lower. As of April 18, 2019, there were 825 active oil rigs in the U.S. (as measured by Bakerhughes.com).  U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region.  Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 3.8% during the two months ended February 28, 2019 compared to the two months ended February 28, 2018.  As of April 22, 2019, met coal spot prices were $204.00 per metric tonne. Current met coal pricing levels have not led our customers to approve many significant new projects.  We expect that customers will look for a period of sustained higher prices before the volume of new projects being approved increases.  Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. Our customers continue to actively implement cost, productivity and efficiency measures to further drive down their cost base.

Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)
Second Quarter through 4/22/2019	$63.85	$54.61	$210.00
3/31/2019	54.87	44.49	210.00
12/31/2018	59.32	25.66	187.00
9/30/2018	69.61	41.58	196.00
6/30/2018	67.97	49.93	196.00
3/31/2018	62.89	37.09	235.00
12/31/2017	55.28	38.65	192.00
9/30/2017	48.16	37.72	170.00
6/30/2017	48.11	38.20	193.50
3/31/2017	51.70	38.09	285.00
12/31/2016	49.16	34.34	200.00
9/30/2016	44.88	30.67	92.50
6/30/2016	45.53	32.84	84.00
3/31/2016	33.41	20.26	81.00

(1)	Source: WTI crude prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

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

We began the expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support potential LNG projects on the west coast of British Columbia. We were awarded a contract with LNGC for the provision of open lodge rooms and associated services that ran through October 2017. To support this contract, we developed a new accommodations facility, Sitka Lodge, which includes private washrooms, recreational facilities and other amenities. This lodge currently has 754 rooms, with the potential to expand to serve future accommodations demand in the region.

As previously discussed, on October 1, 2018, LNGC's participants announced a positive FID on the Kitimat LNG Facility. With the project moving forward, British Columbia LNG activity and related pipeline projects could become a material driver of future activity for our Sitka Lodge, as well as for our mobile camp assets, which are well suited for the related pipeline construction activity. We previously announced contract awards for locations along the CGL pipeline project and room commitments for our Sitka Lodge. The actual timing of when revenue is realized from the CGL pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility.

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits / losses are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The following tables summarize the fluctuations in the exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar:

	Three Months Ended March 31,
	2019	2018	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.752	$0.791	(0.039)	(4.9)%
Average Australian dollar to U.S. dollar	$0.712	$0.786	(0.074)	(9.4)%

	As of
	March 31, 2019	December 31, 2018	Change	Percentage
Canadian dollar to U.S. dollar	$0.748	$0.733	0.015	2.1%
Australian dollar to U.S. dollar	$0.710	$0.705	0.005	0.7%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil and met coal and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2019 capital expenditures, exclusive of any business acquisitions, will total approximately $40 million to $45 million, compared to 2018 capital expenditures of $17.1 million. Please see “Liquidity and Capital Resources” below for further discussion of 2019 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2019, is based on a comparison to the corresponding periods of 2018.

Results of Operations – Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	Change

	($ in thousands)
Revenues
Canada	$66,770	$63,390	$3,380
Australia	28,421	27,875	546
United States and other	13,359	10,239	3,120
Total revenues	108,550	101,504	7,046
Costs and expenses
Cost of sales and services
Canada	54,647	51,896	2,751
Australia	14,999	15,333	(334)
United States and other	9,984	10,472	(488)
Total cost of sales and services	79,630	77,701	1,929
Selling, general and administrative expenses	16,096	16,514	(418)
Depreciation and amortization expense	30,782	30,764	18
Impairment expense	—	28,661	(28,661)
Other operating expense (income)	(65)	379	(444)
Total costs and expenses	126,443	154,019	(27,576)
Operating loss	(17,893)	(52,515)	34,622

Interest expense and income, net	(6,608)	(5,764)	(844)
Other income	2,978	2,259	719
Loss before income taxes	(21,523)	(56,020)	34,497
Income tax benefit	4,484	685	3,799
Net loss	(17,039)	(55,335)	38,296
Less: Net income attributable to noncontrolling interest	—	122	(122)
Net loss attributable to Civeo Corporation	(17,039)	(55,457)	38,418
Dividends attributable to preferred shares	459	—	459
Net loss attributable to Civeo common shareholders	$(17,498)	$(55,457)	$37,959

We reported net loss attributable to Civeo for the quarter ended March 31, 2019 of $17.5 million, or $0.11 per diluted share.

We reported net loss attributable to Civeo for the quarter ended March 31, 2018 of $55.5 million, or $0.42 per diluted share. As further discussed below, net loss for the first quarter of 2018 included (i) a $28.7 million pre-tax loss ($28.7 million after-tax, or $0.22 per diluted share) resulting from the impairment of fixed assets included in Impairment expense, and (ii) costs totaling $1.0 million ($1.0 million after-tax, or $0.01 per diluted share) incurred in connection with the Noralta acquisition, included in SG&A expense below.

Revenues. Consolidated revenues increased $7.0 million, or 7%, in the first quarter of 2019 compared to the first quarter of 2018. This increase was primarily due to increases in Canada due to the completion of the acquisition of Noralta Lodge Ltd. (Noralta) in the second quarter of 2018 and increased food service and other services revenue in the first quarter of 2019 compared to the first quarter of 2018. Additionally, higher activity levels in certain markets in Australia and the U.S. contributed to increased revenues. This was partially offset by weaker Canadian and Australian dollars relative to the U.S. dollar and lower mobile facility rental revenue in the first quarter of 2019 compared to the first quarter of 2018. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales increased $1.9 million, or 2%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to increases in Canada due to the Noralta acquisition in the second quarter of 2018 and increased food service and other services revenue in the first quarter of 2019 compared to the first quarter of 2018. This was partially offset by weaker Canadian and Australian dollars relative to the U.S. dollar and lower mobile facility rental activity in the first quarter of 2019 compared to the first quarter of 2018. Please see the discussion of segment results of operations below for further description.

Selling, General and Administrative Expenses. SG&A expense decreased $0.4 million, or 3%, in the first quarter of 2019 compared to the first quarter of 2018. This decrease was primarily due to lower professional fees.

Depreciation and Amortization Expense. Depreciation and amortization expense was flat in the first quarter of 2019 compared to the first quarter of 2018. Increases are due to additional property, plant and equipment acquired through recent acquisitions, as well as incremental intangible amortization expense related to our acquisitions, were almost entirely offset by reduced depreciation expense resulting from impairments recorded in 2018 and weaker Canadian and Australian dollars relative to the U.S. dollar in the first quarter of 2019 compared to the first quarter of 2018.

Impairment Expense. We recorded pre-tax impairment expense of $28.7 million in the first quarter of 2018 associated with long-lived assets in our Canadian segment. Please see Note 6 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Operating Loss. Consolidated operating loss decreased $34.6 million, or 66%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to the impairment expense recorded in the first quarter of 2018 and increased activity levels in certain U.S. markets in the first quarter of 2019.

Interest Expense and Interest Income, net. Net interest expense increased by $0.8 million, or 15%, in the first quarter of 2019 compared to the first quarter of 2018, primarily related to higher revolving credit facility borrowings to fund the Noralta acquisition.

Other Income. Consolidated other income increased $0.7 million, or 32%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to $1.5 million of other income for proceeds received in the first quarter of 2019 from an insurance claim related to the closure of a lodge in 2018 for maintenance-related operational issues, partially offset by lower gain on sale of assets in the first quarter of 2019 compared to the first quarter of 2018.

Income Tax Benefit. Our income tax benefit for the three months ended March 31, 2019 totaled $4.5 million, or 20.8% of pretax loss, compared to a benefit of $0.7 million, or 1.2% of pretax loss, for the three months ended March 31, 2018.  The variance in the effective rate between 2019 and 2018 is due to the change in jurisdictions which are considered loss jurisdictions for tax accounting purposes.  For the three months ended March 31, 2018, Canada, Australia and the U.S. were considered loss jurisdictions, while for the three months ended March 31, 2019, only Australia was considered a loss jurisdiction.  Additionally, the effective tax rate in 2018 was impacted by discrete items totaling $1.0 million.

Other Comprehensive Income (Loss). Other comprehensive income increased $13.2 million in the first quarter of 2019 compared to the first quarter of 2018, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 2% in the first quarter of 2019 compared to a 3% decrease in the first quarter of 2018. The Australian dollar exchange rate compared to the U.S. dollar increased 1% in the first quarter of 2019 compared to a 2% decrease in the first quarter of 2018.

Segment Results of Operations – Canadian Segment

	Three Months Ended March 31,
	2019	2018	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$57,652	$50,647	$7,005
Mobile facility rental revenue (2)	781	7,794	(7,013)
Food service and other services revenue (3)	8,337	3,739	4,598
Manufacturing revenue (4)	—	1,210	(1,210)
Total revenues	$66,770	$63,390	$3,380

Cost of sales and services ($ in thousands)
Accommodation cost	$42,217	$37,038	$5,179
Mobile facility rental cost	649	7,404	(6,755)
Food service and other services cost	8,236	3,218	5,018
Manufacturing cost	189	1,239	(1,050)
Indirect other cost	3,356	2,997	359
Total cost of sales and services	$54,647	$51,896	$2,751

Gross margin as a % of revenues	18.2%	18.1%	—%

Average daily rate for lodges (5)	$92	$88	$4

Total billed rooms for lodges (6)	625,992	572,888	53,104

Average Canadian dollar to U.S. dollar	$0.752	$0.791	$(0.039)

(1)	Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to mobile camps for the periods presented.

(3)	Includes revenues related to food services, laundry and water and wastewater treatment services for the periods presented.

(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.

(5)	Average daily rate is based on billed rooms and accommodation revenue.

(6)	Billed rooms represents total billed days for the periods presented.

Our Canadian segment reported revenues in the first quarter of 2019 that were $3.4 million, or 5%, higher than the first quarter of 2018. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 5% in the first quarter of 2019 compared to the first quarter of 2018 resulted in a $3.4 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced a 20% increase in accommodation revenues. This increase was driven by the Noralta acquisition in the second quarter of 2018 partially offset by lower room demand from major customers in the core oil sands lodges related to extended holiday downtime and the continued impact of provincially imposed oil production curtailments. Additionally, increased food services activity, due to a new food services project with an oilsands customer, was partially offset by reduced mobile facility rental revenue as 2018 included a pipeline related project.

Our Canadian segment cost of sales and services increased $2.8 million, or 5%, in the first quarter of 2019 compared to the first quarter of 2018. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 5% in the first quarter of 2019 compared to the first quarter of 2018 resulted in a $2.8 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rates, the increased cost of sales and services was driven by the Noralta acquisition in the second quarter of 2018 and increased food services activity, partially offset by reduced mobile facility rental cost of sales as 2018 included a pipeline related project.

Our Canadian segment gross margin as a percentage of revenues was 18% in the first quarter of 2019 and 2018. The margin was flat, with higher average daily rates for lodges being offset by reduced occupancy levels in certain lodges, impacting operating efficiencies at these lower levels. In addition, food services margins decreased due to lower rates in certain contracts, offset by a greater proportion of accommodation revenue, which generates higher margin percentages.

Segment Results of Operations – Australian Segment

	Three Months Ended March 31,
	2019	2018	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$28,421	$27,698	$723
Food service and other services revenue (2)	—	$177	$(177)
Total revenues	$28,421	$27,875	$546

Cost of sales ($ in thousands)
Accommodation cost	$14,397	$14,506	$(109)
Food service and other services cost	—	163	(163)
Indirect other cost	602	664	(62)
Total cost of sales and services	$14,999	$15,333	$(334)

Gross margin as a % of revenues	47.2%	45.0%	2.2%

Average daily rate for villages (3)	$74	$81	$(7)

Total billed rooms for villages (4)	382,581	341,579	41,002

Australian dollar to U.S. dollar	$0.712	$0.786	$(0.074)

(1)	Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to food services and other services, including facilities management for the periods presented.

(3)	Average daily rate is based on billed rooms and accommodation revenue.

(4)	Billed rooms represents total billed days for the periods presented.

Our Australian segment reported revenues in the first quarter of 2019 that were $0.5 million, or 2%, higher than the first quarter of 2018. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 9% in the first quarter of 2019 compared to the first quarter of 2018 resulted in a $2.9 million period-over-period decrease in revenues and a $7 reduction in the average daily rate. Excluding the impact of the weaker Australian exchange rates, the Australian segment experienced a 13% increase in revenues due to increased activity at our Bowen Basin villages partially offset by decreased activity at our Gunnedah Basin villages.

Our Australian segment cost of sales decreased $0.3 million, or 2%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease was primarily driven by the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues increased to 47% in the first quarter of 2019 from 45% in the first quarter of 2018. This was primarily driven by improved margins at our Bowen Basin villages as a result of increased occupancy.

Segment Results of Operations – U.S.

	Three Months Ended March 31,
	2019	2018	Change
Revenues ($ in thousands)	$13,359	$10,239	$3,120

Cost of sales ($ in thousands)	$9,984	$10,472	$(488)

Gross margin as a % of revenues	25.3%	(2.3)%	27.5%

Our U.S. segment reported revenues in the first quarter of 2019 that were $3.1 million, or 30%, higher than the first quarter of 2018.  The increase was primarily due to greater U.S. drilling and completion activity in the Bakken, Rockies, mid Continent and Texas markets benefiting our lodge and wellsite businesses and a full quarter of operations from our Acadian

Acres Lodge, which we acquired in late February 2018. These increases were partially offset by lower revenues from our offshore business resulting from lower project activity.

Our U.S. cost of sales decreased $0.5 million, or 5%, in the first quarter of 2019 compared to the first quarter of 2018. The decrease was driven by reduced activity in our offshore business partially offset by higher cost of sales in the lodge and wellsite businesses related to greater activity.

Our U.S. segment gross margin as a percentage of revenues increased from (2)% in the first quarter of 2018 to 25% in the first quarter of 2019 primarily due to greater U.S. drilling and completion activity in the Bakken, Rockies, mid Continent and Texas markets benefiting our lodge and wellsite businesses and a full quarter of operations from our Acadian Acres Lodge, which we acquired in late February 2018.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our hospitality services, developing new lodges and villages, purchasing or leasing land, and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under the Amended Credit Agreement (as defined below) and proceeds from equity issuances. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions, refinance debt or retire preferred shares.

The following table summarizes our consolidated liquidity position as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Lender commitments (1)	$239,500	$239,500
Reductions in availability (2)	(39,111)	(14,469)
Borrowings against revolving credit capacity	(139,029)	(131,266)
Outstanding letters of credit	(3,374)	(3,445)
Unused availability	57,986	90,320
Cash and cash equivalents	7,992	12,372
Total available liquidity	$65,978	$102,692

(1)
We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.7 million and A$0.7 million under this facility outstanding as of March 31, 2019 and December 31, 2018, respectively.

(2)
As of March 31, 2019, $39.1 million of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement. As of December 31, 2018, $14.5 million of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement.

Cash totaling $6.3 million was provided by operations during the three months ended March 31, 2019, compared to $2.8 million provided by operations during the three months ended March 31, 2018. Net cash used by changes in operating assets and liabilities was $3.3 million during the three months ended March 31, 2019 and 2018.

Cash was used in investing activities during the three months ended March 31, 2019 in the amount of $3.7 million, compared to cash used in investing activities during the three months ended March 31, 2018 in the amount of $23.6 million.  The decrease in cash used in investing activities was primarily due to $23.8 million to fund the Acadian Acres asset acquisition in the first quarter of 2018.  Capital expenditures totaled $9.7 million and $2.7 million during the three months ended March 31, 2019 and 2018, respectively.  The increase in capital expenditures in the three months ended March 31, 2019 was related primarily to the expansion of the Sitka Lodge. Capital expenditures in the three months ended March 31, 2018 consisted primarily of routine maintenance capital expenditures.

We expect our capital expenditures for 2019, exclusive of any business acquisitions, to be in the range of $40 million to $45 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2019 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Amended Credit

Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

Net cash of $7.5 million was used by financing activities during the three months ended March 31, 2019 primarily due to net borrowings under our revolving credit facilities of $5.4 million, partially offset by repayments of term loan borrowings of $8.6 million and $4.3 million used to settle tax obligations on vested shares under our share based compensation plans. Net cash of $31.0 million was provided by financing activities during the three months ended March 31, 2018, primarily due to net borrowings under our revolving credit facilities of $35.6 million, partially offset by repayments of term loan borrowings of $4.1 million. Cash borrowed of $30.3 million under the Credit Agreement in the first quarter of 2018 was used to fund the Noralta acquisition, which closed on April 2, 2018.

The following table summarizes the changes in debt outstanding during the three months ended March 31, 2019 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2018	$362,258	$16,918	$—	$379,176
Borrowings under revolving credit facilities	80,324	—	—	80,324
Repayments of borrowings under revolving credit facilities	(60,724)	(14,204)	—	(74,928)
Repayments of term loans	(8,608)	—	—	(8,608)
Translation	7,418	124	—	7,542
Balance at March 31, 2019	$380,668	$2,838	$—	$383,506

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

Amended Credit Agreement

As of March 31, 2019, our Credit Agreement, as then amended to date (the Amended Credit Agreement), provided for: (i) a $239.5 million revolving credit facility scheduled to mature on November 30, 2020, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $159.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $325.0 million term loan facility scheduled to mature on November 30, 2020 in favor of Civeo.

The maximum leverage ratio financial covenant is set forth in the tables below.

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

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 4.00%, or a base rate plus 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a B/A Discount Rate based on the Canadian Dollar Offered Rate plus a margin of 2.25% to 4.00%, or a Canadian Prime rate plus a margin of 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Amended Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 4.00%, based on a ratio of our total debt to consolidated EBITDA.

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.75 to 1.0 (as of March 31, 2019).  As noted above, the permitted maximum leverage ratio changes over time.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of March 31, 2019.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of March 31, 2019, we have nine lenders that were parties to the Amended Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $110.6 million. As of March 31, 2019, we had outstanding letters of credit of $0.4 million under the U.S facility, $0.5 million under the Australian facility and $2.5 million under the Canadian facility.

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

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), subject to increase to up to 3% in certain circumstances, paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on March 31, 2019, thereby increasing the liquidation preference to $10,201 per share as of March 31, 2019. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, except for net borrowings under our revolving credit facilities, there were no material changes to this disclosures regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.  These estimates require significant judgments, assumptions and estimates.  We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2019, we had $383.5 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $3.8 million annually, based on our floating-rate debt obligations and interest rates in effect as of March 31, 2019.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.3 billion and A$0.4 billion, respectively, at March 31, 2019. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of March 31, 2019 would result in translation adjustments of approximately $27 million and $37 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

For additional information about our risk factors, please read the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
January 1, 2019 - January 31, 2019	13,474	(1)	$1.97	(2)	—	—
February 1, 2019 - February 28, 2019	1,625,694	(1)	$2.59	(2)	—	—
March 1, 2019 - March 31, 2019	—		—		—	—
Total	1,639,168		$2.46		—	—

(1)
Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants' personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)
The price paid per share was based on the closing price of our common shares on January 8, 2019, January 19, 2019, February 11, 2019, February 20, 2019, February 21, 2019 and February 23, 2019, the respective dates as of which the restrictions lapsed on such shares.

(3)	We did not have at any time during the quarter ended March 31, 2019, and currently do not have, a share repurchase program in place.

ITEM 6. Exhibits

(a)	INDEX OF EXHIBITS

Exhibit No.		Description

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
---------

*	Filed herewith.
**	Furnished herewith.

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

CIVEO CORPORATION

Date: April 26, 2019	By /s/ Frank C. Steininger
Frank C. Steininger
Executive Vice President, Chief Financial Officer and
Treasurer (Duly Authorized Officer and Principal
Financial Officer)