Form 10-Q
period 2019-06-30
Civeo Corp
filed 2019-07-29
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________
Commission file number: 001-36246
Civeo Corporation

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1253716
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Allen Center, 333 Clay Street, Suite 4980,	77002
Houston, Texas	(Zip Code)
(Address of principal executive offices)
(713) 510-2400
(Registrant’s telephone number, including area code)

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, no par value	CVEO	New York Stock Exchange
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

The Registrant had 169,531,595 common shares outstanding as of July 22, 2019.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Service and other	$112,719	$122,069	$212,798	$215,152
Rental	7,625	4,417	14,115	7,738
Product	1,809	3,691	3,790	8,791
	122,153	130,177	230,703	231,681
Costs and expenses:
Service and other costs	77,659	81,694	150,303	150,500
Rental costs	6,357	5,318	11,507	9,840
Product costs	1,224	2,443	3,060	6,816
Selling, general and administrative expenses	12,530	21,821	28,626	38,335
Depreciation and amortization expense	30,996	34,270	61,778	65,034
Impairment expense	5,546	—	5,546	28,661
Other operating expense (income)	(103)	132	(168)	511
	134,209	145,678	260,652	299,697
Operating loss	(12,056)	(15,501)	(29,949)	(68,016)

Interest expense	(6,720)	(7,103)	(13,355)	(12,925)
Loss on extinguishment of debt	—	(748)	—	(748)
Interest income	22	18	49	76
Other income	1,055	252	4,033	2,511
Loss before income taxes	(17,699)	(23,082)	(39,222)	(79,102)
Income tax benefit	2,850	23,371	7,334	24,056
Net income (loss)	(14,849)	289	(31,888)	(55,046)
Less: Net income attributable to noncontrolling interest	—	122	—	244
Net income (loss) attributable to Civeo Corporation	(14,849)	167	(31,888)	(55,290)
Less: Dividends attributable to Class A preferred shares	461	48,488	920	48,488
Net loss attributable to Civeo common shareholders	$(15,310)	$(48,321)	$(32,808)	$(103,778)

Per Share Data (see Note 9)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.09)	$(0.29)	$(0.20)	$(0.70)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.09)	$(0.29)	$(0.20)	$(0.70)

Weighted average number of common shares outstanding:
Basic	167,532	165,373	166,437	148,595
Diluted	167,532	165,373	166,437	148,595
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$(14,849)	$289	$(31,888)	$(55,046)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of taxes of zero	1,084	(16,434)	6,463	(24,255)
Total other comprehensive income (loss)	1,084	(16,434)	6,463	(24,255)

Comprehensive loss	(13,765)	(16,145)	(25,425)	(79,301)
Less: Comprehensive income attributable to noncontrolling interest	—	120	—	242
Comprehensive loss attributable to Civeo Corporation	$(13,765)	$(16,265)	$(25,425)	$(79,543)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,459	$12,372
Accounts receivable, net	90,763	70,223
Inventories	4,421	4,313
Prepaid expenses	9,535	7,036
Other current assets	4,156	3,556
Assets held for sale	8,228	10,297
Total current assets	130,562	107,797

Property, plant and equipment, net	636,038	658,905
Goodwill	121,674	114,207
Other intangible assets, net	108,962	119,409
Operating lease right-of-use assets	22,446	—
Other noncurrent assets	723	1,359
Total assets	$1,020,405	$1,001,677

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$30,796	$28,334
Accrued liabilities	14,691	15,956
Income taxes	562	310
Current portion of long-term debt	34,833	33,329
Deferred revenue	2,621	3,035
Other current liabilities	9,003	5,719
Total current liabilities	92,506	86,683

Long-term debt, less current maturities	368,247	342,908
Deferred income taxes	10,941	18,442
Operating lease liabilities	17,866	—
Other noncurrent liabilities	20,799	18,220
Total liabilities	510,359	466,253

Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042 shares issued and outstanding, respectively; aggregate liquidation preference of $92,698,094 as of June 30, 2019)	57,200	56,280
Common shares (no par value; 550,000,000 shares authorized, 171,631,231 shares and 166,392,479 shares issued, respectively, and 169,531,595 shares and 165,932,334 shares outstanding, respectively)	—	—
Additional paid-in capital	1,567,162	1,562,133
Accumulated deficit	(744,058)	(710,551)
Common shares held in treasury at cost, 2,099,636 and 460,145 shares, respectively	(5,472)	(1,189)
Accumulated other comprehensive loss	(364,786)	(371,249)
Total Civeo Corporation shareholders’ equity	510,046	535,424
Noncontrolling interest	—	—
Total shareholders’ equity	510,046	535,424
Total liabilities and shareholders’ equity	$1,020,405	$1,001,677
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, March 31, 2018	$—	$—	$1,390,634	$(634,176)	$(952)	$(336,034)	$120	$419,592
Net income (loss)	—	—	—	167	—	—	122	289
Currency translation adjustment	—	—	—	—	—	(16,432)	(2)	(16,434)
Dividends paid	—	—	—	—	—	—	(121)	(121)
Issuance of shares for acquisitions	6,972	—	162,392	—	—	—	—	169,364
Dividends attributable to Class A preferred shares	48,333	—	155	(48,488)	—	—	—	—
Share-based compensation	—	—	2,813	—	(38)	—	—	2,775
Balance, June 30, 2018	$55,305	$—	$1,555,994	$(682,497)	$(990)	$(352,466)	$119	$575,465

Balance, March 31, 2019	$56,739	$—	$1,564,667	$(728,748)	$(5,471)	$(365,870)	$—	$521,317
Net income (loss)	—	—	—	(14,849)	—	—	—	(14,849)
Currency translation adjustment	—	—	—	—	—	1,084	—	1,084
Dividends attributable to Class A preferred shares	461	—	—	(461)	—	—	—	—
Share-based compensation	—	—	2,495	—	(1)	—	—	2,494
Balance, June 30, 2019	$57,200	$—	$1,567,162	$(744,058)	$(5,472)	$(364,786)	$—	$510,046

Balance, December 31, 2017	$—	$—	$1,383,934	$(579,113)	$(358)	$(328,213)	$117	$476,367
Net income (loss)	—	—	—	(55,290)	—	—	244	(55,046)
Currency translation adjustment	—	—	—	—	—	(24,253)	(2)	(24,255)
Dividends paid	—	—	—	—	—	—	(240)	(240)
Cumulative effect of implementation of ASU 2014-09	—	—	—	394	—	—	—	394
Issuance of shares for acquisitions	6,972	—	166,892	—	—	—	—	173,864
Dividends attributable to Class A preferred shares	48,333	—	155	(48,488)	—	—	—	—
Share-based compensation	—	—	5,013	—	(632)	—	—	4,381
Balance, June 30, 2018	$55,305	$—	$1,555,994	$(682,497)	$(990)	$(352,466)	$119	$575,465

Balance, December 31, 2018	$56,280	$—	$1,562,133	$(710,551)	$(1,189)	$(371,249)	$—	$535,424
Net income (loss)	—	—	—	(31,888)	—	—	—	(31,888)
Currency translation adjustment	—	—	—	—	—	6,463	—	6,463
Cumulative effect of implementation of ASU 2016-02	—	—	—	(699)	—	—	—	(699)
Dividends attributable to Class A preferred shares	920	—	—	(920)	—	—	—	—
Share-based compensation	—	—	5,029	—	(4,283)	—	—	746
Balance, June 30, 2019	$57,200	$—	$1,567,162	$(744,058)	$(5,472)	$(364,786)	$—	$510,046

	Preferred Shares (in thousands)	Common Shares (in thousands)
Balance, December 31, 2018	9,042	165,932
Stock-based compensation	—	3,600
Balance, June 30, 2019	9,042	169,532
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(31,888)	$(55,046)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,778	65,034
Impairment charges	5,546	28,661
Loss on extinguishment of debt	—	748
Deferred income tax benefit	(7,855)	(23,661)
Non-cash compensation charge	5,029	5,013
Gains on disposals of assets	(1,371)	(2,332)
Provision for loss on receivables, net of recoveries	(56)	(58)
Other, net	1,444	3,065
Changes in operating assets and liabilities:
Accounts receivable	(18,616)	10,661
Inventories	(3)	3,111
Accounts payable and accrued liabilities	135	(16,668)
Taxes payable	244	(1,250)
Other current and noncurrent assets and liabilities, net	(4,427)	(3,301)
Net cash flows provided by operating activities	9,960	13,977

Cash flows from investing activities:
Capital expenditures	(21,208)	(5,943)
Payments related to acquisitions, net of cash acquired	—	(185,200)
Proceeds from disposition of property, plant and equipment	4,448	3,438
Other, net	1,762	110
Net cash flows used in investing activities	(14,998)	(187,595)

Cash flows from financing activities:
Revolving credit borrowings	135,862	232,123
Revolving credit repayments	(108,108)	(70,067)
Term loan repayments	(17,398)	(11,068)
Debt issuance costs	—	(2,742)
Taxes paid on vested shares	(4,283)	(632)
Net cash flows provided by financing activities	6,073	147,614

Effect of exchange rate changes on cash	52	(1,857)
Net change in cash and cash equivalents	1,087	(27,861)
Cash and cash equivalents, beginning of period	12,372	32,647

Cash and cash equivalents, end of period	$13,459	$4,786

Non-cash investing activities:
Value of common shares issued as consideration for acquisitions	$—	$119,297
Value of preferred shares issued as consideration for acquisition	$—	$54,821

Non-cash financing activities:
Preferred dividends paid-in-kind	$920	$484
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

The accompanying unaudited consolidated financial statements of Civeo have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) has been condensed or omitted pursuant to those rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which Civeo considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of Civeo at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the consolidated statements of operations for the three and six months ended June 30, 2018 to conform to current year presentation.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which replaces the existing guidance for lease accounting. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2018 and interim periods within the reporting periods. We have adopted this standard effective January 1, 2019 using the optional transition method, which allows us upon adoption to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit for the application of the standard to our existing leases. Upon adoption of this standard, we recognized a cumulative effect adjustment of $0.7 million (net of $0.2 million of taxes) to increase accumulated deficit in the accompanying unaudited consolidated balance sheet as of June 30, 2019. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for certain leases. We elected the package of practical expedients, which among other things, allowed us to carry forward the historical lease identification and classification. In addition, we have elected the short-term lease recognition exemption for all leases that qualify. Accordingly, we did not recognize right-of-use assets or lease liabilities for leases with terms shorter than 12 months. Our evaluation process included reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the available practical expedients in order to determine the best implementation strategy. We determined that certain of our accommodation contracts with customers contain both a lease and non-lease or service component and in those instances concluded the service component was the predominant component. As a result, we elected the practical expedient under ASU 2018-11, which allows us to combine the lease and non-lease components of revenues as Service and other revenues for presentation purposes in accordance with Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606). We also have identified certain arrangements with customers whereby we are a lessor for the rental of mobile camp assets primarily in our U.S segment. For arrangements where we are the lessor, the adoption of the new lease standard did not have a material impact on our financial statements as all of our leases are operating leases, which will result in straight-line recognition of rental revenue. Adoption of the new standard resulted in $21.3 million of operating lease right-of-use assets and $22.4 million of operating lease liabilities as of January 1, 2019. Please see Note 14 – Leases for further information.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.	REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Canada
Accommodation revenues	$66,183	$80,620	$123,835	$131,267
Mobile facility rental revenues	1,819	2,107	2,600	9,901
Food service and other services revenues	9,086	3,716	17,423	7,455
Manufacturing revenues	1,014	75	1,014	1,285
Total Canada revenues	78,102	86,518	144,872	149,908

Australia
Accommodation revenues	$30,996	$29,966	$59,417	$57,664
Food service and other services revenues	—	611	—	788
Total Australia revenues	30,996	30,577	59,417	58,452

United States
Accommodation revenues	$4,775	$5,177	$9,699	$8,343
Mobile facility rental revenues	7,626	4,533	14,223	8,110
Manufacturing revenues	607	3,329	2,402	6,793
Food service and other services revenues	47	43	90	75
Total United States revenues	13,055	13,082	26,414	23,321

Total revenues	$122,153	$130,177	$230,703	$231,681

As of June 30, 2019, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue (in thousands):

	For the years ending December 31,
	2019	2020	2021	Thereafter	Total
Revenue expected to be recognized as of June 30, 2019	$55,246	$85,117	$30,255	$21,911	$192,529

4.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of June 30, 2019 and December 31, 2018, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the second quarter of 2019 and the first quarter of 2018, we wrote down certain long-lived assets to fair value. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. Please see Note 6 – Impairment Charges for further information.

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

5.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2019 and December 31, 2018 is presented below (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable, net:
Trade	$66,886	$48,875
Unbilled revenue	23,654	21,169
Other	449	555
Total accounts receivable	90,989	70,599
Allowance for doubtful accounts	(226)	(376)
Total accounts receivable, net	$90,763	$70,223

	June 30, 2019	December 31, 2018
Inventories:
Finished goods and purchased products	$2,493	$2,461
Work in process	832	945
Raw materials	1,096	907
Total inventories	$4,421	$4,313

	Estimated Useful Life (in years)			June 30, 2019	December 31, 2018
Property, plant and equipment, net:
Land				$43,411	$46,805
Accommodations assets	3	—	15	1,692,033	1,650,758
Buildings and leasehold improvements	7	—	20	25,935	25,168
Machinery and equipment	4	—	15	11,105	10,693
Office furniture and equipment	3	—	7	55,898	54,459
Vehicles	3	—	5	14,416	14,589
Construction in progress				21,864	7,119
Total property, plant and equipment				1,864,662	1,809,591
Accumulated depreciation				(1,228,624)	(1,150,686)
Total property, plant and equipment, net				$636,038	$658,905

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	June 30, 2019	December 31, 2018
Accrued liabilities:
Accrued compensation	$11,295	$13,545
Accrued taxes, other than income taxes	2,434	2,177
Accrued interest	29	5
Other	933	229
Total accrued liabilities	$14,691	$15,956

6.	IMPAIRMENT CHARGES AND ASSET RETIREMENT OBLIGATIONS

Quarter ended June 30, 2019. During the second quarter of 2019, we identified indicators that certain long-lived assets in Australia may be impaired due to market developments, including the non-renewal of certain land development approval agreements. We assessed the carrying values of the related assets to determine if they continued to be recoverable based on estimated future cash flows.  Based on the assessment, the carrying values were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of the assets to their respective carrying values. Accordingly, the assets were written down to their estimated fair values of $0.5 million. As a result of the analysis described above, we recorded an impairment expense of $4.5 million.

Additionally, during the second quarter of 2019, we identified a liability related to an asset retirement obligation (ARO) at one of our villages in Australia that should have been recorded in 2011. We determined that the error was not material to our previously issued financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, and therefore, corrected the error in the second quarter of 2019. Specifically, we recorded the following amounts in our second quarter 2019 unaudited consolidated statement of operations related to prior periods: (1) additional accretion expense related to the ARO of $0.9 million, (2) additional depreciation and amortization expense of $0.5 million related to amortization of the related asset retirement cost and (3) additional impairment expense related to the impairment of the asset retirement cost of $1.0 million offset by recognition of an ARO liability totaling $2.3 million as of June 30, 2019.

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

Transaction Costs. During the three months ended June 30, 2018, we recognized $5.6 million of costs in connection with the Noralta acquisition that are included in Service and other costs ($0.2 million) and SG&A expenses ($5.4 million). During the six months ended June 30, 2018, we recognized $6.6 million of costs in connection with the Noralta acquisition that are included in Service and other costs ($0.2 million) and SG&A expenses ($6.4 million).

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

Certain undeveloped land positions in the British Columbia LNG market in our Canadian segment previously met the criteria of held for sale. During the first quarter of 2019, we received $4.0 million in proceeds from the sale of four different land positions. The remaining assets are recorded at the estimated fair value less costs to sell of approximately $1.7 million.

In addition, as a result of the Noralta acquisition, Noralta’s corporate offices located on two adjacent property titles in Nisku, Alberta, Canada were closed. During the fourth quarter of 2018, we sold one property. The remaining property is recorded at the estimated fair value less costs to sell of approximately $1.8 million and was the same value used in the purchase price allocation.

The following table summarizes the carrying amount as of June 30, 2019 and December 31, 2018 of the assets classified as held for sale (in thousands):

	June 30, 2019	December 31, 2018
Assets held for sale:
Property, plant and equipment, net	$8,228	$10,297
Total assets held for sale	$8,228	$10,297

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

9.	EARNINGS PER SHARE

The calculation of earnings per share attributable to Civeo is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic Loss per Share
Net loss attributable to Civeo common shareholders	$(15,310)	$(48,321)	$(32,808)	$(103,778)
Less: undistributed net income to participating securities	—	—	—	—
Net loss attributable to Civeo common shareholders - basic	$(15,310)	$(48,321)	$(32,808)	$(103,778)

Weighted average common shares outstanding - basic	167,532	165,373	166,437	148,595

Basic loss per share	$(0.09)	$(0.29)	$(0.20)	$(0.70)

Diluted Loss per Share
Net loss attributable to Civeo common shareholders - basic	$(15,310)	$(48,321)	$(32,808)	$(103,778)
Less: undistributed net income to participating securities	—	—	—	—
Net loss attributable to Civeo common shareholders - diluted	$(15,310)	$(48,321)	$(32,808)	$(103,778)

Weighted average common shares outstanding - basic	167,532	165,373	166,437	148,595
Effect of dilutive securities (1)	—	—	—	—
Weighted average common shares outstanding - diluted	167,532	165,373	166,437	148,595

Diluted loss per share	$(0.09)	$(0.29)	$(0.20)	$(0.70)

(1)
When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized the basic shares outstanding amount to calculate both basic and diluted loss per share for the three and six months ended June 30, 2019 and 2018. In the three months ended June 30, 2019 and 2018, we excluded from the calculation 3.7 million and 4.1 million share based awards, respectively, since the effect would have been anti-dilutive. In the six months ended June 30, 2019 and 2018, we excluded from the calculation 3.7 million and 3.5 million share based awards, respectively, since the effect would have been anti-dilutive. In the three and six months ended June 30, 2019, we excluded from the calculation the impact of converting the Preferred Shares into 28.1 million common shares, since the effect would have been anti-dilutive. In the three and six months ended June 30, 2018, we excluded from the calculation the impact of converting the Preferred Shares into 29.5 million common shares, since the effect would have been anti-dilutive.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

10.	DEBT

As of June 30, 2019 and December 31, 2018, long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Canadian term loan, which matures on November 30, 2020; 3.125% of aggregate principal repayable per quarter; weighted average interest rate of 5.7% for the six-month period ended June 30, 2019	$240,849	$247,910

U.S. revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 7.1% for the six-month period ended June 30, 2019	5,500	—

Canadian revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 6.6% for the six-month period ended June 30, 2019	156,870	114,348

Australian revolving credit facility, which matures on November 30, 2020, weighted average interest rate of 5.5% for the six-month period ended June 30, 2019	2,103	16,918
	405,322	379,176
Less: Unamortized debt issuance costs	2,242	2,939
Total debt	403,080	376,237
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	34,833	33,329
Long-term debt, less current maturities	$368,247	$342,908

We did not have any capitalized interest to net against interest expense for the three or six months ended June 30, 2019 or 2018.

Amended Credit Agreement

As of June 30, 2019, our Credit Agreement, as then amended to date (the Amended Credit Agreement), provided for: (i) a $239.5 million revolving credit facility scheduled to mature on November 30, 2020, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $159.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $325.0 million term loan facility scheduled to mature on November 30, 2020 in favor of Civeo.

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.5 to 1.0 (as of June 30, 2019).  As noted above, the permitted maximum leverage ratio changes over time.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of June 30, 2019.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of June 30, 2019, we have nine lenders that were parties to the Amended Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $110.6 million. As of June 30, 2019, we had outstanding letters of credit of $0.3 million under the U.S facility, $0.5 million under the Australian facility and $2.6 million under the Canadian facility.

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

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions.  Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of June 30, 2019, Australia and the U.S. were considered loss jurisdictions for tax accounting purposes and have been removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Our income tax benefit for the six months ended June 30, 2019 totaled $7.3 million, or 18.7% of pretax loss, compared to a benefit of $24.1 million, or 30.4% of pretax loss, for the six months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019 and 2018 was reduced approximately 3% and 5%, respectively, by the exclusion of Australia and the U.S. for purposes of computing the interim tax provision since they are considered loss jurisdictions for tax accounting purposes. Additionally, the effective tax rate for the six months ended June 30, 2018 was impacted by a tax benefit of $4.9 million that was recorded in the second quarter 2018 to reverse a valuation allowance previously recorded in Canada.

Our income tax benefit for the three months ended June 30, 2019 totaled $2.9 million, or 16.1% of pretax loss, compared to a benefit of $23.4 million, or 101.3% of pretax loss, for the three months ended June 30, 2018.  The effective tax rate for the three months ended June 30, 2018 was impacted by an increase in the 2018 effective tax rate due to Canada no longer being considered a loss jurisdiction in the quarter, as a result of the acquisition of Noralta on April 2, 2018. Under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date provision.

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

Our accumulated other comprehensive loss decreased $6.5 million from $371.2 million at December 31, 2018 to $364.8 million at June 30, 2019, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first six months of 2019 were primarily driven by the Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.3 billion and A$0.4 billion, respectively, at June 30, 2019.

14.	LEASES

We have operating leases covering certain land locations and various office facilities and equipment in our three reportable business segments. Our leases have remaining lease terms of one year to nine years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 90 days.

The components of lease expense were $1.7 million and $1.6 million under operating leases during the three month periods ended June 30, 2019 and 2018, respectively. The components of lease expense were $3.3 million and $2.8 million under operating leases during the six month periods ended June 30, 2019 and 2018, respectively. Included in the measurement of lease liabilities, we paid $1.7 million and $3.1 million in cash related to operating leases during the three and six month periods ended June 30, 2019, respectively. Right-of-use assets obtained in exchange for new lease obligations related to operating leases during the three and six months ended June 30, 2019 were $1.3 million and $3.0 million, respectively.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Supplemental balance sheet information related to leases were as follows (in thousands):

June 30, 2019
Operating leases
Operating lease right-of-use assets	$22,446

Other current liabilities	$5,744
Operating lease liabilities	17,866
Total operating lease liabilities	$23,610

Weighted average remaining lease term
Operating leases	5.8 years
Weighted average discount rate
Operating leases	5.9%

Maturities of operating lease liabilities at June 30, 2019, were as follows (in thousands):

For the years ending December 31,
2019	$3,598
2020	6,314
2021	4,254
2022	3,160
2023	2,479
Thereafter	7,663
Total lease payments	27,468
Less imputed interest	3,858
Total	$23,610

15.	SHARE BASED COMPENSATION

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board of Directors and the Compensation Committee of our Board of Directors to approve grants of options, awards of restricted shares, performance awards, phantom share awards and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 18.7 million Civeo common shares may be awarded under the Civeo Plan.

Outstanding Awards

Options. Compensation expense associated with options recognized in the three and six month periods ended June 30, 2019 and 2018 totaled zero and less than $0.1 million, respectively. There was no unrecognized compensation cost related to options.

Restricted Share / Deferred Share Awards. On February 25, 2019, we granted 1,251,353 restricted share awards and deferred share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 25, 2020. On May 16, 2019, we granted 449,100 restricted share awards to our non-employee directors, which vest in their entirety on May 16, 2020.

Compensation expense associated with restricted share awards and deferred share awards recognized in the three months ended June 30, 2019 and 2018 totaled $1.4 million and $1.6 million, respectively. Compensation expense associated with restricted share awards and deferred share awards recognized in the six months ended June 30, 2019 and 2018 totaled $2.8 million and $2.9 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the three months ended June 30, 2019 and 2018 was $0.4 million and $0.9 million, respectively.  The total fair value of restricted share awards and deferred share awards that vested during the six months ended June 30, 2019 and 2018 was $3.9 million and $3.4 million, respectively.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

At June 30, 2019, unrecognized compensation cost related to restricted share awards and deferred share awards was $8.3 million, which is expected to be recognized over a weighted average period of 1.8 years.

Phantom Share Awards. On February 25, 2019, we granted 1,144,407 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 25, 2020. We also granted 270,870 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 25, 2020.

During the three months ended June 30, 2019 and 2018, we recognized compensation expense associated with phantom shares totaling $0.3 million and $2.6 million, respectively. During the six months ended June 30, 2019 and 2018, we recognized compensation expense associated with phantom shares totaling $3.4 million and $6.0 million, respectively. At June 30, 2019, unrecognized compensation cost related to phantom shares was $2.4 million, as remeasured at June 30, 2019, which is expected to be recognized over a weighted average period of 2.5 years.

Performance Awards. On February 25, 2019, we granted 1,184,599 performance awards under the Civeo Plan, which cliff vest in three years on February 25, 2022. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group that includes 17 other companies.

During the three months ended June 30, 2019 and 2018, we recognized compensation expense associated with performance awards totaling $1.1 million and $1.2 million, respectively. During the six months ended June 30, 2019 and 2018, we recognized compensation expense associated with performance awards totaling $2.2 million and $2.2 million, respectively. The total fair value of performance share awards that vested during the three and six months ended June 30, 2019 was $10.1 million.

At June 30, 2019, unrecognized compensation cost related to performance shares was $7.2 million, which is expected to be recognized over a weighted average period of 2.1 years.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

16.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on hospitality services.

Financial information by business segment for each of the three months ended June 30, 2019 and 2018 is summarized in the following table (in thousands):

	Total Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2019
Canada	$78,102	$16,127	$(5,761)	$9,379	$842,551
Australia	30,996	10,068	(5,579)	898	276,525
United States	13,055	3,036	(1,356)	774	57,570
Corporate and eliminations	—	1,765	640	478	(156,241)
Total	$122,153	$30,996	$(12,056)	$11,529	$1,020,405

Three months ended June 30, 2018
Canada	$86,518	$19,245	$(7,436)	$1,409	$860,149
Australia	30,577	10,649	(1,099)	475	314,446
United States	13,082	2,861	(1,832)	1,029	61,243
Corporate and eliminations	—	1,515	(5,134)	334	(117,890)
Total	$130,177	$34,270	$(15,501)	$3,247	$1,117,948

Six months ended June 30, 2019
Canada	$144,872	$32,355	$(17,356)	$16,443	$842,551
Australia	59,417	19,825	(5,964)	1,833	276,525
United States	26,414	6,102	(2,317)	2,294	57,570
Corporate and eliminations	—	3,496	(4,312)	638	(156,241)
Total	$230,703	$61,778	$(29,949)	$21,208	$1,020,405

Six months ended June 30, 2018
Canada	$149,908	$35,756	$(47,739)	$2,481	$860,149
Australia	58,452	21,766	(4,265)	1,069	314,446
United States	23,321	4,467	(5,096)	1,898	61,243
Corporate and eliminations	—	3,045	(10,916)	495	(117,890)
Total	$231,681	$65,034	$(68,016)	$5,943	$1,117,948

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

17.	SUBSEQUENT EVENTS

On July 1, 2019, we acquired Action Industrial Catering (Action), located in Perth, Australia. We funded the purchase price of $17.0 million in cash through a combination of cash on hand and borrowings under our Amended Credit Agreement. Action's operations will be reported as part of our Australian reportable business segment starting with the third quarter of 2019.

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

During the first quarter of 2016, global oil prices dropped to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. Although prices began to increase in 2016 and continued to increase through the third quarter of 2018 due to global oil production cuts rebalancing supply/demand dynamics, oil prices decreased again during the fourth quarter of 2018 as OPEC oil production ramped up once again despite more concerns of decreasing global oil demand. In the first half of 2019, positive oil price trends are primarily related to OPEC oil production falling faster than the markets expected, leading to a more positive oil environment throughout the first half of the year.

WCS prices in the second quarter of 2019 averaged $47.39 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $49.93 in the second quarter of 2018. The WCS Differential decreased from $15.75 per barrel at the end of the fourth quarter of 2018 to $13.74 at the end of the second quarter 2019. On December 2, 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production. This curtailment resulted in a narrowing WCS Differential in December 2018, which ended the year at $15.75 per barrel, that has continued into the first half of 2019. As of July 22, 2019, the WTI price was $56.22 and the WCS price was $41.46, resulting in a WCS Differential of $14.76.

There remains a risk that prices for Canadian oil sands crude oil related products could deteriorate for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The depressed price levels through the first quarter of 2016 negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. Although we have seen an increase in oil prices since late 2016 through the second quarter of 2019, we are not expecting significant improvement in customer activity in the near-term, partially due to the volatility in the WCS Differential discussed above. The current outlook for expansionary projects in Canada is primarily related to proposed pipeline and in-situ oil sands projects. However, continued uncertainty and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets. Additionally, if oil prices decline, the resulting impact could negatively affect the value of our long-lived assets, including goodwill.

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

Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in West Texas, the mid Continent, the Bakken and the Rockies.  With the recovery in oil prices through the third quarter of 2018, coupled with ample capital availability for U.S. E&P companies, oil shale drilling and completion activity in the U.S. significantly increased in 2018.  The U.S. oil rig count has increased from its low of 316 rigs in May 2016 to over 885 during 2018, and 793 rigs were active at the end of the second quarter of 2019.  Further, this activity in the U.S. increased oil production from an average of 9.3 million barrels per day in 2017 to an average of 11.0 million barrels per day in 2018 and a year-to-date average of 11.9 million barrels per day through April 2019. With the fall in WTI oil prices in the fourth quarter of 2018 and a call by investors for U.S. E&P companies to generate free cash flow, the U.S. rig count has drifted lower. As of July 19, 2019, there were 779 active oil rigs in the U.S. (as measured by Bakerhughes.com).  U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region.  Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 4.9% during the first half of 2019 compared to the first half of 2018.  As of July 22, 2019, met coal spot prices were $179.10 per metric tonne. Current met coal pricing levels have not led our customers to approve many significant new projects.  We expect that customers will look for a period of sustained higher prices before the volume of new projects being approved increases.  Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. Our customers continue to actively implement cost, productivity and efficiency measures to further drive down their cost base.

On July 1, 2019, we completed the acquisition of Action Industrial Catering, a provider of catering and managed services to the remote mining industry in Western Australia. The acquisition enhances our service offering, geographic footprint and exposure to new commodities in Australia and underlines our focus on pursuing growth opportunities that fit within our core competencies and strategic direction.

Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)
Third Quarter through 7/22/2019	$57.87	$45.39	$207.00
6/30/2019	59.89	47.39	207.00
3/31/2019	54.87	44.49	210.00
12/31/2018	59.32	25.66	187.00
9/30/2018	69.61	41.58	196.00
6/30/2018	67.97	49.93	196.00
3/31/2018	62.89	37.09	235.00
12/31/2017	55.28	38.65	192.00
9/30/2017	48.16	37.72	170.00
6/30/2017	48.11	38.20	193.50
3/31/2017	51.70	38.09	285.00
12/31/2016	49.16	34.34	200.00
9/30/2016	44.88	30.67	92.50
6/30/2016	45.53	32.84	84.00

(1)	Source: WTI crude prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

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

In the last several years, however, several catalysts have emerged that we believe could have favorable intermediate to long-term implications for our core end markets. Since the announcement by OPEC in late November 2016 to cut production quotas and the subsequent rise in spot oil prices and future oil price expectations, certain operators with steam-assisted gravity drainage operations in the Canadian oil sands increased capital spending in 2017. Despite construction at the Fort Hill Energy LP project ending in early 2018, Canadian oil sands capital spending in 2018 was relatively flat, in the aggregate. OPEC announced additional production cuts in late 2018 in an effort to further support global oil prices. Also on December 2, 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production, which has helped increase WCS prices. Recent regulatory approvals of several major pipeline projects have the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. However, these projects have been delayed due to the lack of agreement between the Canadian federal government, which supports the pipeline projects, and the British Columbia provincial government. The Canadian federal government recently acquired Kinder Morgan’s Trans Mountain Pipeline, emphasizing their support for this particular project. Despite some resistance, the federal government approved the expansion of the Trans Mountain Pipeline project on June 18, 2019 and is currently working through the construction timeline. Additionally, we believe that the Keystone XL pipeline in the U.S., if constructed, would be a positive catalyst for Canadian oil sands producers, as it would bolster confidence in future take-away capacity from the region to U.S. Gulf Coast refineries.

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

We began the expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support potential LNG projects on the west coast of British Columbia. We were awarded a contract with LNGC for the provision of open lodge rooms and associated services that ran through October 2017. To support this contract, we developed a new accommodations facility, Sitka Lodge, which includes private washrooms, recreational facilities and other amenities. The lodge had 774 rooms as of the end of 2018, but due to an expansion in the first half of 2019, the lodge currently has 1,076 rooms. The expansion completed in the third quarter of 2019 and resulted in 1,186 available rooms.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	Percentage	2019	2018	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.748	$0.775	(0.027)	(3.5)%	$0.750	$0.783	(0.033)	(4.2)%
Average Australian dollar to U.S. dollar	$0.700	$0.757	(0.057)	(7.5)%	$0.706	$0.771	(0.065)	(8.4)%

	As of
	June 30, 2019	December 31, 2018	Change	Percentage
Canadian dollar to U.S. dollar	$0.764	$0.733	0.031	4.2%
Australian dollar to U.S. dollar	$0.701	$0.705	(0.004)	(0.6)%

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

Results of Operations

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2019, is based on a comparison to the corresponding periods of 2018.

Results of Operations – Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	Change

	($ in thousands)
Revenues
Canada	$78,102	$86,518	$(8,416)
Australia	30,996	30,577	419
United States and other	13,055	13,082	(27)
Total revenues	122,153	130,177	(8,024)
Costs and expenses
Cost of sales and services
Canada	59,276	63,557	(4,281)
Australia	16,055	15,349	706
United States and other	9,909	10,549	(640)
Total cost of sales and services	85,240	89,455	(4,215)
Selling, general and administrative expenses	12,530	21,821	(9,291)
Depreciation and amortization expense	30,996	34,270	(3,274)
Impairment expense	5,546	—	5,546
Other operating expense (income)	(103)	132	(235)
Total costs and expenses	134,209	145,678	(11,469)
Operating loss	(12,056)	(15,501)	3,445

Interest expense and income, net	(6,698)	(7,833)	1,135
Other income	1,055	252	803
Loss before income taxes	(17,699)	(23,082)	5,383
Income tax benefit	2,850	23,371	(20,521)
Net income (loss)	(14,849)	289	(15,138)
Less: Net income attributable to noncontrolling interest	—	122	(122)
Net income (loss) attributable to Civeo Corporation	(14,849)	167	(15,016)
Dividends attributable to preferred shares	461	48,488	(48,027)
Net loss attributable to Civeo common shareholders	$(15,310)	$(48,321)	$33,011

We reported net loss attributable to Civeo for the quarter ended June 30, 2019 of $15.3 million, or $0.09 per diluted share.  As further discussed below, net loss included a $5.5 million pre-tax loss ($5.5 million after-tax, or $0.03 per diluted share) resulting from the impairment of fixed assets included in Impairment expense.

We reported net loss attributable to Civeo for the quarter ended June 30, 2018 of $48.3 million, or $0.29 per diluted share. As further discussed below, net loss for the second quarter of 2018 included costs totaling $5.6 million ($5.1 million after-tax, or $0.03 per diluted share) incurred in connection with the acquisition of Noralta Lodge Ltd. (Noralta), primarily included in Selling, general and administrative (SG&A) expense below, and $48.5 million of dividends attributable to the preferred shares issued in the Noralta acquisition.

Revenues. Consolidated revenues decreased $8.0 million, or 6%, in the second quarter of 2019 compared to the second quarter of 2018. This decrease was primarily due to decreases in Canada due to (1) lower room demand from major customers in our core oil sands lodges resulting from the non-recurrence of large client turnaround projects that positively impacted the second quarter of 2018 and (2) the continued impact of provincially imposed oil production curtailments. Additionally, weaker Canadian and Australian dollars relative to the U.S. dollar in the second quarter of 2019 compared to the second quarter of 2018 contributed to decreased revenues. These items were partially offset by higher activity levels in certain markets in Australia and the U.S. and increased food services activity and manufacturing revenue in Canada in the second quarter of 2019 compared to the second quarter of 2018. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $4.2 million, or 5%, in the second quarter of 2019 compared to the second quarter of 2018, primarily due to lower room demand from major customers in our core oil sands lodges. Additionally, weaker Canadian and Australian dollars relative to the U.S. dollar in the second quarter of 2019 compared to the second quarter of 2018 contributed to decreased cost of sales and services. These items were partially offset by increased food services activity and the completion of manufacturing projects in Canada. Please see the discussion of segment results of operations below for further description.

Selling, General and Administrative Expenses. SG&A expense decreased $9.3 million, or 43%, in the second quarter of 2019 compared to the second quarter of 2018. This decrease was primarily due to lower costs incurred in connection with the Noralta acquisition, lower incentive compensation costs and lower share-based compensation expense. The decrease in share-based compensation was largely due to a reduction in the amount of phantom share awards outstanding during the second quarter of 2019.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.3 million, or 10%, in the second quarter of 2019 compared to the second quarter of 2018. The decrease was due to certain assets and intangibles becoming fully depreciated during 2018 as well as weaker Canadian and Australian dollars relative to the U.S. dollar in the second quarter of 2019 compared to the second quarter of 2018.

Impairment Expense. We recorded pre-tax impairment expense of $5.5 million in the second quarter of 2019 associated with long-lived assets in our Australian segment. This includes $1.0 million of impairment expense related to an error corrected in the second quarter 2019. We identified a liability related to an asset retirement obligation (ARO) at one of our villages in Australia that should have been recorded in 2011. We determined that the error was not material to our previously issued financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, and therefore, corrected the error in the second quarter of 2019. Specifically, we recorded the following amounts in our second quarter 2019 unaudited consolidated statements of operations related to prior periods: (1) additional accretion expense related to the ARO of $0.9 million, (2) additional depreciation and amortization expense of $0.5 million related to amortization of the related asset retirement cost and (3) additional impairment expense related to the impairment of the asset retirement cost of $1.0 million offset by recognition of an ARO liability totaling $2.3 million as of June 30, 2019.

Please see Note 6 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Operating Loss. Consolidated operating loss decreased $3.4 million, or 22%, in the second quarter of 2019 compared to the second quarter of 2018, primarily due to lower SG&A and depreciation and amortization expense, partially offset by impairment expense recorded in the second quarter of 2019.

Interest Expense and Interest Income, net. Net interest expense decreased by $1.1 million, or 14%, in the second quarter of 2019 compared to the second quarter of 2018, primarily related to the 2018 write-off of $0.7 million of debt issuance costs associated with the Amended Credit Agreement and lower revolving credit facility and term loan borrowings, partially offset by higher interest rates on term loan and revolving credit facility borrowings.

Other Income. Consolidated other income increased $0.8 million, or 319%, in the second quarter of 2019 compared to the second quarter of 2018, primarily due to $1.1 million of other income for proceeds received in the second quarter of 2019 from a property damage and business interruption insurance claim related to the closure of a lodge in 2018 for maintenance-related operational issues, partially offset by lower gain on sale of assets in the second quarter of 2019 compared to the second quarter of 2018.

Income Tax Benefit. Our income tax benefit for the three months ended June 30, 2019 totaled $2.9 million, or 16.1% of pretax loss, compared to a benefit of $23.4 million, or 101.3% of pretax loss, for the three months ended June 30, 2018.  The effective tax rate for the three months ended June 30, 2018 was impacted by an increase in the 2018 effective tax rate due to Canada no longer being considered a loss jurisdiction in the quarter, as a result of the acquisition of Noralta on April 2, 2018.

Under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date provision.

Other Comprehensive Income (Loss). Other comprehensive income increased $17.5 million in the second quarter of 2019 compared to the second quarter of 2018, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 2% in the second quarter of 2019 compared to a 2% decrease in the second quarter of 2018. The Australian dollar exchange rate compared to the U.S. dollar decreased 1% in the second quarter of 2019 compared to a 4% decrease in the second quarter of 2018.

Segment Results of Operations – Canadian Segment

	Three Months Ended June 30,
	2019	2018	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$66,183	$80,620	$(14,437)
Mobile facility rental revenue (2)	1,819	2,107	(288)
Food service and other services revenue (3)	9,086	3,716	5,370
Manufacturing revenue (4)	1,014	75	939
Total revenues	$78,102	$86,518	$(8,416)

Cost of sales and services ($ in thousands)
Accommodation cost	$45,145	$53,620	$(8,475)
Mobile facility rental cost	2,027	2,200	(173)
Food service and other services cost	8,466	3,479	4,987
Manufacturing cost	668	204	464
Indirect other cost	2,970	4,054	(1,084)
Total cost of sales and services	$59,276	$63,557	$(4,281)

Gross margin as a % of revenues	24.1%	26.5%	(2.4)%

Average daily rate for lodges (5)	$89	$86	$3

Total billed rooms for lodges (6)	739,627	930,828	(191,201)

Average Canadian dollar to U.S. dollar	$0.748	$0.775	$(0.027)

(1)	Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to mobile camps for the periods presented.

(3)	Includes revenues related to food services, laundry and water and wastewater treatment services for the periods presented.

(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.

(5)	Average daily rate is based on billed rooms and accommodation revenue.

(6)	Billed rooms represents total billed days for the periods presented.

Our Canadian segment reported revenues in the second quarter of 2019 that were $8.4 million, or 10%, lower than the second quarter of 2018. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 3% in the second quarter of 2019 compared to the second quarter of 2018 resulted in a $2.8 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced a 15% decrease in accommodation revenues. This decrease was driven by (1) lower room demand from major customers in our core oil sands lodges related to the non-recurrence of large client turnaround projects that positively impacted the second quarter of 2018 and (2) the continued impact of provincially imposed oil production curtailments. These items were partially offset by increased food services activity due to a new contract with an oilsands customer and increased manufacturing services.

Our Canadian segment cost of sales and services decreased $4.3 million, or 7%, in the second quarter of 2019 compared to the second quarter of 2018. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 3% in the second quarter of 2019 compared to the second quarter of 2018 resulted in a $2.2 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rates, the decreased cost of sales and services was driven by lower room demand from major customers in our core oil sands lodges. This was partially offset by increased food services activity and increased manufacturing services.

Our Canadian segment gross margin as a percentage of revenues decreased from 27% in the second quarter of 2018 to 24% in the second quarter of 2019. This was primarily driven by reduced occupancy percentage in certain lodges, impacting operating efficiencies at these lower levels.

Segment Results of Operations – Australian Segment

	Three Months Ended June 30,
	2019	2018	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$30,996	$29,966	$1,030
Food service and other services revenue (2)	—	$611	$(611)
Total revenues	$30,996	$30,577	$419

Cost of sales ($ in thousands)
Accommodation cost	$15,465	$14,237	$1,228
Food service and other services cost	—	497	(497)
Indirect other cost	590	615	(25)
Total cost of sales and services	$16,055	$15,349	$706

Gross margin as a % of revenues	48.2%	49.8%	(1.6)%

Average daily rate for villages (3)	$74	$80	$(6)

Total billed rooms for villages (4)	416,416	376,369	40,047

Australian dollar to U.S. dollar	$0.700	$0.757	$(0.057)

(1)	Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to food services and other services, including facilities management for the periods presented.

(3)	Average daily rate is based on billed rooms and accommodation revenue.

(4)	Billed rooms represents total billed days for the periods presented.

Our Australian segment reported revenues in the second quarter of 2019 that were $0.4 million, or 1%, higher than the second quarter of 2018. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 8% in the second quarter of 2019 compared to the second quarter of 2018 resulted in a $2.5 million period-over-period decrease in revenues and a $6 reduction in the average daily rate. Excluding the impact of the weaker Australian exchange rates, the Australian segment experienced a 10% increase in revenues due to increased activity at our Bowen Basin villages partially offset by decreased activity at our Gunnedah Basin villages.

Our Australian segment cost of sales increased $0.7 million, or 5%, in the second quarter of 2019 compared to the second quarter of 2018. The increase was primarily driven by additional accretion expense related to an ARO we identified at one of our villages in Australia that should have been recorded in 2011, partially offset by the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 48% in the second quarter of 2019 from 50% in the second quarter of 2018. This was primarily driven by the additional accretion expense noted above, partially offset by improved margins at our Bowen Basin villages as a result of increased occupancy.

Segment Results of Operations – U.S.

	Three Months Ended June 30,
	2019	2018	Change
Revenues ($ in thousands)	$13,055	$13,082	$(27)

Cost of sales ($ in thousands)	$9,909	$10,549	$(640)

Gross margin as a % of revenues	24.1%	19.4%	4.7%

Our U.S. segment reported revenues were flat in the second quarter of 2019 compared to the second quarter of 2018.  This was primarily due to greater U.S. drilling and completion activity in the Bakken, Rockies, mid Continent and Texas markets benefiting our wellsite business, offset by lower revenues from our offshore business resulting from lower project activity.

Our U.S. cost of sales decreased $0.6 million, or 6%, in the second quarter of 2019 compared to the second quarter of 2018. The decrease was driven by reduced activity in our offshore business partially offset by higher cost of sales in the wellsite business related to greater activity.

Our U.S. segment gross margin as a percentage of revenues increased from 19% in the second quarter of 2018 to 24% in the second quarter of 2019 primarily due to greater U.S. drilling and completion activity in the Bakken, Rockies, mid Continent and Texas markets benefiting our wellsite business.

Results of Operations – Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	Change

	($ in thousands)
Revenues
Canada	$144,872	$149,908	$(5,036)
Australia	59,417	58,452	965
United States and other	26,414	23,321	3,093
Total revenues	230,703	231,681	(978)
Costs and expenses
Cost of sales and services
Canada	113,923	115,453	(1,530)
Australia	31,054	30,682	372
United States and other	19,893	21,021	(1,128)
Total cost of sales and services	164,870	167,156	(2,286)
Selling, general and administrative expenses	28,626	38,335	(9,709)
Depreciation and amortization expense	61,778	65,034	(3,256)
Impairment expense	5,546	28,661	(23,115)
Other operating expense (income)	(168)	511	(679)
Total costs and expenses	260,652	299,697	(39,045)
Operating loss	(29,949)	(68,016)	38,067

Interest expense and income, net	(13,306)	(13,597)	291
Other income	4,033	2,511	1,522
Loss before income taxes	(39,222)	(79,102)	39,880
Income tax benefit	7,334	24,056	(16,722)
Net loss	(31,888)	(55,046)	23,158
Less: Net income attributable to noncontrolling interest	—	244	(244)
Net loss attributable to Civeo Corporation	(31,888)	(55,290)	23,402
Dividends attributable to preferred shares	920	48,488	(47,568)
Net loss attributable to Civeo common shareholders	$(32,808)	$(103,778)	$70,970

We reported net loss attributable to Civeo for the six months ended June 30, 2019 of $32.8 million, or $0.20 per diluted share. As further discussed below, net loss included a $5.5 million pre-tax loss ($5.5 million after-tax, or $0.03 per diluted share) resulting from the impairment of fixed assets included in Impairment expense.

We reported net loss attributable to Civeo for the six months ended June 30, 2018 of $103.8 million, or $0.70 per diluted share. As further discussed below, net loss included (1) a $28.7 million pre-tax loss ($20.9 million after-tax, or $0.14 per diluted share) resulting from the impairment of fixed assets included in Impairment expense, (2) costs totaling $6.6 million ($5.9 million after-tax, or $0.04 per diluted share) incurred in connection with the Noralta acquisition, primarily included in Selling, general and administrative (SG&A) expense below, and (3) $48.5 million of dividends attributable to the preferred shares issued in the Noralta acquisition.

Revenues. Consolidated revenues decreased $1.0 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This decrease was primarily due to decreases in Canada due to (1) lower room demand from major customers in our core oil sands lodges related to the non-recurrence of large client turnaround projects that positively impacted the second quarter of 2018, (2) reduced mobile facility rental revenue and (3) the continued impact of provincially imposed oil production curtailments. Additionally, weaker Canadian and Australian dollars relative to the U.S. dollar in the first half of 2019 compared to the first half of 2018 contributed to decreased revenues. This was partially offset by higher activity levels in certain markets in Australia and the U.S. and increased food service and other services revenue in Canada in the first half of 2019 compared to the first half of 2018. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales decreased $2.3 million, or 1%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to reduced mobile facility rental cost of sales in Canada and reduced activity in our offshore business in the U.S. Additionally, weaker Canadian and Australian dollars relative to the U.S. dollar in the first half of 2019 compared to the first half of 2018 contributed to decreased cost of sales and services. This was partially offset by increased food services activity in Canada. Please see the discussion of segment results of operations below for further description.

Selling, General and Administrative Expenses. SG&A expense decreased $9.7 million, or 25%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This decrease was primarily due to lower costs incurred in connection with the Noralta acquisition, lower incentive compensation costs and lower share-based compensation expense. The decrease in share-based compensation was largely due to a reduction in the amount of phantom share awards outstanding during the six months ended June 30, 2019.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.3 million, or 5% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Decreases are due to (1) certain assets and intangibles becoming fully depreciated during 2018, (2) reduced depreciation expense resulting from impairments recorded in 2018 and (3) weaker Canadian and Australian dollars relative to the U.S. dollar in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. These items were partially offset by additional property, plant and equipment acquired through acquisitions in 2018, as well as incremental intangible amortization expense related to our acquisitions.

Impairment Expense. We recorded pre-tax impairment expense of $5.5 million in the second quarter of 2019 associated with long-lived assets in our Australian segment. This includes $1.0 million of impairment expense related to an error corrected in the second quarter 2019. We identified a liability related to an ARO at one of our villages in Australia that should have been recorded in 2011. We determined that the error was not material to our previously issued financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, and therefore, corrected the error in the second quarter of 2019. Specifically, we recorded the following amounts in our second quarter 2019 unaudited consolidated statements of operations related to prior periods: (1) additional accretion expense related to the ARO of $0.9 million, (2) additional depreciation and amortization expense of $0.5 million related to amortization of the asset retirement cost and (3) additional impairment expense related to the impairment of the asset retirement cost of $1.0 million offset by recognition of an ARO liability totaling $2.3 million as of June 30, 2019.

We recorded pre-tax impairment expense of $28.7 million in the first quarter of 2018 associated with long-lived assets in our Canadian segment.

Please see Note 6 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Operating Loss. Consolidated operating loss decreased $38.1 million, or 56%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to lower impairment expense and SG&A expenses.

Interest Expense and Interest Income, net. Net interest expense decreased by $0.3 million, or 2%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily related to the 2018 write-off of $0.7 million of debt issuance costs associated with the Amended Credit Agreement and lower non-cash amortization of debt issuance costs, partially offset by higher average debt levels and higher interest rates on term loan and revolving credit facility borrowings in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Other Income. Consolidated other income increased $1.5 million, or 61%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to $2.6 million of other income for proceeds received in the first half of 2019 from a property damage and business interruption insurance claim related to the closure of a lodge in 2018 for maintenance-related operational issues. This increase was partially offset by lower gain on sale of assets in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Income Tax Benefit. Our income tax benefit for the six months ended June 30, 2019 totaled $7.3 million, or 18.7% of pretax loss, compared to a benefit of $24.1 million, or 30.4% of pretax loss, for the six months ended June 30, 2018.  Our effective tax rate for the six months ended June 30, 2019 and 2018 was reduced approximately 3% and 5%, respectively, by the exclusion of Australia and the U.S. for purposes of computing the interim tax provision since they are considered loss jurisdictions for tax accounting purposes. Additionally, the effective tax rate for the six months ended June 30, 2018 was impacted by a tax benefit of $4.9 million that was recorded in the second quarter 2018 to reverse a valuation allowance previously recorded in Canada.

Other Comprehensive Income (Loss). Other comprehensive income increased $30.7 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 4% in the six months ended June 30, 2019 compared to a 5% decrease in the six months ended June 30, 2018. The Australian dollar exchange rate compared to the U.S. dollar decreased 1% in the six months ended June 30, 2019 compared to a 5% decrease in the six months ended June 30, 2018.

Segment Results of Operations – Canadian Segment

	Six Months Ended June 30,
	2019	2018	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$123,835	$131,267	$(7,432)
Mobile facility rental revenue (2)	2,600	9,901	(7,301)
Food service and other services revenue (3)	17,423	7,455	9,968
Manufacturing revenue (4)	1,014	1,285	(271)
Total revenues	$144,872	$149,908	$(5,036)

Cost of sales and services ($ in thousands)
Accommodation cost	$87,763	$90,658	$(2,895)
Mobile facility rental cost	2,676	9,604	(6,928)
Food service and other services cost	16,301	6,697	9,604
Manufacturing cost	857	1,443	(586)
Indirect other cost	6,326	7,051	(725)
Total cost of sales and services	$113,923	$115,453	$(1,530)

Gross margin as a % of revenues	21.4%	23.0%	(1.6)%

Average daily rate for lodges (5)	$91	$87	$4

Total billed rooms for lodges (6)	1,365,619	1,503,717	(138,098)

Average Canadian dollar to U.S. dollar	$0.750	$0.783	$(0.033)

(1)	Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to mobile camps for the periods presented.

(3)	Includes revenues related to food services, laundry and water and wastewater treatment services for the periods presented.

(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.

(5)	Average daily rate is based on billed rooms and accommodation revenue.

(6)	Billed rooms represents total billed days for the periods presented.

Our Canadian segment reported revenues in the six months ended June 30, 2019 that were $5.0 million, or 3%, lower than the six months ended June 30, 2018. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 4% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 resulted in a $6.2 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced a 2% decrease in accommodation revenues. This decrease was driven by lower room demand from major customers in our core oil sands lodges related to the non-recurrence of large client turnaround projects that positively impacted the second quarter of 2018 and the continued impact of provincially imposed oil production curtailments; partially offset by the Noralta acquisition in the second quarter of 2018. Additionally, increased food services activity due to a new contract with an oilsands customer was partially offset by reduced mobile facility rental revenue as 2018 included a pipeline related project.

Our Canadian segment cost of sales and services decreased $1.5 million, or 1%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 4% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 resulted in a $4.9 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rates, the increased cost of sales and services was driven by increased food services activity and the Noralta acquisition in the second quarter of 2018, partially offset by reduced mobile facility rental cost of sales as 2018 included a pipeline related project.

Our Canadian segment gross margin as a percentage of revenues decreased from 23% in the six months ended June 30, 2018 to 21% in the six months ended June 30, 2019. This was primarily driven by reduced occupancy percentage in certain lodges, impacting operating efficiencies at these lower levels.

Segment Results of Operations – Australian Segment

	Six Months Ended June 30,
	2019	2018	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$59,417	$57,664	$1,753
Food service and other services revenue (2)	—	$788	$(788)
Total revenues	$59,417	$58,452	$965

Cost of sales ($ in thousands)
Accommodation cost	$29,862	$28,743	$1,119
Food service and other services cost	—	660	(660)
Indirect other cost	1,192	1,279	(87)
Total cost of sales and services	$31,054	$30,682	$372

Gross margin as a % of revenues	47.7%	47.5%	0.2%

Average daily rate for villages (3)	$74	$80	$(6)

Total billed rooms for villages (4)	798,997	717,948	81,049

Australian dollar to U.S. dollar	$0.706	$0.771	$(0.065)

(1)	Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to food services and other services, including facilities management for the periods presented.

(3)	Average daily rate is based on billed rooms and accommodation revenue.

(4)	Billed rooms represents total billed days for the periods presented.

Our Australian segment reported revenues in the six months ended June 30, 2019 that were $1.0 million, or 2%, higher than the six months ended June 30, 2018. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 8% in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 resulted in a $5.4 million period-over-period decrease in revenues and a $6 reduction in the average daily rate. Excluding the impact of the weaker Australian exchange rates, the Australian segment experienced an 11% increase in revenues due to increased activity at our Bowen Basin villages partially offset by decreased activity at our Gunnedah Basin villages.

Our Australian segment cost of sales increased $0.4 million, or 1%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily driven by additional accretion expense related to an ARO we identified at one of our villages in Australia that should have been recorded in 2011, partially offset by the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues was 48% in the six months ended June 30, 2019 and 2018 . This was primarily driven by improved margins at our Bowen Basin villages as a result of increased occupancy offset by the additional accretion expense noted above.

Segment Results of Operations – U.S.

	Six Months Ended June 30,
	2019	2018	Change
Revenues ($ in thousands)	$26,414	$23,321	$3,093

Cost of sales ($ in thousands)	$19,893	$21,021	$(1,128)

Gross margin as a % of revenues	24.7%	9.9%	14.8%

Our U.S. segment reported revenues in the six months ended June 30, 2019 that were $3.1 million, or 13%, higher than the six months ended June 30, 2018.  The increase was primarily due to greater U.S. drilling and completion activity in the Bakken, Rockies, mid Continent and Texas markets benefiting our wellsite business and having a full six months of operations from our Acadian Acres Lodge, which we acquired in late February 2018, offset by lower revenues from our offshore business resulting from lower project activity.

Our U.S. cost of sales decreased $1.1 million, or 5%, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease was driven by reduced activity in our offshore business partially offset by higher cost of sales in the wellsite business related to greater activity and the Acadian Acres acquisition in late February 2018.

Our U.S. segment gross margin as a percentage of revenues increased from 10% in the six months ended June 30, 2018 to 25% in the six months ended June 30, 2019 primarily due to greater U.S. drilling and completion activity in the Bakken, Rockies, mid Continent and Texas markets benefiting our wellsite business.

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

The following table summarizes our consolidated liquidity position as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Lender commitments (1)	$239,500	$239,500
Reductions in availability (2)	(51,874)	(14,469)
Borrowings against revolving credit capacity	(164,473)	(131,266)
Outstanding letters of credit	(3,396)	(3,445)
Unused availability	19,757	90,320
Cash and cash equivalents	13,459	12,372
Total available liquidity	$33,216	$102,692

(1)	We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.7 million under this facility outstanding as of both June 30, 2019 and December 31, 2018, respectively.

(2)
As of June 30, 2019, $51.9 million of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement. As of December 31, 2018, $14.5 million of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement.

Cash totaling $10.0 million was provided by operations during the six months ended June 30, 2019, compared to $14.0 million provided by operations during the six months ended June 30, 2018. During the six months ended June 30, 2019 and

2018, $22.7 million and $7.4 million, respectively, was used in working capital. The decrease in cash provided in 2019 compared to 2018 is largely due to increased accounts receivable balances in Canada.

Cash was used in investing activities during the six months ended June 30, 2019 in the amount of $15.0 million, compared to cash used in investing activities during the six months ended June 30, 2018 in the amount of $187.6 million.  The decrease in cash used in investing activities was primarily due to $161.4 million to fund the Noralta acquisition and $23.8 million to fund the Acadian Acres asset acquisition in the first half of 2018.  Capital expenditures totaled $21.2 million and $5.9 million during the six months ended June 30, 2019 and 2018, respectively.  The increase in capital expenditures in the six months ended June 30, 2019 was related primarily to the expansion of the Sitka Lodge. Capital expenditures in the six months ended June 30, 2018 consisted primarily of routine maintenance capital expenditures.

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

Net cash of $6.1 million was provided by financing activities during the six months ended June 30, 2019 primarily due to net borrowings under our revolving credit facilities of $27.8 million, partially offset by repayments of term loan borrowings of $17.4 million and $4.3 million used to settle tax obligations on vested shares under our share based compensation plans. Net cash of $147.6 million was provided by financing activities during the six months ended June 30, 2018, primarily due to net borrowings under our revolving credit facilities of $162.1 million, largely to fund the Noralta acquisition. This was partially offset by repayments of term loan borrowings of $11.1 million and debt issuance costs of $2.7 million.

The following table summarizes the changes in debt outstanding during the six months ended June 30, 2019 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2018	$362,258	$16,918	$—	$379,176
Borrowings under revolving credit facilities	130,362	—	5,500	135,862
Repayments of borrowings under revolving credit facilities	(93,199)	(14,909)	—	(108,108)
Repayments of term loans	(17,398)	—	—	(17,398)
Translation	15,696	94	—	15,790
Balance at June 30, 2019	$397,719	$2,103	$5,500	$405,322

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

Amended Credit Agreement

As of June 30, 2019, our Credit Agreement, as amended (the Amended Credit Agreement), provided for: (i) a $239.5 million revolving credit facility scheduled to mature on November 30, 2020, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $159.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $325.0 million term loan facility scheduled to mature on November 30, 2020 in favor of Civeo.

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.5 to 1.0 (as of June 30, 2019).  As noted above, the permitted maximum leverage ratio changes over time.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of June 30, 2019.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of June 30, 2019, we have nine lenders that were parties to the Amended Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $110.6 million. As of June 30, 2019, we had outstanding letters of credit of $0.3 million under the U.S facility, $0.5 million under the Australian facility and $2.6 million under the Canadian facility.

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

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), subject to increase to up to 3% in certain circumstances, paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on June 30, 2019, thereby increasing the liquidation preference to $10,252 per share as of June 30, 2019. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, except for net borrowings under our revolving credit facilities, there were no material changes to the disclosure regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2019, we had $405.3 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $4.1 million annually, based on our floating-rate debt obligations and interest rates in effect as of June 30, 2019.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.3 billion and A$0.4 billion, respectively, at June 30, 2019. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of June 30, 2019 would result in translation adjustments of approximately $27 million and $37 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
April 1, 2019 - April 30, 2019	—		—		—	—
May 1, 2019 - May 31, 2019	—		—		—	—
June 1, 2019 - June 30, 2019	323	(1)	$1.36	(2)	—	—
Total	323		$1.36		—	—

(1)
Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants' personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)	The price paid per share was based on the closing price of our common shares on June 1, 2019, the date as of which the restrictions lapsed on such shares.

(3)	We did not have at any time during the quarter ended June 30, 2019, and currently do not have, a share repurchase program in place.

ITEM 6. Exhibits

(a)	INDEX OF EXHIBITS

Exhibit No.		Description

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
---------

*	Filed herewith.
**	Furnished herewith.

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

CIVEO CORPORATION

Date: July 29, 2019	By /s/ Carolyn J. Stone
Carolyn J. Stone
Chief Accounting Officer and Vice President, Controller and Corporate Secretary (Duly Authorized Officer)