Form 10-Q
period 2019-09-30
Civeo Corp
filed 2019-10-29
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The Registrant had 169,549,135 common shares outstanding as of October 21, 2019.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Service and other	$140,349	$112,243	$353,147	$327,395
Rental	6,942	6,019	21,057	13,757
Product	872	2,229	4,662	11,020
	148,163	120,491	378,866	352,172
Costs and expenses:
Service and other costs	93,642	74,546	243,945	225,046
Rental costs	5,072	5,441	16,579	15,281
Product costs	766	2,240	3,826	9,056
Selling, general and administrative expenses	14,334	16,854	42,960	55,189
Depreciation and amortization expense	31,196	34,468	92,974	99,502
Impairment expense	—	—	5,546	28,661
Other operating expense (income)	277	(163)	109	348
	145,287	133,386	405,939	433,083
Operating income (loss)	2,876	(12,895)	(27,073)	(80,911)

Interest expense	(7,315)	(6,404)	(20,670)	(19,329)
Loss on extinguishment of debt	—	—	—	(748)
Interest income	17	16	66	92
Other income	2,849	412	6,882	2,923
Loss before income taxes	(1,573)	(18,871)	(40,795)	(97,973)
Income tax benefit	6,629	5,330	13,963	29,386
Net income (loss)	5,056	(13,541)	(26,832)	(68,587)
Less: Net income attributable to noncontrolling interest	60	97	60	341
Net income (loss) attributable to Civeo Corporation	4,996	(13,638)	(26,892)	(68,928)
Less: Dividends attributable to Class A preferred shares	464	612	1,384	49,100
Net income (loss) attributable to Civeo common shareholders	$4,532	$(14,250)	$(28,276)	$(118,028)

Per Share Data (see Note 9)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$0.02	$(0.09)	$(0.17)	$(0.76)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$0.02	$(0.09)	$(0.17)	$(0.76)

Weighted average number of common shares outstanding:
Basic	167,640	165,855	166,842	154,411
Diluted	167,642	165,855	166,842	154,411
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income (loss)	$5,056	$(13,541)	$(26,832)	$(68,587)

Other comprehensive loss:
Foreign currency translation adjustment, net of taxes of zero	(12,096)	(1,343)	(5,633)	(25,598)
Total other comprehensive loss	(12,096)	(1,343)	(5,633)	(25,598)

Comprehensive loss	(7,040)	(14,884)	(32,465)	(94,185)
Less: Comprehensive income attributable to noncontrolling interest	60	100	60	342
Comprehensive loss attributable to Civeo Corporation	$(7,100)	$(14,984)	$(32,525)	$(94,527)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, excluding share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,072	$12,372
Accounts receivable, net	106,792	70,223
Inventories	6,823	4,313
Prepaid expenses	8,478	7,036
Other current assets	5,898	3,556
Assets held for sale	8,132	10,297
Total current assets	144,195	107,797

Property, plant and equipment, net	599,950	658,905
Goodwill	128,077	114,207
Other intangible assets, net	111,888	119,409
Operating lease right-of-use assets	25,034	—
Other noncurrent assets	1,679	1,359
Total assets	$1,010,823	$1,001,677

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,266	$28,334
Accrued liabilities	19,355	15,956
Income taxes	910	310
Current portion of long-term debt	34,372	33,329
Deferred revenue	4,442	3,035
Other current liabilities	9,098	5,719
Total current liabilities	103,443	86,683

Long-term debt, less current maturities	356,704	342,908
Deferred income taxes	6,085	18,442
Operating lease liabilities	20,992	—
Other noncurrent liabilities	18,081	18,220
Total liabilities	505,305	466,253

Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042 shares issued and outstanding, respectively; aggregate liquidation preference of $93,161,584 as of September 30, 2019)	57,664	56,280
Common shares (no par value; 550,000,000 shares authorized, 171,648,771 shares and 166,392,479 shares issued, respectively, and 169,549,135 shares and 165,932,334 shares outstanding, respectively)	—	—
Additional paid-in capital	1,569,734	1,562,133
Accumulated deficit	(739,526)	(710,551)
Common shares held in treasury at cost, 2,099,636 and 460,145 shares, respectively	(5,472)	(1,189)
Accumulated other comprehensive loss	(376,882)	(371,249)
Total Civeo Corporation shareholders’ equity	505,518	535,424
Noncontrolling interest	—	—
Total shareholders’ equity	505,518	535,424
Total liabilities and shareholders’ equity	$1,010,823	$1,001,677
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2018	$55,305	$—	$1,555,994	$(682,497)	$(990)	$(352,466)	$119	$575,465
Net income (loss)	—	—	—	(13,638)	—	—	97	(13,541)
Currency translation adjustment	—	—	—	—	—	(1,346)	3	(1,343)
Dividends paid	—	—	—	—	—	—	(121)	(121)
Issuance of shares for acquisitions	—	—	(10)	—	—	—	—	(10)
Dividends attributable to Class A preferred shares	486	—	126	(612)	—	—	—	—
Share-based compensation	—	—	2,791	—	—	—	—	2,791
Balance, September 30, 2018	$55,791	$—	$1,558,901	$(696,747)	$(990)	$(353,812)	$98	$563,241

Balance, June 30, 2019	$57,200	$—	$1,567,162	$(744,058)	$(5,472)	$(364,786)	$—	$510,046
Net income (loss)	—	—	—	4,996	—	—	60	5,056
Currency translation adjustment	—	—	—	—	—	(12,096)	—	(12,096)
Dividends paid	—	—	—	—	—	—	(60)	(60)
Dividends attributable to Class A preferred shares	464	—	—	(464)	—	—	—	—
Share-based compensation	—	—	2,572	—	—	—	—	2,572
Balance, September 30, 2019	$57,664	$—	$1,569,734	$(739,526)	$(5,472)	$(376,882)	$—	$505,518

Balance, December 31, 2017	$—	$—	$1,383,934	$(579,113)	$(358)	$(328,213)	$117	$476,367
Net income (loss)	—	—	—	(68,928)	—	—	341	(68,587)
Currency translation adjustment	—	—	—	—	—	(25,599)	1	(25,598)
Dividends paid	—	—	—	—	—	—	(361)	(361)
Cumulative effect of implementation of ASU 2014-09	—	—	—	394	—	—	—	394
Issuance of shares for acquisitions	6,972	—	166,882	—	—	—	—	173,854
Dividends attributable to Class A preferred shares	48,819	—	281	(49,100)	—	—	—	—
Share-based compensation	—	—	7,804	—	(632)	—	—	7,172
Balance, September 30, 2018	$55,791	$—	$1,558,901	$(696,747)	$(990)	$(353,812)	$98	$563,241

Balance, December 31, 2018	$56,280	$—	$1,562,133	$(710,551)	$(1,189)	$(371,249)	$—	$535,424
Net income (loss)	—	—	—	(26,892)	—	—	60	(26,832)
Currency translation adjustment	—	—	—	—	—	(5,633)	—	(5,633)
Dividends paid	—	—	—	—	—	—	(60)	(60)
Cumulative effect of implementation of ASU 2016-02	—	—	—	(699)	—	—	—	(699)
Dividends attributable to Class A preferred shares	1,384	—	—	(1,384)	—	—	—	—
Share-based compensation	—	—	7,601	—	(4,283)	—	—	3,318
Balance, September 30, 2019	$57,664	$—	$1,569,734	$(739,526)	$(5,472)	$(376,882)	$—	$505,518

	Preferred Shares (in thousands)	Common Shares (in thousands)
Balance, December 31, 2018	9,042	165,932
Stock-based compensation	—	3,617
Balance, September 30, 2019	9,042	169,549
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,832)	$(68,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	92,974	99,502
Impairment charges	5,546	28,661
Loss on extinguishment of debt	—	748
Deferred income tax benefit	(14,732)	(29,272)
Non-cash compensation charge	7,601	7,804
Gains on disposals of assets	(4,095)	(2,714)
Provision for loss on receivables, net of recoveries	(39)	(106)
Other, net	2,530	3,959
Changes in operating assets and liabilities:
Accounts receivable	(30,227)	89
Inventories	(1,175)	1,342
Accounts payable and accrued liabilities	4,958	(10,787)
Taxes payable	345	939
Other current and noncurrent assets and liabilities, net	(3,328)	(5,716)
Net cash flows provided by operating activities	33,526	25,862

Cash flows from investing activities:
Capital expenditures	(25,517)	(8,666)
Payments related to acquisitions, net of cash acquired	(16,439)	(181,589)
Proceeds from disposition of property, plant and equipment	5,482	4,038
Other, net	1,762	111
Net cash flows used in investing activities	(34,712)	(186,106)

Cash flows from financing activities:
Revolving credit borrowings	340,494	289,450
Revolving credit repayments	(310,946)	(134,040)
Term loan repayments	(26,085)	(18,177)
Debt issuance costs	(1,950)	(2,742)
Taxes paid on vested shares	(4,283)	(632)
Net cash flows provided by (used in) financing activities	(2,770)	133,859

Effect of exchange rate changes on cash	(344)	(1,722)
Net change in cash and cash equivalents	(4,300)	(28,107)
Cash and cash equivalents, beginning of period	12,372	32,647

Cash and cash equivalents, end of period	$8,072	$4,540

Non-cash investing activities:
Value of common shares issued as consideration for acquisitions	$—	$119,797
Value of preferred shares issued as consideration for acquisition	$—	$54,821

Non-cash financing activities:
Preferred dividends paid-in-kind	$1,384	$971
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

The accompanying unaudited consolidated financial statements of Civeo have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) has been condensed or omitted pursuant to those rules and regulations. The unaudited financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which Civeo considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of Civeo at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the consolidated statements of operations for the three and nine months ended September 30, 2018 to conform to current year presentation.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (ASU 2016-13). This new standard changes how companies will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 is effective for financial statements issued for reporting periods beginning after December 15, 2019 and interim periods within the reporting periods. We anticipate adopting ASU 2016-13 as of January 1, 2020. We are currently evaluating the impact of this new standard but do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), which replaces the existing guidance for lease accounting. The guidance is effective for financial statements issued for reporting periods beginning after December 15, 2018 and interim periods within the reporting periods. We have adopted this standard effective January 1, 2019 using the optional transition method, which allows us upon adoption to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit for the application of the standard to our existing leases. Upon adoption of this standard, we recognized a cumulative effect adjustment of $0.7 million (net of $0.2 million of taxes) to increase accumulated deficit in the accompanying unaudited consolidated balance sheet as of September 30, 2019. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for certain leases. We elected the package of practical expedients, which among other things, allowed us to carry forward the historical lease identification and classification. In addition, we have elected the short-term lease recognition exemption for all leases that qualify. Accordingly, we did not recognize right-of-use assets or lease liabilities for leases with terms shorter than 12 months. Our evaluation process included reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the available practical expedients in order to determine the best implementation strategy. We determined that certain of our accommodation contracts with customers contain both a lease and non-lease or service component and in those instances concluded the service component was the predominant component. As a result, we elected the practical expedient under ASU 2018-11, which allows us to combine the lease and non-lease components of revenues as Service and other revenues for presentation purposes in accordance with Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606). We also have identified certain arrangements with customers whereby we are a lessor for the rental of mobile camp assets primarily in our U.S. segment. For arrangements where we are the lessor, the adoption of the new lease standard did not have a material impact on our financial statements as all of our leases are operating leases, which will result in straight-line recognition of rental revenue. Adoption of the new standard resulted in $21.3 million of operating lease right-of-use assets and $22.4 million of operating lease liabilities as of January 1, 2019. Please see Note 14 – Leases for further information.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.	REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Canada
Accommodation revenues	$79,939	$72,991	$203,774	$204,258
Mobile facility rental revenues	3,048	135	5,648	10,036
Food service and other services revenues	8,084	3,627	25,507	11,082
Manufacturing revenues	—	—	1,014	1,285
Total Canada revenues	91,071	76,753	235,943	226,661

Australia
Accommodation revenues	$33,056	$30,679	$92,473	$88,343
Food service and other services revenues	14,687	411	14,687	1,199
Total Australia revenues	47,743	31,090	107,160	89,542

United States
Accommodation revenues	$1,655	$5,010	$11,354	$13,353
Mobile facility rental revenues	6,952	6,256	21,175	14,366
Manufacturing revenues	714	1,330	3,116	8,123
Food service and other services revenues	28	52	118	127
Total United States revenues	9,349	12,648	35,763	35,969

Total revenues	$148,163	$120,491	$378,866	$352,172

As of September 30, 2019, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue (in thousands):

	For the years ending December 31,
	2019	2020	2021	Thereafter	Total
Revenue expected to be recognized as of September 30, 2019	$42,364	$124,378	$48,934	$26,598	$242,274

4.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of September 30, 2019 and December 31, 2018, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the second quarter of 2019 and the first quarter of 2018, we wrote down certain long-lived assets to fair value. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. Please see Note 6 – Impairment Charges and Asset Retirement Obligations for further information.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

During the third quarter of 2019 and the first and second quarter of 2018, we acquired certain assets and businesses and recorded them at fair value. Determining the fair value of assets acquired and liabilities assumed requires the exercise of significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The cash flows employed in the valuation are based on our best estimates of future sales, earnings and cash flows after considering factors such as general market conditions, expected future customer orders, contracts with suppliers, labor costs, changes in working capital, long term business plans and recent operating performance. Please see Note 7 – Acquisitions for further information.

5.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2019 and December 31, 2018 is presented below (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable, net:
Trade	$70,093	$48,875
Unbilled revenue	36,633	21,169
Other	301	555
Total accounts receivable	107,027	70,599
Allowance for doubtful accounts	(235)	(376)
Total accounts receivable, net	$106,792	$70,223

	September 30, 2019	December 31, 2018
Inventories:
Finished goods and purchased products	$3,737	$2,461
Work in process	1,958	945
Raw materials	1,128	907
Total inventories	$6,823	$4,313

	Estimated Useful Life (in years)			September 30, 2019	December 31, 2018
Property, plant and equipment, net:
Land				$42,054	$46,805
Accommodations assets	3	—	15	1,638,800	1,650,758
Buildings and leasehold improvements	7	—	20	25,850	25,168
Machinery and equipment	4	—	15	11,465	10,693
Office furniture and equipment	3	—	7	56,055	54,459
Vehicles	3	—	5	14,667	14,589
Construction in progress				22,276	7,119
Total property, plant and equipment				1,811,167	1,809,591
Accumulated depreciation				(1,211,217)	(1,150,686)
Total property, plant and equipment, net				$599,950	$658,905

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	September 30, 2019	December 31, 2018
Accrued liabilities:
Accrued compensation	$14,385	$13,545
Accrued taxes, other than income taxes	3,078	2,177
Accrued interest	76	5
Other	1,816	229
Total accrued liabilities	$19,355	$15,956

6.	IMPAIRMENT CHARGES AND ASSET RETIREMENT OBLIGATIONS

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

Action

On July 1, 2019, we acquired Action Industrial Catering (Action), located in Perth, Australia. We funded the purchase price of $16.9 million in cash through a combination of cash on hand and borrowings under our revolving credit facility. The acquisition expands our business by providing an entry point into the growing integrated services opportunities in the Western Australian remote mining market. Action's operations are reported as part of our Australian reportable business segment beginning on July 1, 2019, the date of acquisition, which is included in Food service and other services revenues.

This acquisition is accounted for in accordance with the acquisition method of accounting for business combinations, which requires us to record the assets acquired and the liabilities assumed at their fair values at July 1, 2019. Our estimates of the fair value for such assets and liabilities require significant assumptions and judgment. The purchase price allocation is preliminary and remains subject to adjustments, including, but not limited to, adjustments related to final working capital adjustments and the fair value of identifiable intangible assets acquired. Based on the preliminary purchase price allocation, intangible assets acquired totaled $7.8 million and consisted primarily of customer contracts and a trade name. In addition, we recognized goodwill of $8.1 million.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Noralta

Description of Transaction.  On April 2, 2018, we acquired the equity of Noralta Lodge Ltd. (Noralta), located in Alberta, Canada.  The total consideration, which is subject to adjustment in accordance with the terms of the definitive agreement, included (i) C$207.7 million (or approximately US$161.2 million) in cash, subject to customary post-closing adjustments for working capital, indebtedness and transactions expenses, (ii) 32.8 million of our common shares, and (iii) 9,679 Class A Series 1 Preferred Shares (the Preferred Shares) with an initial liquidation preference of $96.8 million and initially convertible into 29.3 million of our common shares. As a result of the Noralta acquisition, we expanded our existing accommodations business in the Canadian oil sands market. We funded the cash consideration with cash on hand and borrowings under our revolving credit facility.

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

Transaction Costs. During the three months ended September 30, 2018, we recognized $0.5 million of costs in connection with the Noralta acquisition that are included in Service and other costs ($0.2 million) and SG&A expenses ($0.3 million). During the nine months ended September 30, 2018, we recognized $7.0 million of costs in connection with the Noralta acquisition that are included in Service and other costs ($0.3 million) and SG&A expenses ($6.7 million).

Acadian Acres

On February 28, 2018, we acquired the assets of Lakeland, L.L.C. (Lakeland), located near Lake Charles, Louisiana, for total consideration of $28.0 million, composed of $23.5 million in cash and $4.5 million of our common shares. The asset

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

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

During the fourth quarter of 2017, we made the decision to dispose of our modular construction and manufacturing plant near Edmonton, Alberta, Canada due to changing geographic and market needs. Accordingly, the facility met the criteria of held for sale. Its estimated fair value (less the cost to sell) exceeded its carrying value. Additionally, we have discontinued depreciation of the facility. The facility is part of our Canadian reportable business segment.

Certain undeveloped land positions in the British Columbia LNG market in our Canadian segment previously met the criteria of held for sale. During the first quarter of 2019, we received $4.0 million in proceeds from the sale of four different land positions. The remaining assets are recorded at the estimated fair value (less costs to sell) of approximately $1.7 million.

In addition, as a result of the Noralta acquisition, Noralta’s corporate offices located on two adjacent property titles in Nisku, Alberta, Canada were closed. During the fourth quarter of 2018, we sold one property. The remaining property is recorded at the estimated fair value (less costs to sell) of approximately $1.8 million and was the same value used in the purchase price allocation.

The following table summarizes the carrying amount as of September 30, 2019 and December 31, 2018 of the assets classified as held for sale (in thousands):

	September 30, 2019	December 31, 2018
Assets held for sale:
Property, plant and equipment, net	$8,132	$10,297
Total assets held for sale	$8,132	$10,297

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

9.	EARNINGS PER SHARE

We calculate basic and diluted earnings per share by applying the two-class method because we have participating securities in the form of Preferred Shares. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities. We also apply the treasury stock method with respect to certain share based awards in the calculation of diluted earnings per share, if dilutive.

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Civeo common shareholders	$4,532	$(14,250)	$(28,276)	$(118,028)
Less: income allocated to participating securities	(653)	—	—	—
Basic net income (loss) attributable to Civeo Corporation common shareholders	$3,879	$(14,250)	$(28,276)	$(118,028)
Add: undistributed income attributable to participating securities	653	—	—	—
Less: undistributed income reallocated to participating securities	(653)	—	—	—
Diluted net income (loss) attributable to Civeo Corporation common shareholders	$3,879	$(14,250)	$(28,276)	$(118,028)

Denominator:
Weighted average shares outstanding - basic	167,640	165,855	166,842	154,411
Dilutive shares - share based awards	2	—	—	—
Weighted average shares outstanding - diluted	167,642	165,855	166,842	154,411

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.02	$(0.09)	$(0.17)	$(0.76)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.02	$(0.09)	$(0.17)	$(0.76)

(1)	Computations may reflect rounding adjustments.

For the three months ended September 30, 2019, we excluded 6.2 million share based awards from the computation of diluted earnings per share because their effect was anti-dilutive. When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. For the three months ended September 30, 2018 and the nine months ended September 30, 2019 and 2018, we excluded from the computation of diluted loss per share 10.9 million, 6.9 million and 10.2 million share based awards, respectively, since the effect would have been anti-dilutive. Additionally, for the nine months ended September 30, 2019 and the three and nine months ended September 30, 2018, we excluded from the calculation the impact of converting the Preferred Shares into 28.2 million and 29.6 million common shares, since the effect would have been anti-dilutive.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

10.	DEBT

As of September 30, 2019 and December 31, 2018, long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Canadian term loan, which matures on November 30, 2021 (except for non-extending lenders - see below); 3.125% of aggregate principal repayable per quarter; weighted average interest rate of 5.8% for the nine-month period ended September 30, 2019	$229,325	$247,910

U.S. revolving credit facility, which matures on November 30, 2021 (except for non-extending lenders - see below), weighted average interest rate of 7.5% for the nine-month period ended September 30, 2019	10,000	—

Canadian revolving credit facility, which matures on November 30, 2021 (except for non-extending lenders - see below), weighted average interest rate of 6.7% for the nine-month period ended September 30, 2019	152,530	114,348

Australian revolving credit facility, which matures on November 30, 2021 (except for non-extending lenders - see below), weighted average interest rate of 5.4% for the nine-month period ended September 30, 2019	1,688	16,918
	393,543	379,176
Less: Unamortized debt issuance costs	2,467	2,939
Total debt	391,076	376,237
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	34,372	33,329
Long-term debt, less current maturities	$356,704	$342,908

We did not have any capitalized interest to net against interest expense for the three or nine months ended September 30, 2019 or 2018.

Amended Credit Agreement

As of December 31, 2018, our Credit Agreement, as then amended, provided for: (i) a $239.5 million revolving credit facility scheduled to mature on November 30, 2020, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $159.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $285.4 million term loan facility scheduled to mature on November 30, 2020 in favor of Civeo.

On September 30, 2019, the second amendment to the Credit Agreement (as so amended, the Amended Credit Agreement) became effective, which, among other things:

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

•
increased the aggregate revolving loan commitments by $24.0 million under the Amended Credit Agreement, to a maximum principal amount of $183.5 million under the Canadian revolving credit facility until November 30, 2020, which will be reduced thereafter as described below;

•
extended the maturity date of the commitments and loans of certain lenders to November 30, 2021. Two lenders did not extend the maturity date of their commitments and loans. One non-extending lender has outstanding Canadian term loans of $6.9 million, a Canadian revolving commitment of $15.7 million and an Australian revolving commitment of $10.4 million that matures on November 30, 2020. The other non-extending lender has a U.S. revolving commitment of $7.4 million and a Canadian revolving commitment of $22.5 million that matures on November 30, 2020; and

•	adjusted the maximum leverage ratio financial covenant as follows:

If a qualified offering of indebtedness with gross proceeds in excess of $150 million has been consummated, a maximum leverage ratio of 4.00 to 1.00 and, if such qualified offering has not been consummated, a maximum leverage ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
September 30, 2019	4.25 : 1:00
December 31, 2019	4.00 : 1:00
March 31, 2020, June 30, 2020 & September 30, 2020	3:75 : 1:00
December 31, 2020 & thereafter	3.50 : 1:00

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.25 to 1.0 (as of September 30, 2019).  As noted above, the permitted maximum leverage ratio changes over time.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of September 30, 2019.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of September 30, 2019, we have ten lenders that were parties to the Amended Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $85.4 million. As of September 30, 2019, we had outstanding letters of credit of $0.3 million under the U.S. facility, $0.5 million under the Australian facility and $1.2 million under the Canadian facility.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

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

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions.  Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of September 30, 2019, the U.S. was considered a loss jurisdiction for tax accounting purposes and has been removed from the 2019 annual effective tax rate computation for purposes of computing the interim tax provision. As of September 30, 2018, the U.S. and Australia were considered loss jurisdictions for tax accounting purposes and were removed from the 2018 annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax benefit for the nine months ended September 30, 2019 totaled $14.0 million, or 34.2% of pretax loss, compared to a benefit of $29.4 million, or 30.0% of pretax loss, for the nine months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019 and 2018 was reduced approximately 3% and 5%, respectively, by the exclusion of loss jurisdictions for purposes of computing the interim tax provision. For the nine months ended September 30, 2019, the U.S. was considered a loss jurisdiction while for the nine months ended September 30, 2018, Australia and the U.S. were considered loss jurisdictions. Additionally, the effective tax rate for the three and nine months ended September 30, 2019 was impacted by a tax benefit of$3.0 million related to a reduction in the Alberta, Canada income tax rate, as well as, a $2.1 million tax benefit related to the change in the valuation allowance in Australia resulting from the acquisition of Action. The effective tax rate for the nine months ended September 30, 2018 was impacted by a tax benefit of $4.9 million that was recorded in the second quarter 2018 to reverse a valuation allowance previously recorded in Canada.

Our income tax benefit for the three months ended September 30, 2019 totaled $6.6 million, or 421.4% of pretax income, compared to a benefit of $5.3 million, or 28.2% of pretax loss, for the three months ended September 30, 2018. As discussed above, our effective tax rate for the three months ended September 30, 2019 was impacted by a reduction in the Alberta, Canada income tax rate, as well as, a change in the valuation allowance in Australia resulting from the acquisition of Action. Our effective rate in 2018 was impacted by the relative mix of losses between Canada, Australia and the U.S., as Australia and the U.S., for purposes of computing the interim tax provision, are considered loss jurisdictions for tax accounting purposes. Under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date provision.

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

Our accumulated other comprehensive loss increased $5.6 million from $371.2 million at December 31, 2018 to $376.9 million at September 30, 2019, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first nine months of 2019 were primarily driven by the Australian dollar decreasing in value compared to the U.S. dollar, partially offset by the Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.3 billion and
A$0.4 billion, respectively, at September 30, 2019.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

14.	LEASES

We have operating leases covering certain land locations and various office facilities and equipment in our three reportable business segments. Our leases have remaining lease terms of one year to nine years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 90 days.

The components of lease expense were $1.9 million and $1.8 million under operating leases during the three months ended September 30, 2019 and 2018, respectively. The components of lease expense were $5.6 million and $4.6 million under operating leases during the nine months ended September 30, 2019 and 2018, respectively. Included in the measurement of lease liabilities, we paid $1.9 million and $5.4 million in cash related to operating leases during the three and nine months ended September 30, 2019, respectively. Right-of-use assets obtained in exchange for new lease obligations related to operating leases during the three and nine months ended September 30, 2019 were zero and $3.4 million, respectively.

Supplemental balance sheet information related to leases were as follows (in thousands):

September 30, 2019
Operating leases
Operating lease right-of-use assets	$25,034

Other current liabilities	$5,866
Operating lease liabilities	20,992
Total operating lease liabilities	$26,858

Weighted average remaining lease term
Operating leases	6.2 years
Weighted average discount rate
Operating leases	5.9%

Maturities of operating lease liabilities at September 30, 2019, were as follows (in thousands):

For the years ending December 31,
2019	$1,901
2020	6,987
2021	4,975
2022	3,893
2023	3,238
Thereafter	11,222
Total lease payments	32,216
Less imputed interest	5,358
Total	$26,858

15.	SHARE-BASED COMPENSATION

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

Outstanding Awards

Options. Compensation expense associated with options recognized in the three and nine month periods ended September 30, 2019 and 2018 totaled zero and less than $0.1 million, respectively. There was no unrecognized compensation cost related to options.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Restricted Share / Deferred Share Awards. On February 25, 2019, we granted 1,251,353 restricted share awards and deferred share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 25, 2020. On May 16, 2019, we granted 449,100 restricted share awards and deferred share awards to our non-employee directors, which vest in their entirety on May 16, 2020.

Compensation expense associated with restricted share awards and deferred share awards recognized in the three months ended September 30, 2019 and 2018 totaled $1.5 million and $1.6 million, respectively. Compensation expense associated with restricted share awards and deferred share awards recognized in the nine months ended September 30, 2019 and 2018 totaled $4.3 million and $4.4 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the three months ended September 30, 2019 and 2018 was less than $0.1 million and $0.1 million, respectively.  The total fair value of restricted share awards and deferred share awards that vested during the nine months ended September 30, 2019 and 2018 was $4.0 million and $3.4 million, respectively.

At September 30, 2019, unrecognized compensation cost related to restricted share awards and deferred share awards was $6.8 million, which is expected to be recognized over a weighted average period of 1.6 years.

Phantom Share Awards. On February 25, 2019, we granted 1,144,407 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 25, 2020. We also granted 270,870 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 25, 2020.

During the three months ended September 30, 2019 and 2018, we recognized compensation expense associated with phantom shares totaling $0.1 million and $2.1 million, respectively. During the nine months ended September 30, 2019 and 2018, we recognized compensation expense associated with phantom shares totaling $3.5 million and $8.2 million, respectively. At September 30, 2019, unrecognized compensation cost related to phantom shares was $1.5 million, as remeasured at September 30, 2019, which is expected to be recognized over a weighted average period of 2.3 years.

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

During the three months ended September 30, 2019 and 2018, we recognized compensation expense associated with performance awards totaling $1.1 million and $1.2 million, respectively. During the nine months ended September 30, 2019 and 2018, we recognized compensation expense associated with performance awards totaling $3.3 million and $3.4 million, respectively. The total fair value of performance share awards that vested during the three and nine months ended September 30, 2019 was zero and $10.1 million.

At September 30, 2019, unrecognized compensation cost related to performance shares was $6.1 million, which is expected to be recognized over a weighted average period of 1.9 years.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

16.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on hospitality services.

Financial information by business segment for each of the three and nine months ended September 30, 2019 and 2018 is summarized in the following table (in thousands):

	Total Revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2019
Canada	$91,071	$18,219	$2,919	$2,851	$843,818
Australia	47,743	9,576	4,662	675	279,386
United States	9,349	1,611	(2,167)	576	51,376
Corporate and eliminations	—	1,790	(2,538)	207	(163,757)
Total	$148,163	$31,196	$2,876	$4,309	$1,010,823

Three months ended September 30, 2018
Canada	$76,753	$19,198	$(7,603)	$1,198	$870,701
Australia	31,090	8,842	472	958	301,340
United States	12,648	3,015	(1,349)	270	58,574
Corporate and eliminations	—	3,413	(4,415)	297	(131,979)
Total	$120,491	$34,468	$(12,895)	$2,723	$1,098,636

Nine months ended September 30, 2019
Canada	$235,943	$50,574	$(14,437)	$19,294	$843,818
Australia	107,160	29,401	(1,302)	2,508	279,386
United States	35,763	7,713	(4,484)	2,870	51,376
Corporate and eliminations	—	5,286	(6,850)	845	(163,757)
Total	$378,866	$92,974	$(27,073)	$25,517	$1,010,823

Nine months ended September 30, 2018
Canada	$226,661	$54,954	$(55,342)	$3,679	$870,701
Australia	89,542	30,608	(3,793)	2,028	301,340
United States	35,969	7,482	(6,445)	2,168	58,574
Corporate and eliminations	—	6,458	(15,331)	791	(131,979)
Total	$352,172	$99,502	$(80,911)	$8,666	$1,098,636

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

In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands customers. Pricing for WCS is driven by several factors, including the underlying price for West Texas Intermediate (WTI) crude, the availability of transportation infrastructure (consisting of pipelines and crude by railcar) and recent actions by the Alberta provincial government to limit oil production from the province. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and limited capacity to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. The WCS Differential has varied depending on the extent of transportation capacity availability.

During the first quarter of 2016, global oil prices dropped to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. Although prices began to increase in 2016 and continued to increase through the third quarter of 2018 due to global oil production cuts rebalancing supply/demand dynamics, oil prices decreased again during the fourth quarter of 2018 as OPEC oil production ramped up once again despite more concerns of decreasing global oil demand. In the first half of 2019, positive oil price trends are primarily related to OPEC oil production falling faster than the markets expected, leading to a more positive oil environment throughout the first half of the year. Oil prices have fallen since early summer due to continued demand growth volatility and fear of a global economic slowdown.

WCS prices in the third quarter of 2019 averaged $43.88 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $49.93 in the second quarter of 2018. The WCS Differential decreased from $15.75 per barrel at the end of the fourth quarter of 2018 to $12.62 at the end of the third quarter 2019. On December 2, 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production and has extended the curtailment through 2020. This curtailment resulted in a narrowing WCS Differential in December 2018, which ended the year at $15.75 per barrel, that has continued throughout 2019. As of October 21, 2019, the WTI price was $53.31 and the WCS price was $36.68, resulting in a WCS Differential of $16.63.

There remains a risk that prices for Canadian oil sands crude oil related products could deteriorate for an extended period of time, and the discount between WCS crude prices and WTI crude prices could widen. The depressed price levels through the first quarter of 2016 negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. Although we have seen an increase in oil prices since late 2016 through the third quarter of 2019, we are not expecting significant improvement in customer activity in the near-term, partially due to the volatility in the WCS Differential discussed above. The current outlook for expansionary projects in Canada is primarily related to proposed pipeline and in-situ oil sands projects. However, continued uncertainty and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets. Additionally, if oil prices decline, the resulting impact could negatively affect the value of our long-lived assets, including goodwill.

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

Currently, Western Canada does not have any operational LNG export facilities. On October 1, 2018, LNG Canada (LNGC), a large LNG export project proposed by a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), announced that a positive final investment decision (FID) had been reached on the proposed Kitimat liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). With the project moving forward, British Columbia LNG activity and related pipeline projects could become a material driver of future activity for our Sitka Lodge, as well as for our mobile fleet assets, which are well suited for the related pipeline construction activity.

Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in West Texas, the mid Continent, the Bakken and the Rockies.  With the recovery in oil prices through the third quarter of 2018, coupled with ample capital availability for U.S. E&P companies, oil shale drilling and completion activity in the U.S. significantly increased in 2018.  The U.S. oil rig count has increased from its low of 316 rigs in May 2016 to over 885 during 2018, and 713 rigs were active at the end of the third quarter of 2019.  Further, this activity in the U.S. increased oil production from an average of 9.3 million barrels per day in 2017 to an average of 11.0 million barrels per day in 2018 and a year-to-date average of 11.9 million barrels per day through July 2019. With the fall in WTI oil prices in the fourth quarter of 2018 and a call by investors for U.S. E&P companies to generate free cash flow, the U.S. rig count has drifted lower. As of October 18, 2019, there were 713 active oil rigs in the U.S. (as measured by Bakerhughes.com).  U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region.  Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 4.4% during the first eight months of 2019 compared to the corresponding period in 2018.

As of October 21, 2019, met coal spot prices were $153.95 per metric tonne. Current met coal pricing levels have not led our customers to approve many significant new projects.  We expect that customers will look for a period of sustained higher prices before the volume of new projects being approved increases.  Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries.

On July 1, 2019, we completed the acquisition of Action Industrial Catering (Action), a provider of catering and managed services to the remote mining industry in Western Australia. The acquisition enhances our service offering, geographic footprint and exposure to new commodities in Australia and underlines our focus on pursuing growth opportunities that fit within our core competencies and strategic direction. Activity in Western Australia is driven primarily by iron ore production, which is a key steelmaking ingredient.  As of October 17, 2019, iron ore spot prices were $90.01 per metric tonne.

Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)
Fourth Quarter through 10/21/2019	$53.23	$37.68	$178.00
9/30/2019	56.40	43.88	178.00
6/30/2019	59.89	47.39	207.00
3/31/2019	54.87	44.49	210.00
12/31/2018	59.32	25.66	187.00
9/30/2018	69.61	41.58	196.00
6/30/2018	67.97	49.93	196.00
3/31/2018	62.89	37.09	235.00
12/31/2017	55.28	38.65	192.00
9/30/2017	48.16	37.72	170.00
6/30/2017	48.11	38.20	193.50
3/31/2017	51.70	38.09	285.00
12/31/2016	49.16	34.34	200.00
9/30/2016	44.88	30.67	92.50

(1)	Source: WTI crude prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

Overview

As noted above, demand for our hospitality services is primarily tied to the outlook for crude oil and met coal prices. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in Canada, Australia, the U.S. and other markets.

Our business is predominantly located in northern Alberta, Canada and Queensland, Australia, and we derive most of our business from natural resource companies who are developing and producing oil sands and met coal resources and, to a lesser extent, other hydrocarbon and mineral resources. More than 75% of our revenue is generated by our lodges and villages. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years.

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

In the last several years, however, several catalysts have emerged that we believe could have favorable intermediate to long-term implications for our core end markets. Since the announcement by OPEC in late November 2016 to cut production quotas and the subsequent rise in spot oil prices and future oil price expectations, certain operators with steam-assisted gravity drainage operations in the Canadian oil sands increased capital spending in 2017. Despite construction at the Fort Hill Energy LP project ending in early 2018, Canadian oil sands capital spending in 2018 was relatively flat, in the aggregate. OPEC announced additional production cuts in late 2018 in an effort to further support global oil prices. Also, on December 2, 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production, which has helped increase WCS prices. Recent regulatory approvals of several major pipeline projects have the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. However, these projects have been delayed due to the lack of agreement between the Canadian federal government, which supports the pipeline projects, and the British Columbia provincial government. The Canadian federal government recently acquired Kinder Morgan’s Trans Mountain Pipeline, emphasizing their support for this particular project. Despite some resistance, the federal government approved the expansion of the Trans Mountain Pipeline project on June 18, 2019 and is currently working through the construction timeline. Additionally, we believe that the Keystone XL pipeline in the U.S., if constructed, would be a positive catalyst for Canadian oil sands producers, as it would bolster confidence in future take-away capacity from the region to U.S. Gulf Coast refineries.

In Australia, approximately 80% of our owned rooms are located in the Bowen Basin and primarily serve met coal mines in that region, where our customers continue to implement operational efficiency measures, in order to drive down their cost base. On July 1, 2019, we acquired Action, located in Perth, Australia. The acquisition expands our business by providing an entry point into the growing integrated services opportunities in the Western Australian remote mining market. Accordingly, we also have contracts in place for client owned villages in Western Australia which service iron ore, gold, lithium and nickel mines. We believe prices are currently at a level that may contribute to increased activity over the long term if our customers view these price levels as sustainable.

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

We began the expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support potential LNG projects on the west coast of British Columbia. We were awarded a contract with LNGC for the provision of open lodge rooms and associated services that ran through October 2017. To support this contract, we developed a new accommodations facility, Sitka Lodge, which includes private washrooms, recreational facilities and other amenities. The lodge had 774 rooms as of the end of 2018. Expansion of the facility was completed in the third quarter of 2019, which resulted in 1,186 total available rooms.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	Percentage	2019	2018	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.757	$0.765	(0.008)	(1.0)%	$0.752	$0.777	(0.025)	(3.2)%
Average Australian dollar to U.S. dollar	$0.686	$0.731	(0.045)	(6.2)%	$0.699	$0.758	(0.059)	(7.8)%

	As of
	September 30, 2019	December 31, 2018	Change	Percentage
Canadian dollar to U.S. dollar	$0.755	$0.733	0.022	3.0%
Australian dollar to U.S. dollar	$0.675	$0.705	(0.030)	(4.3)%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil and met coal and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2019 capital expenditures, exclusive of any business acquisitions, will total approximately $33 million to $37 million, compared to 2018 capital expenditures of $17.1 million. Please see “Liquidity and Capital Resources” below for further discussion of 2019 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2019, is based on a comparison to the corresponding periods of 2018.

Results of Operations – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019	2018	Change

	($ in thousands)
Revenues
Canada	$91,071	$76,753	$14,318
Australia	47,743	31,090	16,653
United States and other	9,349	12,648	(3,299)
Total revenues	148,163	120,491	27,672
Costs and expenses
Cost of sales and services
Canada	62,277	56,819	5,458
Australia	28,664	15,207	13,457
United States and other	8,539	10,201	(1,662)
Total cost of sales and services	99,480	82,227	17,253
Selling, general and administrative expenses	14,334	16,854	(2,520)
Depreciation and amortization expense	31,196	34,468	(3,272)
Impairment expense	—	—	—
Other operating expense (income)	277	(163)	440
Total costs and expenses	145,287	133,386	11,901
Operating income (loss)	2,876	(12,895)	15,771

Interest expense and income, net	(7,298)	(6,388)	(910)
Other income	2,849	412	2,437
Loss before income taxes	(1,573)	(18,871)	17,298
Income tax benefit	6,629	5,330	1,299
Net income (loss)	5,056	(13,541)	18,597
Less: Net income attributable to noncontrolling interest	60	97	(37)
Net income (loss) attributable to Civeo Corporation	4,996	(13,638)	18,634
Dividends attributable to preferred shares	464	612	(148)
Net income (loss) attributable to Civeo common shareholders	$4,532	$(14,250)	$18,782

We reported net income attributable to Civeo for the quarter ended September 30, 2019 of $4.5 million, or $0.02 per diluted share.  As further discussed below, net income included a gain on sale of assets related to the sale of a village in Australia and related $2.2 million release of an asset retirement obligation (ARO) liability assumed by the buyer.

We reported net loss attributable to Civeo for the quarter ended September 30, 2018 of $14.3 million, or $0.09 per diluted share. As further discussed below, net loss included costs totaling $0.5 million ($0.4 million after-tax, or $0.00 per diluted share) incurred in connection with the acquisition of Noralta Lodge Ltd. (Noralta), primarily included in SG&A expense below.

Revenues. Consolidated revenues increased $27.7 million, or 23%, in the third quarter of 2019 compared to the third quarter of 2018. This increase was primarily due to increases in Canada due to (1) higher room demand at both our Sitka Lodge related to an LNG project and our core oil sands lodges related to large client turnaround projects, (2) increased food services activity due to a new contract and (3) increased mobile facility activity due to the commencement of a pipeline project. In addition, revenues increased in Australia due to the Action acquisition completed on July 1, 2019 and higher occupancy related to maintenance activity at our Bowen Basin villages. These items were partially offset by lower activity levels in certain markets in the U.S. Additionally, weaker Canadian and Australian dollars relative to the U.S. dollar in the third quarter of 2019 compared to the third quarter of 2018 contributed to decreased revenues. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales increased $17.3 million, or 21%, in the third quarter of 2019 compared to the third quarter of 2018, primarily due to the Action acquisition and higher activity levels at our Bowen Basin villages in Australia. In addition, increased cost of sales was driven by higher room demand at both our Sitka Lodge and our core oil sands lodges, increased food services activity and increased mobile facility activity in Canada. These items were partially offset by decreased activity levels in certain U.S. markets. Additionally, weaker Canadian and Australian dollars relative to the U.S. dollar in the third quarter of 2019 compared to the third quarter of 2018 contributed to decreased cost of sales and services. Please see the discussion of segment results of operations below for further description.

Selling, General and Administrative Expenses. SG&A expense decreased $2.5 million, or 15%, in the third quarter of 2019 compared to the third quarter of 2018. This decrease was primarily due to lower professional fees (in part related to lower fees incurred in connection with the Action acquisition in the third quarter of 2019 compared to those incurred in connection with the Noralta acquisition in the third quarter of 2018) and lower share-based compensation expense. The decrease in share-based compensation was largely due to a reduction in the amount of phantom share awards outstanding during the third quarter of 2019. These items were partially offset by higher incentive compensation costs.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.3 million, or 9%, in the third quarter of 2019 compared to the third quarter of 2018. The decrease was due to certain assets and intangibles becoming fully depreciated during 2018 and the first half of 2019 as well as weaker Canadian and Australian dollars relative to the U.S. dollar in the third quarter of 2019 compared to the third quarter of 2018. This was partially offset by the acceleration of depreciation expense for the shortened useful life of a Canadian lodge.

Operating Income (Loss). Consolidated operating income (loss) increased $15.8 million, or 122%, in the third quarter of 2019 compared to the third quarter of 2018, primarily due to increased activity levels in Canada and Australia as well as lower SG&A and depreciation and amortization expense.

Interest Expense and Interest Income, net. Net interest expense increased by $0.9 million, or 14%, in the third quarter of 2019 compared to the third quarter of 2018, primarily related to higher interest rates on term loan and revolving credit facility borrowings and higher revolving credit facility borrowings, partially offset by lower term loan borrowings.

Other Income. Consolidated other income increased $2.4 million, or 592%, in the third quarter of 2019 compared to the third quarter of 2018, primarily due to a gain on sale of assets related to the sale of a village in Australia and related $2.2 million release of an ARO liability assumed by the buyer.

Income Tax Benefit. Our income tax benefit for the three months ended September 30, 2019 totaled $6.6 million, or 421.4% of pretax income, compared to a benefit of $5.3 million, or 28.2% of pretax loss, for the three months ended September 30, 2018.  Our effective tax rate for the three months ended September 30, 2019 was impacted by a tax benefit of $3.0 million related to a reduction in the Alberta, Canada income tax rate as well as a $2.1 million tax benefit related to the change in the valuation allowance in Australia resulting from the acquisition of Action. Our effective rate in 2018 was impacted by the relative mix of losses between Canada, Australia and the U.S., as Australia and the U.S., for purposes of computing the interim tax provision, are considered loss jurisdictions for tax accounting purposes. Under ASC 740-270, Accounting for Income Taxes, the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year-to-date provision.

 Other Comprehensive Income (Loss). Other comprehensive loss increased $10.8 million in the third quarter of 2019 compared to the third quarter of 2018, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 1% in the third quarter of 2019 compared to a 2% increase in the third quarter of 2018. The Australian dollar exchange rate compared to the U.S. dollar decreased 4% in the third quarter of 2019 compared to a 2% decrease in the third quarter of 2018.

Segment Results of Operations – Canadian Segment

	Three Months Ended September 30,
	2019	2018	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$79,939	$72,991	$6,948
Mobile facility rental revenue (2)	3,048	135	2,913
Food service and other services revenue (3)	8,084	3,627	4,457
Total revenues	$91,071	$76,753	$14,318

Cost of sales and services ($ in thousands)
Accommodation cost	$49,377	$48,394	$983
Mobile facility rental cost	2,059	834	1,225
Food service and other services cost	7,319	3,624	3,695
Indirect other costs	3,522	3,967	(445)
Total cost of sales and services	$62,277	$56,819	$5,458

Gross margin as a % of revenues	31.6%	26.0%	5.6%

Average daily rate for lodges (4)	$91	$89	$2

Total billed rooms for lodges (5)	875,891	816,295	59,596

Average Canadian dollar to U.S. dollar	$0.757	$0.765	$(0.008)

(1)	Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to mobile camps for the periods presented.

(3)	Includes revenues related to food services, laundry and water and wastewater treatment services for the periods presented.

(4)	Average daily rate is based on billed rooms and accommodation revenue.

(5)	Billed rooms represent total billed days for the periods presented.

Our Canadian segment reported revenues in the third quarter of 2019 that were $14.3 million, or 19%, higher than the third quarter of 2018. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 1% in the third quarter of 2019 compared to the third quarter of 2018 resulted in a $1.1 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced an 11% increase in accommodation revenue. This increase was driven by higher room demand at both our Sitka Lodge related to an LNG project and our core oil sands lodges related to large client turnaround projects. These items were partially offset by the continued impact of provincially imposed oil production curtailments. In addition, total revenues increased due to (1) increased food services activity related to a new contract with an oil sands customer and (2) increased mobile facility activity resulting from the commencement of a pipeline project.

Our Canadian segment cost of sales and services increased $5.5 million, or 10%, in the third quarter of 2019 compared to the third quarter of 2018. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 1% in the third quarter of 2019 compared to the third quarter of 2018 resulted in a $0.7 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rates, the increased cost of sales and services was driven by higher room demand at both our Sitka Lodge and our core oil sands lodges, increased food services activity and increased mobile facility activity.

Our Canadian segment gross margin as a percentage of revenues increased from 26% in the third quarter of 2018 to 32% in the third quarter of 2019. This was primarily driven by increased operating efficiencies due to higher occupancy percentages.

Segment Results of Operations – Australian Segment

	Three Months Ended September 30,
	2019	2018	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$33,056	$30,679	$2,377
Food service and other services revenue (2)	14,687	$411	$14,276
Total revenues	$47,743	$31,090	$16,653

Cost of sales ($ in thousands)
Accommodation cost	$14,954	$14,199	$755
Food service and other services cost	12,807	365	12,442
Indirect other cost	903	643	260
Total cost of sales and services	$28,664	$15,207	$13,457

Gross margin as a % of revenues	40.0%	51.1%	(11.1)%

Average daily rate for villages (3)	$73	$77	$(4)

Total billed rooms for villages (4)	454,859	396,747	58,112

Australian dollar to U.S. dollar	$0.686	$0.731	$(0.045)

(1)	Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to food services and other services, including facilities management for the periods presented.

(3)	Average daily rate is based on billed rooms and accommodation revenue.

(4)	Billed rooms represent total billed days for the periods presented.

Our Australian segment reported revenues in the third quarter of 2019 that were $16.7 million, or 54%, higher than the third quarter of 2018. Action contributed $14.7 million in revenues in the third quarter of 2019. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 6% in the third quarter of 2019 compared to the third quarter of 2018 resulted in a $2.2 million period-over-period decrease in revenues and a $4 reduction in the average daily rate. Excluding the impact of the weaker Australian exchange rates, the Australian segment experienced a 64% increase in accommodation revenue due to increased activity at our Bowen Basin villages partially offset by decreased activity at our Gunnedah Basin and Western Australia villages.

Our Australian segment cost of sales increased $13.5 million, or 88%, in the third quarter of 2019 compared to the third quarter of 2018. The increase was primarily driven by the Action acquisition and increased activity at our Bowen Basin villages, partially offset by the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 40% in the third quarter of 2019 from 51% in the third quarter of 2018. This was primarily driven by Action, which has a service-only business model and therefore results in lower overall gross margins than the accommodation business.

Segment Results of Operations – U.S. Segment

	Three Months Ended September 30,
	2019	2018	Change
Revenues ($ in thousands)	$9,349	$12,648	$(3,299)

Cost of sales ($ in thousands)	$8,539	$10,201	$(1,662)

Gross margin as a % of revenues	8.7%	19.3%	(10.7)%

Our U.S. segment reported revenues in the third quarter of 2019 that were $3.3 million, or 26%, lower than the third quarter of 2018.  This was primarily due to reduced activity at our West Permian and Acadian Acres lodges and lower revenues from our offshore business resulting from lower project activity. These items were partially offset by greater U.S. drilling and completion activity in the Bakken, Rockies, mid Continent and Texas markets benefiting our wellsite business.

Our U.S. segment cost of sales decreased $1.7 million, or 16%, in the third quarter of 2019 compared to the third quarter of 2018. The decrease was driven by reduced activity in our offshore and lodge businesses partially offset by higher cost of sales in the wellsite business related to greater activity.

Our U.S. segment gross margin as a percentage of revenues decreased from 19% in the third quarter of 2018 to 9% in the third quarter of 2019 primarily due to reduced activity in our offshore and lodge businesses partially offset by greater U.S. drilling and completion activity in the Bakken, Rockies, mid Continent and Texas markets benefiting our wellsite business.

Results of Operations – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	Change

	($ in thousands)
Revenues
Canada	$235,943	$226,661	$9,282
Australia	107,160	89,542	17,618
United States and other	35,763	35,969	(206)
Total revenues	378,866	352,172	26,694
Costs and expenses
Cost of sales and services
Canada	176,200	172,272	3,928
Australia	59,718	45,889	13,829
United States and other	28,432	31,222	(2,790)
Total cost of sales and services	264,350	249,383	14,967
Selling, general and administrative expenses	42,960	55,189	(12,229)
Depreciation and amortization expense	92,974	99,502	(6,528)
Impairment expense	5,546	28,661	(23,115)
Other operating expense (income)	109	348	(239)
Total costs and expenses	405,939	433,083	(27,144)
Operating loss	(27,073)	(80,911)	53,838

Interest expense and income, net	(20,604)	(19,985)	(619)
Other income	6,882	2,923	3,959
Loss before income taxes	(40,795)	(97,973)	57,178
Income tax benefit	13,963	29,386	(15,423)
Net loss	(26,832)	(68,587)	41,755
Less: Net income attributable to noncontrolling interest	60	341	(281)
Net loss attributable to Civeo Corporation	(26,892)	(68,928)	42,036
Dividends attributable to preferred shares	1,384	49,100	(47,716)
Net loss attributable to Civeo common shareholders	$(28,276)	$(118,028)	$89,752

We reported net loss attributable to Civeo for the nine months ended September 30, 2019 of $28.3 million, or $0.17 per diluted share. As further discussed below, net loss included (1) a $5.5 million pre-tax loss ($5.5 million after-tax, or $0.03 per diluted share) resulting from the impairment of fixed assets included in Impairment expense, (2) a gain on sale of assets related to the sale of a village in Australia and related $2.2 million release of an ARO liability assumed by the buyer.

We reported net loss attributable to Civeo for the nine months ended September 30, 2018 of $118.0 million, or $0.76 per diluted share. As further discussed below, net loss included (1) a $28.7 million pre-tax loss ($20.9 million after-tax, or $0.16 per diluted share) resulting from the impairment of fixed assets included in Impairment expense, (2) costs totaling $7.0 million ($6.3 million after-tax, or $0.04 per diluted share) incurred in connection with the Noralta acquisition, primarily included in SG&A expense below, and (3) $49.1 million of dividends attributable to the preferred shares issued in the Noralta acquisition.

Revenues. Consolidated revenues increased $26.7 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily due to increases in Canada due to increased food service and other services revenue and higher room demand at our Sitka Lodge related to an LNG project, partially offset by lower room demand related to the continued impact of provincially imposed oil production curtailments. In addition, increased revenues in Australia were due to the Action acquisition completed on July 1, 2019 and higher activity levels at our Bowen Basin villages. These items were partially offset by lower activity levels in certain markets in the U.S. Additionally, weaker Canadian and Australian dollars relative to the U.S. dollar in 2019 compared to 2018 contributed to decreased revenues. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales increased $15.0 million, or 6%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to the Action acquisition and higher activity levels in certain markets in Australia. In addition, increased cost of sales and services in Canada was driven by increased food services activity and the Noralta acquisition in the second quarter of 2018. This was partially offset by reduced mobile facility rental cost of sales in Canada and reduced activity in our offshore business in the U.S. Additionally, weaker Canadian and Australian dollars relative to the U.S. dollar in 2019 compared to 2018 contributed to decreased cost of sales and services. Please see the discussion of segment results of operations below for further description.

Selling, General and Administrative Expenses. SG&A expense decreased $12.2 million, or 22%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This decrease was primarily due to lower costs incurred in connection with the Noralta acquisition, lower incentive compensation costs and lower share-based compensation expense. The decrease in share-based compensation was largely due to a reduction in the amount of phantom share awards outstanding during the nine months ended September 30, 2019.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $6.5 million, or 7% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Decreases are due to (1) certain assets and intangibles becoming fully depreciated during 2018, (2) reduced depreciation expense resulting from impairments recorded in 2018 and (3) weaker Canadian and Australian dollars relative to the U.S. dollar in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These items were partially offset by additional property, plant and equipment acquired through acquisitions in 2018 and the third quarter of 2019, as well as incremental intangible amortization expense related to our acquisitions.

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

Please see Note 6 - Impairment Charges and Asset Retirement Obligations to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Operating Loss. Consolidated operating loss decreased $53.8 million, or 67%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to lower impairment, SG&A and depreciation and amortization expenses and increased activity levels in certain Canadian, Australian and U.S. markets.

Interest Expense and Interest Income, net. Net interest expense increased by $0.6 million, or 3%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily related to higher average debt levels and higher interest rates on term loan and revolving credit facility borrowings in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, partially offset by the 2018 write-off of $0.7 million of debt issuance costs associated with our Credit Agreement as then amended.

Other Income. Consolidated other income increased $4.0 million, or 135%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to $2.6 million of other income for proceeds received in the first half of 2019 from a property damage and business interruption insurance claim related to the closure of a lodge in 2018 for maintenance-related operational issues. In addition, a higher gain on sale of assets in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was related to the sale of a village in Australia and related $2.2 million release of an ARO liability assumed by the buyer during the nine months ended September 30, 2019.

Income Tax Benefit. Our income tax benefit for the nine months ended September 30, 2019 totaled $14.0 million, or 34.2% of pretax loss, compared to a benefit of $29.4 million, or 30.0% of pretax loss, for the nine months ended September 30, 2018.  For the nine months ended September 30, 2019, the U.S. was considered a loss jurisdiction while for the nine months ended September 30, 2018, Australia and the U.S. were considered loss jurisdictions. Additionally, the effective tax rate for the nine months ended September 30, 2019 was impacted by a tax benefit of $3.0 million related to a reduction in the Alberta, Canada income tax rate, as well as, a $2.1 million tax benefit related to the change in the valuation allowance in Australia resulting from the acquisition of Action. The effective tax rate for the nine months ended September 30, 2019 was impacted by a tax benefit of $4.9 million that was recorded in the second quarter 2018 to reverse a valuation allowance previously recorded in Canada.

Other Comprehensive Income (Loss). Other comprehensive loss decreased $20.0 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 3% in the nine months ended September 30, 2019 compared to a 3% decrease in the nine months ended September 30, 2018. The Australian dollar exchange rate compared to the U.S. dollar decreased 4% in the nine months ended September 30, 2019 compared to a 7% decrease in the nine months ended September 30, 2018.

Segment Results of Operations – Canadian Segment

	Nine Months Ended September 30,
	2019	2018	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$203,774	$204,258	$(484)
Mobile facility rental revenue (2)	5,648	10,036	(4,388)
Food service and other services revenue (3)	25,507	11,082	14,425
Manufacturing revenue (4)	1,014	1,285	(271)
Total revenues	$235,943	$226,661	$9,282

Cost of sales and services ($ in thousands)
Accommodation cost	$137,140	$139,052	$(1,912)
Mobile facility rental cost	4,735	10,438	(5,703)
Food service and other services cost	23,620	10,321	13,299
Manufacturing cost	1,007	1,672	(665)
Indirect other cost	9,698	10,789	(1,091)
Total cost of sales and services	$176,200	$172,272	$3,928

Gross margin as a % of revenues	25.3%	24.0%	1.3%

Average daily rate for lodges (5)	$91	$88	$3

Total billed rooms for lodges (6)	2,241,510	2,320,012	(78,502)

Average Canadian dollar to U.S. dollar	$0.752	$0.777	$(0.025)

(1)	Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to mobile camps for the periods presented.

(3)	Includes revenues related to food services, laundry and water and wastewater treatment services for the periods presented.

(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.

(5)	Average daily rate is based on billed rooms and accommodation revenue.

(6)	Billed rooms represent total billed days for the periods presented.

Our Canadian segment reported revenues in the nine months ended September 30, 2019 that were $9.3 million, or 4%, higher than the nine months ended September 30, 2018. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 3% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 resulted in a $7.3 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced a 3% increase in accommodation revenue. This increase was driven by higher room demand at our Sitka Lodge related to an LNG project and the Noralta acquisition in the second quarter of 2018, partially offset by lower room demand during 2019 from major customers in our core oil sands lodges. This lower room demand was related to a reduced impact of large client turnaround projects and the continued impact of provincially imposed oil production curtailments. Additionally, increased food services activity due to a new contract with an oil sands customer was partially offset by reduced mobile facility rental revenue as 2018 included pipeline project revenue for a longer period than 2019.

Our Canadian segment cost of sales and services increased $3.9 million, or 2%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 3% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 resulted in a $5.6 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rates, the increased cost of sales and services was driven by increased food services activity, partially offset by reduced accommodation cost of sales and mobile facility rental cost of sales as 2018 included pipeline related project costs for a longer period than 2019.

Our Canadian segment gross margin as a percentage of revenues increased from 24% in the nine months ended September 30, 2018 to 25% in the nine months ended September 30, 2019. This was primarily driven by an increase to the average daily rate due to an increase in billed rooms at our Sitka Lodge, which is at a higher daily rate.

Segment Results of Operations – Australian Segment

	Nine Months Ended September 30,
	2019	2018	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$92,473	$88,343	$4,130
Food service and other services revenue (2)	14,687	$1,199	$13,488
Total revenues	$107,160	$89,542	$17,618

Cost of sales ($ in thousands)
Accommodation cost	$44,816	$42,942	$1,874
Food service and other services cost	12,807	1,025	11,782
Indirect other cost	2,095	1,922	173
Total cost of sales and services	$59,718	$45,889	$13,829

Gross margin as a % of revenues	44.3%	48.8%	(4.5)%

Average daily rate for villages (3)	$74	$79	$(5)

Total billed rooms for villages (4)	1,253,856	1,114,695	139,161

Australian dollar to U.S. dollar	$0.699	$0.758	$(0.059)

(1)	Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to food services and other services, including facilities management for the periods presented.

(3)	Average daily rate is based on billed rooms and accommodation revenue.

(4)	Billed rooms represent total billed days for the periods presented.

Our Australian segment reported revenues in the nine months ended September 30, 2019 that were $17.6 million, or 20%, higher than the nine months ended September 30, 2018. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 8% in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 resulted in a $7.6 million period-over-period decrease in revenues and a $5 reduction in the average daily rate. Excluding the impact of the weaker Australian exchange rates, the Australian segment experienced a 30% increase in revenues due to the Action acquisition and increased activity at our Bowen Basin villages, partially offset by decreased activity at our Gunnedah Basin villages.

Our Australian segment cost of sales increased $13.8 million, or 30%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily driven by the Action acquisition, increased activity at our Bowen Basin villages and additional accretion expense related to an ARO we identified at one of our villages in Australia that should have been recorded in 2011, partially offset by the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased from 49% in the nine months ended September 30, 2018 to 44% in the nine months ended September 30, 2019. This was primarily driven by Action, which has a service-only business model and therefore results in lower overall gross margins than the accommodation business and the additional accretion expense noted above, partially offset by improved margins at our Bowen Basin villages as a result of increased occupancy.

Segment Results of Operations – U.S. Segment

	Nine Months Ended September 30,
	2019	2018	Change
Revenues ($ in thousands)	$35,763	$35,969	$(206)

Cost of sales ($ in thousands)	$28,432	$31,222	$(2,790)

Gross margin as a % of revenues	20.5%	13.2%	7.3%

Our U.S. segment reported revenues in the nine months ended September 30, 2019 that were $0.2 million, or 1%, lower than the nine months ended September 30, 2018.  The decrease was primarily due to lower revenues from our offshore business resulting from lower project activity and reduced revenues from our West Permian lodge due to reduced drilling activity in that area. These items were partially offset by greater U.S. drilling and completion activity in the Bakken, Rockies, mid Continent and Texas markets benefiting our wellsite business.

Our U.S. segment cost of sales decreased $2.8 million, or 9%, in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease was driven by reduced activity in our offshore business partially offset by higher cost of sales in the wellsite business related to greater activity.

Our U.S. segment gross margin as a percentage of revenues increased from 13% in the nine months ended September 30, 2018 to 20% in the nine months ended September 30, 2019 primarily due to greater U.S. drilling and completion activity in the Bakken, Rockies, mid Continent and Texas markets benefiting our wellsite business.

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

The following table summarizes our consolidated liquidity position as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Lender commitments (1)	$263,500	$239,500
Reductions in availability (2)	(17,392)	(14,469)
Borrowings against revolving credit capacity	(164,218)	(131,266)
Outstanding letters of credit	(1,987)	(3,445)
Unused availability	79,903	90,320
Cash and cash equivalents	8,072	12,372
Total available liquidity	$87,975	$102,692

(1)	We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.7 million under this facility outstanding as of both September 30, 2019 and December 31, 2018, respectively.

(2)
As of September 30, 2019, $17.4 million of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement. As of December 31, 2018, $14.5 million of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement.

Cash totaling $33.5 million was provided by operations during the nine months ended September 30, 2019, compared to $25.9 million provided by operations during the nine months ended September 30, 2018. During the nine months ended September 30, 2019 and 2018, $29.4 million and $14.1 million, respectively, was used in working capital. The decrease in cash provided in 2019 compared to 2018 is largely due to increased accounts receivable balances in Canada.

Cash was used in investing activities during the nine months ended September 30, 2019 in the amount of $34.7 million, compared to cash used in investing activities during the nine months ended September 30, 2018 in the amount of $186.1 million.  The decrease in cash used in investing activities was primarily due to $161.4 million to fund the Noralta acquisition and $23.8 million to fund the Acadian Acres asset acquisition in the first nine months of 2018. This compares to $16.9 million to fund the Action acquisition in the first nine months of 2019. Capital expenditures totaled $25.5 million and $8.7 million during the nine months ended September 30, 2019 and 2018, respectively.  The increase in capital expenditures in the nine months ended September 30, 2019 was related primarily to the expansion of the Sitka Lodge. Capital expenditures in the nine months ended September 30, 2018 consisted primarily of routine maintenance capital expenditures.

We expect our capital expenditures for 2019, exclusive of any business acquisitions, to be in the range of $33 million to $37 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2019 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Amended Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

Net cash of $2.8 million was used in financing activities during the nine months ended September 30, 2019 primarily due to net borrowings under our revolving credit facilities of $29.5 million, partially offset by repayments of term loan borrowings of $26.1 million, $4.3 million used to settle tax obligations on vested shares under our share based compensation plans and debt issuance costs of $1.9 million. Net cash of $133.9 million was provided by financing activities during the nine months ended September 30, 2018, primarily due to net borrowings under our revolving credit facilities of $155.4 million, largely to fund the Noralta acquisition. This was partially offset by repayments of term loan borrowings of $18.2 million and debt issuance costs of $2.7 million.

The following table summarizes the changes in debt outstanding during the nine months ended September 30, 2019 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2018	$362,258	$16,918	$—	$379,176
Borrowings under revolving credit facilities	294,235	5,259	41,000	340,494
Repayments of borrowings under revolving credit facilities	(259,598)	(20,348)	(31,000)	(310,946)
Repayments of term loans	(26,085)	—	—	(26,085)
Translation	11,045	(141)	—	10,904
Balance at September 30, 2019	$381,855	$1,688	$10,000	$393,543

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

Amended Credit Agreement

As of December 31, 2018, our Credit Agreement, as then amended, provided for: (i) a $239.5 million revolving credit facility scheduled to mature on November 30, 2020, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $159.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $285.4 million term loan facility scheduled to mature on November 30, 2020 in favor of Civeo.

On September 30, 2019, the second amendment to the Credit Agreement (as so amended, the Amended Credit Agreement) became effective, which, among other things:

•
increased the aggregate revolving loan commitments by $24.0 million under the Amended Credit Agreement, to a maximum principal amount of $183.5 million under the Canadian revolving credit facility until November 30, 2020, which will be reduced thereafter as described below;

•
extended the maturity date of the commitments and loans of certain lenders to November 30, 2021. Two lenders did not extend the maturity date of their commitments and loans. One non-extending lender has outstanding Canadian term loans of $6.9 million, a Canadian revolving commitment of $15.7 million and an Australian revolving commitment of $10.4 million that matures on November 30, 2020. The other non-extending lender has a U.S. revolving commitment of $7.4 million and a Canadian revolving commitment of $22.5 million that matures on November 30, 2020; and

•	adjusted the maximum leverage ratio financial covenant as follows:

If a qualified offering of indebtedness with gross proceeds in excess of $150 million has been consummated, a maximum leverage ratio of 4.00 to 1.00 and, if such qualified offering has not been consummated, a maximum leverage ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
September 30, 2019	4.25 : 1:00
December 31, 2019	4.00 : 1:00
March 31, 2020, June 30, 2020 & September 30, 2020	3:75 : 1:00
December 31, 2020 & thereafter	3.50 : 1:00

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.25 to 1.0 (as of September 30, 2019).  As noted above, the permitted maximum leverage ratio changes over time.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of September 30, 2019.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of September 30, 2019, we have ten lenders that were parties to the Amended Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $85.4 million. As of September 30, 2019, we had outstanding letters of credit of $0.3 million under the U.S. facility, $0.5 million under the Australian facility and $1.2 million under the Canadian facility.

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

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), subject to increase to up to 3% in certain circumstances, paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on September 30, 2019, thereby increasing the liquidation preference to $10,303 per share as of September 30, 2019. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, except for net borrowings under our revolving credit facilities, there were no material changes to the disclosure regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2019, we had $393.5 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $3.9 million annually, based on our floating-rate debt obligations and interest rates in effect as of September 30, 2019.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our functional currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.3 billion and A$0.4 billion, respectively, at September 30, 2019. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of September 30, 2019 would result in translation adjustments of approximately $29 million and $38 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

(a)	INDEX OF EXHIBITS

Exhibit No.		Description

10.1
Second Amendment to Amended and Restated Syndicated Facility Agreement, dated as of September 30, 2019, among Civeo Corporation and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders named therein, Royal Bank of Canada, as Administrative Agent, and the other agents party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on October 2, 2019).

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

CIVEO CORPORATION

Date: October 29, 2019	By /s/ Carolyn J. Stone
Carolyn J. Stone
Chief Accounting Officer and Vice President, Controller and Corporate Secretary (Duly Authorized Officer)