Form 10-K
period 2019-12-31
Civeo Corp
filed 2020-02-27
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to

 Commission file number: 001-36246
 Civeo Corporation
____________

 (Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1253716
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Allen Center, 333 Clay Street, Suite 4980,
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 510-2400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Shares, no par value	CVEO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES [ ]	NO [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES [ ]	NO [X ]

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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2019, was $226,746,265.

The Registrant had 169,661,527 common shares outstanding as of February 21, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2020 Annual General Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	changes to government and environmental regulations, including climate change;

•	global weather conditions, natural disasters, global health concerns and security threats;

•	our ability to hire and retain skilled personnel;

•	the availability and cost of capital, including the ability to access the debt and equity markets;

•	our ability to integrate acquisitions;

•	the development of new projects, including whether such projects will continue in the future; and

•	other factors identified in Item 1A. - "Risk Factors" of this annual report.

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

ITEM 1. Business

Available Information

We maintain a website with the address of www.civeo.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this annual report. We file or furnish annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the SEC). We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Also, the SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us, and our filings are available on the Internet at www.sec.gov and free of charge upon written request to our corporate secretary at the address shown on the cover page of this annual report.

Our Company

We are a hospitality company servicing the natural resources industry in Canada, Australia and the U.S. We provide a full suite of hospitality services for our guests, including lodging, food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of accommodation facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active oil, metallurgical (met) coal and iron ore producing regions, and our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. Our extensive suite of services enables us to meet the unique needs of each of our customers, while providing comfortable accommodations for their employees.

Our Company is built on the foundation of the following core values: Safety, Care, Excellence, Integrity and Collaboration. We put the safety of our employees and guests above all other concerns. We care about our people, guests, customers, communities and the environment, and we deliver excellent service with passion and pride. We act with integrity and collaborate with our people, communities, customers and partners. We take an active role working to minimize the environmental impact of our operations through a number of sustainable initiatives. We also have a focus on water conservation and utilize alternative water supply options such as recycling and rainwater collection and use. By building infrastructure such as wastewater treatment and water treatment facilities to recycle gray and black water on some of our sites, we are able to gain cost efficiencies as well as reduce the use of trucks related to water and wastewater hauling, which in turn, reduces our carbon footprint. In our Australian villages, we utilize passive-solar-design principles and smart-switching systems to reduce the need for electricity related to heating and cooling.

We provide hospitality services that span the lifecycle of customer projects, from the initial exploration and resource delineation to long-term production. Initially, as customers assess the resource potential and determine how they will develop it, they typically need our hospitality services for a limited number of employees for an uncertain duration of time. Our fleet of mobile accommodation assets is well-suited to support this initial exploratory stage as customers evaluate their development and construction plans. As development of the resource begins, we are able to serve their needs through either: (1) our fleet of mobile accommodation assets, particularly for shorter term projects such as pipeline construction and seasonal drilling programs; (2) our scalable lodge or village model; or (3) our service of guests in customer-owned facilities. As projects grow and headcount needs increase, we are able to meet our customers growing needs at our accommodations facilities or with our hospitality services. By providing infrastructure support and hospitality services early in the project lifecycle, we are well positioned to continue to service our customers throughout the production phase, which typically lasts decades.

Our scalable facilities provide workforce accommodations where, in many cases, traditional accommodations and related infrastructure are not accessible, sufficient or cost effective. Our hospitality services help facilitate efficient development and production of natural resources found in areas without sufficient housing, infrastructure or local labor. We support the development of these natural resources by providing hospitality services, including lodging, food service, housekeeping, recreation facilities, laundry and facilities management, as well as water and wastewater treatment, power generation, communications and logistics. Our customers are able to outsource their accommodations needs to a single supplier, maintaining employee welfare and satisfaction while focusing their investment on their core resource production efforts. Our primary focus is on providing these hospitality services to leading natural resource companies at our major properties, which we refer to as lodges in Canada and the U.S. and villages in Australia, or at facilities owned by our customers. We own and operate 28 lodges and villages with an aggregate of approximately 30,000 rooms. Additionally, in both Canada and the U.S., we also offer a fleet of mobile accommodation assets. We have long-standing relationships with many of our customers, many of whom are, or are affiliates of, large, investment-grade energy and mining companies.

On July 1, 2019, we completed our acquisition of Action Industrial Catering (Action), a provider of catering and managed services to the mining industry in Western Australia. The acquisition expands our business by providing an entry point into the growing integrated services opportunities in the Western Australian mining market. Please see Note 7 - Acquisitions to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

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

In the Canadian oil sands region, demand for our hospitality services is influenced by oil prices. Spending on the construction and development of new projects has historically decreased as the outlook for oil prices decreases. However, spending on current operations and maintenance has historically reacted less quickly and less severely to changes in oil prices, as customers consider their cash operating costs, rather than overall full-cycle returns. Likewise, construction and expansion projects already underway have also been less sensitive to commodity price decreases, as customers generally focus on completion and incremental costs. Natural gas prices also influence oil sands activity as an input cost: as natural gas prices fall, a significant component of our customers’ operating costs falls as well.

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

In addition, proximity to customer activity and availability of customer-owned and competitor-owned rooms influences the rental demand of our rooms. Typically, customers prefer to first utilize their own rooms on location, and if such customer-owned rooms are insufficient, customers prefer to avoid busing their workforces to housing more than 45 kilometers away.

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

Currently, Western Canada does not have any operational LNG export facilities. On October 1, 2018, LNG Canada (LNGC), a large LNG export project proposed by a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), announced that a positive final investment decision (FID) had been reached on the proposed Kitimat liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). With the project moving forward, British Columbia LNG activity and related pipeline projects have become a material driver of activity for our Sitka Lodge, as well as for our mobile fleet assets, which are contracted to serve several portions of the related pipeline construction activity. See "Canada-Canadian British Columbia Lodge" for more information.

Our Australian villages support similar activities as our Canadian lodges for the natural resources industry in Australia. Our customers are typically developing and producing met coal, iron ore and other minerals which have resource lives that are measured in decades. As such, their spending levels tend to react similarly to commodity prices as the spending levels of our Canadian customers. Spending on producing assets is less sensitive to commodity price decreases in the short and medium term, assuming the projects remain cash flow positive. However, new construction projects and expansionary projects are typically canceled or deferred during periods of lower met coal prices. Similar to the Canadian market, new project construction activity typically requires larger workforces than day-to-day operations, where proximity and availability of customer-owned rooms influences the demand for our rooms and services. During the period from mid-year 2012 to mid-year 2016, much of the previous demand for our hospitality services from new construction activity had ceased. Subsequently, our customer service requirements were primarily driven by production, maintenance and operational activities. More recently, we have seen an increase in the number of significant maintenance projects, along with customers initiating projects to optimize their operations. This work has also included some small mine expansion projects. The rise in met coal prices since the fourth quarter of 2016 has improved market sentiment, and we are working closely with our existing and potential customers as they consider capital investment and expansion opportunities in the future. We expect that customers will assess the likelihood of a period of sustained higher prices before committing capital to new projects.

Our U.S. operations are primarily tied to activity in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies, as well as activity in the Louisiana downstream and offshore Gulf of Mexico markets. Given the shorter investment horizon and decision cycle of our U.S. customers, which is typically on a well-by-well basis, spending activities of U.S. customers typically react more quickly to changes in oil and natural gas prices. These spending dynamics were clearly demonstrated over the past several years. With oil prices near $100 per barrel from 2012 to late 2014, drilling and completion activity levels grew. However, as oil prices fell beginning in August 2014, and remained at relatively low levels throughout 2015 and most of 2016, activity in the U.S. reacted swiftly, with the U.S. rig count falling over 50% in six months from its peak in the third quarter of 2014. After staging a significant recovery from 2017 to 2018, the U.S. oil rig count and associated completion activity drifted lower in 2019 due to the oil price decline in late 2018 and early 2019 coupled with other market dynamics negatively impacting exploration and production (E&P) spending, finishing the year at 677 rigs. The Permian Basin remains the most active U.S. unconventional play, representing 60% of the rigs in the U.S. market at the end of 2019. Given the U.S. market for accommodations is primarily supported by mobile camp assets, competition is primarily driven by the availability of assets in the markets we service and pricing among our competitors.

For the years ended December 31, 2019, 2018 and 2017, we generated $527.6 million, $466.7 million and $382.3 million in revenues and $49.1 million, $88.1 million and $98.0 million in operating loss, respectively. The majority of our operations, assets and income are derived from the hospitality services provided at our lodges and villages that have historically been contracted by our customers under multi-year, take-or-pay or exclusivity contracts. The hospitality services we provide at these facilities generate 80% of our revenue. Important performance metrics include revenue related to our major properties, average daily rate and aggregate billed rooms. The table below summarizes these key statistics for the periods presented in this annual report.

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except for room counts and average daily rate)
Accommodation Revenue (1)
Canada	$281,577	$266,899	$228,062
Australia	126,047	117,896	111,221
United States	12,462	18,288	9,832
Total Accommodation Revenue	$420,086	$403,083	$349,115

Mobile Facility Rental Revenue (2)
Canada	$9,575	$9,316	$3,935
United States	28,119	20,389	8,764
Total Mobile Facility Rental Revenue	$37,694	$29,705	$12,699

Food Service and Other Services Revenue (3)
Canada	$33,485	$15,601	$11,891
Australia	30,046	1,342	—
United States	145	170	171
Total Food Service and Other Services Revenue	$63,676	$17,113	$12,062

Manufacturing Revenue (4)
Canada	$1,014	$4,196	$1,707
United States	5,085	12,595	6,693
Total Manufacturing Revenue	$6,099	$16,791	$8,400

Total Revenue	$527,555	$466,692	$382,276

Average Daily Rates for Lodges and Villages (5)
Canada	$91	$89	$92
Australia	$73	$78	$80

Total Billed Rooms for Lodges and Villages (6)
Canada	3,078,727	3,007,229	2,469,899
Australia	1,717,186	1,512,030	1,385,087

Average Exchange Rate
Canadian dollar to U.S. dollar	$0.75	$0.77	$0.77
Australian dollar to U.S. dollar	0.70	0.75	0.77
__________

(1)	Includes revenues related to lodge and village rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to mobile camps for the periods presented.

(3)	Includes revenues related to food service, laundry and water and wastewater treatment services, and facilities management for the periods presented.

(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.

(5)	Average daily rate is based on billed rooms and accommodation revenue for the periods presented.

(6)	Billed rooms represents total billed days for the periods presented.

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

Through our wide range of hospitality services, we are able to identify, solve and implement solutions and services that enhance the guests’ accommodations experience and reduce the customer’s total cost of housing a workforce in a remote operating location. Through our experiences and service delivery model, our hospitality services have evolved to include fitness centers, water and wastewater treatment, laundry service and many other enhancements. As our experience in the Canadian oil sands region grew, we were the first to introduce suite-style accommodations for middle and upper-level management working in the region, with our Beaver River Executive Lodge in 2005. Since then, we have continued to innovate our service offerings to meet our customers’ growing and evolving needs. On April 2, 2018, we acquired Noralta Lodge Ltd. (Noralta), which provided remote hospitality services in Alberta, Canada (the Noralta Acquisition) through eleven lodges comprising over 5,700 owned rooms and 7,900 total rooms. From our entrepreneurial beginning, we have developed into Canada’s largest third-party provider of accommodations and hospitality services in the Canadian oil sands region.

Today, we also support customers’ logistical efforts in managing the movement of large numbers of personnel efficiently. At our Wapasu Creek location, we have introduced services that improve efficiencies for customers in transporting personnel to mine sites on a daily basis, as well as in rotating personnel when crews change.

During 2015, we entered the Canadian LNG market with our Sitka Lodge. On October 1, 2018, LNGC's participants announced that a positive FID had been reached on the Kitimat LNG Facility. British Columbia LNG activity and related pipeline projects has become a material driver of activity for our Sitka Lodge, as well as for our mobile camp assets, which are contracted to serve several portions of the related pipeline construction activity.

With the acquisition of our Australian business in December 2010, we began providing hospitality services to support the Australian natural resources industry through our villages located in Queensland, New South Wales and Western Australia. Like Canada, our Australian business has a long-history of taking care of customers in remote regions, beginning with its initial Moranbah Village in 1996, and has grown to become Australia’s largest independent provider of hospitality services for people working in remote locations.  Our Australian business was the first to introduce resort-style accommodations to the mining sector, adding landscaping, outdoor kitchens, pools, fitness centers and, in some cases, taverns. In all our operating regions, our business is built on a culture of continuous service improvement to enhance the guest experience and reduce customers' workforce housing costs. On July 1, 2019, we completed the acquisition of Action, a provider of catering and managed services to the mining industry in Western Australia. The acquisition enhances our service offering, geographic footprint and exposure to new commodities in Australia and underlines our focus on pursuing growth opportunities that fit within our core competencies and strategic direction.

Our Industry

We provide hospitality services for the natural resource industries. Our scalable facilities provide long-term and temporary workforce accommodations where traditional accommodations and related infrastructure often are not accessible, sufficient or cost effective. Once facilities are deployed in the field, we also provide hospitality services such as lodging, food service, housekeeping, and maintenance, as well as day-to-day operations, such as laundry, water and wastewater treatment, power generation, communication systems, security and group logistics. Our hospitality services can be provided at accommodation facilities we own or at facilities owned by our customers. Demand for our services is cyclical and substantially dependent upon activity levels, particularly our customers’ willingness to spend capital on the exploration for, development and production of oil, met coal, natural gas and other resource reserves. Our customers’ spending plans generally are based on their view of commodity supply and demand dynamics, as well as the outlook for near-term and long-term commodity prices. As a result, the demand for our services is sensitive to current and expected commodity prices.

We serve multiple projects and multiple customers at most of our sites, which allows those customers to share some of the costs associated with their peak accommodations needs. Our facilities provide customers with cost efficiencies as they are able to share the costs of accommodations related infrastructure (power, water, sewer and information technology) and central dining and recreation facilities with other customers operating projects in the same vicinity.

Our business is significantly influenced by: (1) the level of production of oil sands deposits in Alberta, Canada; (2) activity levels in support of extractive industries in Australia; (3) LNG and related pipeline activity in Canada; (4) oil production in Canada and the U.S.; and (5) met coal production in Australia's Bowen Basin and iron ore production in Western Australia.

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

We believe that our existing industry divides accommodations into two primary types: (1) lodges and villages and (2) mobile assets. Civeo is principally focused on hospitality services at lodges and villages. Lodges and villages typically contain a larger number of rooms and require more time and capital to develop. These facilities typically have dining areas, meeting rooms, recreational facilities, pubs and landscaped grounds where weather permits. Lodges and villages are generally supported by multi-year, take-or-pay or exclusivity contracts. These facilities are designed to serve the long-term needs of customers in constructing and operating their resource developments. Mobile camps are designed to follow customers’ activities and can be deployed rapidly to scale. They are often used to support conventional and in-situ drilling crews, as well as pipeline and seismic crews, and are contracted on a project-by-project, well-by-well or short-term basis. Oftentimes, customers will initially require mobile accommodations as they evaluate or initially develop a field or mine. Mobile camp projects can be dedicated and committed to a single customer or project or the camps can serve multiple customers.

The accommodations market supporting the natural resource industry is segmented into competitors that serve components of the overall value chain, but very few offer the entire suite of hospitality services to customers. We estimate that customer-owned rooms represent over 50% of the market. Engineering firms such as Bechtel, Fluor and ColtAmec often design accommodations facilities. Many public and private firms, such as ATCO Structures & Logistics Ltd. (ATCO), Horizon North Logistics Inc. (Horizon North), Alta-Fab Structures Ltd. (Alta-Fab) and Northgate Industries Ltd. (Northgate), build modular accommodations for sale. Horizon North, Black Diamond Group Limited (Black Diamond), ATCO, Royal Camp Services Ltd. and Target Hospitality primarily own and lease units to customers and, in some cases, provide facility management services, usually on a shorter-term basis with a more limited number of rooms, similar to our mobile camp business. Facility service companies, such as Aramark Corporation (Aramark), Sodexo Inc. (Sodexo), Compass Group PLC (Compass Group), or Cater Care typically do not invest in and own the accommodations assets, but will provide hospitality services at third-party or customer-owned facilities.

Canada

Overview

During the year ended December 31, 2019, we generated approximately 62% of our revenue from our Canadian operations. We are Canada’s largest provider of hospitality services for people working in remote locations. We provide our services through our lodges and mobile assets and at customer-owned locations. Our hospitality services support workforces in the Canadian LNG and oil sands markets and in a variety of oil and natural gas drilling, mining and related natural resource applications.

Canadian Market

Demand for our hospitality services in the Canadian oil sands region is primarily influenced by the longer-term outlook for crude oil prices rather than current energy prices, given the multi-year production phase of oil sands projects and the costs associated with development of such large scale projects. Demand for hospitality services related to LNG is influenced by the global prices for LNG. Utilization of our existing Canadian capacity and any future expansions will largely depend on continued LNG and oil sands spending related to existing production, maintenance activities and potential future expansion of existing projects.

The Athabasca oil sands are located in northern Alberta, an area that is very remote, with a limited local labor supply. Of Canada’s approximately 38 million residents, nearly half of the population lives in ten cities, while approximately 12% of the population lives in Alberta and less than 1% of the population lives within 100 kilometers of the oil sands activity. The local municipalities, of which Fort McMurray is the largest, have limited infrastructure to respond to workforce accommodation demands and are a significant driving distance from many of the oil sands projects. As such, the workforce accommodations market provides a cost effective solution to the problem of staffing large oil sands projects by sourcing labor largely throughout Canada to work on a rotational basis.

Canadian Oil Sands Lodges

During the year ended December 31, 2019, activity in the Athabasca oil sands region generated approximately 74% of our Canadian revenue. The oil sands region continues to represent one of the world’s largest reserves for heavy oil. Our McClelland Lake, Wapasu, Athabasca, Beaver River, Fort McMurray Village, Grey Wolf, Hudson, and Borealis lodges are focused on the northern region of the Athabasca oil sands, where customers primarily utilize surface mining to extract the bitumen, or oil sands. Oil sands mining operations are characterized by large capital requirements, large reserves, large personnel requirements, very low exploration or reserve risk and relatively lower cash operating costs per barrel of bitumen produced. Our Conklin, Anzac, Red Earth and Wabasca lodges, as well as a portion of our mobile camp assets, are focused in the southern portion of the region where we primarily serve in-situ operations and pipeline expansion activity. In-situ methods are used on reserves that are too deep for traditional mining methods. In-situ technology typically injects steam or solvents into the deep oil sands in place to separate the bitumen from the sand and pumps it to the surface where it undergoes the same upgrading treatment as the mined bitumen. Reserves requiring in-situ techniques of extraction represent 80% of the established recoverable reserves in Alberta. In-situ operations generally require less capital and personnel and produce lower volumes of bitumen per development, with higher ongoing operating expense per barrel of bitumen produced.

Our oil sands lodges support construction and operating personnel for maintenance, turnaround and expansionary projects, as well as ongoing operations associated with surface mining and in-situ oil sands projects, generally under short and medium-term contracts.  Most of our oil sands lodges are located on land with leases obtained from the province of Alberta, with initial terms of ten years, or subleased from the resource developer. Our leases have expiration dates that range from 2020 to 2028. Currently, two of our Canadian lodges are on land with leases expiring prior to December 31, 2020. In recent years, we have successfully renewed or extended all expiring land leases. Two of our oil sands properties are located on land which we own.

In order to operate a lodge in Canada, we are required to obtain a development permit from the regional municipality in which the lodge resides. The development permits are granted for a term ranging from two to ten years. Our development permits have expiration dates that range from 2020 to 2023. In recent years, we have successfully renewed or extended all expiring development permits. See “Item 1A. Risk Factors-Risks Related to Our Business-All but three of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease or obtain permits necessary to operate on such leased land, we could be materially and adversely affected.” of this annual report for further information.

We provide a range of hospitality services at our lodges, including reservation management, check in and check out, food service, housekeeping and facilities management. Our lodge guests receive amenities similar to a full-service hotel plus three meals a day. During 2019, no further rooms were added (net of retirements) to our major oil sands lodges. Our Wapasu Creek Lodge, with more than 5,000 rooms, is equivalent in size to the largest hotels in North America.

We provide our hospitality services at the lodges we own on a day rate or monthly rental basis, and our customers typically commit for short to medium-term contracts (from several months up to several years). Customers make a minimum nightly or monthly room commitment or an aggregate total room night commitment for the term of the contract, and the multi-year contracts typically provide for inflationary escalations in rates for increased food, labor and utilities costs.

Canadian British Columbia Lodge

We began the expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support LNG projects on the west coast of British Columbia. We developed a new accommodations facility, Sitka Lodge, which includes private washrooms, recreational facilities, a pub and other amenities. The lodge had 774 rooms as of the end of 2018. Expansion of the lodge was completed in the third quarter of 2019, which resulted in 1,186 total available rooms.

As previously discussed, on October 1, 2018, LNGC's participants announced a positive FID on the Kitimat LNG Facility. With the project moving forward, British Columbia LNG activity and related pipeline projects have become a material driver of activity for our Sitka Lodge, as well as for our mobile camp assets, which are contracted to serve several portions of the related pipeline construction activity. We previously announced contract awards for locations along the CGL pipeline project and room commitments for our Sitka Lodge. The actual timing of when revenue is realized from the CGL pipeline and

Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, including recent blockades that aim to delay construction.

Canadian Lodge Locations

LODGES
PLAYS OF INTEREST
Horn River
Montney
LNG Terminals
Peace River Oil Sands
Athabasca Oil Sands
Cardium
Cold Lake Oil Sands
Bakken
Red Earth Lodge
Wabasca Lodge
Sitka Lodge
McClelland Lake Lodge
Wapasu Creek lodge
Grey Wolf Lodge
Athabasca Lodge & Beaver River Executive Lodge
Fort McMurray Village, Hudson & Borealis Lodges
Anzac Lodge
Conklin Lodge
EDMONTON
CALGARY
VANCOUVER
CANADA
USA

Rooms in our Canadian Lodges

			As of December 31,
Lodges	Region	Extraction Technique	2019	2018	2017
Wapasu	N. Athabasca	mining	5,246	5,246	5,246
Athabasca (2)	N. Athabasca	mining	2,005	2,005	2,005
McClelland Lake	N. Athabasca	mining	1,997	1,997	1,997
Henday (1)	N. Athabasca	mining/in-situ	—	1,698	1,698
Beaver River	N. Athabasca	mining	1,094	1,094	1,094
Fort McMurray Village:
Buffalo (1) (3)	N. Athabasca	mining	—	573	—
Black Bear (3)	N. Athabasca	mining	531	531	—
Bighorn (3)	N. Athabasca	mining	763	763	—
Lynx (3)	N. Athabasca	mining	855	855	—
Wolverine (3)	N. Athabasca	mining	855	855	—
Borealis (3)	N. Athabasca	mining	1,504	1,504	—
Grey Wolf (3)	N. Athabasca	mining	947	946	—
Firebag (1) (3)	N. Athabasca	in situ	—	664	—
Hudson (3)	N. Athabasca	mining	624	624	—
Wabasca (2) (3)	S. Athabasca	mining	288	246	—
Red Earth (2) (3)	S. Athabasca	mining	216	216	—
Conklin (2)	S. Athabasca	mining/in-situ	1,012	1,032	1,032
Anzac	S. Athabasca	in-situ	526	526	526
Mariana Lake (1)	S. Athabasca	mining	—	686	686
Subtotal – Oil Sands			18,463	22,061	14,284
Sitka Lodge	Kitimat, BC	LNG	1,186	646	436
Total Rooms			19,649	22,707	14,720

(1)	Permanently closed as of December 31, 2019.

(2)
Currently closed due to low activity level in the region. All four closed lodges are periodically assessed for impairment, in accordance with U.S. generally accepted accounting principles (U.S. GAAP). Please see Note 4 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

(3)	Lodges acquired in the Noralta Acquisition.

Hospitality Services at Third-Party Owned Facilities

We also provide hospitality services at facilities owned by our customers. Historically, this has been focused around natural resource production-related housing facilities that are owned by the natural resource owners. Currently, we operate camp facilities for third-party customers. The facilities we manage range anywhere from 100 to 1,500 rooms. We customize our service offerings depending on our customer’s needs. Hospitality services can be performed on an end-to-end basis with food service, housekeeping, maintenance and utility services included or in segments such as food service only.

Recently, we have engaged in developing a related food service brand, Red Table. This diversification initiative targets food service and facility management opportunities outside of the natural resources industry, including educational, entertainment and health care sectors. Currently, Red Table operates four facilities, and includes a food production facility, which began operations in the second quarter of 2018.

Canadian Mobile Accommodations
Our mobile accommodations consist of modular, skid-mounted accommodations and central facilities that can be quickly configured to serve a multitude of short to medium-term accommodation needs. The dormitory, kitchen and ancillary assets can be rapidly mobilized and demobilized and are scalable to support 200 to 800 people in a single location. In addition to asset rental, we provide hospitality services such as food service and housekeeping, as well as camp management services, including managing fresh water and sewage hauling services. Our mobile camps service the traditional oil and gas sector in Alberta and British Columbia and in-situ oil sands drilling and development operations in Alberta, as well as pipeline construction crews throughout Western Canada. The assets have also been used in the past in disaster relief efforts, the 2010 Vancouver Winter Olympic Games and a variety of other non-energy related projects.

Our mobile camp assets are rented on a per unit basis based on the number of days that a customer utilizes the asset. In cases where we provide food service or ancillary services, the contract can provide for per unit pricing or cost-plus pricing. Customers are also typically responsible for mobilization and demobilization costs. Our focus on hospitality service contracts has allowed us to successfully pursue food service only opportunities. Due to the business nature of servicing customer-owned facilities, this business easily fits into our overall business strategy. In addition to traditional workforce accommodations, we are expanding our target markets to areas such as institutional, educational and entertainment facilities.

Australia

Overview

During the year ended December 31, 2019, we generated 29% of our revenue from our Australian operations. As of December 31, 2019, we owned 9,046 rooms across nine villages, of which 7,392 rooms service the Bowen Basin region of Queensland, one of the premier met coal basins in the world. We provide hospitality services on a day rate basis to mining and related service companies (including construction contractors), typically under short and medium-term contracts (one to five years) with minimum nightly room commitments. In addition, we provide village operation and mine site cleaning services at eleven customer-owned locations primarily in the Pilbara region of Western Australia, one of the premier iron ore bodies in the world, and in the Kimberly and Goldfields-Esperance regions of Western Australia.

Australian Market

As the largest contributor to exports and a major contributor to the country’s gross domestic product and government revenue, the Australian natural resources industry plays a vital role in the Australian economy. Australia has broad natural resources, including met and thermal coal, conventional and coal seam gas, base metals, iron ore and precious metals such as gold. Australia is the largest exporter of met coal and iron ore in the world, in addition to being in close proximity to the largest steel producing countries in the world. The growth of Australian natural resource commodity exports over the last decade has been largely driven by strong Asian demand for coal, iron ore and LNG. Australia’s resources are primarily located in remote regions of the country that lack infrastructure and resident labor forces to develop these resources, as the majority of Australia’s population is located on the east coast of the country. As a result, much of the natural resources labor force works on a rotational basis, which often requires a commute from a major city or the coast to a living arrangement near the resource projects. Consequently, there is substantial need for workforce accommodations and hospitality services to support resource production in the country. Workforce accommodations have historically been built and owned by the resource developer/owner, with third parties providing the hospitality and facility management services, typical of an insourcing business model.

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

During the year ended December 31, 2019, our five villages in the Bowen Basin of central Queensland generated 70% of our Australian revenue. The Bowen Basin contains one of the largest coal deposits in Australia and is renowned for its premium met coal. In addition, we provide village operation and mine site cleaning services at six customer locations in the Pilbara and Kimberly regions of Western Australia, which are renowned for high grade iron ore production. Met coal and iron ore are used in the steel making process and demand has largely been driven by global demand for steel finished goods and steel construction materials. In recent years, growth in construction demand for steel products in emerging economies, particularly China, slowed significantly, negatively impacting demand for the commodity. However, the rebounding of steel demand in 2018 and 2019 led to stabilized pricing for met coal in 2018 and 2019. Our villages and customer based locations are focused on the mines in the central portion of the Pilbara and Bowen Basins and are well positioned for the active mines in the region.

Beyond the Pilbara and Bowen Basins, we serve several other markets with four additional villages and five customer-owned villages. At the end of 2019, we had two villages with over 1,000 combined rooms in the Gunnedah Basin, a thermal and met coal region in New South Wales. In Western Australia, we serve workforces related to LNG facilities operations on the Northwest Shelf through our Karratha village and the Goldfields region through our Kambalda village. In addition, we provide hospitality services in Western Australia at five customer-owned villages which support workforces related to nickel, copper, zinc, silver and gold production in the Goldfields-Esperance region and lithium production in the Pilbara region.

Australian Village Locations

CAIRNS
MACKAY
Coppabella
Nebo
Moranbah
Dysart
Middlemount
GLADSTONE
BRISBANE
Karratha
KALGOORLIE
Kambalda
PERTH
Narrabri
Boggabri
SYDNEY
VILLAGES
PLAYS OF INTEREST

Rooms in our Australian Villages

			As of December 31,
Villages	Resource Basin	Commodity	2019	2018	2017
Coppabella	Bowen	met coal	3,048	3,048	3,048
Dysart	Bowen	met coal	1,798	1,798	1,798
Moranbah	Bowen	met coal	1,240	1,240	1,240
Middlemount	Bowen	met coal	816	816	816
Boggabri	Gunnedah	met/thermal coal	622	622	622
Narrabri	Gunnedah	met/thermal coal	502	502	502
Nebo	Bowen	met coal	490	490	490
Calliope (1)	-	LNG	—	300	300
Kambalda	-	Gold, lithium	232	232	232
Karratha	Pilbara	LNG, iron ore	298	298	298
Total Rooms			9,046	9,346	9,346

(1)     Sold in September 2019.

Our Australian segment includes nine company-owned villages with 9,046 rooms as of December 31, 2019, which are strategically located near long-lived, low-cost mines operated by large mining companies. Our Australian business provides hospitality services to mining and related service companies under short- and medium-term contracts. Our growth plan for this part of our business continues to include enhanced occupancy and expansion of these properties where we believe there is durable long-term demand, as well as to provide hospitality services at customer-owned assets.

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

Our Narrabri and Boggabri villages in New South Wales service met and thermal coal mines and coal seam gas in the Gunnedah Basin. Our Karratha village, in Western Australia, services workforces related to LNG facilities operations on the Northwest Shelf. Our Kambalda village supports gold and lithium mining in southern Western Australia.

U.S.

Overview

During the year ended December 31, 2019, our U.S. business generated 9% of our revenue. Our U.S. business has operational exposure in the U.S. shale formations in the Permian Basin, the Bakken, the Mid-Continent and the Rockies and offshore Gulf of Mexico markets. The business provides accommodations facilities with hospitality services and highly mobile smaller camps that follow drilling rigs and completion crews as well as accommodations, office and storage modules that are placed on offshore drilling rigs and production platforms. Our U.S. business also provides lodging and hospitality services to the downstream industry through a 300-room facility near Lake Charles, Louisiana.

U.S. Market

Onshore oil and natural gas development in the U.S. has historically been supported by local workforces traveling short to moderate distances to the worksites. With the development of substantial resources in regions such as the Bakken and Permian Basin, labor demand has exceeded the local labor supply and accommodations infrastructure to support the demand. Consequently, demand for remote, scalable accommodations and hospitality services has developed in the U.S. over the past several years. Demand for workforce accommodations in the U.S. has historically been tied to the level of oil and natural gas exploration and production activity, which is primarily driven by oil and natural gas prices. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices.

U.S. Locations

CANADA
USA
LODGES
WELL SITE SERVICE BRANCHES
PLAYS OF INTEREST
Bakken
Dickinson, ND
Killdeer Lodge
Jonah
Casper, WY
Niobrara
Vernal, UT
Piceance
La Salle, CO
Marcellus
Yukon, OK
Bloomfield, NM
Mid-Con
Permian
West Permian Lodge
Pecos, TX
Acadian Acres
HOUSTON
Eagle Ford

U.S. Mobile Camps

Our business in the U.S. consists primarily of mobile camps, both in the lower 48 states, including the (1) Permian Basin region, (2) Mid-Continent region, (3) Rocky Mountain corridor, and (4) Bakken region, and in the Gulf of Mexico. We provide a variety of sizes and configurations to meet the needs of E&P companies, completion companies, infrastructure construction projects and offshore drilling and completion activity.

Our mobile camps are rented on a per unit basis based on the number of days that a customer utilizes the asset. In cases where we provide food service or other hospitality services, the contract can provide for per unit pricing or cost-plus pricing. Customers are also typically responsible for mobilization and demobilization costs.

U.S. Lodges

		As of December 31,
	State	2019	2018	2017
West Permian	TX	410	390	326
Acadian Acres	LA	300	400	—
Killdeer	ND	235	235	235
Total Rooms		945	1,025	561

We had three lodges in the U.S. comprised of 945 rooms as of December 31, 2019. Our Killdeer Lodge provides rooms to the Bakken Shale region in North Dakota. Our West Permian Lodge supports the Permian Basin in West Texas. Our Acadian Acres Lodge, which we acquired in February 2018, provides rooms near Lake Charles, Louisiana to support the Louisiana downstream market.

Modular Construction

The capability of our Canadian business includes the design, engineering, transportation and installation of a variety of modular buildings, predominately for our own use. As of December 31, 2019, we owned one modular construction and manufacturing plant near Edmonton, Alberta, Canada, which is held for sale. During the fourth quarter of 2017, we made the decision to sell this plant due to changing geographic and market needs. In line with our Australian and U.S. strategy, we are now subcontracting modular construction from third-party manufacturers for our Canadian business. In Canada, we continue to retain a staff of experts who have designed and delivered large and small modular construction projects. We are capable of taking highly replicable and well-designed manufactured buildings and our expertise in site layout, combined with site-built components including landscaping, recreational facilities and certain common facilities, to create a comfortable community within a community. We design accommodations facilities to suit the climate, terrain and population of a specific project site.

Community Relations

With a focus on long-term indigenous community participation, our Canadian operations continue to work closely with a number of First Nations to develop mutually beneficial partnerships focused on revenue sharing, capacity building, employment and community investment and support. For over a decade, our Canadian operations supported Buffalo Metis Catering, a partnership with three Metis communities in the Regional Municipality of Wood Buffalo. Through this partnership, food and housekeeping services were delivered to three of our lodges. Beyond these services, this partnership provided a business incubator environment for a number of Metis business ventures. Our Canadian operations also procure services from a number of other First Nations-owned, Metis-owned and member-owned businesses including water hauling, snow removal and security services. The annual value of these contracts exceeds C$23 million.

Our indigenous partnership initiatives were recognized in 2011 and 2012 with awards from the Alberta Chamber of Commerce. In addition, in 2016, Civeo was awarded a Silver level Progressive Aboriginal Relation (PAR) certification by the Canadian Council for Aboriginal Business (CCAB), demonstrating our commitment to the principles and practices established by the CCAB. In 2019, Civeo was awarded by a jury comprised of indigenous business people a Gold level PAR certification which is supported by an unbiased, independent, third-party verification of our performance.

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

In addition, we have four unincorporated joint venture partnerships with indigenous land owners in Western Australia.  These agreements assist to develop the business capacity, project management skills and expertise of the indigenous joint venture members and also provide local employment opportunities and training.  Two of the four unincorporated joint venture partnerships entitle indigenous landowners to a profit distribution calculated in accordance with the unincorporated joint venture deeds.  The remaining two agreements incentivize the joint venture members via milestone payments for business objectives achieved.

Customers and Competitors

Our customers primarily operate in oil sands mining and development, drilling, exploration and extraction of oil and natural gas and coal and other extractive industries. To a lesser extent, we also support other activities, including pipeline construction, forestry and humanitarian aid. Our largest customers in 2019 were Imperial Oil Limited (a company controlled by ExxonMobil Corporation) and Fort Hills Energy LP (a partnership between Suncor Energy Inc., Total E&P Canada Ltd and Teck Resources Limited) who each accounted for more than 10% of our 2019 revenues.

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

Our primary competitors in Australia for our village hospitality services are customer-owned and operated villages as well as Ausco Modular (a subsidiary of Algeco Group) and Fleetwood Corporation. We also compete against Sodexo, Compass Group and Cater Care for third-party facility management services.

In the U.S., we primarily offer our lodge and mobile camp hospitality services and compete against Peak Oilfield Services (a subsidiary of Select Energy Services), Stallion Oilfield Holdings, Inc., Target Hospitality, HB Rentals (a subsidiary of Superior Energy Services), Oil Patch and Black Diamond.

Historically, many customers have invested in their own accommodations.  We estimate that our existing and potential customers own approximately 50% of the rooms available in the Canadian oil sands and 50% of the rooms in the Australian coal mining regions.

Our Lodge and Village Contracts

During the year ended December 31, 2019, revenues from our lodges and villages represented over 80% of our consolidated revenues. Our customers typically contract for hospitality services under take-or-pay or exclusivity contracts with terms that most often range from several months to three years. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for hospitality services, including meals, housekeeping, utilities and maintenance for workers staying in the lodges and villages. In multi-year contracts, our rates typically have annual contractual escalation provisions to cover expected increases in labor and consumables costs over the contract term. Over the term of a take-or-pay contract, the customer commits to either a minimum number of rooms over a specified period or an aggregate number of room nights over the period. Over the term of an exclusivity contract, rather than receiving a minimum room commitment, we are the exclusive hospitality service provider for the customer's employees working on a specific project or projects. In some contracts, customers have a contractual right to terminate rooms, for reasons other than a breach, in exchange for a termination fee. As of December 31, 2019, we had commitments for 25% of our rentable rooms for 2020 and 10% of our rentable rooms for 2021.

As of December 31, 2019, we had 6,567 rooms under contract. The table below details the expiration of those contracts:

Contracted Room Expiration
2020	2,831
2021	2,536
2022	310
2023	890
2024	—
Thereafter	—
Total	6,567

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

Employees

As of December 31, 2019, we had approximately 950 full-time employees and approximately 1,500 hourly employees on a consolidated basis, 61% of whom are located in Canada, 32% of whom are located in Australia and 7% of whom are located in the U.S.  We were party to collective bargaining agreements covering approximately 1,200 employees located in Canada and 550 employees located in Australia as of December 31, 2019.

Government Regulation

Our business is significantly affected by Canadian, Australian and U.S. laws and regulations at the federal, provincial, state and local levels relating to the oil, natural gas and mining industries, worker safety and environmental protection. Changes in these laws, including more stringent regulations and increased levels of enforcement of these laws and regulations, and the development of new laws and regulations could significantly affect our business and result in:

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

Canadian Environmental Regulations

In Canada, the federal and provincial governments both have jurisdiction to regulate environmental matters. The provincial governments may also devolve jurisdiction over environmental matters to local governments. Our activities, or those of our customers, may be subject to environmental regulations imposed by these three levels of government. The following addresses updates to Canadian environmental regulations in 2019 that may affect us or our customers.

Air Quality Management

The Government of Alberta (Alberta), the Government of British Columbia (British Columbia) and the Government of Canada (Canada) each have frameworks for air quality management that may affect us and our customers.

At the federal level, the Multi-Sector Air Pollutants Regulations impose mandatory air emissions standards that limit the amount of nitrogen oxides and sulfur dioxides that can be emitted from certain boilers, heaters and gaseous-fuel-fired engines used in industrial facilities as well as from cement kilns. These regulations may impact emission performance standards for compressors and boilers used by our customers in conventional and steam assisted gravity operations in the oil sands and may affect our customers’ operations.

In addition to federal requirements, emissions from facilities in Alberta are subject to provincial regulation. The Alberta Energy Regulator (AER), which is responsible for regulating upstream oil and gas activity in Alberta, oversees compliance with Directive 60. This Directive requires operators to eliminate or reduce flaring associated with a wide variety of energy development activities and operations. In December 2018, the AER finalized amendments to its Directive 60 and Directive 17 as part of its role in implementing commitments from the Alberta government to reduce methane emissions from upstream oil and gas operations by 45 per cent by 2025. These requirements, among other things, set limits on methane emissions from various facilities and require annual reporting of such emissions to the AER, with the first such report covering the 2019 calendar year and coming due on June 1, 2020. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

Similarly, emissions from facilities in British Columbia are also subject to provincial regulation. The British Columbia Oil and Gas Commission (BCOGC) is responsible for regulating oil and gas activity in British Columbia. BCOGC oversees compliance with the Drilling and Production Regulation, among others. Effective January 1, 2020 that Regulation was amended to require operators to eliminate or reduce natural gas leaking or venting associated with a wide variety of equipment and activities in energy development. Under this Regulation, new requirements are imposed for facilities detecting leaks and inspecting seals as well as restrictions or prohibitions on the types of equipment used for energy development. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

Climate Change Regulation

Scientific studies have suggested that emissions of greenhouse gases (GHG), including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climatic changes. On January 29, 2010, Canada affirmed its desire to be associated with the Copenhagen Accord that was negotiated in December 2009 as part of the international meetings on climate change regulation in Copenhagen. The Copenhagen Accord, which is not legally binding, allows countries to commit to specific efforts to reduce GHG emissions, although how and when the commitments may be converted into binding emission reduction obligations, if ever, is currently uncertain. Pursuant to the Copenhagen Accord process, Canada has indicated an economy-wide GHG emissions target that equates to a 17 percent reduction from 2005 levels by 2020, and the former Canadian Conservative federal government indicated an objective of reducing overall Canadian GHG emissions by 60 percent to 70 percent from 2006 levels by 2050. However, it is expected that the Canadian Government will announce in 2020 that Canada did not meet its commitments under the Copenhagen Accord. As a result, it is possible that Canada may introduce policy or regulatory measures to strengthen its efforts to reduce GHG emissions. Any such policy or regulatory measures may adversely affect our operations and financial results as well as those of our customers with whom we conduct business.

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

In March 2016, Canada and the Government of the United States jointly announced their intention to take action to reduce methane emissions from the oil and gas sector in an effort to meet their respective INDCs pursuant to the Paris Agreement. For its part, Canada announced its intention to reduce methane emissions from the oil and gas sector by 40-45 percent below 2012 levels by 2025. In 2018, the government introduced the Regulations Respecting Reduction in the Release of Methane and Certain Volatile Organic Compounds (Upstream Oil and Gas Sector) (“Federal Methane Regulations”) to implement its methane commitment. The Federal Methane Regulations impose various quantity-based limits on the venting of natural gas (or in the case of well completions involving hydraulic fracturing, a ban on such venting) and include associated conservation, measurement, inspection and corrective action requirements. Certain requirements of the Federal Methane Regulations came into effect January 1, 2020, with others deferred until January 1, 2023. These requirements may result in additional costs or liabilities for our customers’ operations.

In March 2016, as a further effort to meet Canada’s INDC, representatives of the federal and the majority of provincial governments committed to imposing a price on carbon pollution, beginning at $10 per tonne in 2018 and increasing at a rate of $10 annually to $50 per tonne in 2022. To implement its INDC and PCF commitments, the federal government introduced the Greenhouse Gas Pollution Pricing Act, which as of its assent in June 2018 implements a federal legislative carbon pricing “backstop”. This applies a benchmark carbon price in any province that does not establish an equivalent framework at or above the benchmark level. This allows GHG regulation to take place at the provincial level, where provinces may choose between an explicit price-based system (as exists in British Columbia) or a cap-and-trade system (as exists in Quebec). The federal backstop is only being applied to provinces in which no equivalent framework is in place.

In Alberta, the previous government's Climate Leadership Plan (CLP), was launched in November 2015. This framework was approved as meeting the PCF benchmark and exempting Alberta from the federal backstop. Among other things, the CLP proposed a framework for managing GHG emissions by reducing specified gas emissions, relative to total production from facilities that emit over 100,000 tons of carbon dioxide equivalent per year. The details of this framework were set out in legislation and regulations issued after the CLP. The previous Alberta government then passed the Climate Leadership Act, implementing the broad economy-wide levy on GHG emissions, subject to limited exceptions as well as the Oil Sands Emissions Limit Act, which imposes a 100 megaton annual limit on GHG emissions from oil sands sites. The CLP also targeted the phasing out of coal-generated electricity (or the emissions therefrom) by 2030.

In addition, the previous government issued the Carbon Competitiveness Incentive Regulation (CCIR) to replace the former Specified Gas Emitters Regulation. Like its predecessor, the CCIR sought to incentivize emissions reductions through the use of emissions intensity targets. Under CCIR, a company could meet the applicable emissions limits by making emissions intensity improvements at regulated facilities, offsetting GHG emissions by purchasing offset credits or emission performance credits in the open market, or acquiring “fund credits” (akin to allowances) by making payments for each ton of GHG emissions over the required reduction target to the Alberta Climate Change and Emissions Management Fund.

In April 2019, the previous Alberta government was replaced with a new conservative government following a general election. Consistent with its campaign promises, the new government repealed the Climate Leadership Act, thereby eliminating the provincially-imposed levy on GHG emissions. The Oil Sands Emissions Limit Act remains in force. As a result of those actions by the new Alberta government, features of the federal backstop took effect in Alberta in January 2020. Features of the backstop also took effect at various points in 2019 in Ontario, New Brunswick, Manitoba, Saskatchewan, Yukon, Nunavut and Prince Edward Island. Alberta, Saskatchewan and Ontario are challenging the federal backstop in court on the basis that the federal government lacks the constitutional ability to implement the measure. The outcome of this litigation is uncertain and could affect our customers’ compliance requirements in provinces subject to the backstop.

While the new Alberta government eliminated the provincially-imposed economy-wide levy on GHG emissions, facilities that emit more than 100,000 tons of GHG emissions in a calendar year continue to be subject to regulations that impose costs on those emissions. In particular, the new government replaced the CCIR with a new Technology Innovation and Emissions Reduction Regulation ("TIER Regulation"), which took effect on January 1, 2020. Under the TIER Regulation, emissions from each facility are compared to either an industry-wide benchmark or a facility-specific benchmark. Facilities with emissions that exceed the industry-wide benchmark or facility-specific benchmark, as applicable, must rely on one or more of the compliance options established by the TIER Regulation. The compliance options under the TIER Regulation are substantially the same as those which existed under the CCIR. Those facilities regulated under the CCIR were previously exempt from the Alberta-wide levy. Similarly, the federal government announced in December 2019 that those activities regulated under TIER would not be subject to the federal backstop. The direct and indirect costs of these regulatory changes may adversely affect our operations and financial results as well as those of our customers with whom we conduct business.

The previous government’s CLP targeted a 45 percent reduction in methane emissions from oil and gas operations by 2025, consistent with the subsequently-issued Federal Methane Regulations described above. The AER was assigned the task of developing Alberta’s parallel regulatory framework. In December 2018, the AER released amended directives to require reporting of methane emissions on an annual basis, with annual recording of emissions beginning in the 2019 calendar year for a first report due to the AER on June 1, 2020, together with various facility-specific emissions limits. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as higher sea levels, increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our operations and our financial condition.

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

In 2019, certain Aboriginal groups and environmental organizations commenced litigation intended to force the federal minister of environment to recommend that the federal government implement certain protections for woodland caribou habitat. If that litigation is successful and the corresponding protections are, in fact, implemented, the protection could affect the business of our customers with operations near caribou habitat.

Alberta’s Electricity Market

The previous government’s CLP set a target of 30 per cent of Alberta’s electricity generation coming from renewables by 2030. Toward attaining this goal, on November 3, 2016, Alberta released the details of its Renewable Electricity Program (REP), which included a procurement process for renewable generation. The first procurement process, REP Round 1, took place in 2017 and awarded long-term, indexed-price power contracts to approximately 596 MW of wind generation capacity. The second process, REP 2, took place in 2018 and awarded contracts to 363 MW of wind capacity in 2018, with eligible projects having a minimum of 25% Indigenous equity ownership. The third, REP 3, also in 2018, was structured similarly to REP 1 and awarded contracts to 400 MW of wind capacity. Three out of four REP 1 projects came into commercial operation in 2019, with the fourth project, REP 2 and REP 3-procured capacity expected to come online later, in 2021 or 2022. Funding for the REP was supposed to come from the Climate Change and Emissions Management Fund described above, backstopped by the government’s General Revenue Fund, rather than from direct electricity charges to our customers.

On June 10, 2019 the fourth REP round auction was canceled by the new conservative government. The Alberta Electric System Operator continues to honor the REP contracts from Rounds 1-3. Funding for these contracts will now rely solely upon the General Revenue Fund, after the Climate Change and Emissions Management Fund was folded into the General Revenue Fund in October 2019. The REP’s funding structure currently limits that program’s direct impact on electricity prices. However, the coming-online of REP-subsidized generation could negatively affect the performance of Alberta’s current electricity market.

Alberta’s previous government further announced on November 23, 2016, that it would restructure the Alberta power market to include a parallel “capacity market” by 2021. The effect of this change would have been to create two revenue streams for power generators in Alberta, one for energy produced (with payments structured similarly to the existing market) and the other for the provision of generating capacity itself (with payments based on outcomes in the new capacity market). With the introduction of the capacity market, the previous Alberta government expected to achieve more stable power prices without sacrificing affordability to power consumers which would mitigate the effects of the REP subsidization. These reforms were canceled by the new Alberta government in July 2019.

At the government’s request the Alberta Electric System Operator submitted advice on electrical market power mitigation. There is still considerable uncertainty regarding the future of Alberta’s electricity market. The issues of market power, the phasing out of coal-generated electricity, and the impact of the first three rounds of REP coming online, all could potentially increase costs to our customers in the form of higher electricity prices.

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

U.S. Environmental Regulations

The Clean Water Act, as amended, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the U.S. Environmental Protection Agency (EPA) or authorized state agencies.  The EPA published a final rule outlining its position on the federal jurisdictional reach over waters of the U.S. in June 2015, but in June 2017 proposed another rule that would initiate the first step in a two-step process intended to review and revise that definition of “waters of the United States.” Under the proposal, the first step would be to rescind the May 2015 final rule and put back into effect the narrower language defining “waters of the United States” under the Clean Water Act that existed prior to the 2015 rule. The second step would be a notice-and-comment rule-making in which the agencies will conduct a substantive reevaluation of the definition of “waters of the United States.” In September 2019, the EPA finalized the first step in this process. Litigation challenging the repeal of the August 2015 rule is pending. Many of our U.S. properties and operations require permits for discharges of wastewater and/or storm water, and we have developed a system for securing and maintaining these permits. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1999, as amended, require the development and implementation of spill prevention and response plans and impose liability for the remedial costs and associated damages arising out of any unauthorized discharges.

The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including, offshore and onshore oil and natural gas production facilities, on an annual basis. In October 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting requirements. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. In addition, the EPA has finalized new regulations that would further restrict GHG emissions, such as new standards for methane and volatile organic compound (VOC) emissions from new and modified oil and gas sources, which the EPA published in June 2016. On September 11, 2018, the EPA proposed targeted improvements to the rule, including amendments to the rule’s fugitive emissions monitoring requirements, and is in the process of finalizing the amendments, which it originally expected to do in late 2019. Separately, on August 28, 2019, the EPA proposed amendments to the 2012 and 2016 NSPS for the

Oil and Natural Gas Industry which would remove all sources in the transmission and storage segment of the oil and natural gas industry from regulation under the NSPS, both for ozone-forming VOCs, and for GHGs. The existing NSPS regulates GHGs through limitations on emissions of methane. The amendments also would rescind the methane requirements in the 2016 NSPS that apply to sources in the production and processing segments of the industry. As an alternative, EPA also is proposing to rescind the methane requirements that apply to all sources in the oil and natural gas industry, without removing any sources from the current source category. Additionally, in November 2016, the Bureau of Land Management (BLM) issued new regulations to reduce “waste” of natural gas-of which methane is a primary constituent-from venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian lands, but in 2018 announced a revised rule which scaled back the waste-prevention requirements of the 2016 rule. Environmental groups sued in federal district court a day later to challenge the legality of aspects of the revised rule, and the outcome of this litigation is currently uncertain. In October 2015, the EPA finalized the Clean Power Plan, which imposes additional obligations on the power generation sector to reduce GHG emissions. However, in August 2019, the EPA finalized the repeal of the 2015 regulations and replaced them with the Affordable Clean Energy rule (“ACE”), which designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. Both the appropriateness of the repeal of the 2015 regulations and the adequacy of ACE are currently subject to litigation. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions, including cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. The U.S. also participated in the creation of the Paris Agreement at COP 21 in December 2015 but has formally initiated the process of withdrawing from the agreement. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could require us or our customers to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emission allowances or comply with new regulatory or reporting requirements.  Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for oil and natural gas, which could reduce our customers’ demand for our services. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Business

Due to the cyclical nature of the natural resources industry, certain of our customers’ spending may be directly, and our business may be indirectly, affected by volatile or low oil, coal or natural gas prices or unsuccessful exploration results.

Demand for our services is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas and mining companies. Our business typically supports projects that are capital intensive and require several years to generate first production. The economic analyses conducted by our customers in oil sands, Australian mining and LNG investment areas have historically assumed a relatively conservative longer-term price outlook for production from such projects to determine economic viability. The oil and gas and mining industries’ willingness to explore, develop and produce depends largely upon the availability of attractive resource prospects and the prevailing view of future commodity prices, and expenditures by our oil and gas and mining customers generally lag changes in commodity prices by nine to 12 months.

For the past several years, commodity prices have remained relatively low since their high in 2014, and continue to be volatile. Prices for oil, metallurgical (met) coal, natural gas and other natural resources are subject to large fluctuations in response to changes in supply of and demand for these commodities and many other factors beyond our control, including:

•	the level of activity and developments in the Canadian oil sands;

•	the global level of demand, particularly from China, for coal and other natural resources produced in Australia;

•	the availability of economically attractive oil and natural gas field prospects, which may be affected by governmental actions or environmental activists which may restrict development;

•	the availability of transportation infrastructure for oil, natural gas, LNG and coal, refining capacity and shifts in end customer preferences toward fuel efficiency and the use of natural gas;

•	global weather conditions, natural disasters and global health concerns;

•	worldwide economic activity including growth in developing countries, such as China and India;

•
national government political requirements, including the ability of the Organization of Petroleum Exporting Companies (OPEC) to set and maintain production levels and prices for oil and government policies which could nationalize or expropriate oil and natural gas exploration, production, refining or transportation assets;

•	the level of oil and gas production by non-OPEC countries, particularly the U.S. and Russia;

•	rapid technological change and the timing and extent of energy resource development, including hydraulic fracturing of horizontally drilled wells in shale discoveries and LNG;

•	the price and availability of alternative fuels;

•	government and environmental regulation, including climate change legislation; and

•	U.S. and foreign tax policies.

Because of the recent volatile commodity price environment, our customers have reduced or deferred, and may continue to reduce or defer, major expenditures, particularly in Canada and Australia, given the long-term nature of many large scale development projects, adversely affecting our revenues and profitability.

On December 2, 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production and has extended the curtailment through 2020. This curtailment resulted in a narrowing of the discount (WCS Differential) at which Western Canadian Select (WCS) trades relative to West Texas Intermediate (WTI) in December 2018, which ended the year at $15.75 per barrel, that continued throughout 2019. As of February 21, 2020, the WTI price was $53.30 and the WCS price was $36.64, resulting in a WCS Differential of $16.66. Should the price of WTI decline or the WCS discount to WTI widen further, our oil sands customers may delay or eliminate additional investments, further reduce their spending in the oil sands region or curtail or shut-down additional existing operations.

We do business in Canada and Australia, whose political and regulatory environments and compliance regimes differ from those in the United States.

A significant portion of our revenue is attributable to operations in Canada and Australia. These activities accounted for 90% of our consolidated revenue in the year ended December 31, 2019. Risks associated with our operations in Canada and Australia include, but are not limited to:

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

Because of the concentration of our business in the oil sands region of Alberta, Canada and in the coal producing region of Queensland, Australia, two relatively small geographic areas, we have increased exposure to political, regulatory, environmental, labor, climate or natural disasters such as forest fires, events or developments that could disproportionately impact our operations and financial results. For example, in 2017, a cyclone threatened areas near our villages in Australia. Also in 2011 and 2016, forest fires in northern Alberta impacted areas near our Canadian oil sands lodges. Due to our geographic concentration, any adverse events or developments in our operating areas may disproportionately affect our financial results.

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

Currency exchange rate fluctuations could adversely affect our U.S. dollar reported results of operations and financial position.

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

For the year ended December 31, 2019, 90% of our revenues originated from subsidiaries outside of the U.S. and were denominated in either the Canadian dollar or the Australian dollar. As a result, a material decrease in the value of these currencies relative to the U.S. dollar has had, and may have in the future, a negative impact on our reported revenues, net income, financial condition and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition and results of operations.

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

Also, in certain areas in which we operate, we are required to seek permits from local government agencies in order to build a new lodge or operate an existing lodge on leased land. A proposed regulation in a regional municipality of Alberta would require us to seek renewal of such permits every four years; however, this proposal was deferred in late 2019 and no update has been provided.

We depend on several significant customers. The loss of one or more such customers or the inability of one or more such customers to meet their obligations to us could adversely affect our results of operations.

We depend on several significant customers. The majority of our customers operate in the energy or mining industries. For a more detailed explanation of our customers, see “Business” in Item 1 of this annual report. The loss of any one of our largest customers in any of our business segments or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in two industries may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions.

As a result of our customer concentration, risks of nonpayment and nonperformance by our counterparties are a concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. While we perform ongoing credit evaluations of our customers, we do not require collateral in support of our trade receivables consistent with industry practice. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Oil prices have remained relatively low since their high in 2014 and continue to be volatile, commodity prices generally have remained depressed since 2015, and the capital markets and availability of credit have been constrained relative to historical levels. Additionally, many of our customers’ equity values have declined and could decline further. The combination of lower cash flow due to commodity prices, a reduction in borrowing bases under reserve-based credit facilities and the lack of available debt or equity financing may continue to result in a significant reduction in our customers’ liquidity and could impair their ability to pay or otherwise perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. The inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results.

Our failure to retain our current customers, renew our existing customer contracts and obtain new customer contracts, or the termination of existing contracts, could adversely affect our business.

Our success depends on our ability to retain our current customers, renew or replace our existing customer contracts and obtain new business. Our ability to do so generally depends on a variety of factors, including overall customer expenditure levels and the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We cannot assure you that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing, or at all, or that our current customers will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. Because of the current volatile commodity price environment, our customers may not renew contracts on terms favorable to us or, in some cases, at all, and we may have difficulty obtaining new business. Additionally, several contracts have clauses that allow termination upon the payment of a termination fee. As a result, our customers may choose to terminate their contracts. The likelihood that a customer may seek to terminate a contract is increased during periods of market volatility like those we are currently experiencing. Further, certain of our customers may not reach positive final investment decisions on projects with respect to which we have been awarded contracts to provide related accommodation, which may cause those customers to terminate the contracts. Customer contract cancellations, the failure to renew a significant number of our existing contracts or the failure to obtain new business would have a material adverse effect on our business and results of operations. We can provide no assurances that we will be able to renew our leases or permits upon expiration on similar terms, or at all. If we are unable to renew our leases or permits on similar terms, it may have an adverse effect on our business and results of operations.

Our customers are exposed to a number of unique operating risks and challenges which could also adversely affect us.

We could be materially adversely affected by disruptions to our customers’ operations caused by any one of or all of the following singularly or in combination:

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

A variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including, in some cases, requirements relating to the temperature of food), cleanliness of food production facilities and hygiene of food-handling personnel are enforced primarily at the local public health department level. We can give no assurances that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended regulations in this area may significantly increase the cost of compliance or expose us to liabilities.

We serve alcoholic beverages at some of our facilities, and must comply with applicable licensing laws, as well as local service laws. These laws generally prohibit serving alcoholic beverages to certain persons such as a patron who is intoxicated or a minor. If we violate these laws, we may be liable to the patron and/or third parties for the acts of the patron. We cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the jurisdictions in which we serve alcoholic beverages. If we are unable to maintain food safety or comply with government regulations related to food, beverages or alcoholic beverages, the effect could be materially adverse to our business and results of operations.

We are susceptible to seasonal earnings volatility due to adverse weather conditions in our regions of operations.

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in Canada and Australia, and, to a lesser extent, the Permian Basin. A portion of our Canadian operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and our ability to provide services in the second and, to a lesser extent, third quarters. During the Australian rainy season, generally between the months of November and April, our operations in Queensland and the northern parts of Western Australia can be affected by cyclones, monsoons and resultant flooding. Severe winter weather conditions in the Permian Basin of the United States can restrict access to work areas for our customers. Furthermore, the areas in which we operate are susceptible to forest fires, which could interrupt our operations and adversely impact our earnings.

We may be adversely affected if customers reduce their accommodations outsourcing.

Our business and growth strategies depend in large part on customers outsourcing some or all of the services that we provide. Many oil and gas and mining companies in our core markets own their own accommodations facilities, while others outsource all or part of their accommodations requirements. Customers have largely built their own accommodations in the past but will outsource if they perceive that outsourcing may provide quality services at a lower overall cost or allow them to accelerate the timing of their projects. We cannot be certain that these customer preferences will continue or that customers that have previously outsourced accommodations will not decide to perform these functions themselves or only outsource accommodations during the development or construction phases of their projects. In addition, labor unions representing customer employees and contractors have, in the past, opposed outsourcing accommodations to the extent that the unions believe that third-party accommodations negatively impact union membership and recruiting. The reversal or reduction in customer outsourcing of accommodations could negatively impact our financial results and growth prospects.

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

Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages and other labor related expenses, insurance, fuel and utilities, especially to the extent we are unable to recover such increased costs through increases in the prices for our services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our customer contracts. Substantial increases in the cost of fuel and utilities have historically resulted in cost increases in our lodges and villages. From time to time we have experienced increases in our food costs. While we believe a portion of these increases were attributable to fuel prices, we believe the increases also resulted from rising global food demand. In addition, food prices can fluctuate as a result of foreign exchange rates and temporary changes in supply, including as a result of incidences of forest fires or severe weather such as droughts, heavy rains and late freezes. While our multi-year contracts often provide for annual escalation in our room rates for food, labor and utility inflation, we may be unable to fully recover costs and such increases would negatively impact our profitability on contracts that do not contain such inflation protections.

Our business is contract intensive and may lead to customer disputes or delays in receipt of payments.

Our business is contract intensive and we are party to many contracts with customers. We periodically review our compliance with contract terms and provisions. If customers were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests could negatively affect sales and operating results. In the past, our customers have withheld payment due to contract or other disputes, which has delayed our receipt of payments. While we do not believe any reviews, audits, delayed payments or other such matters should result in material adjustments, if a large number of our customer arrangements were modified or payments withheld in response to any such matter, the effect could be materially adverse to our business and results of operations.

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

Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could adversely impact our business and results of operations, including the:

•	issuance of administrative, civil and criminal penalties;

•	denial or revocation of permits or other authorizations;

•	reduction or cessation of operations; and

•	performance of site investigatory, remedial or other corrective actions.

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving increasing attention from the media, scientists and legislators alike. The debate is ongoing as to the extent to which our climate is changing, the potential causes of any change and its potential impacts. Some attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. Significant focus is being made on companies that are active producers of fossil fuels.

Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels, including plans developed in connection with the Paris climate conference in December 2015 and the Katowice climate conference in December 2018. There are a number of legislative and regulatory proposals to address greenhouse gas emissions, including increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting, and incentives for renewable energy, which are in various phases of discussion or implementation. The outcome of Canadian, Australian and U.S. federal, regional, provincial and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could:

•	result in the cessation of our customers operations and therefore the demand for services;

•	result in increased costs associated with our operations and our customers’ operations;

•	increase other costs to our business;

•	reduce the demand for carbon-based fuels; and

•	reduce the demand for our services.

Any adoption of these or similar proposals by Canadian, Australian, U.S. federal, regional, provincial or state governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry, including negatively impacting the price of oil relative to other energy sources, reducing demand for hydrocarbons and other minerals or limiting drilling or mining in the areas in which we operate. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. See Item 1. “Business-Government Regulation” of this annual report for a more detailed description of our climate-change related risks.

The cyclical nature of our business and a severe prolonged downturn has and could in the future negatively affect the value of our goodwill and long-lived assets.

As of December 31, 2019, goodwill at our Canadian reporting unit represented 11% of total assets, or $102.2 million, and goodwill at our Australian reporting unit represented 1% of total assets, or $7.9 million. We have recorded goodwill because we paid more for two of our businesses that we acquired than the fair market value of the tangible and separately measurable intangible net assets of those businesses. We evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying amount may not be recoverable. With the extended period and depth of the current downturn, we have impaired our goodwill and long-term assets in the past. We may recognize impairment losses on our current goodwill value in the future if, among other factors:

•	global economic conditions remain depressed or further deteriorate, including a further decrease in the price of or demand for oil, coal, natural gas, iron ore and other minerals;

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

In addition, we recorded impairments of our long-lived assets of $6.2 million, $28.7 million and $31.6 million in 2019, 2018 and 2017, respectively. We also recorded goodwill impairments of $19.9 million in 2019. Extended periods of limited or no activity by our customers at our lodges or villages could require us to record further impairment charges equal to the excess of the carrying value of the lodges or villages over fair value or could result in an impairment to our goodwill balance.

Our inability to control the inherent risks of identifying, acquiring and integrating businesses that we may acquire, including any related increases in debt or issuances of equity securities, could adversely affect our operations.

Acquisitions have been, and our management believes acquisitions will continue to be, a key element of our growth strategy. We may not be able to identify and acquire acceptable acquisition candidates on favorable terms in the future. We may be required to incur substantial indebtedness to finance future acquisitions and also may issue equity securities in connection with such acquisitions. Such additional debt service requirements could impose a significant burden on our results of operations and financial condition. The issuance of additional equity securities could result in significant dilution to shareholders. In addition, overpayment of an acquisition could cause potential impairments which could affect our results of operations.

We expect to gain certain business, financial and strategic advantages as a result of business combinations we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our business acquisitions and realize these intended benefits. The success of any acquisitions we make depends, in large part, on our ability to realize the anticipated benefits, including operating synergies from combining our businesses, which were previously operated independently, and retaining and integrating key employees, vendors and customers from the acquired businesses. An inability to realize expected strategic advantages as a result of the acquisition would negatively affect the anticipated benefits of the acquisition.

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

A component of our business strategy is based on developing and maintaining positive relationships with the indigenous people and communities in the areas where we operate. These relationships are important to our operations and customers who desire to work on traditional aboriginal lands. The inability to develop and maintain relationships and to be in compliance with local requirements could have an adverse effect on our business and results of operations.

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

There is inherent risk of environmental costs and liabilities in our business as a result of (1) our handling of petroleum hydrocarbons, (2) air emissions and waste water discharges related to our operations, and (3) historical industry operations and waste disposal practices. Certain environmental statutes impose joint and several strict liability for these costs. For example, an accidental release by us in the performance of services at one of our or our customers’ sites could subject us to substantial liabilities arising from environmental cleanup, restoration costs and natural resource damages, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. We may not be able to recover some or any of these costs from insurance.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We currently have a substantial amount of indebtedness. As of December 31, 2019, we had approximately $225.0 million outstanding under the term loan portion of our credit agreement (as amended from time to time, the Credit Agreement), $134.1 million outstanding under the revolving portion of the Credit Agreement, $2.0 million of outstanding letters of credit and capacity to borrow an additional $120.8 million under the revolving portion of the Credit Agreement. As of December 31, 2019, $6.6 million of our borrowing capacity under the Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Credit Agreement.

Our Credit Agreement contains, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us. Specifically, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA (as defined in the Credit Agreement) to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.00 to 1.0 (as of December 31, 2019). Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization and other non-cash charges. Borrowings outstanding under the Credit Agreement mature in November 2021, except for two non-extending lenders whose borrowings outstanding mature in November 2020. If market or other economic conditions remain depressed or further deteriorate, our borrowing capacity may be further reduced.

The permitted level of the maximum leverage ratio changes over time, as illustrated in the table below.

Period Ended	Maximum Leverage Ratio
December 31, 2019	4.00 : 1.00
March 31, 2020, June 30, 2020 & September 30, 2020	3.75 : 1:00
December 31, 2020 & thereafter	3.50 : 1.00

Our level of indebtedness may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on our indebtedness as such payments become due. Our level of indebtedness may affect our operations in several ways, including the following:

•	our indebtedness may increase our vulnerability to general adverse economic and industry conditions;

•	the covenants contained in the Credit Agreement limit our ability to borrow funds, dispose of assets, pay dividends and make certain investments;

•	our debt covenants also affect our flexibility in planning for, and reacting to, changes in the economy and in its industry; and

•	our indebtedness could impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes.

Our ability to service our debt, including repaying outstanding borrowings under our Credit Agreement at maturity, will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our business does not generate sufficient cash flows from operations to enable us to meet our obligations under our indebtedness, we will be forced to take actions such as reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We may not be able to effect any of these remedies on satisfactory terms or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, our ability to comply with some of the covenants, ratios or tests contained in the Credit Agreement may be affected by events beyond our control and, as a result, we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general or otherwise conduct necessary corporate activities. Declines in commodity prices, or a prolonged period of commodity prices at depressed levels, could eventually result in our failing to meet one or more of the financial covenants under the Credit Agreement, which could require us to refinance or amend such obligations resulting in the payment of consent fees or higher interest rates, or require us to raise additional capital at an inopportune time or on terms not favorable to us.

We may not be able to reduce our indebtedness to comply with these covenants. A failure to comply with these covenants, ratios or tests could result in an event of default. A default under the Credit Agreement, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder. The accelerated debt would become immediately due and payable. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. In addition, in the event of an event of default under the Credit Agreement, the lenders could foreclose on the collateral securing the credit facility and require repayment of all borrowings outstanding. If the amounts outstanding under the credit facility or any of our other indebtedness were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders. Moreover, any new indebtedness we incur may impose financial restrictions and other covenants on us that may be more restrictive than our existing debt agreements.

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

As of December 31, 2019, we were party to collective bargaining agreements covering approximately 1,200 employees in Canada and 550 employees in Australia. Efforts have been made from time to time to unionize other portions of our workforce. In addition, our facilities serving oil sands development work in Northern Alberta, Canada and mining operations in Australia house both union and non-union customer employees. We have not experienced strikes, work stoppages or other slowdowns in the past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations, which could adversely affect our business and results of operations. Additional unionization efforts and new collective bargaining agreements also could materially increase our costs, reduce our revenues or limit our flexibility. Collective bargaining agreements in our Canadian operations have individual expiration dates, extending in some cases to 2023. Enterprise bargaining agreements in our Australian operations cover certain employees working at our villages in Queensland, New South Wales and Western Australia, as well as certain employees working at Action's customer sites in Western Australia. These agreements have individual expiration dates, extending in some cases to 2022.

Our operations may suffer due to increased industry-wide capacity of certain types of assets.

The demand for and/or pricing of rooms and accommodation services is subject to the overall availability of rooms in the marketplace. If demand for our assets were to decrease, or to the extent that we and our competitors increase our capacity in excess of current demand, we may encounter decreased pricing for or utilization of our assets and services, which could adversely impact our operations and profits. Due to the sustained low commodity prices throughout 2016 and 2017 and into 2018, customer demand for accommodations in those areas has decreased significantly, and we have experienced a corresponding significant decrease in our occupancy and profitability.

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

•	during the time between acquisition and use, and depending on adjacent uses of the land, the property may become unusable or require costly remediation efforts due to environmental damage;

•	we may not be able to obtain financing for development projects on favorable terms or at all;

•	we may not be able to obtain, or may experience delays in obtaining governmental permits and authorizations;

•	development opportunities that we explore may be abandoned and the related investment impaired; and

•	we may experience delays (temporary or permanent) if there is public, government or aboriginal opposition to our activities.

Our business could be negatively impacted by security threats, including cybersecurity threats and other disruptions.

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable or hold them for ransom; threats to the safety of our employees; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure; and threats from terrorist acts. In the past, we experienced a data security breach resulting from unauthorized access to our systems, which to date has not had a material impact on our operations; however, there is no assurance that such impacts will not be material in the future. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations or cash flows. Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

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

Civeo is a British Columbia company and a substantial portion of our assets are located outside the U.S. As a result, investors could experience more difficulty enforcing judgments obtained against us in U.S. courts than would be the case for U.S. judgments obtained against a U.S. company. In addition, some claims may be more difficult to bring against Civeo in Canadian courts than it would be to bring similar claims against a U.S. company in a U.S. court.

We may increase our debt or issue equity in the future, which could affect our financial condition, may decrease our profitability or could dilute our shareholders.

We may increase our debt or issue equity in the future, subject to restrictions in our debt agreements and our ability to access the capital markets. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on terms acceptable to us, if at all. If we incur additional debt or raise equity through the issuance of our preferred shares, the terms of the debt or our preferred shares issued may give the holders rights, preferences and privileges senior to those of holders of our common shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, holders of our common shares would be diluted. If we are unable to raise additional capital when needed, it could affect our financial health.

Risks Related to Our Common Shares

The market price and trading volume of our common shares may be volatile.

The market price of our common shares has historically experienced and may continue to experience volatility. For example, during 2018, the market price of our common shares ranged from a low of $1.12 per share to a high of $4.64 per share, and during 2019, the market price of our common shares ranged from a low of $0.75 per share to a high of $2.85 per share. From January 1, 2020 to February 21, 2020, the market price of our common shares has ranged between a low of $1.15 per share to a high of $1.54 per share. The market price of our common shares may be influenced by many factors, some of which are beyond our control, including those described above and the following:

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

Our common shares are currently listed on the NYSE, and the continued listing of our common shares is subject to our compliance with a number of listing standards. To maintain compliance with these continued listing standards, we are required to maintain an average closing price of $1.00 or more over a consecutive 30 trading-day period. On November 27, 2019, we received a notice from the NYSE that the average closing price of our common shares over a 30 consecutive trading day period was below $1.00 per share, and, as a result, the price per share of the common shares was below the minimum average closing price required to maintain listing on the NYSE. On January 6, 2020, we were notified by the NYSE that we regained compliance with the NYSE continued listing standards after our average closing price for the 30 trading days ended December 31, 2019 and our closing price on December 31, 2019 both exceeded $1.00 per share.

If we receive further notices from the NYSE that we have failed to maintain compliance of an NYSE continued listing standard, and fail to regain compliance of such standard during the applicable cure period, the NYSE may initiate procedures to suspend and delist our common shares.

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
The holders of the preferred shares issued in the Noralta Acquisition have rights and preferences superior to those of the holders of our common shares. These rights include, among others:

•	the right to receive a liquidation preference prior to any distribution of our assets to the holders of our common shares;

•	the right to receive a 2% annual dividend, paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof; and

•
the right to convert the preferred shares into common shares after two years from the closing of the Noralta Acquisition at an initial conversion price of $3.30 per common share, which may not be the fair market value of such shares at the time of conversion.

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

We currently do not pay dividends. The declaration and amount of all dividends will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the board of directors deems relevant. In addition, our ability to pay dividends on our common shares is limited by covenants in the Credit Agreement. Future agreements may also limit our ability to pay dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report. There can be no assurance that we will pay a dividend in the future.

Provisions contained in our articles and applicable Canadian and British Columbia laws could discourage a take-over attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our shareholders to sell their shares for a premium.

Provisions contained in our articles provide for a classified board of directors, limitations on the removal of directors, limitations on shareholder proposals at meetings of shareholders and limitations on shareholder action by written consent, which could make it more difficult for a third-party to acquire control of us. Our articles, subject to the corporate law of British Columbia, also authorize our board of directors to issue series of preferred shares without shareholder approval. If our board of directors elects to issue preferred shares, it could increase the difficulty for a third-party to acquire us, which may reduce or eliminate our shareholders’ ability to sell their common shares at a premium. In addition, in Canada, we may become subject to applicable securities laws, including National Instrument 62-104 Take-Over Bids and Issuer Bids of the Canadian Securities Administrators, which provide a heightened threshold for shareholder acceptance of third-party acquisition offers and could discourage take-over attempts that could result in a premium over the market price for our common shares.

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

Risks Related to Our Structure

We are subject to various Canadian and other taxes.

Our effective tax rates (including our Canadian tax rate) are dependent on a variety of factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in Canada, the financial performance of our business in various jurisdictions, currency exchange rate fluctuations (especially between Canadian and U.S. dollars), and significant changes in trade, monetary or fiscal policies of Canada, including changes in interest rates, withholding taxes, tax treaties and federal and provincial tax rates generally. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be (and, in fact, often seem to be) interrelated, and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

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

The tax laws of Canada, Australia and the U.S. could change in the future, and such changes could cause a material change in our effective corporate tax rate. As a result, our actual effective tax rate may be materially different from our expectation. Our provision for income taxes will be based on certain estimates and assumptions made by management in consultation with our tax and other advisors. Our consolidated income tax rate will be affected by the amount of net income earned in Canada and our other operating jurisdictions, the availability of future taxable income, the availability of benefits under tax treaties, and the rates of taxes payable in respect of that income. We will enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. We will therefore make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions we may use in determining our consolidated tax provisions and accruals. This could result in a material adverse effect on our consolidated income tax provision, financial condition and the net income for the period in which such determinations are made.

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

Risks Related to our Spin-Off from Oil States

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

For any tax periods (or portion thereof) in which Oil States owned at least 80% of the total voting power and value of Civeo U.S.’s common stock, our U.S. subsidiaries will be included in Oil States’ consolidated group for U.S. federal income tax purposes. In addition, one or more of our U.S. subsidiaries may be included in the combined, consolidated or unitary tax returns of Oil States or one or more of its subsidiaries for U.S. state or local income tax purposes. In addition, by virtue of Oil States’ controlling ownership and the tax sharing agreement, Oil States will effectively control all of our U.S. tax decisions in connection with any consolidated, combined or unitary income tax returns in which any of our subsidiaries are included. The tax sharing agreement provides that Oil States will have sole authority to respond to and conduct all tax proceedings (including tax audits) relating to us, to prepare and file all consolidated, combined or unitary income tax returns in which we are included on our behalf (including the making of any tax elections), and to determine the reimbursement amounts in connection with any pro forma tax returns. This arrangement may result in conflicts of interest between Oil States and us. For example, under the tax sharing agreement, Oil States will be able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Oil States and detrimental to us; provided, however, that Oil States may not make any settlement that would materially increase our tax liability without our consent.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table presents information about our principal properties and facilities as of December 31, 2019. Except as indicated below, we own all of the properties or facilities listed below. Each of the properties is encumbered by our secured credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 12 – Debt to the notes to consolidated financial statements included in Item 8 of this annual report for additional information concerning our credit facilities. For a discussion about how each of our business segments utilizes its respective properties, please see Item 1, “Business” of this annual report.

Location	Approximate Square Footage/Acreage	Description
Canada:
Fort McMurray, Alberta (leased land)	240 acres	Wapasu Creek and Henday Lodges
Fort McMurray, Alberta (leased land)	138 acres	Fort McMurray Village
Fort McMurray, Alberta (leased land)	135 acres	Conklin Lodge
Fort McMurray, Alberta (leased land)	128 acres	Beaver River and Athabasca Lodges
Fort McMurray, Alberta (leased land)	78 acres	McClelland Lake Lodge
Kitimat, British Columbia	59 acres	Sitka Lodge
Fort McMurray, Alberta (leased land and lodges)	58 acres	Hudson and Borealis Lodges
Acheson, Alberta (lease)	40 acres	Office and warehouse
Edmonton, Alberta	33 acres	Manufacturing facility
Fort McMurray, Alberta (leased land)	30 acres	Greywolf Lodge
Grimshaw, Alberta (lease)	20 acres	Equipment yard
Fort McMurray, Alberta (leased land)	18 acres	Anzac Lodge
Edmonton, Alberta (lease)	86,376 sq. feet	Office and warehouse
Calgary, Alberta (lease)	7,000 sq. feet	Office
Australia:
Coppabella, Queensland, Australia	192 acres	Coppabella Village
Narrabri, New South Wales, Australia	82 acres	Narrabri Village
Boggabri, New South Wales, Australia	52 acres	Boggabri Village
Dysart, Queensland, Australia	50 acres	Dysart Village
Middlemount, Queensland, Australia	37 acres	Middlemount Village
Karratha, Western Australia, Australia (owned and leased land)	34 acres	Karratha Village
Kambalda, Western Australia, Australia	27 acres	Kambalda Village
Nebo, Queensland, Australia	26 acres	Nebo Village
Moranbah, Queensland, Australia	17 acres	Moranbah Village
Sydney, New South Wales, Australia (lease)	11,518 sq. feet	Office
Perth, Western Australia, Australia (lease)	7,535 sq. feet	Office
Brisbane, Queensland, Australia (lease)	5,543 sq. feet	Office
United States:
Houston, Texas (lease)	8,900 sq. feet	Principal executive offices
Sulphur, Louisiana	44 acres	Acadian Acres Lodge and yard
Killdeer, North Dakota	39 acres	Killdeer Lodge
Pecos, Texas (leased land)	35 acres	West Permian Lodge
Dickinson, North Dakota (lease)	26 acres	Mobile asset facility and yard
Vernal, Utah (lease)	21 acres	Mobile asset facility and yard
Yukon, Oklahoma (lease)	12 acres	Mobile asset facility and yard
Belle Chasse, Louisiana	10 acres	Manufacturing facility and yard
Big Piney, Wyoming (lease)	7 acres	Mobile asset facility and yard
LaSalle, Colorado (lease)	6 acres	Mobile asset facility and yard
Pecos, Texas (lease)	5 acres	Mobile asset facility and yard
Wright, Wyoming (lease)	5 acres	Mobile asset facility and yard
Longmont, Colorado (lease)	4,377 sq. feet	Office

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

Holders of Record

As of February 21, 2020, there were 21 holders of record of Civeo common shares.

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

The preferred shares we issued in the Noralta Acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on March 31, June 30, September 30, and December 31, 2019, thereby increasing the liquidation preference to $10,355 per share as of December 31, 2019. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash. For further information, see Note 20 - Preferred Shares to the notes to the consolidated financial statements included in Item 8 of this annual report.

Performance Graph

The share price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

The following performance graph and chart compare the cumulative total return to holders of our common shares with the cumulative total returns of the Standard & Poor's 500 Stock Index, Philadelphia OSX and with that of our current and prior peer groups, for the period from December 31, 2014 to December 31, 2019. The graph and chart show the value, at the dates indicated, of $100 invested at December 31, 2014 and assume the reinvestment of all dividends, as applicable.

In 2019, we revised our peer group to ensure the companies continue to provide appropriate comparability to us. Prior to the revision, our peer group consisted of Basic Energy Services, Inc., Black Diamond Group Limited, Exterran Corporation, Forum Energy Technologies, Inc., Horizon North Logistics Inc., Matrix Service Company, Newpark Resources, Inc., Oil States International, Inc., Parker Drilling Company, Pioneer Energy Service Corporation, Precision Drilling Corporation, Source Energy Services Ltd., Step Energy Services Ltd., Tetra Tech, Inc. and Unit Corporation. Our current peer group consists of Basic Energy Services, Inc., Black Diamond Group Limited, Exterran Corporation, Forum Energy Technologies, Inc., Horizon North Logistics Inc., Matrix Service Company, Newpark Resources, Inc., Nine Energy Service Inc., Oil States International, Inc., Pioneer Energy Services Corporation, Precision Drilling Corporation, Select Energy Services Inc., Source Energy Services Ltd., Step Energy Services Ltd., Tetra Tech Inc., Total Energy Services Inc. and Unit Corporation.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Civeo Corporation	$100.00	$34.55	$53.53	$66.42	$34.79	$31.39
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
PHLX Oil Service Sector	$100.00	$76.62	$91.16	$75.48	$41.35	$41.12
Prior Peer Group	$100.00	$62.27	$95.64	$79.39	$51.14	$53.72
Current Peer Group	$100.00	$62.79	$95.73	$80.69	$49.95	$50.44

The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Equity Securities by Registrant or its Affiliates in the Fourth Quarter

None.

ITEM 6. Selected Financial Data

The following tables present the selected financial data derived from our consolidated financial statements. The financial information presented below should be read in conjunction with our consolidated financial statements and accompanying notes in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report. The financial information may not be indicative of our future performance

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$527,555	$466,692	$382,276	$397,230	$517,963
Operating loss	(49,051)	(88,055)	(97,971)	(95,760)	(145,003)
Net loss attributable to Civeo	(60,340)	(131,832)	(105,713)	(96,388)	(131,759)
Diluted loss per share attributable to Civeo	$(0.36)	$(0.84)	$(0.82)	$(0.90)	$(1.24)

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Total assets	$969,912	$1,001,677	$853,912	$910,446	$1,066,529
Long-term debt	321,792	342,908	277,990	337,800	379,416
Total Civeo shareholders’ equity	490,143	535,424	476,250	475,467	563,245

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

This section of this annual report generally discusses key operating and financial data as of and for the years ended 2019 and 2018 and provides year-over-year comparisons for such periods. For a similar discussion and year-over-year comparisons to our 2017 results, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 27, 2019.

Description of the Business

We are a hospitality company servicing the natural resources industry in Canada, Australia and the U.S. We provide a full suite of hospitality services for our guests, including lodging, food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of accommodation facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active oil, metallurgical (met) coal and iron ore producing regions, and our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. We operate in three principal reporting business segments – Canada, Australia and U.S.

Action Acquisition

On July 1, 2019, we acquired Action Industrial Catering (Action), a provider of catering and managed services to the mining industry in Western Australia. We funded the purchase price of $16.9 million in cash through a combination of cash on hand and borrowings under our revolving credit facility. The acquisition expands our business by providing an entry point into the growing integrated services opportunities in the Western Australian mining market. Action's operations are reported as part of our Australia reporting business segment beginning on July 1, 2019, the date of acquisition. Action revenue and cost of sales and services are included in Food service and other services revenues and Food service and other services cost, respectively, in the Segment results of operations - Australia segment table in Results of operations. Please see Note 7 – Acquisitions to the notes to the consolidated financial statements included in Item 8 of this annual report for further information.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this annual report to “dollars” or “$” are to U.S. dollars.

Macroeconomic Environment

We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase; and (2) the operations or production phase. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of oil sands and coal mines and associated infrastructure, as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by continued development and expansion of natural resource production and operation of oil sands and mining facilities. In general, industry capital spending programs are based on the outlook for commodity prices, economic growth, global commodity supply/demand dynamics and estimates of resource production. As a result, demand for our hospitality services is largely sensitive to expected commodity prices, principally related to oil, met coal and iron ore.

In Canada, WCS crude is the benchmark price for our oil sands customers. Pricing for WCS is driven by several factors, including the underlying price for WTI crude, the availability of transportation infrastructure (consisting of pipelines and crude by railcar) and recent actions by the Alberta provincial government to limit oil production from the province. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and limited capacity to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. The WCS Differential has varied depending on the extent of transportation capacity availability.

During the first quarter of 2016, global oil prices dropped to their lowest levels in over ten years due to concerns over global oil demand, global crude inventory levels, worldwide economic growth and price cutting by major oil producing countries, such as Saudi Arabia. Increasing global supply, including increased U.S. shale oil production, also negatively impacted pricing. Although prices began to increase in 2016 and continued to increase through the third quarter of 2018 due to global oil production cuts rebalancing supply/demand dynamics, oil prices decreased again during the fourth quarter of 2018 as OPEC oil production ramped up once again despite more concerns of decreasing global oil demand. In the first half of 2019, positive oil price trends are primarily related to OPEC oil production falling faster than the markets expected, leading to a more positive oil environment throughout the first half of the year. Oil prices have fallen since early summer due to continued demand growth volatility and fear of a global economic slowdown. In addition, global health concerns, including the outbreak of pandemic or contagious disease, such as the recent coronavirus, have recently reduced prices for oil, as well as met coal and iron ore, because of reduced global and national economic demand.

WCS prices in the fourth quarter of 2019 averaged $37.94 per barrel compared to a low of $20.26 in the first quarter of 2016 and a high of $49.93 in the second quarter of 2018. The WCS Differential increased from $15.75 per barrel at the end of the fourth quarter of 2018 to $22.49 at the end of the fourth quarter 2019. On December 2, 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production and has extended the curtailment through 2020. This curtailment initially resulted in a narrowing WCS Differential in December 2018, which increased in 2019 before narrowing again in the first quarter of 2020. As of February 21, 2020, the WTI price was $53.30 and the WCS price was $36.64, resulting in a WCS Differential of $16.66.

There remains a risk that prices for Canadian oil sands crude oil related products could deteriorate for an extended period of time, and the discount between WCS crude prices and WTI crude prices could continue to widen. The depressed price levels through the first quarter of 2016 negatively impacted exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. Although we have seen an increase in oil prices since late 2016 and through 2019, we are not expecting significant improvement in customer activity in the near-term, partially due to the volatility in the WCS Differential discussed above. The current outlook for expansionary projects in Canada is primarily related to proposed pipeline and in-situ oil sands projects. However, continued uncertainty and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets. Additionally, if oil prices decline, the resulting impact could negatively affect the value of our long-lived assets, including goodwill.

Our Sitka Lodge supports the British Columbia LNG market and related pipeline projects. From a macroeconomic standpoint, global LNG imports set a record in 2018, reaching 308 million tonnes per annum, up from 284 million tonnes per annum in 2017, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. Accordingly, the current view is additional investment in LNG supply will be needed to meet the expected long-term LNG demand growth.

Currently, Western Canada does not have any operational LNG export facilities. On October 1, 2018, LNG Canada (LNGC), a large LNG export project proposed by a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), announced that a positive final investment decision (FID) had been reached on the proposed Kitimat liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). With the project moving forward, British Columbia LNG activity and related pipeline projects have become a material driver of activity for our Sitka Lodge, as well as for our mobile fleet assets, which are contracted to serve several portions of the related pipeline construction activity.

In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region.  Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 3.4% during 2019 compared to 2018.  As of February 21, 2020, met coal spot prices were $159.45 per metric tonne. Current met coal pricing levels have not led our customers to approve many significant new projects.  We expect that customers will look for a period of sustained higher prices before the volume of new projects being approved increases.  Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries.

Activity in Western Australia is driven primarily by iron ore production, which is a key steelmaking ingredient.  As of February 21, 2020, iron ore spot prices were $84.83 per metric tonne.

Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies. After a recovery in the U.S. rig count from 2017 to 2018, the U.S. oil rig count and associated completion activity drifted lower in 2019 due to the oil price decline in late 2018 and early 2019 coupled with other market dynamics negatively impacting E&P spending, finishing the year at 677 rigs. The Permian Basin remains the most active U.S. unconventional play, representing 60% of the rigs in the U.S. market at the end of 2019. Despite the lower rig count and decline in oil prices, improvements in rig efficiency coupled with production lagging oil price movement resulted in increased U.S. oil production from an average of 11.0 million barrels per day in 2018 to an average of 12.2 million barrels per day in 2019. As of February 21, 2020, there were 679 active oil rigs in the U.S. (as measured by Bakerhughes.com).  U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans.

Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
			Hard
Quarter	WTI Crude	WCS Crude	Coking Coal (Met Coal)
ended	(per bbl)	(per bbl)	(per tonne)
First Quarter through 2/21/2020	$54.99	$34.44	141.00
12/31/2019	56.85	37.94	141.00
9/30/2019	56.40	43.88	178.00
6/30/2019	59.89	47.39	207.00
3/31/2019	54.87	44.49	210.00
12/31/2018	59.32	25.66	187.00
9/30/2018	69.61	41.58	196.00
6/30/2018	67.97	49.93	196.00
3/31/2018	62.89	37.09	235.00
12/31/2017	55.28	38.65	192.00
9/30/2017	48.16	37.72	170.00
6/30/2017	48.11	38.20	193.50
3/31/2017	51.70	38.09	285.00
12/31/2016	49.16	34.34	200.00
_________

(1)	Source: WTI crude prices are from U.S. Energy Information Administration (EIA), and WCS crude prices and Seaborne hard coking coal contract prices are from Bloomberg.

Overview

As noted above, demand for our hospitality services is primarily tied to the outlook for crude oil and met coal prices. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in Canada, Australia, the U.S. and other markets.

Our business is predominantly located in northern Alberta, Canada and Queensland, Australia, and we derive most of our business from natural resource companies who are developing and producing oil sands and met coal resources and, to a lesser extent, other hydrocarbon and mineral resources. Approximately 80% of our revenue is generated by our lodges and villages. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years.

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

In the last several years, however, several catalysts have emerged that we believe could have favorable intermediate to long-term implications for our core end markets. Since the announcement by OPEC in late November 2016 to cut production quotas and the subsequent rise in spot oil prices and future oil price expectations, certain operators with steam-assisted gravity drainage operations in the Canadian oil sands increased capital spending in 2017. Despite construction at the Fort Hill Energy LP project ending in early 2018, Canadian oil sands capital spending in 2018 has been relatively flat, in the aggregate. OPEC announced additional production cuts in late 2018 in an effort to further support global oil prices. Also, on December 2, 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production, which has helped increase WCS prices. Recent regulatory approvals of several major pipeline projects have the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. However, these projects have been delayed due to the lack of agreement between the Canadian federal government, which supports the pipeline projects, and the British Columbia provincial government. The Canadian federal government acquired Kinder Morgan’s Trans Mountain Pipeline, emphasizing their support for this particular project. Despite some resistance, the federal government approved the expansion of the Trans Mountain Pipeline project on June 18, 2019 and is currently working through the construction timeline. Additionally, we believe that the Keystone XL pipeline in the U.S., if constructed, would be a positive catalyst for Canadian oil sands producers, as it would bolster confidence in future take-away capacity from the region to U.S. Gulf Coast refineries.

In Australia, approximately 80% of our owned rooms are located in the Bowen Basin and primarily serve met coal mines in that region, where our customers continue to implement operational efficiency measures, in order to drive down their cost base. On July 1, 2019, we acquired Action, a provider of catering and managed services to the mining industry in Western Australia. Accordingly, we also have contracts in place for customer-owned villages in Western Australia which service iron ore, gold, lithium and nickel mines. We believe prices are currently at a level that may contribute to increased activity over the long term if our customers view these price levels as sustainable.

While we believe that these macroeconomic developments are positive for our customers and for the underlying demand for our hospitality services, we do not expect an immediate improvement in our business. Accordingly, we plan to continue focusing on enhancing the quality of our operations, maintaining financial discipline, proactively managing our business as market conditions continue to evolve and integrating Noralta and Action into our business.

We began the expansion of our room count in Kitimat, British Columbia during the second half of 2015 to support LNG projects on the west coast of British Columbia. We developed a new accommodations facility, Sitka Lodge, which includes private washrooms, recreational facilities, a pub and other amenities. The lodge had 774 rooms as of the end of 2018. Expansion of the lodge was completed in the third quarter of 2019, which resulted in 1,186 total available rooms.

As previously discussed, on October 1, 2018, LNGC's participants announced a positive FID on the Kitimat LNG Facility. With the project moving forward, British Columbia LNG activity and related pipeline projects have become a material driver of activity for our Sitka Lodge, as well as for our mobile camp assets, which are contracted to serve several portions of the related pipeline construction activity. We previously announced contract awards for locations along the CGL pipeline project and room commitments for our Sitka Lodge. The actual timing of when revenue is realized from the CGL pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, including recent blockades that aim to delay construction.

Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits/losses are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The following tables summarize the fluctuations in the exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar:

	Year Ended December 31,
	2019	2018	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.75	$0.77	(0.02)	(2.3)%
Average Australian dollar to U.S. dollar	$0.70	$0.75	(0.05)	(7.1)%

	As of December 31,
	2019	2018	Change	Percentage
Canadian dollar to U.S. dollar	$0.77	$0.73	0.04	5.5%
Australian dollar to U.S. dollar	$0.70	$0.70	—	—%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

We continue to monitor the global economy, the demand for crude oil, met coal and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2020 capital expenditures, exclusive of any business acquisitions, will total approximately $18.0 million to $22.0 million, compared to 2019 capital expenditures of $29.8 million. Please see “Liquidity and Capital Resources” below for further discussion of 2020 and 2019 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the year ended December 31, 2019 is based on a comparison with the corresponding period of 2018.

Results of Operations – Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	Year Ended December 31,
	2019	2018	Change

	($ in thousands)
Revenues
Canada	$325,651	$296,012	$29,639
Australia	156,093	119,238	36,855
United States and other	45,811	51,442	(5,631)
Total revenues	527,555	466,692	60,863
Costs and expenses
Cost of sales and services
Canada	239,624	227,257	12,367
Australia	89,090	61,068	28,022
United States and other	38,100	44,089	(5,989)
Total cost of sales and services	366,814	332,414	34,400
Selling, general and administrative expenses	59,586	67,036	(7,450)
Depreciation and amortization expense	123,768	125,846	(2,078)
Impairment expense	26,148	28,661	(2,513)
Other operating expense	290	790	(500)
Total costs and expenses	576,606	554,747	21,859
Operating loss	(49,051)	(88,055)	39,004

Interest expense and income, net	(27,305)	(26,780)	(525)
Other income	7,281	1,623	5,658
Loss before income taxes	(69,075)	(113,212)	44,137
Income tax benefit	10,741	31,365	(20,624)
Net loss	(58,334)	(81,847)	23,513
Less: Net income attributable to noncontrolling interest	157	396	(239)
Net loss attributable to Civeo Corporation	(58,491)	(82,243)	23,752
Less: Dividends attributable to Class A preferred shares	1,849	49,589	(47,740)
Net loss attributable to Civeo common shareholders	$(60,340)	$(131,832)	$71,492

We reported net loss attributable to Civeo for 2019 of $60.3 million, or $0.36 per diluted share. As further discussed below, net loss included (i) a $19.9 million pre-tax loss ($19.9 million after-tax, or $0.12 per diluted share) resulting from the impairment of goodwill in our Canadian reporting unit included in Impairment expense, (ii) a $6.2 million pre-tax loss ($6.1 million after-tax, or $0.04 per diluted share) resulting from the impairment of fixed assets included in Impairment expense, and (iii) a $0.2 million (after tax, or $0.0 per diluted share) gain on sale of assets related to the sale of a village in Australia and related $2.2 million release of an asset retirement obligation (ARO) liability assumed by the buyer.

We reported net loss attributable to Civeo for 2018 of $131.8 million, or $0.84 per diluted share. As further discussed below, net loss included (i) a $28.7 million pre-tax loss ($20.9 million after-tax, or $0.13 per diluted share) resulting from the impairment of fixed assets included in Impairment expense, (ii) costs totaling $9.1 million ($8.0 million after-tax, or $0.05 per diluted share) incurred in connection with the Noralta Acquisition, and included in Costs of sales and services ($1.0 million), Selling, general and administrative (SG&A) expense ($7.2 million) and Other income ($0.9 million) below, and (iii) $49.6 million of dividends attributable to the preferred shares issued in the Noralta Acquisition.

Revenues. Consolidated revenues increased $60.9 million, or 13%, in 2019 compared to 2018. This increase was primarily due to increases in Canada due to increased food service and other services revenue and the Noralta Acquisition and higher room demand at our Sitka Lodge related to an LNG project, partially offset by lower room demand in the Canadian oil sands related to the continued impact of provincially imposed oil production curtailments. In addition, increased revenues in Australia were due to the Action acquisition completed on July 1, 2019 and higher activity levels at our Bowen Basin villages.

These items were partially offset by lower activity levels in certain markets in the U.S. Additionally, weaker Canadian and Australian dollars relative to the U.S. dollar in 2019 compared to 2018 contributed to decreased revenues. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales increased $34.4 million, or 10%, in 2019 compared to 2018, primarily due to the Action acquisition and higher activity levels at our Bowen Basin villages. In addition, increased cost of sales and services in Canada was driven by increased food services activity and the Noralta Acquisition in the second quarter of 2018. This was partially offset by lower activity levels in certain markets in the U.S. Additionally, weaker Canadian and Australian dollars relative to the U.S. dollar in 2019 compared to 2018 contributed to decreased cost of sales and services. Please see the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense decreased $7.5 million, or 11%, in 2019 compared to 2018. This decrease was primarily due to lower costs incurred in connection with the Noralta Acquisition of $7.2 million and lower share-based compensation expense. The decrease in share-based compensation was largely due to a reduction in the amount of phantom share awards outstanding during 2019. These items were partially offset by higher incentive compensation costs.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.1 million, or 2%, in 2019 compared to 2018. Decreases are due to (1) certain assets and intangibles becoming fully depreciated during 2018, (2) reduced depreciation expense resulting from impairments recorded in 2018 and (3) weaker Canadian and Australian dollars relative to the U.S. dollar in 2019 compared to 2018. These items were partially offset by additional depreciation and intangible amortization expense related to acquisitions in 2018 and 2019.

Impairment Expense. Impairment expense of $26.1 million in 2019 included the following items:

•	Pre-tax impairment expense of $19.9 million in the fourth quarter of 2019 related to the impairment of goodwill in our Canadian reporting unit.

•	Pre-tax impairment expense of $0.7 million in the fourth quarter of 2019 associated with long-lived assets in our Canadian segment.

•
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

Operating Loss. Operating loss decreased $39.0 million, or 44%, in 2019 compared to 2018 primarily due to increased activity levels in certain Canadian and Australian markets and lower impairment, SG&A and depreciation and amortization expenses.

Interest Expense and Income, net. Net interest expense increased $0.5 million, or 2%, in 2019 compared to 2018, primarily related to higher average debt levels and higher interest rates on term loan and revolving credit facility borrowings during 2019 compared to 2018, partially offset by the 2018 write-off of $0.7 million of debt issuance costs associated with our Credit Agreement.

Other Income. Other income increased $5.7 million, or 349%, in 2019 compared to 2018, primarily due to $2.6 million of other income for proceeds received in 2019 from a property damage and business interruption insurance claim related to the closure of a lodge in 2018 for maintenance-related operational issues. In addition, a higher gain on sale of assets in 2019 compared to 2018 was related to the sale of a village in Australia and related $2.2 million release of an ARO liability assumed by the buyer in 2019.

Income Tax Benefit.  Our income tax benefit for 2019 totaled $10.7 million, or 15.5% of pretax loss, compared to a benefit of $31.4 million, or 27.7% of pretax loss for 2018.  Our effective tax rate for 2019 was lower than the Canadian combined federal and provincial statutory rate of 26.5%, primarily due to the Canadian goodwill impairment of $19.9 million and a release of a valuation allowance of $2.3 million against the net deferred tax assets in Australia due to the Action acquisition. This was partially offset by pre-tax losses in Australia and the U.S. for which no tax benefit was recorded. As a result, a valuation allowance of $3.2 million was established against net deferred tax assets in the U.S. and Australia.

Our effective tax rate for 2018 was higher than the Canadian (combined federal and provincial) statutory rate of 27%, primarily due to the release of a valuation allowance of $4.9 million against the net deferred tax assets in Canada due to Canada no longer being considered a loss jurisdiction. This was partially offset by pre-tax losses in Australia and the U.S. for which no tax benefit was recorded. As a result, a valuation allowance of $4.6 million was established against net deferred tax assets in the U.S. and Australia.

Dividends Attributable to Preferred Shares.  We recorded dividends attributable to preferred shares of $49.6 million in 2018 primarily resulting from a beneficial conversion factor associated with the preferred shares issued as part of the Noralta Acquisition. Please see Note 20 – Preferred Shares to the notes to the consolidated financial statements included in Item 8 of this annual report for further discussion.

Other Comprehensive Income (Loss). Other comprehensive income increased $51.1 million in 2019 compared to 2018 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 5% in 2019 compared to a 9% decrease in 2018. The Australian dollar exchange rate compared to the U.S. dollar was flat in 2019 compared to an 10% decrease in 2018.

Segment Results of Operations – Canadian Segment

	Year Ended December 31,
	2019	2018	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$281,577	$266,899	$14,678
Mobile facility rental revenue (2)	9,575	9,316	259
Food service and other services revenue (3)	33,485	15,601	17,884
Manufacturing revenue (4)	1,014	4,196	(3,182)
Total revenues	$325,651	$296,012	$29,639

Cost of sales and services ($ in thousands)
Accommodation cost	$187,679	$182,387	$5,292
Mobile facility rental cost	7,493	9,985	(2,492)
Food service and other services cost	30,595	14,756	15,839
Manufacturing cost	1,025	4,995	(3,970)
Indirect other cost	12,832	15,134	(2,302)
Total cost of sales and services	$239,624	$227,257	$12,367

Gross margin as a % of revenues	26.4%	23.2%	3.2%

Average daily rate for lodges (5)	$91	$89	$2

Total billed rooms for lodges (6)	3,078,727	3,007,229	71,498

Average Canadian dollar to U.S. dollar	$0.754	$0.772	$(0.018)

(1)	Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to mobile camps for the periods presented.

(3)	Includes revenues related to food service, laundry and water and wastewater treatment services for the periods presented.

(4)	Includes revenues related to modular construction and manufacturing services for the periods presented.

(5)	Average daily rate is based on billed rooms and accommodation revenue.

(6)	Billed rooms represents total billed days for the periods presented.

Our Canadian segment reported revenues in 2019 that were $29.6 million, or 10%, higher than 2018. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 2% in 2019 compared to 2018 resulted in a $7.4 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced a 13% increase in revenues. This increase was driven by higher room demand at our Sitka Lodge related to a LNG project and the Noralta Acquisition in the second quarter of 2018, partially offset by lower room demand during 2019 from major customers in our core oil sands lodges. This lower room demand was related to a reduced impact of large customer turnaround projects and the continued impact of provincially imposed oil production curtailments. Additionally, revenue was favorably impacted by increased food service and other services activity due to a new contract with an oil sands customer.

Our Canadian segment cost of sales and services increased $12.4 million, or 5%, in 2019 compared to 2018. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 2% in 2019 compared to 2018 resulted in a $5.6 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rates, the increased cost of sales and services was driven by increased food services and accommodation activity, partially offset by (1) reduced manufacturing cost as two projects from 2018 did not occur in 2019, (2) reduced mobile facility rental cost as a similar level of activity in 2019 was executed more efficiently and (3) reduced indirect other cost from a continued focus on cost containment and operation efficiencies.

Our Canadian segment gross margin as a percentage of revenues increased from 23% in 2018 to 26% in 2019 primarily driven by an increase to the average daily rate due to an increase in billed rooms at our Sitka Lodge, which are billed at a higher daily rate.

Segment Results of Operations – Australian Segment

	Year Ended December 31,
	2019	2018	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$126,047	$117,896	$8,151
Food service and other services revenue (2)	30,046	1,342	28,704
Total revenues	$156,093	$119,238	$36,855

Cost of sales ($ in thousands)
Accommodation cost	60,045	57,366	2,679
Food service and other services cost	26,073	1,150	24,923
Indirect other cost	2,972	2,552	420
Total cost of sales and services	$89,090	$61,068	$28,022

Gross margin as a % of revenues	42.9%	48.8%	(5.9)%

Average daily rate for villages (3)	$73	$78	$(5)

Total billed rooms for villages (4)	1,717,186	1,512,030	205,156

Australian dollar to U.S. dollar	$0.695	$0.748	$(0.053)

(1)	Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to food service and other services, including facilities management for the periods presented.

(3)	Average daily rate is based on billed rooms and accommodation revenue.

(4)	Billed rooms represents total billed days for the periods presented.

Our Australian segment reported revenues in 2019 that were $36.9 million, or 31%, higher than 2018. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 7% in 2019 compared to 2018 resulted in a $9.3 million year-over-year decrease in revenues and a $5 reduction in the average daily rate. Excluding the impact of the weaker Australian exchange rates, the Australian segment experienced a 41% increase in revenues due to the Action acquisition and increased activity at our Bowen Basin villages, partially offset by decreased activity at our Gunnedah Basin villages.

Our Australian segment cost of sales increased $28.0 million, or 46%, in 2019 compared to 2018. The increase was primarily driven by the Action acquisition, increased activity at our Bowen Basin villages and additional accretion expense related to an ARO we identified at one of our villages in Australia that should have been recorded in 2011, partially offset by the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 43% in 2019 from 49% in 2018. This was primarily driven by Action, which has a service-only business model and therefore results in lower overall gross margins than the accommodation business and the additional accretion expense noted above, partially offset by improved margins at our Bowen Basin villages as a result of increased occupancy.

Segment Results of Operations – U.S. Segment

	Year Ended December 31,
	2019	2018	Change
Revenues ($ in thousands)	$45,811	$51,442	$(5,631)

Cost of sales ($ in thousands)	$38,100	$44,089	$(5,989)

Gross margin as a % of revenues	16.8%	14.3%	2.5%

Our U.S. segment reported revenues in 2019 that were $5.6 million, or 11%, lower than 2018.  The decrease was primarily due to reduced activity at our West Permian and Acadian Acres lodges and lower revenues from our offshore fabrication business resulting from lower project activity. These items were partially offset by greater U.S. drilling and completion activity in the Bakken, Rockies, Mid-Continent and Texas markets benefiting our wellsite business.

Our U.S. segment cost of sales decreased $6.0 million, or 14%, in 2019 compared to 2018.  The decrease was driven by reduced activity in our offshore business and at our West Permian lodge.

Our U.S. segment gross margin as a percentage of revenues increased from 14% in 2018 to 17% in 2019, primarily due to greater U.S. drilling and completion activity in the Bakken, Rockies, the Mid-Continent and Texas markets benefiting our wellsite business, partially offset by reduced activity in our offshore business and at our West Permian lodge.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our hospitality services, developing new lodges and villages, purchasing or leasing land, and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under our credit agreement and proceeds from equity issuances. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions, refinance debt or retire preferred shares.

The following table summarizes our consolidated liquidity position as of December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Lender commitments (1)	$263,500	$239,500
Reductions in availability (2)	(6,591)	(14,469)
Borrowings against revolving credit capacity	(134,117)	(131,266)
Outstanding letters of credit	(2,031)	(3,445)
Unused availability	120,761	90,320
Cash and cash equivalents	3,331	12,372
Total available liquidity	$124,092	$102,692

(1)	We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.7 million under this facility outstanding as of both December 31, 2019 and 2018, respectively.

(2)
As of December 31, 2019, $6.6 million of our borrowing capacity under the Credit Agreement (as defined below) could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Credit Agreement. As of December 31, 2018, $14.5 million of our borrowing capacity under the Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Credit Agreement.

Cash totaling $74.5 million was provided by operations during 2019 compared to $54.4 million provided by operations during 2018. The increase in operating cash flow in 2019 compared to 2018 was primarily due to increased earnings in certain Canadian and Australian markets, partially offset by higher cash used by working capital. Net cash used by changes in operating assets and liabilities was $14.3 million during 2019 compared to $1.6 million during 2018. The increase in cash used in 2019 compared to 2018 was primarily the result of increased accounts receivable balances in Canada, offset by increased accounts payable.

Cash was used in investing activities during 2019 and 2018 in the amounts of $38.6 million and $181.9 million, respectively. The decrease in cash used in investing activities in 2019 compared to 2018 was primarily due to $161.4 million to fund the Noralta Acquisition and $23.8 million to fund the Acadian Acres asset acquisition in 2018. This compares to $16.9 million to fund the Action acquisition in 2019. Capital expenditures totaled $29.8 million and $17.1 million during 2019 and 2018, respectively. The increase in capital expenditures in 2019 was related primarily to the expansion of the Sitka Lodge. Capital expenditures in 2018 consisted primarily of routine maintenance capital expenditures.

We expect our capital expenditures for 2020, exclusive of any business acquisitions, to be in the range of $18.0 million to $22.0 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2020 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us.

The table below delineates historical capital expenditures split between expansionary and maintenance spending on our lodges and villages, mobile camp spending and other capital expenditures. We classify capital expenditures for the development of rooms and central facilities at our lodges and villages as expansion capital expenditures. Other capital expenditures in the table below relate to routine capital spending for support equipment, upgrades to infrastructure at our lodge and village properties and spending related to our manufacturing facilities, among other items.

Based on management’s judgment of capital spending classifications, we believe the following table represents the components of capital expenditures for the years ended December 31, 2019 and 2018 (in millions):

	Year Ended December 31,
	2019			2018
	Expansion	Maint	Total	Expansion	Maint	Total
Lodge/village	17.6	5.1	22.7	2.0	6.7	8.7
Mobile camp	1.4	0.5	1.9	1.1	0.6	1.7
Other	1.9	3.3	5.2	3.3	3.4	6.7
Total	$20.9	$8.9	$29.8	$6.4	$10.7	$17.1

Expansion lodge and village spending in 2019 was primarily related to the expansion of our Sitka lodge in British Columbia.

Maintenance lodge and village spending in 2019 and 2018 was primarily related to routine maintenance projects at our major properties.

Other maintenance spending in 2019 and 2018 was primarily related to miscellaneous equipment and supplies to support the day-to-day operations at our accommodation facilities. Other expansion spending in 2019 was primarily related to information technology infrastructure to support our business. Other expansion spending in 2018 was primarily related to the construction of a food production facility in Canada and information technology infrastructure to support our business.

Net cash of $44.6 million was used in financing activities during 2019 primarily due to net repayments under our revolving credit facilities of $3.5 million, repayments of term loan borrowings of $34.9 million, $4.3 million used to settle tax obligations on vested shares under our share-based compensation plans and debt issuance costs of $2.0 million. Net cash of $109.5 million was provided by financing activities during 2018 primarily due to net borrowings under our revolving credit facilities of $141.0 million (primarily to fund the Noralta Acquisition), partially offset by repayments of term loan borrowings of $26.6 million and debt issuance costs of $4.0 million.

The following table summarizes the changes in debt outstanding during 2019 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2018	$362,258	$16,918	$—	$379,176
Borrowings under revolving credit facilities	335,356	5,259	41,000	381,615
Repayments of borrowings under revolving credit facilities	(322,000)	(22,071)	(41,000)	(385,071)
Repayments of term loans	(34,942)	—	—	(34,942)
Translation	18,408	(106)	—	18,302
Balance at December 31, 2019	$359,080	$—	$—	$359,080

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

On September 30, 2019, we amended our credit agreement (as so amended, the Credit Agreement), which, among other things:

•
increased the aggregate revolving loan commitments by $24.0 million under the Credit Agreement, to a maximum principal amount of $183.5 million under the Canadian revolving credit facility until November 30, 2020, which will be reduced thereafter to reflect the termination of the commitments of the non-extending lenders described below;

•
extended the maturity date of the commitments and loans of certain lenders to November 30, 2021. Two lenders did not extend the maturity date of their commitments and loans. At the date of the amendment, one non-extending lender has outstanding Canadian term loans of $6.9 million, a Canadian revolving commitment of $15.7 million and an Australian revolving commitment of $10.4 million that matures on November 30, 2020. The other non-extending lender has a U.S. revolving commitment of $7.4 million and a Canadian revolving commitment of $22.5 million that matures on November 30, 2020; and

•	adjusted the maximum leverage ratio financial covenant as follows:

If a qualified offering of indebtedness with gross proceeds in excess of $150.0 million has been consummated, a maximum leverage ratio of 4.00 to 1.00 and, if such qualified offering has not been consummated, a maximum leverage ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
December 31, 2019	4.00 : 1:00
March 31, 2020, June 30, 2020 & September 30, 2020	3:75 : 1:00
December 31, 2020 & thereafter	3.50 : 1:00

As of December 31, 2019, one non-extending lender had outstanding Canadian term loans of $6.8 million and an outstanding Canadian revolver loan of $11.5 million that matures on November 30, 2020. The other non-extending lender had an outstanding Canadian revolver loan of $16.4 million that matures on November 30, 2020. Maturities in 2020 are not classified as current as of December 31, 2019, since we are able and have the intent to extend the stated maturities by borrowing amounts equal to the 2020 maturities under the revolving credit facility, with a maturity date after one year.

U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 4.00%, or a base rate plus 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a B/A Discount Rate based on the Canadian Dollar Offered Rate plus a margin of 2.25% to 4.00%, or a Canadian Prime rate plus a margin of 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap

Bid Rate plus a margin of 2.25% to 4.00%, based on a ratio of our total debt to consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks is addressed in the Credit Agreement and at such time the transition from LIBOR or CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to LIBOR or CDOR that gives due consideration to (1) the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time for the replacement of LIBOR and (2) any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.0 to 1.0 (as of December 31, 2019).  As noted above, the permitted maximum leverage ratio changes over time.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of December 31, 2019.

Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of December 31, 2019, we had ten lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $85.4 million. As of December 31, 2019, we had outstanding letters of credit of $0.3 million under the U.S facility, $0.5 million under the Australian facility and $1.2 million under the Canadian facility.

In addition to the Credit Agreement, we have an A$2.0 million bank guarantee facility, which matures March 31, 2020. There were bank guarantees of A$0.7 million under this facility outstanding as of December 31, 2019.

Dividends

 The declaration and amount of all potential future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the Board of Directors deems relevant.  In addition, our ability to pay cash dividends on common or preferred shares is limited by covenants in the Credit Agreement. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes if we are required to repatriate foreign earnings to pay such dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may be suspended, without advance notice.  The likelihood that dividends will be reduced or suspended is increased during periods of market weakness.  There can be no assurance that we will pay a dividend in the future.

The preferred shares we issued in the Noralta Acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on March 31, June 30, September 30 and December 31, 2019, thereby increasing the liquidation preference to $10,355 per share as of December 31, 2019. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash. For further information, see Note 20 - Preferred Shares to the notes to the consolidated financial statements included in Item 8 of this annual report for further information.

Effects of Inflation

Our revenues and results of operations have not been materially impacted by inflation in the past three years.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Total debt	$359,080	$35,427	$323,653	$—	$—
Interest payments(1)	37,916	20,293	17,623	—	—
Purchase obligations	14,617	14,617	—	—	—
Non-cancelable operating lease obligations	31,982	6,979	9,575	7,287	8,141
Asset retirement obligations – expected cash payments	96,718	3,197	281	3,170	90,070
Total contractual cash obligations	$540,313	$80,513	$351,132	$10,457	$98,211

(1)
Interest payments due under the Credit Agreement, which matures on November 30, 2021; based on a weighted average interest rate of 5.8% for Canadian term loan and 6.7% for Canadian revolver borrowings for the twelve month period ended December 31, 2019.

Our debt obligations at December 31, 2019 are reflected in our consolidated balance sheet, which is a part of our consolidated financial statements in Item 8 of this annual report. We have not entered into any material leases subsequent to December 31, 2019.

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

In the fourth quarter of 2019, we adopted Accounting Standard Update (ASU) 2017-04, "Intangibles-Goodwill and Other (Topic 350)" to simplify the test for goodwill impairment. Under the revised guidance, an entity recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to the reporting unit.

In connection with the Noralta Acquisition, we recognized $123.6 million of goodwill in our Canada reporting unit and in connection with the Action acquisition, we recognized $7.9 million of goodwill in our Australia reporting unit. For further discussion, please see Note 7 - Acquisitions and Note 11 - Goodwill and Other Intangible Assets to the notes to consolidated financial statements in Item 8 of this annual report.

We conduct our annual impairment test as of November 30 of each year. We compare each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is impaired.

We are given the option to test for impairment of our goodwill by first performing a qualitative assessment to determine whether it is more likely than not (that is, likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill is assessed separately and different relevant events and circumstances are evaluated for each unit. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the goodwill impairment test.

When performing our annual assessment on November 30, 2019, due to a reduction in our share price in the fourth quarter of 2019, we chose to bypass the qualitative assessment and proceed directly to the impairment test for goodwill in our Canada and Australia reporting units.

In performing the goodwill impairment test, we compare each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Because none of our reporting units has a publically quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process (a Level 3 fair value measurement). In our analysis, we target a fair value that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. The fair value of the reporting unit is estimated using a combination of (i) an analysis of trading multiples of comparable companies (Market Approach) and (ii) discounted projected cash flows (Income Approach). We also use acquisition multiples analyses in certain circumstances. The relative weighting of each approach reflects current industry and market conditions.

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

The fair value of our reporting units is affected by future oil, coal and natural gas prices, anticipated spending by our customers and the cost of capital. Our estimate of fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each reporting unit’s operations in the future. We selected these valuation approaches because we believe the combination of these approaches and our best judgment regarding underlying assumptions and estimates provides us with the best estimate of fair value for each of our reporting units. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and widely accepted by investors. The fair value of each reporting unit would change if our assumptions under these valuation approaches, or relative weighting of the valuation approaches, were materially modified.

In 2019, in performing the goodwill impairment test on our Canadian reporting unit, the carrying amount of our reporting unit was more than our estimated fair value. Accordingly, we reduced the value of our goodwill in our Canada reporting unit by $19.9 million. As noted above, the fair value of our reporting units is affected by numerous factors.

Please see Note 4 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of impairments of goodwill recorded in the year ended December 31, 2019.

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

Identification of Asset Groups – The following summarizes the asset groups that we have identified in each of our reporting segments.

Our Canada segment consists of numerous lodges, as well as our mobile camp assets and our manufacturing facility. These properties are grouped in the following asset groups:

•	Core Region

◦	Fort McMurray Village – North Athabasca

◦	Beaver River Lodge – North Athabasca

◦	Athabasca Lodge – North Athabasca

◦	Hudson and Borealis Lodges – North Athabasca

•	McClelland Lake Lodge – North Athabasca

•	Wapasu Lodge – North Athabasca

•	Grey Wolf Lodge - North Athabasca

•	Conklin Lodge – South Athabasca

•	Anzac Lodge – South Athabasca

•	Red Earth Lodge - South Athabasca

•	Wabasca Lodge - South Athabasca

•	Sitka Lodge – Kitimat, British Columbia

•	Geetla camp – British Columbia

•	Boundary camp – Saskatchewan

•	Antler River camp – Manitoba

•	Red Earth camp – Alberta

•	Christina Lake camp – Alberta

•	Mobile camp assets

•	Noble manufacturing facility

•	Various land holdings in British Columbia purchased in anticipation of potential LNG related projects

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

Our Australia segment consists of nine villages in several regions within the country, as well as our integrated services assets and land banked assets. These properties are grouped in the following asset groups:

•	Karratha – Pilbara Region, Western Australia

•	Action – Assets held on client owned sites in Western Australia

•	Kambalda – Kambalda, Western Australia

•	Gunnedah Basin

◦	Narrabri – Gunnedah Basin, New South Wales

◦	Boggabri – Gunnedah Basin, New South Wales

•	Bowen Basin

◦	Moranbah – Bowen Basin, Queensland

◦	Dysart – Bowen Basin, Queensland

◦	Nebo – Bowen Basin, Queensland

◦	Coppabella – Bowen Basin, Queensland

◦	Middlemount – Bowen Basin, Queensland

•	Various non-operational sites acquired as part of Civeo’s land-banking strategy

In general, the villages are operated on a village by village basis, except for the villages located in the Bowen Basin (Moranbah, Dysart, Nebo, Coppabella and Middlemount) and the Gunnedah Basin (Narrabri and Boggabri). The villages in the Bowen and Gunnedah Basins contain significant levels of interdependency that allow these assets to be combined into cash generating units (asset groups). Factors such as commonality of customers, location, resource basins served and common monitoring by management result in the Bowen and Gunnedah Basins to be treated as single asset groups for the purposes of our impairment assessments. The Action assets provide catering and managed services to the mining industry in Western Australia.

Our U.S. segment consists of lodges in three geographical areas, mobile camp assets in various geographical areas, and a wastewater treatment plant (WWTP). These properties are grouped in the following asset groups:

•	West Permian Lodge – Texas

•	Killdeer Lodge – North Dakota

•	Acadian Acres Lodge – Louisiana

•	Offshore – this asset group includes mobile camp assets which are utilized in the Gulf of Mexico

•	Wellsites – this asset group includes mobile camp assets, primarily in the Rocky mountain corridor, the Bakken shale region, the Mid-Continent and the Permian Basin region

•	Killdeer WWTP – this asset group represents a WWTP in Killdeer, North Dakota, which was constructed in early 2014

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

Please see Note 4 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of impairments of definite-lived tangible and intangible assets recorded in the years ended December 31, 2019, 2018 and 2017.

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

Estimation of Useful Lives

The selection of the useful lives of many of our assets requires the judgments of our operating personnel as to the length of these useful lives. Our judgment in this area is influenced by our historical experience in operating our assets, technological developments and expectations of future demand for the assets. Should our estimates be too long or short, we might eventually report a disproportionate number of losses or gains upon disposition or retirement of our long-lived assets. We reevaluate the remaining useful lives and salvage values of our assets when certain events occur that directly impact the useful lives and salvage values, including changes in operating condition, functional capability, impairment assessment and market and economic factors. We believe our estimates of useful lives are appropriate.

Share-Based Compensation

Our historic share-based compensation is based on participating in Civeo’s 2014 Equity Participation Plan (the Plan). Our disclosures reflect only our employees’ participation in the Plans. We are required to estimate the fair value of share compensation made pursuant to awards under the Plans. An initial estimate of the fair value of each option award, restricted share award or deferred share award determines the amount of share compensation expense we will recognize in the future. For stock option awards, which were all granted prior to our May 30, 2014 spin-off from Oil States, to estimate the value of the awards under the Plan, Oil States selected a fair value calculation model. Oil States chose the Black-Scholes option pricing model to value stock options awarded under the Plan. Oil States chose this model because option awards were made under straightforward vesting terms, option prices and option lives. Utilizing the Black-Scholes option pricing model required Oil States to estimate the length of time options will remain outstanding, a risk free interest rate for the estimated period options are assumed to be outstanding, forfeiture rates, future dividends and the volatility of its common stock. All of these assumptions affect the amount and timing of future share-based compensation expense recognition. We have not made any option awards subsequent to May 30, 2014, but, in the event that we make future awards, we expect to utilize a similar valuation methodology. We will continually monitor our actual experience and change assumptions for future awards as we consider appropriate.

We also grant performance share awards under the Plan. Awards are earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of companies. The fair value of the awards was estimated using a Monte Carlo simulation pricing model. We chose this model because the performance awards contain complex vesting terms. Utilizing the Monte Carlo simulation pricing model required us to estimate the risk-free interest rate and the expected market price volatility of our common shares as well as the peer group of companies over a time period equal to the expected term of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. For additional details, see Note 19 – Share-Based Compensation to the notes to the consolidated financial statements included in Item 8 of this annual report.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law, making significant changes to the U.S. Internal Revenue Code.  Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. As of December 31, 2017, we had no unrepatriated U.S. foreign earnings subject to the transition tax.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2019, we had $359.1 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $3.6 million annually, based on our floating-rate debt obligations and interest rates in effect as of December 31, 2019.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.3 billion and A$0.4 billion, respectively, at December 31, 2019. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of December 31, 2019 would result in translation adjustments of approximately $29 million and $36 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data appear on pages 76 through 115 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 23 – Quarterly Financial Information (Unaudited) to our Consolidated Financial Statements, which is incorporated herein by reference.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between us and our independent auditors during our two most recent years or any subsequent interim period.

ITEM 9A. Controls and Procedures

(i)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria. During 2019, we acquired Action Industrial Catering, which represented approximately 6% of our consolidated revenues for the year ended December 31, 2019 and approximately 3% and 4% of our consolidated total and net assets, respectively, as of December 31, 2019. For purposes of determining the effectiveness of our internal control over financial reporting, as disclosed in this annual report, management has excluded the internal controls of this acquisition from its evaluation.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this annual report on page 78 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the three months ended December 31, 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information
Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2020 Annual General Meeting of Shareholders.

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

ITEM 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2020 Annual General Meeting of Shareholders under the headings “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report”.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2020 Annual General Meeting of Shareholders under the heading “Security Ownership of Management and Certain Beneficial Owners” and "Equity Compensation Plan Information."

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2020 Annual General Meeting of Shareholders under the headings “Certain Relationships and Related-Party Transactions” and “Director Independence”.

ITEM 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2020 Annual General Meeting of Shareholders under the heading “Audit Fee Disclosure”.

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

4.3*	Description of Securities
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

10.32
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

10.33†
Form of Director Deferred Share Agreement (United States) (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36246).

10.34†	Form of Director Deferred Share Agreement (Canada) (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36246).

21.1*	List of Significant Subsidiaries of Civeo Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Management contracts and compensatory plans and arrangements.
**	Furnished herewith.

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

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2020.

CIVEO CORPORATION

By	/s/ CAROLYN J. STONE
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Signature	Title

/s/ RICHARD A. NAVARRE	Chairman of the Board
Richard A. Navarre

/s/ BRADLEY J. DODSON	Director, President & Chief Executive Officer
Bradley J. Dodson	(Principal Executive Officer)

/s/ CAROLYN J. STONE	Senior Vice President, Chief Financial Officer and Treasurer
Carolyn J. Stone	(Principal Financial Officer and Accounting Officer)

/s/ C. RONALD BLANKENSHIP	Director
C. Ronald Blankenship

/s/ MARTIN A. LAMBERT	Director
Martin A. Lambert

/s/ CONSTANCE B. MOORE	Director
Constance B. Moore

/s/ CHARLES SZALKOWSKI	Director
Charles Szalkowski

/s/ TIMOTHY O. WALL	Director
Timothy O. Wall

CIVEO CORPORATION

CIVEO CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Civeo Corporation (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on Internal Control over Financial Reporting
We have audited Civeo Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Civeo Corporation (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying management’s annual report on internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Action Industrial Catering, which is included in the 2019 consolidated financial statements of the Company and constituted 3% and 4% of total and net assets, respectively, as of December 31, 2019 and 6% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Action Industrial Catering.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas
February 27, 2020

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Revenues:
Service and other	$492,700	$428,829	$363,731
Rental	27,993	20,079	7,731
Product	6,862	17,784	10,814
	527,555	466,692	382,276
Costs and expenses:
Service and other costs	338,923	296,097	232,117
Rental costs	22,510	21,472	12,861
Product costs	5,381	14,845	12,280
Selling, general and administrative expenses	59,586	67,036	63,431
Depreciation and amortization expense	123,768	125,846	126,443
Impairment expense	26,148	28,661	31,604
Other operating expense	290	790	1,511
	576,606	554,747	480,247
Operating loss	(49,051)	(88,055)	(97,971)

Interest expense	(27,383)	(26,258)	(21,439)
Loss on extinguishment of debt	—	(748)	(842)
Interest income	78	226	200
Other income	7,281	1,623	1,308
Loss before income taxes	(69,075)	(113,212)	(118,744)
Income tax benefit	10,741	31,365	13,490
Net loss	(58,334)	(81,847)	(105,254)
Less: Net income attributable to noncontrolling interest	157	396	459
Net loss attributable to Civeo Corporation	(58,491)	(82,243)	(105,713)
Less: Dividends attributable to Class A preferred shares	1,849	49,589	—
Net loss attributable to Civeo common shareholders	$(60,340)	$(131,832)	$(105,713)

Per Share Data (see Note 8)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.36)	$(0.84)	$(0.82)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.36)	$(0.84)	$(0.82)

Weighted average number of common shares outstanding:
Basic	167,047	157,231	128,365
Diluted	167,047	157,231	128,365

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2019	2018	2017

Net loss	$(58,334)	$(81,847)	$(105,254)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	8,076	(43,036)	35,038
Total other comprehensive income (loss), net of taxes	8,076	(43,036)	35,038

Comprehensive loss	(50,258)	(124,883)	(70,216)
Less: Comprehensive income attributable to noncontrolling interest	157	396	780
Comprehensive loss attributable to Civeo Corporation	$(50,415)	$(125,279)	$(70,996)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	DECEMBER 31,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$3,331	$12,372
Accounts receivable, net	99,493	70,223
Inventories	5,877	4,313
Prepaid expenses	7,247	7,036
Other current assets	7,904	3,556
Assets held for sale	7,589	10,297
Total current assets	131,441	107,797

Property, plant and equipment, net	590,309	658,905
Goodwill	110,173	114,207
Other intangible assets, net	111,837	119,409
Operating lease right-of-use assets	24,876	—
Other noncurrent assets	1,276	1,359
Total assets	$969,912	$1,001,677

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$36,971	$28,334
Accrued liabilities	21,755	15,956
Income taxes	328	310
Current portion of long-term debt	35,080	33,329
Deferred revenue	7,165	3,035
Other current liabilities	8,741	5,719
Total current liabilities	110,040	86,683

Long-term debt, less current maturities	321,792	342,908
Deferred income taxes	9,452	18,442
Operating lease liabilities	21,231	—
Other noncurrent liabilities	16,592	18,220
Total liabilities	479,107	466,253

Commitments and contingencies (Note 17)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042 shares issued and outstanding, respectively; aggregate liquidation preference of $93,627,392 and $98,243,690 as of December 31, 2019 and 2018)	58,129	56,280
Common shares (no par value; 550,000,000 shares authorized, 171,656,039 shares and 166,392,479 shares issued, respectively, and 169,556,403 shares and 165,932,334 shares outstanding, respectively)	—	—
Additional paid-in capital	1,572,249	1,562,133
Accumulated deficit	(771,590)	(710,551)
Common shares held in treasury at cost, 2,099,636 and 460,145 shares, respectively	(5,472)	(1,189)
Accumulated other comprehensive loss	(363,173)	(371,249)
Total Civeo Corporation shareholders’ equity	490,143	535,424
Noncontrolling interest	662	—
Total shareholders’ equity	490,805	535,424
Total liabilities and shareholders’ equity	$969,912	$1,001,677
 The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
		Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2016	$—	$—	$1,311,226	$(472,764)	$(65)	$(362,930)	$523	$475,990
Net income (loss)	—	—	—	(105,713)	—	—	459	(105,254)
Currency translation adjustment	—	—	—	—	—	34,717	321	35,038
Dividends paid	—	—	—	—	—	—	(1,186)	(1,186)
Cumulative effect of implementation of ASU 2016-09	—	—	636	(636)	—	—	—	—
Issuance of common shares	—	—	64,734	—	—	—	—	64,734
Share-based compensation	—	—	7,338	—	(293)	—	—	7,045
Balance, December 31, 2017	$—	$—	$1,383,934	$(579,113)	$(358)	$(328,213)	$117	$476,367
Net income (loss)	—	—	—	(82,243)	—	—	396	(81,847)
Currency translation adjustment	—	—	—	—	—	(43,036)	—	(43,036)
Dividends paid	—	—	—	—	—	—	(513)	(513)
Cumulative effect of implementation of ASU 2014-09	—	—	—	394	—	—	—	394
Issuance of shares for acquisitions	6,972	—	166,882	—	—	—	—	173,854
Dividends attributable to Class A preferred shares	49,308	—	281	(49,589)	—	—	—	—
Share-based compensation	—	—	11,036	—	(831)	—	—	10,205
Balance, December 31, 2018	$56,280	$—	$1,562,133	$(710,551)	$(1,189)	$(371,249)	$—	$535,424
Net income (loss)	—	—	—	(58,491)	—	—	157	(58,334)
Currency translation adjustment	—	—	—	—	—	8,076	—	8,076
Dividends paid	—	—	—	—	—	—	(182)	(182)
Cumulative effect of implementation of ASU 2016-02	—	—	—	(699)	—	—	—	(699)
Dividends attributable to Class A preferred shares	1,849	—	—	(1,849)	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	687	687
Share-based compensation	—	—	10,116	—	(4,283)	—	—	5,833
Balance, December 31, 2019	$58,129	$—	$1,572,249	$(771,590)	$(5,472)	$(363,173)	$662	$490,805

	Preferred Shares (in thousands)	Common Shares (in thousands)
Balance, December 31, 2016	—	108,103
Issuance of common shares	—	23,000
Share-based compensation	—	1,159
Balance, December 31, 2017	—	132,262
Issuance of shares for acquisitions	9,042	31,974
Share-based compensation	—	1,696
Balance, December 31, 2018	9,042	165,932
Share-based compensation	—	3,624
Balance, December 31, 2019	9,042	169,556

 The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(58,334)	$(81,847)	$(105,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	123,768	125,846	126,443
Impairment charges	26,148	28,661	31,604
Inventory write-down	—	—	525
Loss on extinguishment of debt	—	748	842
Deferred income tax benefit	(11,713)	(31,403)	(8,976)
Non-cash compensation charge	10,116	11,036	7,338
Gain on disposals of assets	(3,882)	(1,606)	(825)
Provision (benefit) for loss on receivables, net of recoveries	(30)	(276)	51
Other, net	2,659	4,879	3,871
Changes in operating assets and liabilities:
Accounts receivable	(20,547)	13,326	(6,896)
Inventories	(87)	3,376	(4,463)
Accounts payable and accrued liabilities	8,473	(17,716)	12,674
Taxes payable	(75)	5,310	3,210
Other current assets and liabilities, net	(2,015)	(5,943)	(3,318)
Net cash flows provided by operating activities	74,481	54,391	56,826

Cash flows from investing activities:
Capital expenditures	(29,812)	(17,108)	(11,194)
Payments related to acquisitions, net of cash acquired	(16,434)	(171,337)	—
Proceeds from disposition of property, plant and equipment	5,906	5,844	1,908
Other, net	1,762	654	548
Net cash flows used in investing activities	(38,578)	(181,947)	(8,738)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	—	64,734
Revolving credit borrowings	381,615	358,312	44,525
Revolving credit repayments	(385,071)	(217,339)	(84,462)
Term loan repayments	(34,942)	(26,609)	(40,781)
Debt issuance costs	(1,950)	(4,009)	(1,795)
Other, net	(4,283)	(832)	(293)
Net cash flows provided by (used in) financing activities	(44,631)	109,523	(18,072)

Effect of exchange rate changes on cash	(313)	(2,242)	846
Net change in cash and cash equivalents	(9,041)	(20,275)	30,862
Cash and cash equivalents, beginning of period	12,372	32,647	1,785

Cash and cash equivalents, end of period	$3,331	$12,372	$32,647

Non-cash investing activities:
Value of common shares issued as consideration for acquisitions	—	119,797	—
Value of preferred shares issued as consideration for acquisition	—	54,821	—

Non-cash financing activities:
Preferred dividends paid-in-kind	1,849	1,459	—

The accompanying notes are an integral part of these financial statements.

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We are a hospitality company servicing the natural resources industry in Canada, Australia and the U.S. We provide a full suite of hospitality services for our guests, including lodging, food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of accommodation facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active oil, metallurgical (met) coal and iron ore producing regions, and our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. We operate in three principal reporting business segments – Canada, Australia and the U.S.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this report to “dollars” or “$” are to U.S. dollars.

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year presentation.

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

During the fourth quarter of 2019, we extended the remaining useful life of certain long-lived accommodations assets in our Canada segment.

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

Interest Capitalization

Interest costs for the construction of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. For each of the years ended December 31, 2019, 2018 and 2017, capitalized interest totaled zero.

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

The fair value measurement of the identified net assets requires the significant use of estimates and is based on information that was available to management at the time the purchase price allocation was prepared. We utilize recognized valuation techniques, including the cost approach, the market approach and the income approach, to value the net assets acquired. The impact of changes to the estimated fair values of assets acquired and liabilities assumed is recorded in the reporting period in which the adjustment is identified. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition.

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

In performing this analysis, the first step is to review asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For each asset group, we compare its carrying value to estimates of undiscounted future cash flows. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. The estimates are consistent with those used for purposes of our goodwill impairment test, as further discussed in Goodwill and Other Intangible Assets, below. Based on the assessment, if the carrying values of certain of our asset groups are determined to not be recoverable, we proceed to the second step. In this step, we compare the fair value of the respective asset group to its carrying value. The fair value of the asset groups are based on prices of similar assets, if available, or discounted cash flows. Our estimate of the fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future.

Please see Note 4 – Impairment Charges for a discussion of impairment charges we recognized in 2019, 2018 and 2017 related to our long-lived assets.

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

In the fourth quarter of 2019, we adopted Accounting Standard Update (ASU) 2017-04, "Intangibles-Goodwill and Other (Topic 350)" to simplify the test for goodwill impairment. Under the revised guidance, an entity recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit.

In connection with our 2018 acquisition of Noralta Lodge Ltd. (Noralta), referred to herein as the Noralta Acquisition, we recognized $123.6 million of goodwill in our Canadian reporting unit. In connection with our acquisition of 2019 Action Industrial Catering (Action), referred to herein as the Action Acquisition, we recognized $7.9 million of goodwill in our Australian reporting unit. For further discussion, please see Note 7 - Acquisitions and Note 11 - Goodwill and Other Intangible Assets.

We conduct our annual impairment test as of November 30 of each year. We compare each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is impaired.

We are given the option to test for impairment of our goodwill by first performing a qualitative assessment to determine whether it is more likely than not (that is, likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill is assessed separately and different relevant events and circumstances are evaluated for each unit. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the goodwill impairment test.

When performing our annual assessment on November 30, 2019, due to a reduction in our share price in the fourth quarter of 2019, we chose to bypass the qualitative assessment and proceed directly to the impairment test for goodwill in our Canadian and Australian reporting units.

In performing the goodwill impairment test, we compare each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Because none of our reporting units has a publicly quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process (a Level 3 fair value measurement). In our analysis, we target a fair value that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. The fair value of the reporting unit is estimated using a combination of (i) an analysis of trading multiples of comparable companies (Market Approach) and (ii) discounted projected cash flows (Income Approach). The relative weighting of each approach reflects current industry and market conditions.

Market Approach - This valuation approach utilizes publicly traded comparable companies’ enterprise values, as compared to their recent and forecasted earnings before interest, taxes and depreciation (EBITDA) information. We use EBITDA because it is a widely used key indicator of the cash generating capacity of companies in our industry.

Income Approach - This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next five years with a terminal value assumption. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. These assumptions can vary by each reporting unit depending on market conditions. In addition, a terminal value is estimated, using a Gordon Growth methodology with a long-term growth rate of 2%. We discount our projected cash flows using a long-term weighted average cost of capital based on our estimate of investment returns that would be required by a market participant.

The fair value of our reporting units is affected by future oil, coal and natural gas prices, anticipated spending by our customers, and the cost of capital. Our estimate of fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the reporting units’ operations in the future. We selected these valuation approaches because we believe the combination of these approaches and our best judgment regarding underlying assumptions and estimates provides us with the best estimate of fair value for each of our reporting units. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and widely accepted by investors. The fair value of each reporting unit would change if our assumptions under these valuation approaches, or relative weighting of the valuation approaches, were materially modified.

Please see Note 4 – Impairment Charges for a discussion of impairment charges we recognized in 2019 related to our goodwill.

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

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from consolidated balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within shareholders’ equity representing substantially all of the balances within accumulated other comprehensive income. Remeasurements of intercompany loans denominated in a different currency than the functional currency of the entity that are of a long-term investment nature are recognized as other comprehensive income within shareholders’ equity. Gains and losses resulting from consolidated balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany loans that are of a long-term investment nature, are included in the consolidated statements of operations as incurred. For the years ended December 31, 2019, 2018, and 2017, we recognized approximately $0.3 million, $0.8 million and $1.5 million in foreign currency losses, respectively.

Foreign Currency Exchange Rate Risk

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

For significant construction projects, manufacturing revenues are recognized over time with progress towards completion measured using the cost based input method as the basis to recognize revenue and an estimated profit. Billings on such contracts in excess of costs incurred and estimated profits are classified as deferred revenue. Costs incurred and estimated profits in excess of billings on these contracts are recognized as unbilled receivables. Management believes this input method is the most appropriate measure of progress to the satisfaction of a performance obligation on larger modular construction and manufacturing contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to projected costs and revenue and are recognized in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated. Factors that may affect future project costs and margins include weather, production efficiencies, availability and costs of labor, materials and subcomponents. These factors can significantly impact the accuracy of our estimates and materially impact our future reported earnings.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, we look to the future reversal of existing taxable temporary differences, taxable income in carryback years, the feasibility of tax planning strategies and estimated future taxable income. The valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates and historical losses.

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

Receivables and Concentration of Credit Risk

Based on the nature of our customer base, we do not believe that we have any significant concentrations of credit risk other than our concentration in the Canadian oil sands and Australian mining industries. We evaluate the credit-worthiness of our significant, new and existing customers’ financial condition and, generally, we do not require collateral from our customers. For the year ended December 31, 2019, each of Imperial Oil and Fort Hills Energy LP accounted for more than 10% of our revenues. For the year ended December 31, 2018, each of Imperial Oil, Fort Hills Energy LP and Suncor Energy Inc. accounted for more than 10% of our revenues. For the year ended December 31, 2017, each of Imperial Oil and Fort Hills Energy LP accounted for more than 10% of our revenues.

Asset Retirement Obligations

We have AROs that we are required to perform under law or contract once an asset is permanently taken out of service. We record the fair value of the liability, which reflects the estimated present value of the amount of asset removal and site reclamation costs related to the retirement of our assets, for an ARO when it is incurred (typically when the asset is installed). When the liability is initially recorded, we capitalize the associated asset retirement cost by increasing the carrying amount of the related property, plant and equipment. Over time, the liability increases for the change in its present value, while the capitalized cost depreciates over the useful life of the related asset. Accretion expense is recognized over the estimated productive life of the related assets. If the fair value of the estimated ARO changes, an adjustment is recorded to both the ARO and the capitalized asset retirement cost. Revisions in estimated liabilities can result from changes in estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of settling the ARO. We utilize current retirement costs to estimate the expected cash outflows for retirement obligations. We estimate the ultimate productive life of the properties and a risk-adjusted discount rate in order to determine the current present value of the obligation.

We relieve ARO liabilities when the related obligations are settled. Most of these obligations are not expected to be paid until many years in the future and will be funded from general company resources at the time of removal. Please see Note 15 – Asset Retirement Obligations for further discussion.

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

Guarantees

Substantially all of our Canadian and U.S. subsidiaries are guarantors under our Credit Agreement. See Note 12 – Debt.

During the ordinary course of business, we also provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. As of December 31, 2019, the maximum potential amount of future payments that we could be required to make under these guarantee agreements (letters of credit) was approximately $2.5 million. We have not recorded any liability in connection with these guarantee arrangements. We do not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include revenue and income recognized on the cost-based input method, estimates of the amount and timing of costs to be incurred for AROs, any valuation allowance recorded on net deferred tax assets, warranty claims, long-lived asset and goodwill impairments and allowance for doubtful accounts. Actual results could materially differ from those estimates.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective prospectively for public business entities for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We adopted ASU 2017-04 in the fourth quarter of 2019. Based on the results of the impairment test, we recognized an impairment expense of $19.9 million related to our Canadian reporting unit.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (ASU 2016-13). This new standard changes how companies will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 is effective for financial statements issued for reporting periods beginning after December 15, 2019 and interim periods within the reporting periods. We will adopt ASU 2016-13 as of January 1, 2020. The adoption of this new standard will not have a material impact on our consolidated financial statements.

We adopted ASU 2016-02, “Leases” (Topic 842) effective January 1, 2019 using the optional transition method, which allowed us upon adoption to recognize a cumulative-effect adjustment to the opening balance of accumulated deficit for the application of the standard to our existing leases. We recognized a cumulative effect adjustment of $0.7 million (net of $0.2 million of taxes) to increase accumulated deficit in the consolidated balance sheet as of December 31, 2019. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for certain leases.

We elected the package of practical expedients, which among other things, allowed us to carry forward the historical lease identification and classification. In addition, we elected the short-term lease recognition exemption for all leases that qualify. Accordingly, we did not recognize right-of-use assets or lease liabilities for leases with terms shorter than 12 months. Our evaluation process included reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the available practical expedients in order to determine the best implementation strategy. We determined that certain of our accommodation contracts with customers contain both a lease and non-lease or service component and in those instances concluded the service component was the predominant component. As a result, we elected the practical expedient under ASU 2018-11, which allows us to combine the lease and non-lease components of revenues as Service and other revenues for presentation purposes in accordance with Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers” (ASC 606).

We also identified certain arrangements with customers whereby we are a lessor for the rental of mobile camp assets primarily in our U.S. segment. For arrangements where we are the lessor, the adoption of the new lease standard did not have a material impact on our financial statements as all of our leases are operating leases, which will result in straight-line recognition of rental revenue. Adoption of the new standard resulted in $21.3 million of operating lease right-of-use assets and $22.4 million of operating lease liabilities as of January 1, 2019. Please see Note 13 – Leases for further information.

3.	REVENUE

The following table disaggregates our revenue by our three reporting segments: Canada, Australia and the U.S., and major categories for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019	2018	2017
Canada
Accommodation revenues	$281,577	$266,899	$228,062
Mobile facility rental revenues	9,575	9,316	3,935
Food service and other services revenues	33,485	15,601	11,891
Manufacturing revenues	1,014	4,196	1,707
Total Canada revenues	325,651	296,012	245,595

Australia
Accommodation revenues	$126,047	$117,896	$111,221
Food service and other services revenues	30,046	1,342	—
Total Australia revenues	156,093	119,238	111,221

United States
Accommodation revenues	$12,462	$18,288	$9,832
Mobile facility rental revenues	28,119	20,389	8,764
Manufacturing revenues	5,085	12,595	6,693
Food service and other services revenues	145	170	171
Total United States revenues	45,811	51,442	25,460

Total revenues	$527,555	$466,692	$382,276

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days. We do not have significant financing components or significant payment terms.

As of December 31, 2019, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue (in thousands):

	For the years ending December 31,
	2020	2021	2022	Thereafter	Total
Revenue expected to be recognized as of December 31, 2019	$140,846	$52,962	$22,706	$8,413	$224,927

4.	IMPAIRMENT CHARGES

2019 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2019, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended June 30, 2019
Long-lived assets	$—	$5,546	$—	$5,546
Quarter ended December 31, 2019
Long-lived assets	702	—	—	702
Goodwill	19,900	—	—	19,900
Total	$20,602	$5,546	$—	$26,148

Quarter ended December 31, 2019. In performing our annual goodwill impairment test as of November 30, 2019, we compared the fair value of our reporting units to their respective carrying values. The carrying amount of our Canada reporting unit exceeded the reporting unit's fair value. Based on the results of the impairment test, we recognized an impairment expense of $19.9 million related to our Canadian reporting unit.

During the fourth quarter of 2019, we recorded an impairment expense of $0.7 million related to corporate office space in Canada. The facility is held for sale and recorded at the estimated fair value (less costs to sell) and was reduced due to a recent appraisal report.

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

Additionally, during the second quarter of 2019, we identified a liability related to an ARO at one of our villages in Australia that should have been recorded in 2011. We determined that the error was not material to our previously issued financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, and therefore, corrected the error in the second quarter of 2019. Specifically, we recorded the following amounts in our second quarter 2019 unaudited consolidated statement of operations related to prior periods: (1) additional accretion expense related to the ARO of $0.9 million, (2) additional depreciation and amortization expense of $0.5 million related to amortization of the related asset retirement cost and (3) additional impairment expense related to the impairment of the asset retirement cost of $1.0 million offset by recognition of an ARO liability totaling $2.3 million as of June 30, 2019.

2018 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2018, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended March 31, 2018
Long-lived assets	$28,661	$—	$—	$28,661
Total	$28,661	$—	$—	$28,661

Quarter ended March 31, 2018. During the first quarter of 2018, we identified an indicator that certain long-lived assets used in the Canadian oil sands may be impaired due to market developments, including expected customer commitments, occurring in the first quarter of 2018. For purposes of our impairment assessment, we separated two lodges that were previously treated as a single asset group due to the lodges no longer being used together to generate joint cash flows. We assessed the carrying value of the asset group to determine if it continued to be recoverable based on estimated future cash flows.  Based on the assessment, the carrying value was determined to not be fully recoverable, and we proceeded to compare the estimated fair value of the asset group to its respective carrying value.  Accordingly, the value of one of the lodges was written down to its estimated fair value of zero. As a result of the analysis described above, we recorded an impairment expense of $28.7 million.

2017 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2017, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended September 30, 2017
Long-lived assets	$4,360	$—	$—	$4,360
Quarter ended December 31, 2017
Long-lived assets	27,244	—	—	27,244
Total	$31,604	$—	$—	$31,604

Quarter ended December 31, 2017.  During the fourth quarter of 2017, we identified an indicator that certain asset groups used in the southern Canadian oil sands may be impaired due to market developments, including project delays, occurring in the fourth quarter of 2017. We assessed the carrying value of each of the asset groups in the southern portion of the region to determine if they continued to be recoverable based on their estimated future cash flows.  Based on the assessment, the carrying values of two of our lodges were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of those assets groups to their respective carrying values.  Accordingly, the value of the two lodges was written down to their estimated fair values of zero.  As a result of the analysis described above, we recorded an impairment expense of $27.2 million.

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

We also recorded an impairment expense of $1.2 million related to undeveloped land positions in Canada, the fair market value of which was negatively impacted by the cancellation during 2017 of an LNG project in British Columbia.

5.FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of December 31, 2019 and 2018, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During 2019, 2018 and 2017, we wrote down certain long-lived assets to fair value. During the fourth quarter of 2019, we also recorded a goodwill impairment charge related to one of our reporting units. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future oil, met coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. During the fourth quarter of 2019 and the third quarter of 2017, our estimates of fair value of corporate office space in Canada and certain undeveloped land positions in British Columbia were based on appraisals from third parties. Please see Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

During 2019 and 2018, we acquired certain assets and businesses and recorded them at fair value. Determining the fair value of assets acquired and liabilities assumed requires the exercise of significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The cash flows employed in the valuation are based on our best estimates of future sales, earnings and cash flows after considering factors such as general market conditions, expected future customer orders, contracts with suppliers, labor costs, changes in working capital, long term business plans and recent operating performance. Please see Note 7 – Acquisitions for further information.

6.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at December 31, 2019 and 2018 is presented below (in thousands):

	December 31, 2019	December 31, 2018
Accounts receivable, net:
Trade	$76,370	$48,875
Unbilled revenue	23,041	21,169
Other	335	555
Total accounts receivable	99,746	70,599
Allowance for doubtful accounts	(253)	(376)
Total accounts receivable, net	$99,493	$70,223

	December 31, 2019	December 31, 2018
Inventories:
Finished goods and purchased products	$3,982	$2,461
Work in process	813	945
Raw materials	1,082	907
Total inventories	$5,877	$4,313

During the fourth quarter of 2017, we recorded a $0.5 million write-down of inventory at our modular construction and manufacturing plant in Canada, which is included in Service and other costs in our accompanying consolidated statements of operations.

	Estimated Useful Life (in years)	December 31, 2019	December 31, 2018
Property, plant and equipment, net:
Land		$43,147	$46,805
Accommodations assets	3-15	1,696,425	1,650,758
Buildings and leasehold improvements	7-20	26,108	25,168
Machinery and equipment	4-15	12,060	10,693
Office furniture and equipment	3-7	58,005	54,459
Vehicles	3-5	14,604	14,589
Construction in progress		4,286	7,119
Total property, plant and equipment		1,854,635	1,809,591
Accumulated depreciation		(1,264,326)	(1,150,686)
Total property, plant and equipment, net		$590,309	$658,905

	December 31, 2019	December 31, 2018
Accrued liabilities:
Accrued compensation	$17,169	$13,545
Accrued taxes, other than income taxes	3,152	2,177
Other	1,434	234
Total accrued liabilities	$21,755	$15,956

7.	ACQUISITIONS

Action

On July 1, 2019, we acquired Action Industrial Catering (Action), a provider of catering and managed services to the mining industry in Western Australia. We funded the purchase price of $16.9 million in cash through a combination of cash on hand and borrowings under our revolving credit facility. The acquisition expands our business into the growing integrated services opportunities in the Western Australian mining market. Action's operations are reported as part of our Australia reporting business segment beginning on July 1, 2019, the date of acquisition.

This acquisition is accounted for in accordance with the acquisition method of accounting for business combinations, which requires us to record the assets acquired and the liabilities assumed at their fair values at July 1, 2019. Our estimates of the fair value for such assets and liabilities require significant assumptions and judgment. Based on the final purchase price allocation, intangible assets acquired totaled $8.4 million and consisted primarily of customer contracts and a trade name. In addition, we recognized goodwill of $7.9 million.

Noralta

Description of Transaction.  On April 2, 2018, we acquired the equity of Noralta. As a result of the Noralta Acquisition, we expanded our existing accommodations business in the Canadian oil sands market. The total consideration, which is subject to adjustment in accordance with the terms of the definitive agreement, included (i) C$207.7 million (or approximately US$161.2 million) in cash, subject to customary post-closing adjustments for working capital, indebtedness and transactions expenses, (ii) 32.8 million of our common shares, of which 13.5 million shares are held in escrow and will be released based on certain conditions related to Noralta customer contracts remaining in place, and (iii) 9,679 Class A Series 1 Preferred Shares (the Preferred Shares) with an initial liquidation preference of $96.8 million and initially convertible into 29.3 million of our common shares. We funded the cash consideration with cash on hand and borrowings under our revolving credit facility.

During the first quarter of 2019, $2.1 million in cash was released to us from escrow to cover certain agreed upon indemnification claims. During the fourth quarter of 2018, $10.4 million in cash, 2.2 million common shares and 637 Preferred Shares were released to us, and $1.2 million in cash, 0.2 million common shares and 55 Preferred Shares were released to the sellers, from escrow to cover purchase price adjustments related to employee compensation cost increases. During the third quarter of 2018, $3.6 million in cash was released to us from escrow to cover purchase price adjustments related to a working capital shortfall at closing.

The Noralta Acquisition was accounted for in accordance with the acquisition method of accounting for business combinations, and accordingly, the results of operations of Noralta were reported in our financial statements as part of our Canada reporting business segment beginning on April 2, 2018, the date of acquisition. During the year ended December 31, 2018, we recorded approximately $85.8 million of revenue and $31.5 million of gross margin in the accompanying consolidated statements of operations related to the Noralta Acquisition.

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

A portion of the consideration paid, $11.6 million cash, 2.4 million common shares and 692 Preferred Shares, was initially held in escrow to support certain obligations of the sellers to compensate us for certain increased employee compensation costs expected to be incurred as a result of the union certification of certain classes of Noralta employees.  As of April 2, 2018, we expected the escrowed amounts to be released to us within 12 months, and therefore, a receivable of $11.6 million related to the cash expected to be released was established.  Additionally, no fair value has been allocated to such common shares or Preferred Shares portion of the consideration. As the $10.4 million of cash released to us during the fourth quarter of 2018 was less than the cash expected to be released as of April 2, 2018, we recognized a loss equal to the difference, adjusted for exchange rate changes, totaling $0.8 million. The loss is included in Other income in the accompanying consolidated statement of operations.

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

The purchase price allocation to the identifiable intangible assets and liabilities is as follows (in thousands):

Fair Value at April 2, 2018
Amortizable Intangible Assets
Trade name	$1,474
Contracts	106,766
Favorable lease contract	2,496
Total amortizable intangible assets	$110,736

Amortizable Intangible Liabilities
Unfavorable lease contracts	$2,456
Total amortizable intangible liabilities	$2,456

Net intangible assets	$108,280

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

Supplemental Pro Forma Financial Information (Unaudited). The following unaudited pro forma supplemental financial information presents the consolidated results of operations of the Company and Noralta as if the Noralta Acquisition had occurred on January 1, 2017. We have adjusted historical financial information to give effect to pro forma items that are directly attributable to the Noralta Acquisition and are expected to have a continuing impact on the consolidated results. These items include adjustments to record the incremental amortization and depreciation expense related to the increase in fair values of the acquired assets, interest expense related to borrowings under the Credit Agreement to fund the Noralta Acquisition and to reclassify certain items to conform to our financial reporting presentation. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of Noralta. The unaudited pro forma results do not purport to be indicative of the results of operations had the transaction occurred on the date indicated or of future results for the combined entities (in thousands, except per share data):

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

Acadian Acres

On February 28, 2018, we acquired the assets of Lakeland, L.L.C. (Lakeland), located near Lake Charles, Louisiana, for total consideration of $28.0 million, composed of $23.5 million in cash and $4.5 million of our common shares. The asset purchase agreement also includes potential future earn-out payments through December 2020 of up to 1.2 million Civeo common shares, based upon satisfaction of certain future revenue targets. The acquisition included a 400 room lodge, 40 acres of land and related assets. We funded the cash consideration with cash on hand. Lakeland’s operations are reported as Acadian Acres in our U.S. reporting business segment.

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

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	2019	2018	2017
Numerator:
Net loss attributable to Civeo common shareholders	$(60,340)	$(131,832)	$(105,713)
Less: income allocated to participating securities	—	—	—
Basic net income loss attributable to Civeo Corporation common shareholders	$(60,340)	$(131,832)	$(105,713)
Add: undistributed income attributable to participating securities	—	—	—
Less: undistributed income reallocated to participating securities	—	—	—
Diluted net loss attributable to Civeo Corporation common shareholders	$(60,340)	$(131,832)	$(105,713)

Denominator:
Weighted average shares outstanding - basic	167,047	157,231	128,365
Dilutive shares - share based awards	—	—	—
Weighted average shares outstanding - diluted	167,047	157,231	128,365

Basic net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.36)	$(0.84)	$(0.82)

Diluted net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.36)	$(0.84)	$(0.82)

(1)	Computations may reflect rounding adjustments.

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. For the years ended December 31, 2019, 2018 and 2017, we excluded from the computation of diluted loss per share 6.4 million, 9.6 million and 7.3 million share based awards, respectively, since the effect would have been anti-dilutive. Additionally, for the years ended December 31, 2019 and 2018, we excluded from the calculation the impact of converting the Preferred Shares into 28.4 million and 29.8 million common shares, respectively, since the effect would have been anti-dilutive.

9.	ASSETS HELD FOR SALE

During the fourth quarter of 2017, we made the decision to dispose of our modular construction and manufacturing plant near Edmonton, Alberta, Canada due to changing geographic and market needs. Accordingly, the facility met the criteria of held for sale. Its estimated fair value (less the cost to sell) of $4.8 million exceeded its carrying value. Additionally, we have discontinued depreciation of the facility. The facility is part of our Canada segment.

Certain undeveloped land positions in the British Columbia LNG market in our Canada segment previously met the criteria of held for sale. During the first quarter of 2019, we received $4.0 million in proceeds from the sale of four different land positions. The remaining assets are recorded at the estimated fair value (less costs to sell) of approximately $1.7 million.

In addition, as a result of the Noralta Acquisition, Noralta’s corporate offices located on two adjacent property titles in Nisku, Alberta, Canada were closed. During the fourth quarter of 2018, we sold one property. The remaining property is recorded at the estimated fair value (less costs to sell) of approximately $1.1 million.

The following table summarizes the carrying amount as of December 31, 2019 and 2018 of the assets classified as held for sale (in thousands):

	December 31, 2019	December 31, 2018
Assets held for sale:
Property, plant and equipment, net	$7,589	$10,297
Total assets held for sale	$7,589	$10,297

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years ended December 31, 2019, 2018 and 2017 for interest and income taxes was as follows (in thousands):

	2019	2018	2017
Interest (net of amounts capitalized)	$23,882	$23,098	$17,362
Net income taxes paid (refunds received)	1,045	(5,271)	(7,755)

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill from December 31, 2018 to December 31, 2019 are as follows (in thousands):

	Canada	Australia	U.S.	Total
Balance as of December 31, 2017	$—	$—	$—	$—
Noralta Acquisition (1)	120,893	—	—	120,893
Foreign currency translation	(6,686)	—	—	(6,686)
Balance as of December 31, 2018	114,207	—	—	114,207
Action acquisition (1)	—	7,923	—	7,923
Measurement period adjustments for Noralta Acquisition (2)	2,676	—	—	2,676
Foreign currency translation	5,255	12	—	5,267
Goodwill impairment (3)	(19,900)	—	—	(19,900)
Balance as of December 31, 2019	$102,238	$7,935	$—	$110,173

(1)	Please see Note 7 – Acquisitions for further information.

(2)
The measurement period adjustment related to the Noralta Acquisition was a result of the first quarter 2019 finalization of our purchase price allocation and valuation related to intangible assets acquired.

(3)	Please see Note 4 – Impairment Charges for further information.

The following table presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of December 31, 2019 and 2018 (in thousands):

	December 31,		December 31,
	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Customer relationships	$41,693	$(38,104)	$41,809	$(34,754)
Trade name	3,450	(1,529)	1,393	(1,388)
Contracts / agreements	155,063	(48,765)	147,090	(36,930)
Favorable lease contract	—	—	2,358	(198)
Total amortizable intangible assets	$200,206	$(88,398)	$192,650	$(73,270)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Licenses	29	—	29	—
Total indefinite-lived intangible assets	29	—	29	—
Total intangible assets	$200,235	$(88,398)	$192,679	$(73,270)

The weighted average remaining amortization period for all intangible assets, other than indefinite-lived intangibles, was 16.8 years as of December 31, 2019 and 16.6 years as of December 31, 2018. Amortization expense was $14.8 million, $17.6 million and $7.3 million in the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the estimated remaining amortization of our amortizable intangible assets was as follows (in thousands):

Year Ending December 31,
2020	$12,671
2021	6,098
2022	6,098
2023	5,943
2024	5,943
Thereafter	75,055
Total	$111,808

12.	DEBT

As of December 31, 2019 and 2018, long-term debt consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Canadian term loan, which matures on November 30, 2021 (except for non-extending lenders - see below); 3.125% of aggregate principal repayable per quarter; weighted average interest rate of 5.8% for the twelve-month period ended December 31, 2019	224,963	247,910
U.S. revolving credit facility, which matures on November 30, 2021 (except for non-extending lenders - see below), weighted average interest rate of 7.6% for the twelve-month period ended December 31, 2019	—	—
Canadian revolving credit facility, which matures on November 30, 2021 (except for non-extending lenders - see below), weighted average interest rate of 6.7% for the twelve-month period ended December 31, 2019	134,117	114,348
Australian revolving credit facility, which matures on November 30, 2021 (except for non-extending lenders - see below), weighted average interest rate of 5.3% for the twelve-month period ended December 31, 2019	—	16,918
	359,080	379,176
Less: Unamortized debt issuance costs	2,208	2,939
Total debt	356,872	376,237
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	35,080	33,329
Long-term debt, less current maturities	$321,792	$342,908

Scheduled maturities of long-term debt as of December 31, 2019 are as follows (in thousands):

Year Ending December 31,
2020	35,427
2021	323,653
$359,080

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

On September 30, 2019, we amended our credit agreement (as so amended, from time to time, the Credit Agreement), which, among other things:

•
increased the aggregate revolving loan commitments by $24.0 million under the Credit Agreement, to a maximum principal amount of $183.5 million under the Canadian revolving credit facility until November 30, 2020, which will be reduced thereafter to reflect the termination of the commitments of the non-extending lenders described below;

•
extended the maturity date of the commitments and loans of certain lenders to November 30, 2021. Two lenders did not extend the maturity date of their commitments and loans. At the date of the amendment, one non-extending lender has outstanding Canadian term loans of $6.9 million, a Canadian revolving commitment of $15.7 million and an Australian revolving commitment of $10.4 million that matures on November 30, 2020. The other non-extending lender has a U.S. revolving commitment of $7.4 million and a Canadian revolving commitment of $22.5 million that matures on November 30, 2020; and

•	adjusted the maximum leverage ratio financial covenant as follows:

If a qualified offering of indebtedness with gross proceeds in excess of $150.0 million has been consummated, a maximum leverage ratio of 4.00 to 1.00 and, if such qualified offering has not been consummated, a maximum leverage ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
December 31, 2019	4.00 : 1:00
March 31, 2020, June 30, 2020 & September 30, 2020	3:75 : 1:00
December 31, 2020 & thereafter	3.50 : 1:00

As of December 31, 2019, one non-extending lender had outstanding Canadian term loans of $6.8 million and an outstanding Canadian revolver loan of $11.5 million that matures on November 30, 2020. The other non-extending lender had an outstanding Canadian revolver loan of $16.4 million that matures on November 30, 2020. Maturities in 2020 are not classified as current as of December 31, 2019, since we are able and have the intent to extend the stated maturities by borrowing amounts equal to the 2020 maturities under the revolving credit facility, with a maturity date after one year.

U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to LIBOR plus a margin of 2.25% to 4.00%, or a base rate plus 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a B/A Discount Rate based on the Canadian Dollar Offered Rate plus a margin of 2.25% to 4.00%, or a Canadian Prime rate plus a margin of 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 4.00%, based on a ratio of our total debt to consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks is addressed in the Credit Agreement and at such time the transition from LIBOR or CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to LIBOR or CDOR that gives due consideration to (1) the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time for the replacement of LIBOR and (2) any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 4.0 to 1.0 (as of December 31, 2019).  As noted above, the permitted maximum leverage ratio changes over time.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of December 31, 2019.

Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of December 31, 2019, we had ten lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $85.4 million. As of December 31, 2019, we had outstanding letters of credit of $0.3 million under the U.S facility, $0.5 million under the Australian facility and $1.2 million under the Canadian facility.

In addition to the Credit Agreement, we have an A$2.0 million bank guarantee facility, which matures March 31, 2020. There were bank guarantees of A$0.7 million under this facility outstanding as of December 31, 2019.

13.	LEASES

We have operating leases covering certain land locations and various office facilities and equipment in our three reporting business segments. Our leases have remaining lease terms of one year to eight years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 90 days.

The components of lease expense were $6.8 million, $6.8 million and $5.6 million under operating leases for the years ended December 31, 2019, 2018 and 2017, respectively. Included in the measurement of lease liabilities, we paid $6.6 million in cash related to operating leases during the year ended December 31, 2019. Right-of-use assets obtained in exchange for new lease obligations related to operating leases during the year ended December 31, 2019 were $5.3 million.

Supplemental balance sheet information related to leases were as follows (in thousands):

December 31, 2019
Operating leases
Operating lease right-of-use assets	$24,876

Other current liabilities	$5,543
Operating lease liabilities	21,231
Total operating lease liabilities	$26,774

Weighted average remaining lease term
Operating leases	6.2 years
Weighted average discount rate
Operating leases	5.9%

Maturities of operating lease liabilities at December 31, 2019, were as follows (in thousands):

For the years ending December 31,
2020	$6,979
2021	5,074
2022	4,501
2023	3,882
2024	3,405
Thereafter	8,141
Total lease payments	31,982
Less imputed interest	5,208
Total	$26,774

14.	RETIREMENT PLANS

We sponsor defined contribution plans. Participation in these plans is available to substantially all employees. We recognized expense of $5.3 million, $4.9 million and $4.8 million related to matching contributions under our various defined contribution plans during the years ended December 31, 2019, 2018 and 2017, respectively. A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will generally have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized as an employee benefit expense in profit or loss in the periods during which services are rendered by employees.

Canadian Retirement Savings Plan

We offer a defined contribution retirement plan to our Canadian employees. In Canada, we contribute, on a matched basis, an amount up to 5% of each Canadian based, salaried employee’s earnings (base salary plus annual incentive compensation) to the legislated maximum for a Deferred Profit Sharing Plan (DPSP). The maximum for 2019 was C$13,615. DPSP is a form of defined contribution retirement savings plan governed by Canadian federal tax legislation which provides for the deferral of tax on deposits and investment returns until removed from the plan to support retirement income. Employer contributions vest upon the completion of two years of service. Employee contributions are required in order to be eligible for the DPSP employer matching. Maximum employer matching (5% noted above) is attained with 6% employee contribution which would go into a Group Registered Retirement Savings Plan (GRRSP). The two plans work in tandem. Contributions to the “Retirement Savings Plan” for Canadian employees are subject to the annual maximum total registered savings limit of C$26,500 in 2019 as set out in the Canadian Tax Act.

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

U.S. Retirement Savings Plan

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 75% of their base and cash incentive compensation (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s compensation (100% match of the first 4% employee contribution and 50% match on the next 2% contribution). Our matching contributions vest at a rate of 40% after two years of service and 20% per year for each of the employee’s next three years of service and are fully vested thereafter.

15.	ASSET RETIREMENT OBLIGATIONS

AROs at December 31, 2019 and 2018 were (in thousands):

	2019	2018
Asset retirement obligations	$18,796	$18,381
Less: Asset retirement obligations due within one year*	3,197	4,443
Long-term asset retirement obligations	$15,599	$13,938

*	Classified as a current liability on the consolidated balance sheets, under the caption “Other current liabilities.” Related to remediation work planned for 2020.

Total accretion expense related to AROs was $1.5 million, $1.7 million and $1.4 million during the years ended December 31, 2019, 2018 and 2017, respectively.

During the years ended December 31, 2019, 2018 and 2017, our ARO changed as follows (in thousands):

	2019	2018	2017
Balance as of January 1	$18,381	$17,185	$17,584
Accretion of discount	1,538	1,689	1,353
New obligations	497	6,629	86
Change in estimates of existing obligations	(1,989)	(4,336)	(1,901)
Settlement of obligations	(462)	(1,013)	(816)
Foreign currency translation	831	(1,773)	879
Balance as of December 31	$18,796	$18,381	$17,185

16.	INCOME TAXES

The Company’s operations are conducted through various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

Income tax benefit. Pre-tax loss for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	2019	2018	2017
Canada operations	$(60,372)	$(100,874)	$(87,143)
Foreign operations	(8,703)	(12,338)	(31,601)
Total	$(69,075)	$(113,212)	$(118,744)

The components of the income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	2019	2018	2017
Current:
Canada	$706	$(1,151)	$(5,986)
Foreign	266	1,189	1,472
Total	$972	$38	$(4,514)

Deferred:
Canada	$(9,399)	$(31,403)	$(9,194)
Foreign	(2,314)	—	218
Total	$(11,713)	$(31,403)	$(8,976)

Net income tax benefit	$(10,741)	$(31,365)	$(13,490)

The net income tax benefit differs from an amount computed at Canadian statutory rates as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	2019		2018		2017
Canadian federal tax benefit at statutory rates	$(10,361)	15.0%	$(16,982)	15.0%	$(17,812)	15.0%
Canadian provincial income tax	(5,158)	7.5%	(12,105)	10.7%	(10,457)	8.8%
Effect of foreign income tax, net	55	(0.1)%	(1,756)	1.6%	(6,797)	5.7%
Valuation allowance – Other	2,257	(3.3)%	(622)	0.5%	19,131	(16.1)%
Enacted tax rate change - Canada	(2,452)	3.5%	—	—%	598	(0.5)%
U.S tax reform rate change	—	—%	—	—%	9,047	(7.6)%
Valuation allowance - U.S. tax reform	—	—%	—	—%	(9,047)	7.6%
Goodwill impairment	4,689	(6.8)%	—	—%	—	—%
Nondeductible compensation	1,203	(1.7)%	181	(0.2)%	—	—%
Unrealized intercompany foreign currency translation gain	(1,451)	2.1%	—	—%	—	—%
Other, net	477	(0.7)%	(81)	0.1%	1,847	(1.5)%
Net income tax benefit	$(10,741)	15.5%	$(31,365)	27.7%	$(13,490)	11.4%

Canadian Rate Change. Effective July 1, 2019, the Province of Alberta introduced a four-year graduated decrease in the income tax rate from 12% to 8% resulting in a decrease of our net deferred tax liability of $2.5 million. Our rate reconciliation for the years ended December 31, 2018 and 2017 has been recast to reconcile to the federal Canadian tax rate of 15% with the Canadian provincial income taxes reported separately from the federal income taxes.

US Tax Reform. The Tax Cuts and Jobs Act of 2017 (U.S. Tax Reform) was enacted in December 2017, resulting in a reduction to the corporate income tax rate from 35% to 21%. The impact of this reduction was a decrease of the U.S. net deferred tax asset of $9.0 million fully offset by a decrease in the U.S. valuation allowance of $9.0 million.
Deferred Tax Liabilities and Assets. The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss	$97,920	$92,600
Employee benefits	3,082	2,972
Deductible goodwill and other intangibles	26,030	20,142
Other reserves	6,150	6,903
Unearned revenue	441	868
Operating lease liabilities	6,499	—
Other	3,242	2,000
Deferred tax assets	143,364	125,485
Valuation allowance	(84,503)	(82,833)
Deferred tax assets, net	$58,861	$42,652
Deferred tax liabilities:
Depreciation and amortization	$(62,296)	$(61,094)
Operating lease right-of-use assets	(6,017)	—
Deferred tax liabilities	(68,313)	(61,094)
Net deferred tax liability	$(9,452)	$(18,442)

NOL Carryforwards. The following table summarizes net operating loss (NOL) carryforwards at December 31, 2019 (in thousands):

	Amount	Expiration Period
Net operating loss carryforwards:
Canada – Federal and provincial	$207,606	Begins to expire in 2035
Australia	109,355	Does not expire
U.S. – Federal	36,030	Begins to expire in 2036
U.S. – Federal	14,416	Does not expire
U.S. – State, tax effected	5,608	Begins to expire in 2020

Change in Valuation Allowance. Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future.

Changes in our valuation allowance for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Federal / State NOLs	Net Deferred Tax Assets	Other	Total
Balance as of December 31, 2017	$(31,399)	$(58,518)	$(746)	$(90,663)
Change in income tax provision	(1,464)	2,086	—	622
Other change	(348)	1,495	(28)	1,119
Foreign currency translation	3,907	2,122	60	6,089
Balance as of December 31, 2018	(29,304)	(52,815)	(714)	(82,833)
Change in income tax provision	(456)	(1,946)	145	(2,257)
Other change	1,095	(690)	94	499
Foreign currency translation	52	68	(32)	88
Balance as of December 31, 2019	$(28,613)	$(55,383)	$(507)	$(84,503)

During 2018, the addition of $51.5 million of deferred tax liabilities due to the Noralta Acquisition resulted in Canada no longer being considered a loss jurisdiction. Accordingly, a benefit of $4.9 million was recorded in the second quarter of 2018 to reverse the valuation allowance against the Canadian net deferred tax asset that was recorded in 2017.

Indefinite Reinvestment of Earnings.  At December 31, 2019 and 2018, we had no undistributed earnings of foreign subsidiaries subject to income tax in Canada.

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

Our Canadian federal tax returns subsequent to 2012 are subject to audit by the Canada Revenue Agency. Our Australian subsidiary’s federal income tax returns subsequent to 2015 are open for review by the Australian Taxation Office. Our U.S. subsidiary’s federal tax returns subsequent to 2017 are subject to audit by the US Internal Revenue Service.

The total amount of unrecognized tax benefits as of December 31, 2019, 2018 and 2017 was zero. Unrecognized tax benefits, if recognized, would affect the effective tax rate. We accrue interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. As of December 31, 2019, 2018 and 2017, we had accrued zero of interest expense and penalties.

17.	COMMITMENTS AND CONTINGENCIES

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

Our accumulated other comprehensive loss decreased $8.1 million from $371.2 million at December 31, 2018 to $363.2 million at December 31, 2019, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during 2019 were primarily driven by the Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.3 billion and A$0.4 billion, respectively, at December 31, 2019.

19.	SHARE BASED COMPENSATION

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board of Directors and the Compensation Committee of our Board of Directors to approve grants of options, awards of restricted shares, performance awards, phantom share awards and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 18.7 million Civeo common shares may be issued under the Civeo Plan.

Share-based compensation expense recognized in the years ended December 31, 2019, 2018 and 2017 totaled $13.9 million, $16.4 million and $15.4 million, respectively. Share-based compensation expense is reflected in Selling, general and administrative (SG&A) expense in our consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for share based compensation arrangements was approximately $0.7 million, $1.2 million and zero for the years ended December 31, 2019, 2018 and 2017, respectively.

Options to Purchase Common Shares

No options were awarded in 2019, 2018 or 2017. The following table presents the changes in stock options outstanding and related information for our employees during the years ended December 31, 2019, 2018 and 2017:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value (Thousands)
Outstanding Options at December 31, 2016	165,886	$17.98	4.6	$—
Forfeited / Expired	(20,085)	18.10
Outstanding Options at December 31, 2017	145,801	$17.97	4.5	$—
Outstanding Options at December 31, 2018	145,801	$17.97	3.3	$—
Outstanding Options at December 31, 2019	145,801	$17.97	2.3	$—

Exercisable Options at December 31, 2017	139,491	$17.79	4.2	$—
Exercisable Options at December 31, 2018	145,801	$17.97	3.3	$—
Exercisable Options at December 31, 2019	145,801	$17.97	2.3	$—

As no options were exercised in the last three years, the total intrinsic value of options exercised by our employees during 2019, 2018 and 2017 was zero. Additionally, the tax benefits realized for the tax deduction from options exercised during 2019, 2018 and 2017 totaled zero.

At December 31, 2019, unrecognized compensation cost related to options was zero.

The following table summarizes information for outstanding options of our employees at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2019	Weighted Average Exercise Price
$16.43	63,142	1.13	$16.43	63,142	$16.43
$17.48	29,849	3.14	$17.48	29,849	$17.48
$18.43	27,553	2.13	$18.43	27,553	$18.43
$21.87	25,257	4.14	$21.87	25,257	$21.87
16.43 -21.87	145,801	2.25	$17.97	145,801	$17.97

Restricted Share Awards/ Restricted Share Units/ Deferred Share Awards

The following table presents the changes in restricted share awards, restricted share units and deferred share awards outstanding and related information for our employees and non-employee directors during the years ended December 31, 2019, 2018 and 2017:

	Number of Awards/Units	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2016	1,298,372	$4.41
Granted	1,655,067	3.14
Vested	(733,147)	4.19
Forfeited	(49,968)	3.43
Nonvested shares at December 31, 2017	2,170,324	$3.54
Granted	2,861,775	3.42
Vested	(1,247,522)	3.92
Forfeited	(101,839)	3.69
Nonvested shares at December 31, 2018	3,682,738	$3.31
Granted	1,725,018	2.29
Vested	(1,628,577)	3.26
Forfeited	(97,643)	3.23
Nonvested shares at December 31, 2019	3,681,536	$2.86

The weighted average grant date fair value per share for restricted share awards, restricted share units and deferred share awards granted during 2019, 2018 and 2017 was $2.29, $3.42 and $3.14, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards vested during 2019, 2018 and 2017 was $4.0 million, $3.8 million and $2.0 million, respectively. At December 31, 2019, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $5.3 million, which is expected to be recognized over a weighted average period of 1.5 years.

Phantom Share Awards

Each phantom share award is equal in value to one common share. Upon vesting, each recipient will receive a lump sum cash payment equal to the fair market value of a common share on the respective vesting date. These awards are accounted for as a liability that is remeasured at each reporting date until paid.

The following table presents the changes in phantom share awards outstanding and related information for our employees during the years ended December 31, 2019, 2018 and 2017:

Number of Awards
Nonvested shares at December 31, 2016	6,269,964
Granted	750,525
Vested	(2,207,589)
Forfeited	(263,161)
Nonvested shares at December 31, 2017	4,549,739
Granted	—
Vested	(2,270,214)
Forfeited	(12,951)
Nonvested shares at December 31, 2018	2,266,574
Granted	1,415,277
Vested	(2,059,656)
Forfeited	(12,687)
Nonvested shares at December 31, 2019	1,609,508

At December 31, 2019, the balance of the liability for the phantom share awards was $0.8 million.  For the years ended December 31, 2019, 2018 and 2017, we made phantom share cash payments of $5.3 million, $8.2 million and $7.1 million, respectively.  At December 31, 2019, unrecognized compensation cost related to phantom shares was $1.3 million, as remeasured at December 31, 2019, which is expected to be recognized over a weighted average period of 2.1 years. The weighted average grant date fair value of phantom shares granted during the years ended December 31, 2019, 2018 and 2017 was $2.53, zero and $3.27, respectively.

Performance Share Awards

We grant performance awards, which cliff vest in three years subject to attainment of applicable performance criteria. These awards are earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return (TSR) rank among a peer group of other companies. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

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

	2019	2018	2017
Risk-free weighted interest rate	2.5%	2.4%	1.5%
Expected volatility	68.0%	79.0%	90.0%
Initial TSR	0.7%	(0.4)%	0.04%

The following table presents the changes in performance share awards outstanding and related information for our employees during the year ended December 31, 2019, 2018 and 2017:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2016	1,951,684	$3.18
Granted	762,497	5.20
Vested	—	—
Forfeited	(38,699)	3.64
Nonvested shares at December 31, 2017	2,675,482	$3.75
Granted	848,830	5.30
Vested	—	—
Forfeited	—	—
Nonvested shares at December 31, 2018	3,524,312	$4.12
Granted	1,184,599	3.73
Performance adjustment (1)	1,921,865	2.93
Vested	(3,843,730)	2.93
Forfeited	—	—
Nonvested shares at December 31, 2019	2,787,046	$4.61

(1)	Related to 2016 performance share awards that vested in 2019, which were paid out at 200% based on Civeo's TSR rank.

During the years ended December 31, 2019, 2018 and 2017, we recognized compensation expense associated with performance share awards totaling $4.3 million, $4.6 million and $3.0 million, respectively. At December 31, 2019, unrecognized compensation cost related to performance share awards was $5.1 million, which is expected to be recognized over a weighted average period of 1.7 years.

20.	PREFERRED SHARES

As further discussed in Note 7 – Acquisitions, on April 2, 2018, we issued 9,679 Preferred Shares as part of the Noralta Acquisition. The Preferred Shares have an initial liquidation preference of $10,000 per share. Holders of the Preferred Shares are entitled to receive a 2% annual dividend on the liquidation preference paid quarterly in cash or, at our option, by increasing the Preferred Shares’ liquidation preference or any combination thereof. As of December 31, 2019, Preferred Shares outstanding were 9,042. The decrease in Preferred Shares outstanding since the close of the Noralta Acquisition was due to the release of 637 Preferred Shares initially held in escrow to support certain obligations of the Noralta Acquisition.

The Preferred Shares are convertible into our common shares at a conversion price of $3.30 per Preferred Share, subject to certain anti-dilution adjustments (the Conversion Price). We have the right to elect to convert the Preferred Shares into our common shares if the 15-day volume weighted average price of our common shares is equal to or exceeds the Conversion Price. Holders of the Preferred Shares will have the right to convert the Preferred Shares into our common shares at any time after 2 years from the date of issuance, and the Preferred Shares mandatorily convert after 5 years from the date of issuance. The Preferred Shares also convert automatically into our common shares upon a change of control of Civeo. We may, at any time and from time to time, redeem any or all of the Preferred Shares for cash at the liquidation preference, plus accrued and unpaid dividends.

The Preferred Shares do not have voting rights, except as statutorily required.

During the years ended December 31, 2019 and 2018, we recognized preferred dividends on the Preferred Shares as follows (in thousands):

	2019	2018
Deemed dividend on beneficial conversion feature at April 2, 2018	$—	$47,849
In-kind dividends	1,849	1,459
Deemed dividend on beneficial conversion feature related to in-kind dividend	—	281
Total preferred dividends	$1,849	$49,589

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

The Board of Directors elected to pay the dividends for the quarterly period beginning June 30, 2018 and ending December 31, 2019 through an increase in the liquidation preference rather than in cash. The paid-in-kind dividend of $1.8 million and $1.5 million is included in Preferred dividends on the consolidated statement of operations for the years ended December 31, 2019 and 2018, respectively.

21.	SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reporting segments: Canada, Australia and U.S., which represent our strategic focus on hospitality services and workforce accommodations.

Financial information by business segment for each of the three years ended December 31, 2019, 2018 and 2017 is summarized in the following table (in thousands):

	Total Revenues	Depreciation and amortization	Operating (loss) income	Capital expenditures	Total assets
2019
Canada	$325,651	$66,557	$(32,313)	$22,124	$850,361
Australia	156,093	39,116	517	3,456	278,268
United States	45,811	10,987	(11,214)	3,104	46,862
Corporate and eliminations	—	7,108	(6,041)	1,128	(205,579)
Total	$527,555	$123,768	$(49,051)	$29,812	$969,912

2018
Canada	$296,012	$66,980	$(63,519)	$6,025	$804,618
Australia	119,238	40,441	(1,950)	4,658	292,271
United States	51,442	10,626	(8,640)	5,388	60,282
Corporate and eliminations	—	7,799	(13,946)	1,037	(155,494)
Total	$466,692	$125,846	$(88,055)	$17,108	$1,001,677

2017
Canada	$245,595	$69,983	$(63,211)	$3,893	$550,378
Australia	111,221	45,699	(11,528)	2,772	353,840
United States	25,460	4,653	(14,426)	1,912	33,128
Corporate and eliminations	—	6,108	(8,806)	2,617	(83,434)
Total	$382,276	$126,443	$(97,971)	$11,194	$853,912

Financial information by geographic segment for each of the three years ended December 31, 2019, 2018 and 2017, is summarized below (in thousands). Revenues in the U.S. include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Long-lived assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	Canada	Australia	U.S. and Other	Total
2019
Revenues from unaffiliated customers	$325,651	$156,093	$45,811	$527,555
Long-lived assets	558,310	242,002	38,159	838,471

2018
Revenues from unaffiliated customers	$296,012	$119,238	$51,442	$466,692
Long-lived assets	580,644	263,094	50,142	893,880

2017
Revenues from unaffiliated customers	$245,595	$111,221	$25,460	$382,276
Long-lived assets	353,710	331,511	32,280	717,501

22.	VALUATION ACCOUNTS

Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged (Reduction) to Costs and Expenses	Deductions (Net of Recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2019:
Allowance for doubtful accounts receivable	$376	$(5)	$(122)	$4	$253
Valuation allowance for deferred tax assets	82,833	2,257	(499)	(88)	84,503

Year Ended December 31, 2018:
Allowance for doubtful accounts receivable	$1,338	$(787)	$(143)	$(32)	$376
Valuation allowance for deferred tax assets	90,663	(622)	(1,119)	(6,089)	82,833

Year Ended December 31, 2017:
Allowance for doubtful accounts receivable	$638	$48	$(23)	$675	$1,338
Valuation allowance for deferred tax assets	76,157	10,083	(242)	4,665	90,663

23.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes quarterly financial information for 2019 and 2018 (in thousands, except per share amounts):

	First Quarter (2)	Second Quarter (3)	Third Quarter (4)	Fourth Quarter (5)
2019
Revenues	$108,550	$122,153	$148,163	$148,689
Gross profit(1)	28,920	36,913	48,683	46,225
Net (loss) income attributable to Civeo	(17,498)	(15,310)	4,532	(32,064)
Basic (loss) income per share	(0.11)	(0.09)	0.02	(0.19)
Diluted (loss) income per share	(0.11)	(0.09)	0.02	(0.19)

2018
Revenues	$101,504	$130,177	$120,491	$114,520
Gross profit(1)	23,803	40,722	38,264	31,489
Net loss attributable to Civeo	(55,457)	(48,321)	(14,250)	(13,804)
Basic loss per share	(0.42)	(0.29)	(0.09)	(0.08)
Diluted loss per share	(0.42)	(0.29)	(0.09)	(0.08)

(1)	Represents "revenues" less "product costs" and "service and other costs" included in our consolidated statements of operations.

(2)	In the first quarter of 2019, there were no significant items recognized.

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

(3)	In the second quarter of 2019, we recognized the following items:

•
A charge of $4.5 million ($4.5 million after-tax, or $0.03 per diluted share), related to assets in our Australian segment. The charge is included in Impairment expense on the accompanying consolidated statements of operations.

•
We identified a liability related to an ARO at one of our villages in Australia that should have been recorded in 2011. We determined that the error was not material to our previously issued financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, and therefore, corrected the error in the second quarter of 2019. Specifically, we recorded: (1) additional accretion expense related to the ARO of $0.9 million, (2) additional depreciation and amortization expense of $0.5 million related to amortization of the related asset retirement cost and (3) additional impairment expense related to the impairment of the asset retirement cost of $1.0 million offset by recognition of an ARO liability totaling $2.3 million as of June 30, 2019.

In the second quarter of 2018, we recognized the following items:

•
Costs associated with the Noralta Acquisition of $5.6 million ($5.1 million after-tax, or $0.03 per diluted share), included primarily in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

(4)	In the third quarter of 2019, we recognized the following items:

•	A gain on sale of assets related to the sale of a village in Australia and related $2.2 million release of an ARO liability assumed by the buyer.

•
Costs associated with the Action acquisition of $0.2 million ($0.2 million after-tax, or $0.00 per diluted share), included primarily in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

In the third quarter of 2018, we recognized the following items:

•
Costs associated with the Noralta Acquisition of $0.5 million ($0.4 million after-tax, or $0.00 per diluted share), included primarily in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

(5)	In the fourth quarter of 2019, we recognized the following items:

•
Goodwill impairment loss of $19.9 million ($19.9 million after-tax, or $0.12 per diluted share) related to our Canada reporting unit. The charge is included in Impairment expense on the accompanying consolidated statements of operations.

•
A charge of $0.7 million ($0.5 million after-tax, or $0.00 per diluted share), related to assets in our Canada segment. The charge is included in Impairment expense on the accompanying consolidated statements of operations.

•
Costs associated with the Action acquisition of $0.2 million ($0.2 million after-tax, or $0.00 per diluted share), included primarily in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

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