Form 10-Q
period 2020-03-31
Civeo Corp
filed 2020-05-07
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The Registrant had 170,640,184 common shares outstanding as of May 1, 2020.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Service and other	$129,399	$100,079
Rental	6,179	6,490
Product	3,214	1,981
	138,792	108,550
Costs and expenses:
Service and other costs	96,044	72,644
Rental costs	4,813	5,150
Product costs	2,456	1,836
Selling, general and administrative expenses	13,937	16,096
Depreciation and amortization expense	25,502	30,782
Impairment expense	144,120	—
Other operating expense (income)	989	(65)
	287,861	126,443
Operating loss	(149,069)	(17,893)

Interest expense	(5,595)	(6,635)
Interest income	16	27
Other income	25	2,978
Loss before income taxes	(154,623)	(21,523)
Income tax benefit	8,811	4,484
Net loss	(145,812)	(17,039)
Less: Net income attributable to noncontrolling interest	258	—
Net loss attributable to Civeo Corporation	(146,070)	(17,039)
Less: Dividends attributable to Class A preferred shares	468	459
Net loss attributable to Civeo common shareholders	$(146,538)	$(17,498)

Per Share Data (see Note 9)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.87)	$(0.11)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.87)	$(0.11)

Weighted average number of common shares outstanding:
Basic	168,519	165,330
Diluted	168,519	165,330
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended March 31,
	2020	2019

Net loss	$(145,812)	$(17,039)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	(48,541)	5,379
Total other comprehensive income (loss), net of taxes	(48,541)	5,379

Comprehensive loss	(194,353)	(11,660)
Less: Comprehensive income attributable to noncontrolling interest	163	—
Comprehensive loss attributable to Civeo Corporation	$(194,516)	$(11,660)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,558	$3,331
Accounts receivable, net	91,874	99,493
Inventories	6,050	5,877
Prepaid expenses	4,996	7,247
Other current assets	11,378	7,904
Assets held for sale	6,332	7,589
Total current assets	126,188	131,441

Property, plant and equipment, net	465,087	590,309
Goodwill	6,909	110,173
Other intangible assets, net	98,944	111,837
Operating lease right-of-use assets	21,558	24,876
Other noncurrent assets	837	1,276
Total assets	$719,523	$969,912

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,258	$36,971
Accrued liabilities	16,163	21,755
Income taxes	448	328
Current portion of long-term debt	32,142	35,080
Deferred revenue	8,250	7,165
Other current liabilities	5,785	8,741
Total current liabilities	106,046	110,040

Long-term debt, less current maturities	280,939	321,792
Deferred income taxes	—	9,452
Operating lease liabilities	18,527	21,231
Other noncurrent liabilities	17,066	16,592
Total liabilities	422,578	479,107

Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042 shares issued and outstanding, respectively; aggregate liquidation preference of $94,096 and $93,627 as of March 31, 2020 and December 31, 2019)	58,597	58,129
Common shares (no par value; 550,000,000 shares authorized, 173,712,510 shares and 171,656,039 shares issued, respectively, and 170,592,246 shares and 169,556,403 shares outstanding, respectively)	—	—
Additional paid-in capital	1,574,457	1,572,249
Accumulated deficit	(918,128)	(771,590)
Common shares held in treasury at cost, 3,120,264 and 2,099,636 shares, respectively	(6,914)	(5,472)
Accumulated other comprehensive loss	(411,619)	(363,173)
Total Civeo Corporation shareholders’ equity	296,393	490,143
Noncontrolling interest	552	662
Total shareholders’ equity	296,945	490,805
Total liabilities and shareholders’ equity	$719,523	$969,912
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2018	$56,280	$—	$1,562,133	$(710,551)	$(1,189)	$(371,249)	$—	$535,424
Net income (loss)	—	—	—	(17,039)	—	—	—	(17,039)
Currency translation adjustment	—	—	—	—	—	5,379	—	5,379
Dividends paid	—	—	—	—	—	—	—	—
Cumulative effect of implementation of ASU 2014-09	—	—	—	(699)	—	—	—	(699)
Dividends attributable to Class A preferred shares	459	—	—	(459)	—	—	—	—
Share-based compensation	—	—	2,534	—	(4,282)	—	—	(1,748)
Balance, March 31, 2019	$56,739	$—	$1,564,667	$(728,748)	$(5,471)	$(365,870)	$—	$521,317

Balance, December 31, 2019	$58,129	$—	$1,572,249	$(771,590)	$(5,472)	$(363,173)	$662	$490,805
Net income (loss)	—	—	—	(146,070)	—	—	258	(145,812)
Currency translation adjustment	—	—	—	—	—	(48,446)	(95)	(48,541)
Dividends paid	—	—	—	—	—	—	(273)	(273)
Dividends attributable to Class A preferred shares	468	—	—	(468)	—	—	—	—
Share-based compensation	—	—	2,208	—	(1,442)	—	—	766
Balance, March 31, 2020	$58,597	$—	$1,574,457	$(918,128)	$(6,914)	$(411,619)	$552	$296,945

	Preferred Shares (in thousands)	Common Shares (in thousands)
Balance, December 31, 2019	9,042	169,556
Stock-based compensation	—	1,036
Balance, March 31, 2020	9,042	170,592
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(145,812)	$(17,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,502	30,782
Impairment charges	144,120	—
Deferred income tax benefit	(8,941)	(4,745)
Non-cash compensation charge	2,208	2,534
Gains on disposals of assets	(21)	(1,452)
Provision (benefit) for loss on receivables, net of recoveries	54	(32)
Other, net	693	(410)
Changes in operating assets and liabilities:
Accounts receivable	(1,496)	(2,377)
Inventories	(740)	87
Accounts payable and accrued liabilities	6,280	(1,417)
Taxes payable	133	262
Other current and noncurrent assets and liabilities, net	(1,143)	148
Net cash flows provided by operating activities	20,837	6,341

Cash flows from investing activities:
Capital expenditures	(2,651)	(9,679)
Proceeds from disposition of property, plant and equipment	72	4,457
Other, net	—	1,518
Net cash flows used in investing activities	(2,579)	(3,704)

Cash flows from financing activities:
Revolving credit borrowings	74,287	80,324
Revolving credit repayments	(80,367)	(74,928)
Term loan repayments	(8,109)	(8,608)
Taxes paid on vested shares	(1,442)	(4,282)
Net cash flows used in financing activities	(15,631)	(7,494)

Effect of exchange rate changes on cash	(400)	477
Net change in cash and cash equivalents	2,227	(4,380)
Cash and cash equivalents, beginning of period	3,331	12,372

Cash and cash equivalents, end of period	$5,558	$7,992

Non-cash financing activities:
Preferred dividends paid-in-kind	$468	$459
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We are a hospitality company servicing the natural resources industry in Canada, Australia and the U.S. We provide a full suite of hospitality services for our guests, including lodging, food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of accommodation facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active oil, metallurgical (met) coal and iron ore producing regions, and our customers include major and independent oil and gas companies, mining companies, engineering companies and oilfield and mining service companies. We operate in three principal reportable business segments – Canada, Australia and the U.S.

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

The financial statements included in this report should be read in conjunction with our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (ASU 2016-13). This new standard changes how companies measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 is effective for financial statements issued for reporting periods beginning after December 15, 2019 and interim periods within the reporting periods. We adopted ASU 2016-13 as of January 1, 2020. The adoption of this new standard did not have a material impact on our consolidated financial statements.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

3.	REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and the U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019
Canada
Accommodation revenues	$66,066	$57,652
Mobile facility rental revenues	2,508	781
Food service and other services revenues	10,774	8,337
Total Canada revenues	79,348	66,770

Australia
Accommodation revenues	$32,585	$28,421
Food service and other services revenues	16,528	—
Total Australia revenues	49,113	28,421

U.S.
Accommodation revenues	$1,256	$4,924
Mobile facility rental revenues	6,187	6,597
Manufacturing revenues	2,863	1,795
Food service and other services revenues	25	43
Total U.S. revenues	10,331	13,359

Total revenues	$138,792	$108,550

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days. We do not have significant financing components or significant payment terms.

As of March 31, 2020, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue (in thousands):

	For the years ending December 31,
	2020	2021	2022	Thereafter	Total
Revenue expected to be recognized as of March 31, 2020	$93,580	$48,682	$20,239	$7,447	$169,948

4.	FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of March 31, 2020 and December 31, 2019, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During our first quarter of 2020 and the second and fourth quarter of 2019, we wrote down certain long-lived assets to fair value. We also recorded goodwill impairment charges related to one of our reporting units during the first quarter of 2020 and one of our reporting units during the fourth quarter of 2019. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. We estimated the fair value when conducting the goodwill impairment and long-lived asset impairment tests primarily using an income approach.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The discount rates used to value our reporting units for the interim goodwill impairment test, as well as the Canadian and U.S. segments long-lived asset impairment analysis ranged between 10.5% and 14.0%. These assumptions with respect to future circumstances included future cash flows, oil, met coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. During the fourth quarter of 2019, our estimate of fair value of corporate office space in Canada was based on an appraisal from a third party. See Note 6 – Impairment Charges for further information.

During the third quarter of 2019, we acquired Action Industrial Catering (Action) and recorded the assets acquired and liabilities assumed at fair value. Determining the fair value of these assets and liabilities required the exercise of significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The cash flows employed in the valuation are based on our best estimates of future sales, earnings and cash flows after considering factors such as general market conditions, expected future customer orders, contracts with suppliers, labor costs, changes in working capital, long term business plans and recent operating performance. See Note 7 – Acquisitions for further information.

5.	DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2020 and December 31, 2019 is presented below (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable, net:
Trade	$68,874	$76,370
Unbilled revenue	23,164	23,041
Other	81	335
Total accounts receivable	92,119	99,746
Allowance for doubtful accounts	(245)	(253)
Total accounts receivable, net	$91,874	$99,493

	March 31, 2020	December 31, 2019
Inventories:
Finished goods and purchased products	$4,035	$3,982
Work in process	916	813
Raw materials	1,099	1,082
Total inventories	$6,050	$5,877

	Estimated Useful Life (in years)			March 31, 2020	December 31, 2019
Property, plant and equipment, net:
Land				$39,319	$43,147
Accommodations assets	3	—	15	1,545,034	1,696,425
Buildings and leasehold improvements	7	—	20	24,239	26,108
Machinery and equipment	4	—	15	11,274	12,060
Office furniture and equipment	3	—	7	55,136	58,005
Vehicles	3	—	5	13,987	14,604
Construction in progress				4,304	4,286
Total property, plant and equipment				1,693,293	1,854,635
Accumulated depreciation				(1,228,206)	(1,264,326)
Total property, plant and equipment, net				$465,087	$590,309

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	March 31, 2020	December 31, 2019
Accrued liabilities:
Accrued compensation	$10,475	$17,169
Accrued taxes, other than income taxes	4,309	3,152
Other	1,379	1,434
Total accrued liabilities	$16,163	$21,755

6.	IMPAIRMENT CHARGES

Quarter ended March 31, 2020. During the first quarter of 2020, we recorded impairment expense related to goodwill and long-lived assets.

The spread of the COVID-19 coronavirus (COVID-19) and the response thereto during the first quarter of 2020 negatively impacted the global economy. The resulting unprecedented decline in oil demand, coupled with disagreements between Saudi Arabia and Russia about production limits, resulted in a collapse of global oil prices in March 2020, thereby creating unprecedented downward pressure on stock prices in the energy industry, particularly small-cap companies with operations in the U.S. and Canada, such as Civeo. As a result, we experienced a sustained reduction of our share price during the first quarter of 2020. Our market capitalization implied an enterprise value which is significantly less than the sum of the estimated fair values of our reporting units, and we determined that an indicator of a goodwill impairment was present as of March 31, 2020. Accordingly, we performed an interim goodwill impairment test as of March 31, 2020, and the carrying amount of our Canadian reporting unit exceeded the reporting unit's fair value. Based on the results of the impairment test, we reduced the value of our goodwill in our Canadian reporting unit to zero and recognized impairment expense in the first quarter of 2020 of $93.6 million.

Furthermore, as a result of the decline in global oil prices and forecasts for a potentially protracted period of lower prices as well as the goodwill impairment in our Canadian segment, we determined all asset groups within this segment had experienced a trigger that indicated that the carrying values might not be recoverable. Accordingly, we assessed the carrying value of each asset group to determine if it continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying values of certain asset groups were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of these asset groups to their respective carrying values. As a result, certain asset groups were written down to their estimated fair values of $43.5 million and we recorded impairment expense of $38.1 million related to long-lived assets in our Canadian segment.

Also, as a result of the decline in global oil prices and forecasts for a potentially protracted period of lower prices, we reviewed all asset groups in our U.S. segment to determine if an indicator of impairment had occurred that would indicate that the carrying values of the asset groups in the segment might not be recoverable. We determined that certain asset groups within the segment had experienced an indicator of impairment, and thus we assessed the carrying values of our long-lived assets in the U.S. to determine if they continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying values of certain of our U.S. asset groups were determined to not be recoverable, and we proceeded to compare the estimated fair values of the asset groups to their respective carrying values. Accordingly, these assets were written down to their estimated fair values of $12.5 million. We recorded impairment expense of $12.4 million during the first quarter of 2020 related to our U.S. segment.

7.	ACQUISITIONS

Action

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

This acquisition was accounted for in accordance with the acquisition method of accounting for business combinations, which required us to record the assets acquired and the liabilities assumed at their fair values at July 1, 2019. Our estimates of the fair value for such assets and liabilities require significant assumptions and judgment. Based on the final purchase price allocation, intangible assets acquired totaled $8.4 million and consisted primarily of customer contracts and a trade name. In addition, we recognized goodwill of $7.9 million.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

8.	ASSETS HELD FOR SALE

During 2017, we made the decision to dispose of our modular construction and manufacturing plant near Edmonton, Alberta, Canada due to changing geographic and market needs. Accordingly, the facility met the criteria of held for sale. Its estimated fair value (less costs to sell) of $3.8 million exceeded its carrying value. Additionally, we discontinued depreciation of the facility. The facility is part of our Canadian segment.

Certain undeveloped land positions in the British Columbia LNG market in our Canadian segment previously met the criteria of held for sale. During the first quarter of 2019, we received $4.0 million in proceeds from the sale of four different land positions. The remaining assets are recorded at the estimated fair value (less costs to sell) of approximately $1.5 million.

In addition, as a result of the acquisition of Noralta Lodge Ltd. (Noralta), Noralta’s corporate offices located on two adjacent property titles in Nisku, Alberta, Canada were closed. During the fourth quarter of 2018, we sold one property. The remaining property is recorded at the estimated fair value (less costs to sell) of approximately $1.0 million.

The following table summarizes the carrying amount as of March 31, 2020 and December 31, 2019 of the assets classified as held for sale (in thousands):

	March 31, 2020	December 31, 2019
Assets held for sale:
Property, plant and equipment, net	$6,332	$7,589
Total assets held for sale	$6,332	$7,589

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

9.	EARNINGS PER SHARE

We calculate basic and diluted earnings per share by applying the two-class method because we have participating securities in the form of Class A preferred shares. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities. We also apply the treasury stock method with respect to certain share-based awards in the calculation of diluted earnings per share, if dilutive.

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to Civeo common shareholders	$(146,538)	$(17,498)
Less: income allocated to participating securities	—	—
Basic net loss attributable to Civeo Corporation common shareholders	$(146,538)	$(17,498)
Add: undistributed income attributable to participating securities	—	—
Less: undistributed income reallocated to participating securities	—	—
Diluted net loss attributable to Civeo Corporation common shareholders	$(146,538)	$(17,498)

Denominator:
Weighted average shares outstanding - basic	168,519	165,330
Dilutive shares - share-based awards	—	—
Weighted average shares outstanding - diluted	168,519	165,330

Basic net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.87)	$(0.11)

Diluted net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.87)	$(0.11)

(1)	Computations may reflect rounding adjustments.

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. For the three months ended March 31, 2020 and 2019, we excluded from the computation of diluted loss per share 6.3 million and 8.5 million share-based awards, respectively, since the effect would have been anti-dilutive. Additionally, for the three months ended March 31, 2020 and 2019, we excluded from the calculation the impact of converting the Preferred Shares into 28.5 million and 28.0 million common shares, since the effect would have been anti-dilutive.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

10.	DEBT

As of March 31, 2020 and December 31, 2019, long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Canadian term loan, which matures on November 30, 2021; 3.125% of aggregate principal repayable per quarter; weighted average interest rate of 5.2% for the three-month period ended March 31, 2020 (1)	$197,862	$224,963

U.S. revolving credit facility, which matures on November 30, 2021), weighted average interest rate of 7.2% for the three-month period ended March 31, 2020 (1)	—	—

Canadian revolving credit facility, which matures on November 30, 2021, weighted average interest rate of 5.3% for the three-month period ended March 31, 2020 (1)	117,013	134,117

Australian revolving credit facility, which matures on November 30, 2021, weighted average interest rate of 4.5% for the three-month period ended March 31, 2020 (1)	—	—
	314,875	359,080
Less: Unamortized debt issuance costs	1,794	2,208
Total debt	313,081	356,872
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	32,142	35,080
Long-term debt, less current maturities	$280,939	$321,792

(1)
As of March 31, 2020, one lender had an outstanding Canadian term loan of $6.0 million and an outstanding Canadian revolver loan of $10.0 million that matures on November 30, 2020. Another lender had an outstanding Canadian revolver loan of $14.3 million that matures on November 30, 2020.

Maturities in 2020 are not classified as current as of March 31, 2020 and December 31, 2019, since we are able and have the intent to repay the outstanding 2020 maturities by borrowing amounts equal to such maturities under our existing revolving credit facility, which matures on November 30, 2021. We did not have any capitalized interest to net against interest expense for the three months ended March 31, 2020 or 2019.

Credit Agreement

As of March 31, 2020, our Credit Agreement (as then amended to date, the Credit Agreement), provided for: (i) a $263.5 million revolving credit facility scheduled to mature on November 30, 2021 for certain lenders, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $183.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $285.4 million term loan facility scheduled to mature on November 30, 2021 for certain lenders in favor of Civeo.

We are required to maintain, if a qualified offering of indebtedness with gross proceeds in excess of $150 million has been consummated, a maximum leverage ratio of 4.00 to 1.00 and, if such qualified offering has not been consummated, a maximum leverage ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
March 31, 2020, June 30, 2020 & September 30, 2020	3:75 : 1:00
December 31, 2020 and thereafter	3.50 : 1:00

U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin of 2.25% to 4.00%, or a base rate plus 1.25% to 3.00%, in each

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

case based on a ratio of our total debt to consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a B/A Discount Rate based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 2.25% to 4.00%, or a Canadian Prime rate plus a margin of 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 4.00%, based on a ratio of our total debt to consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks is addressed in the Credit Agreement and at such time the transition from LIBOR or CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to LIBOR or CDOR that gives due consideration to (1) the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time for the replacement of LIBOR and (2) any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.75 to 1.0 (as of March 31, 2020).  As noted above, the permitted maximum leverage ratio changes over time.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of March 31, 2020.

As a result of the spread of COVID-19 and the resulting unprecedented decline in oil demand, coupled with disagreements between Saudi Arabia and Russia about production limits, global oil prices have dropped to historically low levels and oil prices are expected to remain at low levels for the remainder of 2020. As a result, it is likely that we will not remain in compliance with our leverage ratio, particularly beginning with the period ended December 31, 2020, when our maximum leverage ratio reduces to 3.5 to 1.0. In order to avoid a default under our Credit Agreement, we must either (i) meet the leverage ratio, (ii) obtain a waiver of compliance for the period or periods in question, (iii) amend our Credit Agreement to allow for a higher leverage ratio or (iv) obtain replacement financing. A failure by us to avoid a default would eliminate our access to incremental borrowings and give our lenders the right to declare our debt obligations under our Credit Agreement to become immediately due and payable. If we are unable to cure any such default, or obtain a waiver or a replacement financing, and our lenders accelerate the payment of such indebtedness, we would be unable to repay those amounts, and our lenders under our Credit Agreement would be entitled to foreclose on, and acquire control of substantially all of our assets, which would have a material adverse impact on our financial condition, results of operations and cash flows. We believe that it is probable that we will be able to obtain an amendment, waiver or replacement financing to our Credit Agreement that will enable us to meet any debt covenants for the twelve-month period following the issuance of our financial statements included in this report; however, we can give no assurance that we will be able to obtain such amendment, waiver or replacement financing on favorable terms or at all.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of March 31, 2020, we had ten lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $85.4 million. As of March 31, 2020, we had outstanding letters of credit of $0.3 million under the U.S. facility, $0.4 million under the Australian facility and $1.8 million under the Canadian facility.

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

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of March 31, 2020,

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. As of March 31, 2019, Australia was considered a loss jurisdiction for tax accounting purposes and was removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax benefit for the three months ended March 31, 2020 totaled $8.8 million, or 5.7% of pretax loss, compared to a benefit of $4.5 million, or 20.8% of pretax loss, for the three months ended March 31, 2019. For the three months ended March 31, 2020, we recorded a deferred tax benefit of $12.4 million offset by a valuation allowance of $3.4 million against the Canadian net deferred tax assets. Our effective tax rate for the three months ended March 31, 2020 was impacted by considering Canada and the U.S. loss jurisdictions. For the three months ended March 31, 2019, only Australia was considered a loss jurisdiction.

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

Our accumulated other comprehensive loss increased $48.4 million from $363.2 million at December 31, 2019 to $411.6 million at March 31, 2020, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first three months of 2020 were primarily driven by the Australian dollar and Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.1 billion and A$0.4 billion, respectively, at March 31, 2020.

14.	GOODWILL

Changes in the carrying amount of goodwill from December 31, 2019 to March 31, 2020 are as follows (in thousands):

	Canada	Australia	U.S.	Total
Goodwill, net of $19.9 million accumulated impairment loss as of December 31, 2019	$102,238	$7,935	$—	$110,173
Foreign currency translation	(8,632)	(1,026)	—	(9,658)
Goodwill impairment (1)	(93,606)	—	—	(93,606)
Goodwill, net of $113.5 million accumulated impairment loss as of March 31, 2020	$—	$6,909	$—	$6,909

(1)	See Note 6 – Impairment Charges for further information.

15.	SHARE-BASED COMPENSATION

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

Outstanding Awards

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended March 31, 2020 and 2019 totaled $1.3 million and $1.4 million, respectively. The total fair value of restricted share awards, restricted share units

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

and deferred share awards that vested during the three months ended March 31, 2020 and 2019 was $2.3 million and $3.5 million, respectively.

At March 31, 2020, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $4.0 million, which is expected to be recognized over a weighted average period of 1.4 years.

Phantom Share Awards. On February 25, 2020, we granted 3,741,094 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 25, 2021. We also granted 1,221,725 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 25, 2021.

During the three months ended March 31, 2020 and 2019, we recognized compensation expense associated with phantom shares totaling $0.3 million and $3.1 million, respectively. At March 31, 2020, unrecognized compensation cost related to phantom shares was $2.3 million, as remeasured at March 31, 2020, which is expected to be recognized over a weighted average period of 2.7 years.

Performance Awards. During the three months ended March 31, 2020 and 2019, we recognized compensation expense associated with performance awards totaling $0.9 million and $1.1 million, respectively. The total fair value of performance share awards that vested during the three months ended March 31, 2020 and 2019 was $1.9 million and $10.1 million, respectively.

At March 31, 2020, unrecognized compensation cost related to performance shares was $4.1 million, which is expected to be recognized over a weighted average period of 1.6 years.

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

Financial information by business segment for each of the three months ended March 31, 2020 and 2019 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2020
Canada	$79,348	$14,369	$(136,631)	$610	$649,963
Australia	49,113	9,295	6,164	463	242,238
U.S.	10,331	1,583	(14,134)	1,372	32,758
Corporate and eliminations	—	255	(4,468)	206	(205,436)
Total	$138,792	$25,502	$(149,069)	$2,651	$719,523

Three months ended March 31, 2019
Canada	$66,770	$16,228	$(11,595)	$7,064	$825,100
Australia	28,421	9,757	(385)	935	284,574
U.S.	13,359	3,066	(961)	1,520	59,193
Corporate and eliminations	—	1,731	(4,952)	160	(160,869)
Total	$108,550	$30,782	$(17,893)	$9,679	$1,007,998

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including the impact of COVID-19 and the response thereto and the decline in the price of and demand for oil, as well as our expectations about capital expenditures in 2020 and beliefs with respect to liquidity needs, including our ability to remain in compliance with our financial covenants or obtain an amendment to or waiver of our Credit Agreement to obtain financial covenant relief. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to "Risk Factors" included in Part II, Item 1A of this report, “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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

Overview and Macroeconomic Environment

We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase; and (2) the operations or production phase. The majority of the demand for our services in our Canadian lodges and Australian villages is driven by on-going operations and maintenance of oil sands and mining facilities. In general, industry operating and maintenance spending programs are based on the outlook for commodity prices, economic growth, global commodity supply/demand dynamics and estimates of resource production. As a result, demand for our hospitality services is largely sensitive to expected commodity prices, principally related to crude oil, metallurgical (met) coal and iron ore. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in Canada, Australia, the U.S. and other markets, including governmental measures introduced to help slow the spread or mitigate the impact of COVID-19.

Our business is predominantly located in northern Alberta, Canada, British Columbia, Canada and Queensland, Australia. We derive most of our business from natural resource companies who are developing and producing oil sands and met coal resources and, to a lesser extent, other hydrocarbon and mineral resources. Approximately 75% of our revenue is generated by our lodges and villages. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years. The economic disruption caused by the decline in the price of and demand for oil has impacted the activity in the Canadian oil sands, and we have seen a decrease in occupancy by our oil sands customers.

As a result of our geographic concentration in this area, a reduction in the occupancy at our Canadian oil sands lodges for any period of time would materially impact our business.

Generally, our core oil sands and Australian mining customers are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives ranging from ten years to in excess of 30 years. Consequently, these investments are dependent on those customers’ long-term views of commodity demand and prices.

The spread of COVID-19 and the response thereto during the first quarter 2020 negatively impacted the global economy. The resulting unprecedented decline in oil demand, coupled with disagreements between Saudi Arabia and Russia about production limits, resulted in a collapse of global oil prices in March 2020. Global oil prices have dropped to historically low levels due to severely reduced global oil demand, high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. While in mid-April 2020, OPEC+ (the combination of historical OPEC members and other significant oil producers, such as Russia) announced potential production cuts of up to 10 million barrels per day, these cuts are not expected to be sufficient to avoid a historic oil glut in the second and third quarters of 2020. As a result, oil prices are expected to remain at low levels for the remainder of 2020.

Due to lower oil prices and the economic disruption caused by COVID-19, we have implemented certain cost containment initiatives, including salary and total compensation reductions of between 10% to 20% for the Board, executive leadership team and other senior management, headcount reduction in North America of 25% in March and April 2020, and cutting expected 2020 capital spending by approximately 25%.

We continue to closely monitor the COVID-19 situation and have taken measures to help ensure the health and well-being of our employees, guests and contractors, including screening for individuals that enter our facilities, social distancing practices, enhanced cleaning and deep sanitization, the suspension of nonessential employee travel and work-from-home policies, where applicable.

Alberta, Canada. In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands customers. Pricing for WCS is driven by several factors, including the underlying price for West Texas Intermediate (WTI) crude, the availability of transportation infrastructure (consisting of pipelines and crude by railcar) and recent actions by the Alberta provincial government to limit oil production from the province. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and limited capacity to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. The WCS Differential has varied depending on the extent of transportation capacity availability.

Notwithstanding the current low WTI prices, recent regulatory approvals of several major pipeline projects, including Kinder Morgan’s Trans Mountain Pipeline and the Keystone XL Pipeline (KXL), have the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. However, these projects have been delayed due to the lack of agreement between the Canadian federal government, which supports the pipeline projects, and the British Columbia provincial government. The Canadian federal government recently acquired Kinder Morgan’s Trans Mountain Pipeline, approved the expansion of the project and is currently working through the construction timeline. It was recently announced that the Alberta provincial government will financially support the construction of the KXL pipeline and construction of this pipeline expansion could begin later in 2020.

While WCS prices in the first quarter of 2020 averaged $27.92 per barrel, by March 31, 2020 the WCS price had decreased to $5.08 per barrel. The WCS Differential decreased from $22.49 per barrel at the end of the fourth quarter of 2019 to $15.40 per barrel at the end of the first quarter of 2020. As of May 1, 2020, the WTI price was $19.78 and the WCS price was $13.99, resulting in a WCS Differential of $5.79.

The depressed price levels of both WTI and WCS are expected to materially impact exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. For example, on March 23, 2020, the Fort Hills Energy LP project announced a reduction of activity from two trains to one train. Many of the publicly traded oil and gas companies have announced significant reductions in their spending forecasts for 2020, reductions in the range of 30-40%. Continued uncertainty, including about the impact of COVID-19, and commodity price volatility and regulatory complications are expected to cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets. Additionally, if oil prices do not improve, the resulting impact could continue to negatively affect the value of our long-lived assets.

British Columbia, Canada. Our Sitka Lodge supports the British Columbia liquefied natural gas (LNG) market and related pipeline projects. From a macroeconomic standpoint, global LNG imports continued to significantly increase in 2019, rising by 40 million tonnes and reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. Accordingly, the current view is additional investment in LNG supply will be needed to meet the expected long-term LNG demand growth.

While Western Canada does not currently have any operational LNG export facilities, LNG Canada (LNGC), a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). As a result, British Columbia LNG activity and related pipeline projects have become a material driver of activity for our Sitka Lodge, as well as for our mobile fleet assets, which are contracted to serve several portions of the related pipeline construction activity. The actual timing of when revenue is realized from the CGL pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, including recent blockades that aim to delay construction. In late March 2020, LNGC announced that steps being taken to reduce the spread of COVID-19, including reduction of the workforce at the project site to essential personnel only. This resulted in a reduction in occupancy at our Sitka Lodge, which is expected to continue at least through the end of the second quarter of 2020.

Australia. In Australia, approximately 80% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which decreased by 1.4% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. As of May 1, 2020, met coal spot prices were $110 per metric tonne. Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. The outlook for steel consumption is currently uncertain from both a supply and demand perspective with some large iron ore and met coal producing jurisdictions curtailing or ceasing production during the COVID-19 pandemic, affecting supply. The impact on the demand for steel with the closure or curtailment of manufacturing in economies affected by COVID-19, which will only return to normal levels of consumption once jurisdictions lift quarantine requirements and manufacturing facilities are reopened, is also uncertain. To date, we have not seen a decline in occupancy at our Australian villages resulting from COVID-19.

Activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  As of May 1, 2020, iron ore spot prices were $82.56 per metric tonne.

On July 1, 2019, we acquired Action Industrial Catering (Action), a provider of catering and managed services to the mining industry in Western Australia. Accordingly, we also have contracts in place for customer-owned villages in Western Australia which service primarily iron ore mines in addition to gold, lithium and nickel mines. We believe prices are currently at a level that may contribute to increased activity over the long term if our customers view these price levels as sustainable.

Met coal and iron ore prices to date have remained at levels that should support the current levels of occupancy in our Australia villages and the customer locations that we manage under Action. Accordingly, we plan to continue focusing on enhancing the quality of our operations, maintaining financial discipline, proactively managing our business as market conditions continue to evolve and integrating Action into our business.

U.S. Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies. The U.S. oil rig count and associated completion activity has been negatively impacted in the first quarter of 2020 due to the global oil price decline discussed above. Currently, only 624 oil rigs were active at the end of the first quarter of 2020. The Permian Basin remains the most active U.S. unconventional play, representing 61% of the oil rigs in the U.S. market at the end of the first quarter of 2020. As of May 1, 2020, there were 325 active oil rigs in the U.S. (as measured by Bakerhughes.com). With the recent reduction in oil prices and resulting reduction in spending by exploration and production companies, we will be exiting the Bakken and Rockies markets for our mobile well site units. Those assets will either be sold or transported to our Texas and Oklahoma district locations.  U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans.

Recent Commodity Prices. Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)
Second Quarter through 5/1/2020	$16.67	$7.48	$133.42
3/31/2020	45.38	27.92	156.17
12/30/2019	56.85	37.94	141.39
9/30/2019	56.40	43.88	160.25
6/30/2019	59.89	47.39	204.78
3/31/2019	54.87	44.49	203.30
12/31/2018	59.32	25.66	223.02
9/30/2018	69.61	41.58	188.46
6/30/2018	67.97	49.93	189.41
3/31/2018	62.89	37.09	228.82
12/31/2017	55.28	38.65	202.33
9/30/2017	48.16	37.72	187.89
6/30/2017	48.11	38.20	193.27
3/31/2017	51.70	38.09	171.66

(1)	Source: WTI crude prices are from U.S. Energy Information Administration (EIA), WCS crude prices are from Bloomberg and hard coking coal prices are from IHS Markit.

Foreign Currency Exchange Rates. Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits/losses are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The following tables summarize the fluctuations in the exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar:

	Three Months Ended March 31,
	2020	2019	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.74	$0.75	(0.01)	(1.0)%
Average Australian dollar to U.S. dollar	$0.66	$0.71	(0.05)	(7.6)%

	As of
	March 31, 2020	December 31, 2019	Change	Percentage
Canadian dollar to U.S. dollar	$0.70	$0.77	(0.07)	(9.1)%
Australian dollar to U.S. dollar	$0.61	$0.70	(0.09)	(12.9)%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the price of and demand for crude oil, met coal and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities. In April 2020, we revised downward our capital expenditure plans and we currently expect that our 2020 capital expenditures, exclusive of any expansionary spending, will total approximately $15 million, compared to 2019 capital expenditures of $29.8 million. We may adjust our capital expenditure plans in the future as we continue to monitor the impact of COVID-19. See “Liquidity and Capital Resources” below for further discussion of 2020 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the three months ended March 31, 2020, is based on a comparison to the corresponding period of 2019.

Results of Operations – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	Change

	($ in thousands)
Revenues
Canada	$79,348	$66,770	$12,578
Australia	49,113	28,421	20,692
U.S. and other	10,331	13,359	(3,028)
Total revenues	138,792	108,550	30,242
Costs and expenses
Cost of sales and services
Canada	64,272	54,647	9,625
Australia	29,553	14,999	14,554
U.S. and other	9,488	9,984	(496)
Total cost of sales and services	103,313	79,630	23,683
Selling, general and administrative expenses	13,937	16,096	(2,159)
Depreciation and amortization expense	25,502	30,782	(5,280)
Impairment expense	144,120	—	144,120
Other operating expense (income)	989	(65)	1,054
Total costs and expenses	287,861	126,443	161,418
Operating loss	(149,069)	(17,893)	(131,176)

Interest expense and income, net	(5,579)	(6,608)	1,029
Other income	25	2,978	(2,953)
Loss before income taxes	(154,623)	(21,523)	(133,100)
Income tax benefit	8,811	4,484	4,327
Net loss	(145,812)	(17,039)	(128,773)
Less: Net income attributable to noncontrolling interest	258	—	258
Net loss attributable to Civeo Corporation	(146,070)	(17,039)	(129,031)
Dividends attributable to preferred shares	468	459	9
Net loss attributable to Civeo common shareholders	$(146,538)	$(17,498)	$(129,040)

We reported net loss attributable to Civeo for the quarter ended March 31, 2020 of $146.5 million, or $0.87 per diluted share.  As further discussed below, net loss included (i) a $93.6 million pre-tax loss ($93.6 million after-tax, or $0.56 per diluted share) resulting from the impairment of goodwill in our Canadian reporting unit included in Impairment expense, (ii) a $38.1 million pre-tax loss ($38.1 million after-tax, or $0.23 per diluted share) resulting from the impairment of long-lived assets in our Canadian reporting unit included in Impairment expense and (iii) a $12.4 million pre-tax loss ($12.4 million after-tax, or $0.07 per diluted share) resulting from the impairment of long-lived assets in our U.S. reporting unit included in Impairment expense.

We reported net loss attributable to Civeo for the quarter ended March 31, 2019 of $17.5 million, or $0.11 per diluted share.

Revenues. Consolidated revenues increased $30.2 million, or 28%, in the first quarter of 2020 compared to the first quarter of 2019. This increase was primarily due to higher revenues in Australia due to the Action acquisition completed on July 1, 2019 and higher activity levels at our Bowen Basin villages. Increased revenues in Canada were due to higher room demand at both our Sitka Lodge related to an LNG project and at our core oil sands lodges. In addition, revenue in Canada was favorable impacted by increased food services and other services revenue and increased mobile facility activity. These items were partially offset by lower activity levels in certain markets in the U.S. Additionally, weaker Canadian and Australian dollars relative to the U.S. dollar in the first quarter of 2020 compared to the first quarter of 2019 contributed to decreased revenues. Please see the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $23.7 million, or 30%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to the Action acquisition and higher activity levels at our Bowen Basin villages in Australia. In addition, increased cost of sales and services in Canada was driven by greater activity at both our Sitka Lodge and our core oil sands lodges, increased food services activity and increased mobile facility activity. This was partially offset by lower activity levels in certain U.S. markets. Additionally, weaker Canadian and Australian dollars relative to the U.S. dollar in the first quarter of 2020 compared to the first quarter of 2019 contributed to decreased cost of sales and services. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense decreased $2.2 million, or 13%, in the first quarter of 2020 compared to the first quarter of 2019. This decrease was primarily due to lower share-based compensation expense, partially offset by higher professional fees. The decrease in share-based compensation was due to a reduction in the amount of phantom share awards outstanding and the reduction in our stock price during the first quarter of 2020 compared to the first quarter of 2019.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $5.3 million, or 17%, in the first quarter of 2020 compared to the first quarter of 2019. The decrease was primarily due to (1) certain assets and intangibles becoming fully depreciated during 2019, (2) the extension of the remaining life of certain long-lived accommodation assets in Canada during the fourth quarter of 2019 and (3) weaker Canadian and Australian dollars relative to the U.S. dollar in the first quarter of 2020 compared to the first quarter of 2019. These items were partially offset by additional depreciation and intangible amortization expense related to our acquisition in 2019.

Impairment Expense. Impairment expense of $144.1 million in the first quarter of 2020 included the following items:

•Pre-tax impairment expense of $93.6 million related to the impairment of goodwill in our Canadian reporting unit.
•Pre-tax impairment expense of $38.1 million associated with long-lived assets in our Canadian reporting unit.
•Pre-tax impairment expense of $12.4 million associated with long-lived assets in our U.S. reporting unit.

Please see Note 6 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Operating Income (Loss). Consolidated operating loss increased $131.2 million, or 733%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to impairments of goodwill and long-lived assets, partially offset by increased activity levels in Canada and Australia as well as lower SG&A and depreciation and amortization expense.

Interest Expense and Income, net. Net interest expense decreased by $1.0 million, or 16%, in the first quarter of 2020 compared to the first quarter of 2019, primarily related to lower average debt levels and lower interest rates on term loan and revolving credit facility borrowings during 2020 compared to 2019.

Other Income. Consolidated other income decreased $3.0 million, or 99%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to $1.5 million of other income related to proceeds received in the first quarter of 2019 from an insurance claim associated with to the closure of a lodge in 2018 for maintenance-related operational issues and a higher gain on sale of assets in the first quarter of 2019 compared to the first quarter of 2020.

Income Tax Benefit. Our income tax benefit for the three months ended March 31, 2020 totaled $8.8 million, or 5.7% of pretax loss, compared to a benefit of $4.5 million, or 20.8% of pretax loss, for the three months ended March 31, 2019. Our effective tax rate for the three months ended March 31, 2020 was impacted by a deferred tax benefit of $12.4 million offset by an increase of $3.4 million in the valuation allowance in Canada. For the three months ended March 31, 2020, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. For the three months ended March 31, 2019, Australia was considered a loss jurisdiction for tax accounting purposes and was removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Other Comprehensive Income (Loss). Other comprehensive income decreased $53.9 million in the first quarter of 2020 compared to the first quarter of 2019, primarily as a result of foreign currency translation adjustments due to changes in the

Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 9% in the first quarter of 2020 compared to a 2% increase in the first quarter of 2019. The Australian dollar exchange rate compared to the U.S. dollar decreased 13% in the first quarter of 2020 compared to a 1% increase in the first quarter of 2019.

Segment Results of Operations – Canadian Segment

	Three Months Ended March 31,
	2020	2019	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$66,066	$57,652	$8,414
Mobile facility rental revenue (2)	2,508	781	1,727
Food service and other services revenue (3)	10,774	8,337	2,437
Total revenues	$79,348	$66,770	$12,578

Cost of sales and services ($ in thousands)
Accommodation cost	$48,055	$42,217	$5,838
Mobile facility rental cost	3,257	649	2,608
Food service and other services cost	10,015	8,236	1,779
Indirect other costs	2,945	3,545	(600)
Total cost of sales and services	$64,272	$54,647	$9,625

Gross margin as a % of revenues	19.0%	18.2%	0.8%

Average daily rate for lodges (4)	$92	$92	$—

Total billed rooms for lodges (5)	708,323	625,992	82,331

Average Canadian dollar to U.S. dollar	$0.74	$0.75	$(0.01)

(1)	Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to mobile camps for the periods presented.

(3)	Includes revenues related to food services, laundry and water and wastewater treatment services for the periods presented.

(4)	Average daily rate is based on billed rooms and accommodation revenue.

(5)	Billed rooms represent total billed days for the periods presented.

Our Canadian segment reported revenues in the first quarter of 2020 that were $12.6 million, or 19%, higher than the first quarter of 2019. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 1% in the first quarter of 2020 compared to the first quarter of 2019 resulted in a $0.8 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced a 20% increase in revenues. This increase was driven by higher demand at both our Sitka Lodge related to an LNG project and at our core oil sands lodges related to large client projects. Additionally, revenue was favorably impacted by increased food services activity related to an LNG project and increased mobile facility activity from a pipeline project.

Our Canadian segment cost of sales and services increased $9.6 million, or 18%, in the first quarter of 2020 compared to the first quarter of 2019. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 1% in the first quarter of 2020 compared to the first quarter of 2019 resulted in a $0.7 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rates, the increased cost of sales and services was driven by greater activity at our Sitka Lodge and our core oil sands lodges, increased food services activity and increased mobile facility activity, partially offset by reduced indirect other costs from a continued focus on cost containment and operational efficiencies.

Our Canadian segment gross margin as a percentage of revenues increased from 18% in the first quarter of 2019 to 19% in the first quarter of 2020. This was primarily driven by increased operating efficiencies due to higher occupancy percentages.

Segment Results of Operations – Australian Segment

	Three Months Ended March 31,
	2020	2019	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$32,585	$28,421	$4,164
Food service and other services revenue (2)	16,528	$—	$16,528
Total revenues	$49,113	$28,421	$20,692

Cost of sales ($ in thousands)
Accommodation cost	$14,995	$14,397	$598
Food service and other services cost	13,707	—	13,707
Indirect other cost	851	602	249
Total cost of sales and services	$29,553	$14,999	$14,554

Gross margin as a % of revenues	39.8%	47.2%	(7.4)%

Average daily rate for villages (3)	$69	$74	$(5)

Total billed rooms for villages (4)	471,840	382,581	89,259

Australian dollar to U.S. dollar	$0.66	$0.71	$(0.05)

(1)	Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.

(2)	Includes revenues related to food services and other services, including facilities management for the periods presented.

(3)	Average daily rate is based on billed rooms and accommodation revenue.

(4)	Billed rooms represent total billed days for the periods presented.

Our Australian segment reported revenues in the first quarter of 2020 that were $20.7 million, or 73%, higher than the first quarter of 2019. Action contributed $16.5 million in revenues in the first quarter of 2020. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 8% in the first quarter of 2020 compared to the first quarter of 2019 resulted in a $2.7 million period-over-period decrease in revenues and a $6 reduction in the average daily rate. Excluding the impact of the weaker Australian exchange rates, the Australian segment experienced an 87% increase in revenues due to the Action acquisition and increased activity of our Bowen Basin villages, partially offset by decreased activity at our Western Australia villages.

Our Australian segment cost of sales increased $14.6 million, or 97%, in the first quarter of 2020 compared to the first quarter of 2019. The increase was primarily driven by the Action acquisition and increased activity at our Bowen Basin villages, partially offset by the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 40% in the first quarter of 2020 from 47% in the first quarter of 2019. This was primarily driven by Action, which has a service-only business model and therefore results in lower overall gross margins than the accommodation business, partially offset by improved margins at our Bowen Basin villages as a result of increased occupancy.

Segment Results of Operations – U.S. Segment

	Three Months Ended March 31,
	2020	2019	Change
Revenues ($ in thousands)	$10,331	$13,359	$(3,028)

Cost of sales ($ in thousands)	$9,488	$9,984	$(496)

Gross margin as a % of revenues	8.2%	25.3%	(17.1)%

Our U.S. segment reported revenues in the first quarter of 2020 that were $3.0 million, or 23%, lower than the first quarter of 2019.  This was primarily due to reduced activity at our West Permian, Killdeer and Acadian Acres lodges, partially offset by increased activity in our offshore fabrication business as a project was completed in the first quarter 2020.

Our U.S. segment cost of sales decreased $0.5 million, or 5%, in the first quarter of 2020 compared to the first quarter of 2019. The decrease was driven by reduced activity at our West Permian and Killdeer lodges, reduced U.S. drilling and completion activity in the Bakken, Rockies and the Mid-Continent markets affecting our wellsite business, partially offset by increased activity in our offshore fabrication business.

Our U.S. segment gross margin as a percentage of revenues decreased from 25% in the first quarter of 2019 to 8% in the first quarter of 2020 primarily due to reduced activity at our lodges, partially offset by increased activity in our offshore fabrication business.

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

The following table summarizes our consolidated liquidity position as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Lender commitments (1)	$263,500	$263,500
Reductions in availability (2)	—	(6,591)
Borrowings against revolving credit capacity	(117,013)	(134,117)
Outstanding letters of credit	(2,495)	(2,031)
Unused availability	143,992	120,761
Cash and cash equivalents	5,558	3,331
Total available liquidity	$149,550	$124,092

(1)	We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.7 million under this facility outstanding as of both March 31, 2020 and December 31, 2019, respectively.

(2)
As of March 31, 2020, there were no reductions in our availability under the Credit Agreement. As of December 31, 2019, $6.6 million of our borrowing capacity under the Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Credit Agreement.

Cash totaling $20.8 million was provided by operations during the three months ended March 31, 2020, compared to $6.3 million provided by operations during the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, $3.0 million was provided by working capital and $3.3 million was used in working capital, respectively. The increase in cash provided by working capital in 2020 compared to 2019 is largely due to increased accounts payable balances in Canada.

Cash was used in investing activities during the three months ended March 31, 2020 in the amount of $2.6 million, compared to cash used in investing activities during the three months ended March 31, 2019 in the amount of $3.7 million. The decrease in cash used in investing activities was primarily due to lower capital expenditures in the first three months of 2020, partially offset by higher proceeds from the disposition of property, plant and equipment in the first three months of 2019. Capital expenditures totaled $2.7 million and $9.7 million during the three months ended March 31, 2020 and 2019, respectively.  The decrease in capital expenditures from 2019 to 2020 was related primarily to the expansion of the Sitka Lodge, which occurred during 2019.

We expect our capital expenditures for 2020, exclusive of any expansionary spending, to be approximately $15 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2020 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue depending on the economic environment in our industry and the availability of transactions at prices deemed to be attractive to us. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the prices of and demand for crude oil, met coal and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future as we continue to monitor the impact of COVID-19.

Net cash of $15.6 million was used in financing activities during the three months ended March 31, 2020 primarily due to net repayments under our revolving credit facilities of $6.1 million, repayments of term loan borrowings of $8.1 million and $1.4 million used to settle tax obligations on vested shares under our share based compensation plans. Net cash of $7.5 million was used in financing activities during the three months ended March 31, 2019 primarily due to repayments of term loan borrowings of $8.6 million and $4.3 million used to settle tax obligations on vested shares under our share-based compensation plans, partially offset by net borrowings under our revolving credit facilities of $5.4 million.

The following table summarizes the changes in debt outstanding during the three months ended March 31, 2020 (in thousands):

Balance at December 31, 2019	$359,080
Borrowings under revolving credit facilities	74,287
Repayments of borrowings under revolving credit facilities	(80,367)
Repayments of term loans	(8,109)
Translation	(30,016)
Balance at March 31, 2020	$314,875

We believe that cash on hand and cash flow from operations will be sufficient to meet our anticipated liquidity needs in the coming 12 months. However, it is likely that we will not remain in compliance with our leverage ratio, particularly beginning with the period ending December 31, 2020. See "Credit Agreement" below for further discussion. If our plans or assumptions change, including as a result of the impact of COVID-19 or the historic decline in the price of and demand for oil, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, an element of our business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances or may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders.

Credit Agreement

As of March 31, 2020, our Credit Agreement (as then amended to date, the Credit Agreement), provided for: (i) a $263.5 million revolving credit facility scheduled to mature on November 30, 2021 for certain lenders, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $183.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $285.4 million term loan facility scheduled to mature on November 30, 2021 for certain lenders in favor of Civeo. As of March 31, 2020, one lender had an outstanding Canadian term loan of $6.0 million and an outstanding Canadian revolver loan of $10.0 million that matures on November 30, 2020. One other lender had an outstanding Canadian revolver loan of $14.3 million that matures on November 30, 2020. Maturities in 2020 are not classified as current as of March 31, 2020 and December 31, 2019, since we are able and have the intent to repay the outstanding 2020 maturities by borrowing amounts equal to such maturities under our existing revolving credit facility, which matures on November 30, 2021.

We are required to maintain, if a qualified offering of indebtedness with gross proceeds in excess of $150 million has been consummated, a maximum leverage ratio of 4.00 to 1.00 and, if such qualified offering has not been consummated, a maximum leverage ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
March 31, 2020, June 30, 2020 & September 30, 2020	3:75 : 1:00
December 31, 2020 & thereafter	3.50 : 1:00

U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin of 2.25% to 4.00%, or a base rate plus 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a B/A Discount Rate based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 2.25% to 4.00%, or a Canadian Prime rate plus a margin of 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 4.00%, based on a ratio of our total debt to consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks is addressed in the Credit Agreement and at such time the transition from LIBOR or CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to LIBOR or CDOR that gives due consideration to (1) the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time for the replacement of LIBOR and (2) any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.75 to 1.0 (as of March 31, 2020).  As noted above, the permitted maximum leverage ratio changes over time.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of March 31, 2020.

As a result of the spread of COVID-19 and the resulting unprecedented decline in oil demand, coupled with disagreements between Saudi Arabia and Russia about production limits, global oil prices have dropped to historically low levels and oil prices are expected to remain at low levels for the remainder of 2020. As a result, it is likely that we will not remain in compliance with our leverage ratio, particularly beginning with the period ending December 31, 2020, when our maximum leverage ratio reduces to 3.5 to 1.0. In order to avoid a default under our Credit Agreement, we must either (i) meet the leverage ratio, (ii) obtain a waiver of compliance for the period or periods in question, (iii) amend our Credit Agreement to allow for a higher leverage ratio or (iv) obtain replacement financing. A failure by us to avoid a default would eliminate our access to incremental borrowings and give our lenders the right to declare our debt obligations under our Credit Agreement to become immediately due and payable. If we are unable to cure any such default, or obtain a waiver or a replacement financing, and our lenders accelerate the payment of such indebtedness, we would be unable to repay those amounts, and our lenders under our Credit Agreement would be entitled to foreclose on, and acquire control of substantially all of our assets, which would have a material adverse impact on our financial condition, results of operations and cash flows. We believe that it is probable that we will be able to obtain an amendment, waiver or replacement financing to our Credit Agreement that will enable us to meet any debt covenants for the twelve-month period following the issuance of our financial statements included in this report; however, we can give no assurance that we will be able to obtain such amendment, waiver or replacement financing on favorable terms or at all.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of March 31, 2020, we had ten lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $85.4 million. As of March 31, 2020, we had outstanding letters of credit of $0.3 million under the U.S. facility, $0.4 million under the Australian facility and $1.8 million under the Canadian facility.

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

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on March 31, 2020, thereby increasing the liquidation preference to $10,407 per share as of March 31, 2020. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, except for net repayments under our revolving credit facilities, there were no material changes to the disclosure regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2020, we had $314.9 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $3.1 million annually, based on our floating-rate debt obligations and interest rates in effect as of March 31, 2020.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.1 billion and A$0.4 billion, respectively, at March 31, 2020. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of March 31, 2020 would result in translation adjustments of approximately $7 million and $36 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factor described below, you should carefully read and consider “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, which contains descriptions of significant factors that may cause our future operating results to differ materially from those currently expected.

We may be adversely affected by global epidemics, including the recent coronavirus pandemic.
The outbreak of the COVID-19 coronavirus (COVID-19), which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity, including the natural resources industry in Canada, Australia and the U.S. A pandemic, including COVID-19 or other public health epidemic, poses the risk that our customers may be limited or restricted in the availability of personnel or from conducting business activities for an extended period of time, due to restrictions that may be requested or mandated by governmental authorities, including quarantines of certain geographic areas, restrictions on travel and other restrictions that prohibit personnel from going to work, or due to spread of illness among our customers' personnel, which has occurred at two lodges we operate in the Alberta oil sands. The continued spread of COVID-19 and the related mitigation measures may result in a significant decrease in occupancy and business from our customers and may cause our customers to delay scheduled projects or be unable to meet existing obligations to us. For example, LNGC announced that steps being taken to reduce the spread of COVID-19 including reduction of the workforce at the project site to essential personnel only. This resulted in a reduction in occupancy at our Sitka Lodge, which is expected to continue at least through the end of the second quarter of 2020. If COVID-19 continues to spread or the response to contain COVID-19 is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
January 1, 2020 - January 31, 2020	14,490	(1)	$1.34	(2)	—	—
February 1, 2020 - February 29, 2020	949,637	(1)	$1.42	(2)	—	—
March 1, 2020 - March 31, 2020	56,501	(1)	$1.17	(2)	—	—
Total	1,020,628		$1.38		—	—

(1)
Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants' personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.

(2)
The price paid per share was based on the closing price of our common shares on January 8, 2020, January 19, 2020, February 20, 2020, February 21, 2020, February 25, 2020 and March 1, 2020, the respective dates as of which the restrictions lapsed on such shares.

(3)	We did not have at any time during the quarter ended March 31, 2020, and currently do not have, a share repurchase program in place.

ITEM 6. Exhibits

(a)	INDEX OF EXHIBITS

Exhibit No.		Description

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document
---------

*	Filed herewith.
**	Furnished herewith.

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

CIVEO CORPORATION

Date: May 7, 2020	By /s/ Carolyn J. Stone
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)