Form 10-Q
period 2020-06-30
Civeo Corp
filed 2020-07-29
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "accelerated filer," "large accelerated filer," "smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Emerging Growth Company	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The Registrant had 170,578,068 common shares outstanding as of July 24, 2020.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Service and other	$110,006	$112,719	$239,405	$212,798
Rental	3,865	7,625	10,044	14,115
Product	831	1,809	4,045	3,790
	114,702	122,153	253,494	230,703
Costs and expenses:
Service and other costs	78,860	77,659	174,904	150,303
Rental costs	3,615	6,357	8,428	11,507
Product costs	658	1,224	3,114	3,060
Selling, general and administrative expenses	11,490	12,530	25,427	28,626
Depreciation and amortization expense	22,205	30,996	47,707	61,778
Impairment expense	—	5,546	144,120	5,546
Other operating expense (income)	(285)	(103)	704	(168)
	116,543	134,209	404,404	260,652
Operating loss	(1,841)	(12,056)	(150,910)	(29,949)

Interest expense	(3,854)	(6,720)	(9,449)	(13,355)
Interest income	4	22	20	49
Other income	12,642	1,055	12,667	4,033
Income (loss) before income taxes	6,951	(17,699)	(147,672)	(39,222)
Income tax (expense) benefit	(122)	2,850	8,689	7,334
Net income (loss)	6,829	(14,849)	(138,983)	(31,888)
Less: Net income attributable to noncontrolling interest	222	—	480	—
Net income (loss) attributable to Civeo Corporation	6,607	(14,849)	(139,463)	(31,888)
Less: Dividends attributable to Class A preferred shares	471	461	939	920
Net income (loss) attributable to Civeo common shareholders	$6,136	$(15,310)	$(140,402)	$(32,808)

Per Share Data (see Note 8)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$0.03	$(0.09)	$(0.83)	$(0.20)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$0.03	$(0.09)	$(0.83)	$(0.20)

Weighted average number of common shares outstanding:
Basic	169,812	167,532	169,165	166,437
Diluted	169,990	167,532	169,165	166,437
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$6,829	$(14,849)	$(138,983)	$(31,888)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	29,385	1,084	(19,156)	6,463
Total other comprehensive income (loss), net of taxes	29,385	1,084	(19,156)	6,463

Comprehensive income (loss)	36,214	(13,765)	(158,139)	(25,425)
Less: Comprehensive income attributable to noncontrolling interest	303	—	466	—
Comprehensive income (loss) attributable to Civeo Corporation	$35,911	$(13,765)	$(158,605)	$(25,425)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,311	$3,331
Accounts receivable, net	85,553	99,493
Inventories	7,683	5,877
Prepaid expenses	7,482	7,247
Other current assets	9,910	7,904
Assets held for sale	—	7,589
Total current assets	117,939	131,441

Property, plant and equipment, net	486,815	590,309
Goodwill	7,778	110,173
Other intangible assets, net	100,423	111,837
Operating lease right-of-use assets	21,065	24,876
Other noncurrent assets	563	1,276
Total assets	$734,583	$969,912

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$35,168	$36,971
Accrued liabilities	16,910	21,755
Income taxes	571	328
Current portion of long-term debt	33,510	35,080
Deferred revenue	7,853	7,165
Other current liabilities	5,484	8,741
Total current liabilities	99,496	110,040

Long-term debt, less current maturities	264,522	321,792
Deferred income taxes	—	9,452
Operating lease liabilities	18,541	21,231
Other noncurrent liabilities	17,781	16,592
Total liabilities	400,340	479,107

Commitments and contingencies (Note 11)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042, shares issued and outstanding, respectively; aggregate liquidation preference of $94,566 and $93,627 as of June 30, 2020 and December 31, 2019)	59,068	58,129
Common shares (no par value; 550,000,000 shares authorized, 173,742,579 shares and 171,656,039 shares issued, respectively, and 170,578,068 shares and 169,556,403 shares outstanding, respectively)	—	—
Additional paid-in capital	1,575,788	1,572,249
Accumulated deficit	(911,992)	(771,590)
Common shares held in treasury at cost, 3,164,511 and 2,099,636 shares, respectively	(6,930)	(5,472)
Accumulated other comprehensive loss	(382,315)	(363,173)
Total Civeo Corporation shareholders’ equity	333,619	490,143
Noncontrolling interest	624	662
Total shareholders’ equity	334,243	490,805
Total liabilities and shareholders’ equity	$734,583	$969,912
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, March 31, 2019	$56,739	$—	$1,564,667	$(728,748)	$(5,471)	$(365,870)	$—	$521,317
Net income (loss)	—	—	—	(14,849)	—	—	—	(14,849)
Currency translation adjustment	—	—	—	—	—	1,084	—	1,084
Dividends paid	—	—	—	—	—	—	—	—
Issuance of shares for acquisitions	—	—	—	—	—	—	—	—
Dividends attributable to Class A preferred shares	461	—	—	(461)	—	—	—	—
Share-based compensation	—	—	2,495	—	(1)	—	—	2,494
Balance, June 30, 2019	$57,200	$—	$1,567,162	$(744,058)	$(5,472)	$(364,786)	$—	$510,046

Balance, March 31, 2020	$58,597	$—	$1,574,457	$(918,128)	$(6,914)	$(411,619)	$552	$296,945
Net income (loss)	—	—	—	6,607	—	—	222	6,829
Currency translation adjustment	—	—	—	—	—	29,304	81	29,385
Dividends paid	—	—	—	—	—	—	(231)	(231)
Dividends attributable to Class A preferred shares	471	—	—	(471)	—	—	—	—
Share-based compensation	—	—	1,331	—	(16)	—	—	1,315
Balance, June 30, 2020	$59,068	$—	$1,575,788	$(911,992)	$(6,930)	$(382,315)	$624	$334,243

Balance, December 31, 2018	$56,280	$—	$1,562,133	$(710,551)	$(1,189)	$(371,249)	$—	$535,424
Net income (loss)	—	—	—	(31,888)	—	—	—	(31,888)
Currency translation adjustment	—	—	—	—	—	6,463	—	6,463
Dividends paid	—	—	—	—	—	—	—	—
Cumulative effect of implementation of ASU 2014-09	—	—	—	(699)	—	—	—	(699)
Dividends attributable to Class A preferred shares	920	—	—	(920)	—	—	—	—
Share-based compensation	—	—	5,029	—	(4,283)	—	—	746
Balance, June 30, 2019	$57,200	$—	$1,567,162	$(744,058)	$(5,472)	$(364,786)	$—	$510,046

Balance, December 31, 2019	$58,129	$—	$1,572,249	$(771,590)	$(5,472)	$(363,173)	$662	$490,805
Net income (loss)	—	—	—	(139,463)	—	—	480	(138,983)
Currency translation adjustment	—	—	—	—	—	(19,142)	(14)	(19,156)
Dividends paid	—	—	—	—	—	—	(504)	(504)
Dividends attributable to Class A preferred shares	939	—	—	(939)	—	—	—	—
Share-based compensation	—	—	3,539	—	(1,458)	—	—	2,081
Balance, June 30, 2020	$59,068	$—	$1,575,788	$(911,992)	$(6,930)	$(382,315)	$624	$334,243

	Preferred Shares (in thousands)	Common Shares (in thousands)
Balance, December 31, 2019	9,042	169,556
Stock-based compensation	—	1,022
Balance, June 30, 2020	9,042	170,578
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(138,983)	$(31,888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	47,707	61,778
Impairment charges	144,120	5,546
Deferred income tax benefit	(8,941)	(7,855)
Non-cash compensation charge	3,539	5,029
Gains on disposals of assets	(1,819)	(1,371)
Provision (benefit) for loss on receivables, net of recoveries	25	(56)
Other, net	(3,240)	1,444
Changes in operating assets and liabilities:
Accounts receivable	10,231	(18,616)
Inventories	(1,895)	(3)
Accounts payable and accrued liabilities	(4,583)	135
Taxes payable	251	244
Other current and noncurrent assets and liabilities, net	(1,094)	(4,427)
Net cash flows provided by operating activities	45,318	9,960

Cash flows from investing activities:
Capital expenditures	(3,847)	(21,208)
Proceeds from disposition of property, plant and equipment	1,897	4,448
Other, net	4,619	1,762
Net cash flows provided by (used in) investing activities	2,669	(14,998)

Cash flows from financing activities:
Revolving credit borrowings	122,320	135,862
Revolving credit repayments	(147,950)	(108,108)
Term loan repayments	(16,551)	(17,398)
Taxes paid on vested shares	(1,458)	(4,283)
Net cash flows provided by (used in) financing activities	(43,639)	6,073

Effect of exchange rate changes on cash	(368)	52
Net change in cash and cash equivalents	3,980	1,087
Cash and cash equivalents, beginning of period	3,331	12,372

Cash and cash equivalents, end of period	$7,311	$13,459

Non-cash financing activities:
Preferred dividends paid-in-kind	$939	$920
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

2.RECENT ACCOUNTING PRONOUNCEMENTS

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

3.REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and the U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Canada
Accommodation revenues	$40,204	$66,183	$106,270	$123,835
Mobile facility rental revenues	6,072	1,819	8,580	2,600
Food service and other services revenues	6,710	9,086	17,484	17,423
Manufacturing revenues	—	1,014	—	1,014
Total Canada revenues	52,986	78,102	132,334	144,872

Australia
Accommodation revenues	$34,933	$30,996	$67,518	$59,417
Food service and other services revenues	22,138	—	38,666	—
Total Australia revenues	57,071	30,996	106,184	59,417

U.S.
Accommodation revenues	$242	$4,775	$1,498	$9,699
Mobile facility rental revenues	3,870	7,626	10,057	14,223
Manufacturing revenues	524	607	3,387	2,402
Food service and other services revenues	9	47	34	90
Total U.S. revenues	4,645	13,055	14,976	26,414

Total revenues	$114,702	$122,153	$253,494	$230,703

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days. We do not have significant financing components or significant payment terms.

As of June 30, 2020, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue (in thousands):

	For the years ending December 31,
	2020	2021	2022	Thereafter	Total
Revenue expected to be recognized as of June 30, 2020	$65,883	$60,430	$29,470	$11,762	$167,545

4.FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of June 30, 2020 and December 31, 2019, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During our first quarter of 2020 and the second and fourth quarter of 2019, we wrote down certain long-lived assets to fair value. We also recorded goodwill impairment charges related to one of our reporting units during the first quarter of 2020 and one of our reporting units during the fourth quarter of 2019. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. We estimated the fair value when conducting the goodwill impairment and long-lived asset impairment tests primarily using an income approach. The discount rates used to value our reporting units for the interim goodwill impairment test, as well as the Canadian and U.S. segments long-lived asset impairment analysis ranged between 10.5% and 14.0%. These assumptions with respect to future circumstances included future cash flows, oil, met coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. During the fourth quarter of 2019, our estimate of fair value of corporate office space in Canada and during the second quarter of 2019, our estimate of fair value of land in Australia, were based on appraisals from third parties. See Note 6 – Impairment Charges for further information.

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

5.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2020 and December 31, 2019 is presented below (in thousands):

	June 30, 2020	December 31, 2019
Accounts receivable, net:
Trade	$62,603	$76,370
Unbilled revenue	18,761	23,041
Other (1)	4,432	335
Total accounts receivable	85,796	99,746
Allowance for credit losses	(243)	(253)
Total accounts receivable, net	$85,553	$99,493

(1)As of June 30, 2020, Other accounts receivable includes a $4.4 million receivable related to the Canada Emergency Wage Subsidy (CEWS), a subsidy implemented by the Canadian government in response to the COVID-19 pandemic. Other income in the second quarter of 2020 includes $6.2 million of income related to the CEWS.

	June 30, 2020	December 31, 2019
Inventories:
Finished goods and purchased products	$4,487	$3,982
Work in process	2,019	813
Raw materials	1,177	1,082
Total inventories	$7,683	$5,877

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Estimated Useful Life (in years)			June 30, 2020	December 31, 2019
Property, plant and equipment, net:
Land				$45,816	$43,147
Accommodations assets	3	—	15	1,617,979	1,696,425
Buildings and leasehold improvements	7	—	20	32,884	26,108
Machinery and equipment	4	—	15	11,905	12,060
Office furniture and equipment	3	—	7	57,489	58,005
Vehicles	3	—	5	14,448	14,604
Construction in progress				4,841	4,286
Total property, plant and equipment				1,785,362	1,854,635
Accumulated depreciation				(1,298,547)	(1,264,326)
Total property, plant and equipment, net				$486,815	$590,309

During the second quarter of 2020 we reclassified $6.6 million of assets held for sale back into property, plant and equipment due to no longer meeting the accounting requirements.

	June 30, 2020	December 31, 2019
Accrued liabilities:
Accrued compensation	$12,838	$17,169
Accrued taxes, other than income taxes	2,876	3,152
Other	1,196	1,434
Total accrued liabilities	$16,910	$21,755

6.IMPAIRMENT CHARGES
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
Furthermore, as a result of the decline in global oil prices and forecasts for a potentially protracted period of lower prices, as well as the goodwill impairment in our Canadian segment, we determined all asset groups within this segment had experienced a trigger that indicated that the carrying values might not be recoverable. Accordingly, we assessed the carrying value of each asset group to determine if it continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying values of certain asset groups were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of these asset groups to their respective carrying values. As a result, certain asset groups were written down to their estimated fair values of $43.5 million and we recorded impairment expense of $38.1 million related to long-lived assets in our Canadian segment.
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

7.ACQUISITIONS
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
This acquisition was accounted for in accordance with the acquisition method of accounting for business combinations, which required us to record the assets acquired and the liabilities assumed at their fair values at July 1, 2019. Our estimates of the fair value for such assets and liabilities required significant assumptions and judgment. Based on the final purchase price allocation, intangible assets acquired totaled $8.4 million and consisted primarily of customer contracts and a trade name. In addition, we recognized goodwill of $7.9 million.
Noralta
On April 2, 2018, we acquired Noralta Lodge Ltd. (Noralta). During the second quarter of 2020, $5.0 million in cash was released to us from escrow to cover certain agreed upon indemnification claims. As a result of this settlement, we recorded $4.7 million in Other income in the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2020.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

8.EARNINGS PER SHARE

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

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Civeo common shareholders	$6,136	$(15,310)	$(140,402)	$(32,808)
Less: income allocated to participating securities	(886)	—	—	—
Basic net income (loss) attributable to Civeo Corporation common shareholders	$5,250	$(15,310)	$(140,402)	$(32,808)
Add: undistributed income attributable to participating securities	886	—	—	—
Less: undistributed income reallocated to participating securities	(885)	—	—	—
Diluted net income (loss) attributable to Civeo Corporation common shareholders	$5,251	$(15,310)	$(140,402)	$(32,808)

Denominator:
Weighted average shares outstanding - basic	169,812	167,532	169,165	166,437
Dilutive shares - share-based awards	178	—	—	—
Weighted average shares outstanding - diluted	169,990	167,532	169,165	166,437

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.03	$(0.09)	$(0.83)	$(0.20)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.03	$(0.09)	$(0.83)	$(0.20)

(1)Computations may reflect rounding adjustments.

For the three months ended June 30, 2020, we excluded 3.7 million share based awards from the computation of diluted earnings per share because their effect was anti-dilutive. When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. For the three months ended June 30, 2019 and the six months ended June 30, 2020 and 2019, we excluded from the computation of diluted loss per share 6.6 million, 5.0 million and 7.5 million share-based awards, respectively, since the effect would have been anti-dilutive. Additionally, for the three and six months ended June 30, 2020 and 2019, we excluded from the computation the impact of converting the Preferred Shares into 28.7 million and 28.1 million common shares, since the effect would have been anti-dilutive.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

9. DEBT

As of June 30, 2020 and December 31, 2019, long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Canadian term loan, which matures on November 30, 2021; 3.125% of aggregate principal repayable per quarter; weighted average interest rate of 4.4% for the six-month period ended June 30, 2020 (1)	$197,532	$224,963

U.S. revolving credit facility, which matures on November 30, 2021), weighted average interest rate of 7.0% for the six-month period ended June 30, 2020 (1)	—	—

Canadian revolving credit facility, which matures on November 30, 2021, weighted average interest rate of 4.5% for the six-month period ended June 30, 2020 (1)	101,998	134,117

Australian revolving credit facility, which matures on November 30, 2021, weighted average interest rate of 4.2% for the six-month period ended June 30, 2020 (1)	—	—
	299,530	359,080
Less: Unamortized debt issuance costs	1,498	2,208
Total debt	298,032	356,872
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	33,510	35,080
Long-term debt, less current maturities	$264,522	$321,792

(1)As of June 30, 2020, one lender had an outstanding Canadian term loan of $5.9 million and an outstanding Canadian revolver loan of $8.7 million that matures on November 30, 2020. Another lender had an outstanding Canadian revolver loan of $12.5 million that matures on November 30, 2020.

Maturities in 2020 are not classified as current as of June 30, 2020 and December 31, 2019, since we are able, and have the intent, to repay the outstanding 2020 maturities by borrowing amounts equal to such maturities under our existing revolving credit facility, which matures on November 30, 2021. We did not have any capitalized interest to net against interest expense for the three and six months ended June 30, 2020 or 2019.

Credit Agreement

As of June 30, 2020, our Credit Agreement (as then amended to date, the Credit Agreement), provided for: (i) a $263.5 million revolving credit facility scheduled to mature on November 30, 2021 for certain lenders, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $183.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $285.4 million term loan facility scheduled to mature on November 30, 2021 for certain lenders in favor of Civeo.

We are required to maintain, if a qualified offering of indebtedness with gross proceeds in excess of $150 million has been consummated, a maximum leverage ratio of 4.00 to 1.00 and, if such qualified offering has not been consummated, a maximum leverage ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
June 30, 2020 & September 30, 2020	3.75 :	1.00
December 31, 2020 and thereafter	3.50 :	1.00

U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin of 2.25% to 4.00%, or a base rate plus 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

amounts outstanding bear interest at a variable rate equal to a B/A Discount Rate (as defined in the Credit Agreement) based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 2.25% to 4.00%, or a Canadian Prime rate plus a margin of 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 4.00%, based on a ratio of our total debt to consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks is addressed in the Credit Agreement and at such time the transition from LIBOR or CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to LIBOR or CDOR that gives due consideration to (1) the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time for the replacement of LIBOR and (2) any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.
The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.75 to 1.0 (as of June 30, 2020).  As noted above, the permitted maximum leverage ratio changes over time.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of June 30, 2020.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of June 30, 2020, we had ten lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $85.4 million. As of June 30, 2020, we had outstanding letters of credit of $0.3 million under the U.S. facility, $0.5 million under the Australian facility and $1.8 million under the Canadian facility.
10.INCOME TAXES
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
We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of June 30, 2020, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. As of June 30, 2019, Australia and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Our income tax expense for the three months ended June 30, 2020 totaled $0.1 million, or 1.8% of pretax loss, compared to a benefit of $2.9 million, or 16.1% of pretax loss, for the three months ended June 30, 2019. For the three months ended June 30, 2020, we recorded a tax expense of $0.1 million related to foreign withholding taxes. Under ASC 740-270, "Accounting for Income Taxes," the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter's year-to-date provision.

Our income tax benefit for the six months ended June 30, 2020 totaled $8.7 million, or 5.9% of pretax loss, compared to a benefit of $7.3 million, or 18.7% of pretax loss, for the six months ended June 30, 2019. For the six months ended June 30, 2020, we recorded a deferred tax benefit of $9.6 million offset by a valuation allowance of $0.7 million against the Canadian net deferred tax assets. Our effective tax rate for the six months ended June 30, 2020 was impacted by considering Canada and the U.S. loss jurisdictions. Although Australia is not considered a loss jurisdiction for the six months ended June 30, 2020, our effective tax rate is impacted by utilization of deferred tax assets and a release of the corresponding valuation allowance in

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Australia, resulting in no income tax expense for that jurisdiction. For the six months ended June 30, 2019, Australia and the U.S. were considered loss jurisdictions.

11.COMMITMENTS AND CONTINGENCIES

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

12.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $19.1 million from $363.2 million at December 31, 2019 to $382.3 million at June 30, 2020, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first six months of 2020 were primarily driven by the Australian dollar and Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.1 billion and A$0.3 billion, respectively, at June 30, 2020.

13.GOODWILL

Changes in the carrying amount of goodwill from December 31, 2019 to June 30, 2020 are as follows (in thousands):

	Canada	Australia	U.S.	Total
Goodwill, net of $19.9 million accumulated impairment loss as of December 31, 2019	$102,238	$7,935	$—	$110,173
Foreign currency translation	(8,632)	(157)	—	(8,789)
Goodwill impairment (1)	(93,606)	—	—	(93,606)
Goodwill, net of $113.5 million accumulated impairment loss as of June 30, 2020	$—	$7,778	$—	$7,778

(1)See Note 6 – Impairment Charges for further information.

14.SHARE-BASED COMPENSATION

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board of Directors and the Compensation Committee of our Board of Directors to approve grants of options, awards of restricted shares, performance awards, phantom share awards and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 28.7 million Civeo common shares may be issued under the Civeo Plan.

Outstanding Awards

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended June 30, 2020 and 2019 totaled $0.8 million and $1.4 million, respectively. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the six months ended June 30, 2020 and 2019 totaled $2.0 million and $2.8 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended June 30, 2020 and 2019 was $0.2 million and $0.4 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the six months ended June 30, 2020 and 2019 was $2.6 million and $3.9 million, respectively.

At June 30, 2020, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $2.8 million, which is expected to be recognized over a weighted average period of 1.2 years.

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

During the three months ended June 30, 2020 and 2019, we recognized compensation expense associated with phantom shares totaling $0.4 million and $0.3 million, respectively. During the six months ended June 30, 2020 and 2019, we recognized compensation expense associated with phantom shares totaling $0.7 million and $3.4 million, respectively. At June 30, 2020, unrecognized compensation cost related to phantom shares was $3.0 million, as remeasured at June 30, 2020, which is expected to be recognized over a weighted average period of 2.5 years.

Performance Awards. During the three months ended June 30, 2020 and 2019, we recognized compensation expense associated with performance awards totaling $0.6 million and $1.1 million, respectively. During the six months ended June 30, 2020 and 2019, we recognized compensation expense associated with performance awards totaling $1.5 million and $2.2 million, respectively. The total fair value of performance share awards that vested during the three months ended June 30, 2020 and 2019 was zero. The total fair value of performance share awards that vested during the six months ended June 30, 2020 and 2019 was $1.9 million and $10.1 million, respectively.

At June 30, 2020, unrecognized compensation cost related to performance shares was $2.8 million, which is expected to be recognized over a weighted average period of 1.4 years.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

15.SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on hospitality services and workforce accommodations.

Financial information by business segment for each of the three and six months ended June 30, 2020 and 2019 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2020
Canada	$52,986	$12,177	$(6,719)	$231	$662,926
Australia	57,071	9,733	8,191	748	261,188
U.S.	4,645	195	(2,623)	12	30,503
Corporate and eliminations	—	100	(690)	205	(220,034)
Total	$114,702	$22,205	$(1,841)	$1,196	$734,583

Three months ended June 30, 2019
Canada	$78,102	$16,127	$(5,761)	$9,379	$842,551
Australia	30,996	10,068	(5,579)	898	276,525
U.S.	13,055	3,036	(1,356)	774	57,570
Corporate and eliminations	—	1,765	640	478	(156,241)
Total	$122,153	$30,996	$(12,056)	$11,529	$1,020,405

Six months ended June 30, 2020
Canada	$132,334	$26,546	$(143,350)	$841	$662,926
Australia	106,184	19,028	14,355	1,211	261,188
United States	14,976	1,778	(16,757)	1,384	30,503
Corporate and eliminations	—	355	(5,158)	411	(220,034)
Total	$253,494	$47,707	$(150,910)	$3,847	$734,583

Six months ended June 30, 2019
Canada	$144,872	$32,355	$(17,356)	$16,443	$842,551
Australia	59,417	19,825	(5,964)	1,833	276,525
United States	26,414	6,102	(2,317)	2,294	57,570
Corporate and eliminations	—	3,496	(4,312)	638	(156,241)
Total	$230,703	$61,778	$(29,949)	$21,208	$1,020,405

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including the impact of COVID-19 and the response thereto and the decline in the price of and demand for oil, as well as our expectations about capital expenditures in 2020 and beliefs with respect to liquidity needs, including our ability to remain in compliance with our financial covenants. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to "Risk Factors" included in Part II, Item 1A of this report, “Risk Factors,” “Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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
Overview and Macroeconomic Environment
We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase; and (2) the operations or production phase. The majority of the demand for our services in our Canadian lodges and Australian villages is driven by on-going operations and maintenance of oil sands and mining facilities. In general, industry operating and maintenance spending programs are based on the outlook for commodity prices, economic growth, global commodity supply/demand dynamics and estimates of resource production. As a result, demand for our hospitality services is largely sensitive to expected commodity prices, principally related to crude oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in Canada, Australia, the U.S. and other markets, including governmental measures introduced to help slow the spread or mitigate the impact of COVID-19.
Our business is predominantly located in northern Alberta, Canada, British Columbia, Canada, Queensland, Australia and Western Australia. We derive most of our business from natural resource companies who are developing and producing oil sands and met coal resources and, to a lesser extent, other hydrocarbon and mineral resources. Approximately 70% of our revenue is generated by our lodges and villages. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years.

Generally, our core oil sands and Australian mining customers are making multi-billion dollar investments to develop their prospects, which have estimated reserve lives ranging from ten years to in excess of 30 years. Consequently, these investments are dependent on those customers’ long-term views of commodity demand and prices.
The spread of COVID-19 and the response thereto during the first half of 2020 has negatively impacted the global economy. The actions taken to mitigate the spread of COVID-19 and the risk of infection have altered, and are expected to continue to alter, governmental and private-sector policies and behaviors in ways that have had a significant negative effect on oil consumption, such as government-imposed or voluntary social distancing and quarantining, reduced travel and remote work policies. Additionally, global oil prices dropped to historically low levels in March and April 2020 due to severely reduced global oil demand, high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. While in mid-April 2020, OPEC+ (the combination of historical OPEC members and other significant oil producers, such as Russia) announced potential production cuts of up to approximately 10 million barrels per day, these cuts are not expected to be sufficient to avoid a historic glut in the second and third quarters of 2020. As a result, oil prices are expected to remain at low levels for the remainder of 2020.
The economic disruption in 2020 caused by the decline in the price of and demand for oil has impacted the activity in the Canadian oil sands and we have seen a decrease in occupancy by our oil sands customers. A reduction in the occupancy at our Canadian oil sands lodges negatively impacted our business in the quarter ended June 30, 2020 and could continue to negatively impact our business if oil prices remain at the current lower levels. Due to lower oil prices and the economic disruption caused by COVID-19, we implemented certain cost containment initiatives, including salary and total compensation reductions of between 10% to 20% for the Board, executive leadership team and other senior management, headcount reduction in North America of approximately 25% in March through June 2020, and cutting expected 2020 capital spending by approximately 25%.
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
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. While these pipeline projects, including Kinder Morgan’s Trans Mountain Pipeline and the Keystone XL Pipeline (KXL), have recently received incremental regulatory approvals, it is still not certain if any of the proposed pipeline projects will ultimately be constructed. These projects have been delayed due to the lack of agreement between the Canadian federal government, which supports the pipeline projects, and the British Columbia provincial government. The Canadian federal government recently acquired Kinder Morgan’s Trans Mountain Pipeline, approved the expansion of the project and is currently working through the construction timeline. It was recently announced that the Alberta provincial government will financially support the construction of the KXL pipeline and construction of this pipeline expansion could begin later in 2020. Additionally, the U.S. Supreme Court refused to renew a water permit for the KXL pipeline in July 2020. Construction of the KXL pipeline in the U.S. is currently suspended, which may delay connection of the pipeline with Canadian oil sands producers.
While WCS prices in the second quarter of 2020 averaged $19.73 per barrel, by June 30, 2020 the WCS price had increased to $29.14 per barrel. The WCS Differential decreased from $15.40 per barrel at the end of the first quarter of 2020 to $10.13 per barrel at the end of the second quarter of 2020. As of July 24, 2020, the WTI price was $41.14 and the WCS price was $31.62, resulting in a WCS Differential of $9.52.
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
While Western Canada does not currently have any operational LNG export facilities, LNG Canada (LNGC), a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). As a result, British Columbia LNG activity and related pipeline projects have become a material driver of activity for our Sitka Lodge, as well as for our mobile fleet assets, which are contracted to serve several portions of the related pipeline construction activity. The actual timing of when revenue is realized from the CGL pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, including recent blockades that aim to delay construction. In late March 2020, LNGC announced steps being taken to reduce the spread of COVID-19, including reduction of the workforce at the project site to essential personnel only. This resulted in a reduction in occupancy at our Sitka Lodge during the second quarter of 2020. Occupancy at the Sitka Lodge has returned to expected levels during July 2020.
Australia. In Australia, 82% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which decreased by 6% during the first half of 2020 compared to the first half of 2019. As of July 24, 2020, met coal spot prices were $112 per metric tonne. Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. The outlook for steel consumption is currently uncertain from both a supply and demand perspective with some large iron ore and met coal producing jurisdictions curtailing or ceasing production during the COVID-19 pandemic, affecting supply. The impact on the demand for steel with the closure or curtailment of manufacturing in economies affected by COVID-19, which will only return to normal levels of consumption once jurisdictions lift quarantine requirements and manufacturing facilities are reopened, is also uncertain. There is a high likelihood that many countries will use infrastructure spend as part of their economic recovery plan, which would have a positive impact on the demand for met coal and the spot price. To date, we have not seen a decline in occupancy at our Australian villages resulting from COVID-19.
Activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  As of July 24, 2020, iron ore spot prices were $106.27 per metric tonne.
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
U.S. Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies. The U.S. oil rig count and associated completion activity has been negatively impacted in the first half of 2020 due to the global oil price decline discussed above. Currently, only 188 oil rigs were active at the end of the second quarter of 2020. The Permian Basin remains the most active U.S. unconventional play, representing 70% of the oil rigs in the U.S. market at the end of the second quarter of 2020. As of July 24, 2020, there were 181 active oil rigs in the U.S. (as measured by Bakerhughes.com). With the recent reduction in oil prices and resulting reduction in spending by exploration and production companies, we will be exiting the

Bakken and Rockies markets for our mobile well site units. Those assets will either be sold or transported to our Texas and Oklahoma district locations.  U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans.
Recent Commodity Prices. Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)
Third Quarter through 7/24/2020	$40.74	$32.27	$114.16
6/30/2020	27.95	19.73	120.27
3/31/2020	45.38	27.92	156.17
12/30/2019	56.85	37.94	141.39
9/30/2019	56.40	43.88	160.25
6/30/2019	59.89	47.39	204.78
3/31/2019	54.87	44.49	203.30
12/31/2018	59.32	25.66	223.02
9/30/2018	69.61	41.58	188.46
6/30/2018	67.97	49.93	189.41
3/31/2018	62.89	37.09	228.82
12/31/2017	55.28	38.65	202.33
9/30/2017	48.16	37.72	187.89
6/30/2017	48.11	38.20	193.27

(1)Source: WTI crude prices are from U.S. Energy Information Administration (EIA), WCS crude prices are from Bloomberg and hard coking coal prices are from IHS Markit.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	Percentage	2020	2019	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.72	$0.75	(0.03)	(3.5)%	$0.73	$0.75	($0.02)	(2.2)%
Average Australian dollar to U.S. dollar	$0.66	$0.70	(0.04)	(6.1)%	$0.66	$0.71	($0.05)	(6.8)%

	As of
	June 30, 2020	December 31, 2019	Change	Percentage
Canadian dollar to U.S. dollar	$0.73	$0.77	(0.04)	(4.7)%
Australian dollar to U.S. dollar	$0.69	$0.70	(0.01)	(1.7)%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the price of and demand for crude oil, met coal and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities. In April 2020, we revised downward our 2020 capital expenditure plans and we currently expect that our 2020 capital expenditures, exclusive of any expansionary spending, which is contingent on obtaining customer contracts, will total approximately $15 million, compared to 2019 capital expenditures of $29.8 million. We may adjust our capital expenditure plans in the future as we continue to monitor the impact of COVID-19. See “Liquidity and Capital Resources” below for further discussion of 2020 capital expenditures.

Results of Operations
Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2020, is based on a comparison to the corresponding period of 2019.
Results of Operations – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	Change

	($ in thousands)
Revenues
Canada	$52,986	$78,102	$(25,116)
Australia	57,071	30,996	26,075
U.S. and other	4,645	13,055	(8,410)
Total revenues	114,702	122,153	(7,451)
Costs and expenses
Cost of sales and services
Canada	42,465	59,276	(16,811)
Australia	34,913	16,055	18,858
U.S. and other	5,755	9,909	(4,154)
Total cost of sales and services	83,133	85,240	(2,107)
Selling, general and administrative expenses	11,490	12,530	(1,040)
Depreciation and amortization expense	22,205	30,996	(8,791)
Impairment expense	—	5,546	(5,546)
Other operating income	(285)	(103)	(182)
Total costs and expenses	116,543	134,209	(17,666)
Operating loss	(1,841)	(12,056)	10,215

Interest expense and income, net	(3,850)	(6,698)	2,848
Other income	12,642	1,055	11,587
Income (loss) before income taxes	6,951	(17,699)	24,650
Income tax (expense) benefit	(122)	2,850	(2,972)
Net income (loss)	6,829	(14,849)	21,678
Less: Net income attributable to noncontrolling interest	222	—	222
Net income (loss) attributable to Civeo Corporation	6,607	(14,849)	21,456
Dividends attributable to preferred shares	471	461	10
Net income (loss) attributable to Civeo common shareholders	$6,136	$(15,310)	$21,446

We reported net income attributable to Civeo for the quarter ended June 30, 2020 of $6.1 million, or $0.03 per diluted share. As further discussed below, net income included $4.7 million ($4.7 million after-tax, or $0.03 per diluted share) of income associated with the settlement of a representations and warranties claim related to the Noralta acquisition included in Other income.
We reported net loss attributable to Civeo for the quarter ended June 30, 2019 of $15.3 million, or $0.09 per diluted share. As further discussed below, net loss included a $5.5 million pre-tax loss ($5.5 million after-tax, or $0.03 per diluted share) resulting from the impairment of fixed assets included in Impairment expense.
Revenues. Consolidated revenues decreased $7.5 million, or 6%, in the second quarter of 2020 compared to the second quarter of 2019. This decrease was primarily due to lower revenue in Canada resulting from lower occupancy at oil sands lodges and reduced food services activity, both related to the COVID-19 pandemic and lower oil prices. Additionally, lower activity levels in certain markets in the U.S. and weaker Canadian and Australian dollars relative to the U.S. dollar in the second quarter of 2020 compared to the second quarter of 2019 contributed to decreased revenues. These items were partially offset by higher revenues in Australia due to the Action acquisition completed on July 1, 2019, increased occupancy at our Bowen Basin villages and increased mobile camp activity from a pipeline project in Canada. See the discussion of segment results of operations below for further information.
Cost of Sales and Services. Our consolidated cost of sales and services decreased $2.1 million, or 2%, in the second quarter of 2020 compared to the second quarter of 2019. This decrease was primarily due to lower cost of sales in Canada resulting from lower occupancy at oil sands lodges and reduced food services activity, both related to the COVID-19 pandemic and lower oil prices. Additionally, lower activity levels in certain markets in the U.S. and weaker Canadian and Australian dollars relative to the U.S. dollar in the second quarter of 2020 compared to the second quarter of 2019 contributed to decreased cost of sales and services. This was partially offset by the Action acquisition, increased occupancy at our Bowen Basin villages in Australia and higher cost of sales and services due to increased mobile camp activity from a pipeline project in Canada. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense decreased $1.0 million, or 8%, in the second quarter of 2020 compared to the second quarter of 2019. This decrease was primarily due to lower share-based compensation expense, lower professional fees and lower travel and entertainment expenses, partially offset by higher incentive compensation costs. The decrease in share-based compensation was due to a reduction in the amount of restricted share and performance share awards outstanding and the reduction in our stock price associated with phantom share awards during the second quarter of 2020 compared to the second quarter of 2019.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $8.8 million, or 28%, in the second quarter of 2020 compared to the second quarter of 2019. The decrease was primarily due to (1) certain assets and intangibles becoming fully depreciated during 2019, (2) the extension of the remaining life of certain long-lived accommodation assets in Canada during the fourth quarter of 2019, (3) the impairment of certain long-lived assets in Canada and the U.S. during the first quarter of 2020 and (4) weaker Canadian and Australian dollars relative to the U.S. dollar in the second quarter of 2020 compared to the second quarter of 2019. These items were partially offset by additional depreciation and intangible amortization expense related to our Action acquisition in 2019.
Impairment Expense. We recorded pre-tax impairment expense of $5.5 million in second quarter of 2019 associated with long-lived assets in our Australian reporting unit. Please see Note 6 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Operating Income (Loss). Consolidated operating loss decreased $10.2 million, or 85%, in the second quarter of 2020 compared to the second quarter of 2019, primarily due to lower depreciation and amortization expense, lower impairment expense and increased activity levels in Australia, partially offset by decreased activity levels in Canada and U.S. markets.

Interest Expense and Income, net. Net interest expense decreased by $2.8 million, or 43%, in the second quarter of 2020 compared to the second quarter of 2019, primarily related to lower average debt levels and lower interest rates on term loan and revolving credit facility borrowings during 2020 compared to 2019.

Other Income. Consolidated other income increased $11.6 million, or 1098%, in the second quarter of 2020 compared to the second quarter of 2019, primarily due to $4.7 million of other income associated with the settlement of a representations and warranties claim related to the Noralta acquisition, $6.2 million of other income related to proceeds from the Canada Emergency Wage Subsidy (CEWS) and a higher gain on sale of assets compared to the second quarter of 2019. The second quarter of 2019 included $1.1 million of other income related to proceeds from an insurance claim associated with the closure of a lodge in 2018 for maintenance-related operational issues.

Income Tax Benefit. Our income tax benefit for the three months ended June 30, 2020 totaled $0.1 million, or 1.8% of pretax loss, compared to a benefit of $2.9 million, or 16.1% of pretax loss, for the three months ended June 30, 2019. Under ASC 740-270, "Accounting for Income Taxes," the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter's year-to-date provision.

Other Comprehensive Income (Loss). Other comprehensive income increased $28.3 million in the second quarter of 2020 compared to the second quarter of 2019, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 4% in the second quarter of 2020 compared to a 2% increase in the second quarter of 2019. The

Australian dollar exchange rate compared to the U.S. dollar decreased 2% in the second quarter of 2020 compared to a 1% decrease in the second quarter of 2019.

Segment Results of Operations – Canadian Segment

	Three Months Ended June 30,
	2020	2019	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$40,204	$66,183	$(25,979)
Mobile facility rental revenue (2)	6,072	1,819	4,253
Food service and other services revenue (3)	6,710	9,086	(2,376)
Manufacturing revenue (4)	—	1,014	(1,014)
Total revenues	$52,986	$78,102	$(25,116)

Cost of sales and services ($ in thousands)
Accommodation cost	$28,598	$45,145	$(16,547)
Mobile facility rental cost	5,285	2,027	3,258
Food service and other services cost	6,163	8,466	(2,303)
Manufacturing cost	141	668	(527)
Indirect other costs	2,278	2,970	(692)
Total cost of sales and services	$42,465	$59,276	$(16,811)

Gross margin as a % of revenues	19.9%	24.1%	(4.2)%

Average daily rate for lodges (5)	$96	$89	$7

Total billed rooms for lodges (6)	409,897	739,627	(329,730)

Average Canadian dollar to U.S. dollar	$0.72	$0.75	$(0.03)

(1)Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to mobile camps for the periods presented.
(3)Includes revenues related to food services, laundry and water and wastewater treatment services for the periods presented.
(4)Includes revenues related to modular construction and manufacturing services for the periods presented.
(5)Average daily rate is based on billed rooms and accommodation revenue.
(6)Billed rooms represent total billed days for the periods presented.

Our Canadian segment reported revenues in the second quarter of 2020 that were $25.1 million, or 32%, lower than the second quarter of 2019. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 4% in the second quarter of 2020 compared to the second quarter of 2019 resulted in a $1.9 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced a 30% decrease in revenues. This decrease was driven by lower occupancy at oil sands lodges, where billed rooms were down 45% year-over-year, and reduced food services activity. These decreases were both related to the COVID-19 pandemic and lower oil prices. Additionally, revenue was negatively impacted by reduced manufacturing activity as 2019 included two projects that did not recur in 2020. Partially offsetting these items was increased mobile camp activity from a pipeline project.

Our Canadian segment cost of sales and services decreased $16.8 million, or 28%, in the second quarter of 2020 compared to the second quarter of 2019. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 4% in the second quarter of 2020 compared to the second quarter of 2019 resulted in a $1.5 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rates, the decreased cost of sales and services was driven by lower occupancy at our oil sands lodges and reduced food services activity. These decreases were both related to the COVID-19 pandemic and lower oil prices. Additionally, lower costs resulted from reduced indirect other costs due to a continued focus on cost containment and operational efficiencies, partially offset by increased costs related to enhanced measures during the COVID-19 pandemic and increased mobile camp activity.

Our Canadian segment gross margin as a percentage of revenues decreased from 24.1% in the second quarter of 2019 to 19.9% in the second quarter of 2020. This was primarily driven by increased costs related to enhanced measures during the COVID-19 pandemic, as well as reduced operating efficiencies due to lower occupancy.

Segment Results of Operations – Australian Segment

	Three Months Ended June 30,
	2020	2019	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$34,933	$30,996	$3,937
Food service and other services revenue (2)	22,138	$—	$22,138
Total revenues	$57,071	$30,996	$26,075

Cost of sales ($ in thousands)
Accommodation cost	$15,269	$15,465	$(196)
Food service and other services cost	18,759	—	18,759
Indirect other cost	885	590	295
Total cost of sales and services	$34,913	$16,055	$18,858

Gross margin as a % of revenues	38.8%	48.2%	(9.4)%

Average daily rate for villages (3)	$70	$74	$(4)

Total billed rooms for villages (4)	502,392	416,416	85,976

Australian dollar to U.S. dollar	$0.66	$0.70	$(0.04)

(1)Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to food services and other services, including facilities management for the periods presented.
(3)Average daily rate is based on billed rooms and accommodation revenue.
(4)Billed rooms represent total billed days for the periods presented.

Our Australian segment reported revenues in the second quarter of 2020 that were $26.1 million, or 84%, higher than the second quarter of 2019. Action contributed $22.1 million in revenues in the second quarter of 2020. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 6% in the second quarter of 2020 compared to the second quarter of 2019 resulted in a $2.2 million period-over-period decrease in revenues and a $5 reduction in the average daily rate. Excluding the impact of the weaker Australian exchange rates, the Australian segment experienced an 96% increase in revenues largely due to the Action acquisition and increased occupancy of our Bowen Basin villages, partially offset by decreased activity at our Western Australia villages.

Our Australian segment cost of sales increased $18.9 million, or 117%, in the second quarter of 2020 compared to the second quarter of 2019. The increase was largely driven by the Action acquisition. Increases also related to increased occupancy at our Bowen Basin villages which were entirely offset by decreased activity at our Western Australia villages, additional accretion expense in 2019 related to an asset retirement obligation at one of our Australia villages and the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 38.8% in the second quarter of 2020 from 48.2% in the second quarter of 2019. This was primarily driven by Action, which has a service-only business model and therefore results in lower overall gross margins than the accommodation business, partially offset by improved margins at our Bowen Basin villages as a result of increased occupancy.

Segment Results of Operations – U.S. Segment

	Three Months Ended June 30,
	2020	2019	Change
Revenues ($ in thousands)	$4,645	$13,055	$(8,410)

Cost of sales ($ in thousands)	$5,755	$9,909	$(4,154)

Gross margin as a % of revenues	(23.9)%	24.1%	(48.0)%

Our U.S. segment reported revenues in the second quarter of 2020 that were $8.4 million, or 64%, lower than the second quarter of 2019. This was primarily due to reduced occupancy at our West Permian, Killdeer and Acadian Acres lodges, reduced U.S. drilling activity affecting our wellsite business and reduced activity in our offshore rental business, all resulting from the COVID-19 pandemic and lower oil prices.

Our U.S. segment cost of sales decreased $4.2 million, or 42%, in the second quarter of 2020 compared to the second quarter of 2019. The decrease was driven by reduced occupancy at our West Permian and Killdeer lodges, reduced U.S. drilling activity affecting our wellsite business and reduced activity in our offshore rental business.

Our U.S. segment gross margin as a percentage of revenues decreased from 24.1% in the second quarter of 2019 to (23.9)% in the second quarter of 2020 primarily due to reduced activity in all areas of the business and reduced operating efficiencies at lower activity levels.

Results of Operations – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,
	2020	2019	Change

	($ in thousands)
Revenues
Canada	$132,334	$144,872	$(12,538)
Australia	106,184	59,417	46,767
U.S. and other	14,976	26,414	(11,438)
Total revenues	253,494	230,703	22,791
Costs and expenses
Cost of sales and services
Canada	106,737	113,923	(7,186)
Australia	64,466	31,054	33,412
U.S. and other	15,243	19,893	(4,650)
Total cost of sales and services	186,446	164,870	21,576
Selling, general and administrative expenses	25,427	28,626	(3,199)
Depreciation and amortization expense	47,707	61,778	(14,071)
Impairment expense	144,120	5,546	138,574
Other operating expense (income)	704	(168)	872
Total costs and expenses	404,404	260,652	143,752
Operating loss	(150,910)	(29,949)	(120,961)

Interest expense and income, net	(9,429)	(13,306)	3,877
Other income	12,667	4,033	8,634
Loss before income taxes	(147,672)	(39,222)	(108,450)
Income tax benefit	8,689	7,334	1,355
Net loss	(138,983)	(31,888)	(107,095)
Less: Net income attributable to noncontrolling interest	480	—	480
Net loss attributable to Civeo Corporation	(139,463)	(31,888)	(107,575)
Dividends attributable to preferred shares	939	920	19
Net loss attributable to Civeo common shareholders	$(140,402)	$(32,808)	$(107,594)

We reported net loss attributable to Civeo for the six months ended June 30, 2020 of $140.4 million, or $0.83 per diluted share. As further discussed below, net loss included (i) a $93.6 million pre-tax loss ($93.6 million after-tax, or $0.55 per diluted share) resulting from the impairment of goodwill in our Canadian reporting unit included in Impairment expense, (ii) a $38.1 million pre-tax loss ($38.1 million after-tax, or $0.23 per diluted share) resulting from the impairment of long-lived assets in our Canadian reporting unit included in Impairment expense and (iii) a $12.4 million pre-tax loss ($12.4 million after-tax, or $0.07 per diluted share) resulting from the impairment of long-lived assets in our U.S. reporting unit included in Impairment expense. Net loss was partially offset by $4.7 million ($4.7 million after-tax, or $0.03 per diluted share) of income associated with the settlement of a representations and warranties claim related to the Noralta acquisition included in Other income.
We reported net loss attributable to Civeo for the six months ended June 30, 2019 of $32.8 million, or $(0.20) per diluted share. As further discussed below, net loss included a $5.5 million pre-tax loss ($5.5 million after-tax, or $0.03 per diluted share) resulting from the impairment of fixed assets included in Impairment expense.
Revenues. Consolidated revenues increased $22.8 million, or 10%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to higher revenues in Australia due to the Action acquisition completed on July 1, 2019, increased occupancy at our Bowen Basin villages and at our Sitka Lodge, as well as higher mobile camp revenues in Canada related to a pipeline project. These items were partially offset by lower revenue from reduced occupancy at our north oil sands lodges in Canada resulting from the COVID-19 pandemic and lower oil prices. Additionally, lower activity levels in certain markets in the U.S. and weaker Canadian and Australian dollars relative to the U.S. dollar in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 also offset the increased revenues. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $21.6 million, or 13%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the Action acquisition and increased occupancy at our Bowen Basin villages in Australia and at our Sitka Lodge as well as higher cost of sales and services in Canada due to increased mobile camp activity from a pipeline project. These items were partially offset by decreased cost of sales and services due to reduced occupancy at our north oil sands lodges in Canada resulting from the COVID-19 pandemic and lower oil prices. Additionally, lower activity levels in certain markets in the U.S. and weaker Canadian and Australian dollars relative to the U.S. dollar in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 offset the increased cost of sales and services. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense decreased $3.2 million, or 11%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This decrease was primarily due to lower share-based compensation expense, partially offset by higher incentive compensation costs and professional fees. The decrease in share-based compensation was due to a reduction in the amount of phantom share awards outstanding and the reduction in our stock price during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $14.1 million, or 23%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was primarily due to (1) certain assets and intangibles becoming fully depreciated during 2019, (2) the extension of the remaining life of certain long-lived accommodation assets in Canada during the fourth quarter of 2019, (3) the impairment of certain long-lived assets in Canada and the U.S. during the first quarter of 2020 and (4) weaker Canadian and Australian dollars relative to the U.S. dollar in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These items were partially offset by additional depreciation and intangible amortization expense related to our acquisition in 2019.
Impairment Expense. Impairment expense of $144.1 million in the six months ended June 30, 2020 included the following items:

•Pre-tax impairment expense of $93.6 million related to the impairment of goodwill in our Canadian reporting unit.
•Pre-tax impairment expense of $38.1 million associated with long-lived assets in our Canadian reporting unit.
•Pre-tax impairment expense of $12.4 million associated with long-lived assets in our U.S. reporting unit.

Impairment expense of $5.5 million in the six months ended June 30, 2019 was associated with long-lived assets in our Australian segment.

See Note 6 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Operating Income (Loss). Consolidated operating loss increased $121.0 million, or 404%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to impairments of goodwill and long-lived assets, partially offset by increased activity levels in Australia, as well as lower depreciation and amortization expense.

Interest Expense and Income, net. Net interest expense decreased by $3.9 million, or 29%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily related to lower average debt levels and lower interest rates on term loan and revolving credit facility borrowings during 2020 compared to 2019.

Other Income. Consolidated other income increased $8.6 million, or 214%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to $4.7 million of other income associated with the settlement of a representations and warranties claim related to the Noralta acquisition, $6.2 million of other income related to proceeds from the CEWS and a higher gain on sale of assets compared to the first half of 2019. The first half of 2019 included $2.6 million of other income related to proceeds from an insurance claim associated with the closure of a lodge in 2018 for maintenance-related operational issues.

Income Tax Benefit. Our income tax benefit for the six months ended June 30, 2020 totaled $8.7 million, or 5.9% of pretax loss, compared to a benefit of $7.3 million, or 18.7% of pretax loss, for the six months ended June 30, 2019. Our effective tax rate for the six months ended June 30, 2020 was impacted by a deferred tax benefit of $9.6 million offset by an increase of $0.7 million in the valuation allowance in Canada. For the six months ended June 30, 2020, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Although Australia is not considered a loss jurisdiction for the six months ended June 30, 2020, our effective tax rate is impacted by utilization of deferred tax assets and a release of the corresponding valuation allowance in Australia, resulting in no income tax expense for that jurisdiction. For the six months ended June 30, 2019, Australia and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Other Comprehensive Income (Loss). Other comprehensive income decreased $25.6 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 5% in the six months ended June 30, 2020 compared to a 4% increase in the six months ended June 30, 2019. The Australian dollar exchange rate compared to the U.S. dollar decreased 2% in the six months ended June 30, 2020 compared to a 1% decrease in the six months ended June 30, 2019.

Segment Results of Operations – Canadian Segment

	Six Months Ended June 30,
	2020	2019	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$106,270	$123,835	$(17,565)
Mobile facility rental revenue (2)	8,580	2,600	5,980
Food service and other services revenue (3)	17,484	17,423	61
Manufacturing revenue (4)	—	1,014	(1,014)
Total revenues	$132,334	$144,872	$(12,538)

Cost of sales and services ($ in thousands)
Accommodation cost	$76,653	$87,763	$(11,110)
Mobile facility rental cost	8,542	2,676	5,866
Food service and other services cost	16,178	16,301	(123)
Manufacturing cost	297	857	(560)
Indirect other cost	5,067	6,326	(1,259)
Total cost of sales and services	$106,737	$113,923	$(7,186)

Gross margin as a % of revenues	19.3%	21.4%	(2.0)%

Average daily rate for lodges (5)	$94	$91	$3

Total billed rooms for lodges (6)	1,118,220	1,365,619	(247,399)

Average Canadian dollar to U.S. dollar	$0.73	$0.75	$(0.02)

(1)Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to mobile camps for the periods presented.
(3)Includes revenues related to food services, laundry and water and wastewater treatment services for the periods presented.
(4)Includes revenues related to modular construction and manufacturing services for the periods presented.
(5)Average daily rate is based on billed rooms and accommodation revenue.
(6)Billed rooms represent total billed days for the periods presented.

Our Canadian segment reported revenues in the six months ended June 30, 2020 that were $12.5 million, or 9%, lower than the six months ended June 30, 2019. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 2% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 resulted in a $2.6 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced a 7% decrease in revenues. This decrease was driven by reduced occupancy at our lodges in the north oil sands region related to lower oil prices and the COVID-19 pandemic. Additionally, revenue was negatively impacted by reduced manufacturing revenue as 2019 included two projects that did not recur in 2020. Partially offsetting these items, revenue was favorably impacted by higher occupancy at our Sitka Lodge related to an LNG project and increased mobile camp activity from a pipeline project.

Our Canadian segment cost of sales and services decreased $7.2 million, or 6%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 2% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 resulted in a $2.2 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rates, the decreased cost of sales and services was driven by reduced occupancy at our lodges in the north oil sands region and reduced indirect other costs from a continued focus on cost containment and operational efficiencies. These decreases were partially offset by higher occupancy at our Sitka Lodge, as well as increased mobile camp activity from a pipeline project and increased costs related to enhanced measures during the COVID-19 pandemic.

Our Canadian segment gross margin as a percentage of revenues decreased from 21.4% in the six months ended June 30, 2019 to 19.3% in the six months ended June 30, 2020. This was primarily driven by increased costs related to enhanced measures during the COVID-19 pandemic, as well as reduced operating efficiencies due to lower occupancy.

Segment Results of Operations – Australian Segment

	Six Months Ended June 30,
	2020	2019	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$67,518	$59,417	$8,101
Food service and other services revenue (2)	38,666	—	38,666
Total revenues	$106,184	$59,417	$46,767

Cost of sales ($ in thousands)
Accommodation cost	$30,264	$29,862	$402
Food service and other services cost	32,466	—	32,466
Indirect other cost	1,736	1,192	544
Total cost of sales and services	$64,466	$31,054	$33,412

Gross margin as a % of revenues	39.3%	47.7%	(8.4)%

Average daily rate for villages (3)	$69	$74	$(5)

Total billed rooms for villages (4)	974,232	798,997	175,235

Australian dollar to U.S. dollar	$0.66	$0.71	$(0.05)

(1)Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to food services and other services, including facilities management for the periods presented.
(3)Average daily rate is based on billed rooms and accommodation revenue.
(4)Billed rooms represent total billed days for the periods presented.

Our Australian segment reported revenues in the six months ended June 30, 2020 that were $46.8 million, or 79%, higher than the six months ended June 30, 2019. Action contributed $38.7 million in revenues in the six months ended June 30, 2020. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 7% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 resulted in a $5.0 million period-over-period decrease in revenues and a $5 reduction in the average daily rate. Excluding the impact of the weaker Australian exchange rates, the Australian segment experienced an 92% increase in revenues primarily due to the Action acquisition. In addition, increased activity at our Bowen Basin villages was partially offset by decreased activity at our Western Australia villages.

Our Australian segment cost of sales increased $33.4 million, or 108%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily driven by the Action acquisition. Increases related to increased activity at our Bowen Basin villages were almost entirely offset by decreased activity at our Western Australia villages and the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 39.3% in the six months ended June 30, 2020 from 47.7% in the six months ended June 30, 2019. This was primarily driven by Action, which has a service-only business model and therefore results in lower overall gross margins than the accommodation business, partially offset by improved margins at our Bowen Basin villages as a result of increased occupancy.

Segment Results of Operations – U.S. Segment

	Six Months Ended June 30,
	2020	2019	Change
Revenues ($ in thousands)	$14,976	$26,414	$(11,438)

Cost of sales ($ in thousands)	$15,243	$19,893	$(4,650)

Gross margin as a % of revenues	(1.8)%	24.7%	(26.5)%

Our U.S. segment reported revenues in the six months ended June 30, 2020 that were $11.4 million, or 43%, lower than the six months ended June 30, 2019. This was primarily due to reduced occupancy at our West Permian, Killdeer and Acadian Acres lodges, reduced U.S. drilling activity in the Bakken, Rockies and the Mid-Continent market affecting our wellsite business, partially offset by increased activity in the West Permian market positively affecting our wellsite business.

Our U.S. segment cost of sales decreased $4.7 million, or 23%, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The decrease was driven by reduced occupancy at our West Permian and Killdeer lodges, reduced U.S. drilling activity in the Bakken, Rockies and the Mid-Continent markets affecting our wellsite business, partially offset by increased activity in West Permian market positively affecting our wellsite business.

Our U.S. segment gross margin as a percentage of revenues decreased from 24.7% in the six months ended June 30, 2019 to (1.8)% in the six months ended June 30, 2020 primarily due to reduced activity at our lodges and certain wellsite markets and reduced operating efficiencies at lower activity levels.

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

The following table summarizes our consolidated liquidity position as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Lender commitments (1)	$263,500	$263,500
Reductions in availability (2)	—	(6,591)
Borrowings against revolving credit capacity	(101,998)	(134,117)
Outstanding letters of credit	(2,623)	(2,031)
Unused availability	158,879	120,761
Cash and cash equivalents	7,311	3,331
Total available liquidity	$166,190	$124,092

(1)We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.7 million under this facility outstanding as of both June 30, 2020 and December 31, 2019, respectively.
(2)As of June 30, 2020, there were no reductions in our availability under the Credit Agreement. As of December 31, 2019, $6.6 million of our borrowing capacity under the Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Credit Agreement.

Cash totaling $45.3 million was provided by operations during the six months ended June 30, 2020, compared to $10.0 million provided by operations during the six months ended June 30, 2019. During the six months ended June 30, 2020 and 2019, $2.9 million was provided by working capital and $22.7 million was used in working capital, respectively. The increase in cash provided by working capital in 2020 compared to 2019 is largely due to decreased accounts receivable balances in Canada.

Cash was provided by investing activities during the six months ended June 30, 2020 in the amount of $2.7 million, compared to cash used in investing activities during the six months ended June 30, 2019 in the amount of $15.0 million. The decrease in cash used in investing activities was primarily due to lower capital expenditures and $4.7 million of other income associated with the settlement of a representations and warranties claim related to the Noralta acquisition in the six months ended June 30, 2020, partially offset by higher proceeds from the disposition of property, plant and equipment in the six months ended June 30, 2019. Capital expenditures totaled $3.8 million and $21.2 million during the six months ended June 30, 2020 and 2019, respectively. The decrease in capital expenditures from 2019 to 2020 was related primarily to the completion of the Sitka Lodge expansion, which occurred during 2019.

We expect our capital expenditures for 2020, exclusive of any expansionary spending, to be approximately $15 million, which excludes any expansionary projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2020 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the economic environment in our industry improve and the transaction economics are deemed to be attractive to us. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the prices of and demand for crude oil, met coal and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future as we continue to monitor the impact of COVID-19.

Net cash of $43.6 million was used in financing activities during the six months ended June 30, 2020 primarily due to net repayments under our revolving credit facilities of $25.6 million, repayments of term loan borrowings of $16.5 million and $1.5 million used to settle tax obligations on vested shares under our share-based compensation plans. Net cash of $6.1 million was provided by financing activities during the six months ended June 30, 2019 primarily due to net borrowings under our revolving credit facilities of $27.8 million, partially offset by repayments of term loan borrowings of $17.4 million and $4.3 million used to settle tax obligations on vested shares under our share-based compensation plans.

The following table summarizes the changes in debt outstanding during the six months ended June 30, 2020 (in thousands):

Balance at December 31, 2019	$359,080
Borrowings under revolving credit facilities	122,320
Repayments of borrowings under revolving credit facilities	(147,950)
Repayments of term loans	(16,551)
Translation	(17,369)
Balance at June 30, 2020	$299,530

We believe that cash on hand and cash flow from operations will be sufficient to meet our anticipated liquidity needs in the coming 12 months. If our plans or assumptions change, including as a result of the impact of COVID-19 or the historic decline in the price of and demand for oil, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, an element of our long-term business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances or may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders.

Credit Agreement

As of June 30, 2020, our Credit Agreement (as then amended to date, the Credit Agreement), provided for: (i) a $263.5 million revolving credit facility scheduled to mature on November 30, 2021 for certain lenders, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $183.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $285.4 million term loan facility scheduled to mature on November 30, 2021 for certain lenders in favor of Civeo.

As of June 30, 2020, one lender had an outstanding Canadian term loan of $5.9 million and an outstanding Canadian revolver loan of $8.7 million that matures on November 30, 2020. One other lender had an outstanding Canadian revolver loan of $12.5 million that matures on November 30, 2020. Maturities in 2020 are not classified as current as of June 30, 2020 and December 31, 2019, since we are able, and have the intent, to repay the outstanding 2020 maturities by borrowing amounts equal to such maturities under our existing revolving credit facility, which matures on November 30, 2021.

We are required to maintain, if a qualified offering of indebtedness with gross proceeds in excess of $150 million has been consummated, a maximum leverage ratio of 4.00 to 1.00 and, if such qualified offering has not been consummated, a maximum leverage ratio not to exceed the ratios set forth in the following table:

Period Ended	Maximum Leverage Ratio
June 30, 2020 & September 30, 2020	3.75 :	1.00
December 31, 2020 & thereafter	3.50 :	1.00

U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin of 2.25% to 4.00%, or a base rate plus 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a B/A Discount Rate (as defined in the Credit Agreement) based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 2.25% to 4.00%, or a Canadian Prime rate plus a margin of 1.25% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.25% to 4.00%, based on a ratio of our total debt to consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks is addressed in the Credit Agreement and at such time the transition from LIBOR or CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to LIBOR or CDOR that gives due consideration to (1) the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time for the replacement of LIBOR and (2) any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.75 to 1.0 (as of June 30, 2020).  As noted above, the permitted maximum leverage ratio changes over time.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement.  EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of June 30, 2020.

Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of June 30, 2020, we had ten lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $24.9 million to $85.4 million. As of June 30, 2020, we had outstanding letters of credit of $0.3 million under the U.S. facility, $0.5 million under the Australian facility and $1.8 million under the Canadian facility.

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

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on June 30, 2020, thereby increasing the liquidation preference to $10,459 per share as of June 30, 2020. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, except for net repayments under our revolving credit facilities, there were no material changes to the disclosure regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2020, we had $299.5 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $3.0 million annually, based on our floating-rate debt obligations and interest rates in effect as of June 30, 2020.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.1 billion and A$0.3 billion, respectively, at June 30, 2020. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of June 30, 2020 would result in translation adjustments of approximately $10 million and $35 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

There are numerous factors that affect our business and results of operations, many of which are beyond our control. In addition to information set forth in this quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully read and consider “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 and "Risk Factors" in our Form 10-Q for the quarter ended March 31, 2020, which contain descriptions of significant factors that may cause our future operating results to differ materially from those currently expected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
April 1, 2020 - April 30, 2020	44,247	(1)	0.37	(2)	—	—
May 1, 2020 - May 31, 2020	—		—		—	—
June 1, 2020 - June 30, 2020	—		—		—	—
Total	44,247		$0.37		—	—

(1)Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants' personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.
(2)The price paid per share was based on the closing price of our common shares on April 3, 2020, the date as of which the restrictions lapsed on such shares.
(3)We did not have at any time during the quarter ended June 30, 2020, and currently do not have, a share repurchase program in place.

ITEM 6. Exhibits

(a)INDEX OF EXHIBITS

Exhibit No.		Description

10.1†	—	Amended and Restated 2014 Equity Participation Plan of Civeo Corporation, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
---------

*	Filed herewith.
**	Furnished herewith.
†	Management contracts and compensatory plans and arrangements.

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

CIVEO CORPORATION

Date: July 29, 2020	By /s/ Carolyn J. Stone
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)