Form 10-Q
period 2020-09-30
Civeo Corp
filed 2020-10-28
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The Registrant had 170,582,021 common shares outstanding as of October 23, 2020.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Service and other	$136,523	$140,349	$375,928	$353,147
Rental	3,217	6,942	13,261	21,057
Product	3,117	872	7,162	4,662
	142,857	148,163	396,351	378,866
Costs and expenses:
Service and other costs	92,147	93,642	267,051	243,945
Rental costs	3,131	5,072	11,559	16,579
Product costs	2,156	766	5,270	3,826
Selling, general and administrative expenses	13,462	14,334	38,889	42,960
Depreciation and amortization expense	24,820	31,196	72,527	92,974
Impairment expense	—	—	144,120	5,546
Other operating expense	51	277	755	109
	135,767	145,287	540,171	405,939
Operating income (loss)	7,090	2,876	(143,820)	(27,073)

Interest expense	(3,646)	(7,315)	(13,095)	(20,670)
Loss on extinguishment of debt	(383)	—	(383)	—
Interest income	—	17	20	66
Other income	4,542	2,849	17,209	6,882
Income (loss) before income taxes	7,603	(1,573)	(140,069)	(40,795)
Income tax (expense) benefit	(180)	6,629	8,509	13,963
Net income (loss)	7,423	5,056	(131,560)	(26,832)
Less: Net income attributable to noncontrolling interest	434	60	914	60
Net income (loss) attributable to Civeo Corporation	6,989	4,996	(132,474)	(26,892)
Less: Dividends attributable to Class A preferred shares	472	464	1,411	1,384
Net income (loss) attributable to Civeo common shareholders	$6,517	$4,532	$(133,885)	$(28,276)

Per Share Data (see Note 8)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$0.03	$0.02	$(0.79)	$(0.17)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$0.03	$0.02	$(0.79)	$(0.17)

Weighted average number of common shares outstanding:
Basic	169,924	167,640	169,420	166,842
Diluted	170,544	168,282	169,420	166,842
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$7,423	$5,056	$(131,560)	$(26,832)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	11,131	(12,096)	(8,025)	(5,633)
Total other comprehensive income (loss), net of taxes	11,131	(12,096)	(8,025)	(5,633)

Comprehensive income (loss)	18,554	(7,040)	(139,585)	(32,465)
Less: Comprehensive income attributable to noncontrolling interest	462	60	928	60
Comprehensive income (loss) attributable to Civeo Corporation	$18,092	$(7,100)	$(140,513)	$(32,525)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,938	$3,331
Accounts receivable, net	92,754	99,493
Inventories	5,775	5,877
Prepaid expenses	9,369	7,247
Other current assets	7,737	7,904
Assets held for sale	—	7,589
Total current assets	122,573	131,441

Property, plant and equipment, net	481,394	590,309
Goodwill	8,086	110,173
Other intangible assets, net	98,907	111,837
Operating lease right-of-use assets	20,426	24,876
Other noncurrent assets	1,550	1,276
Total assets	$732,936	$969,912

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$37,116	$36,971
Accrued liabilities	22,229	21,755
Income taxes	379	328
Current portion of long-term debt	32,978	35,080
Deferred revenue	7,801	7,165
Other current liabilities	6,353	8,741
Total current liabilities	106,856	110,040

Long-term debt, less current maturities	236,876	321,792
Deferred income taxes	—	9,452
Operating lease liabilities	18,035	21,231
Other noncurrent liabilities	17,557	16,592
Total liabilities	379,324	479,107

Commitments and contingencies (Note 11)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042, shares issued and outstanding, respectively; aggregate liquidation preference of $95,039 and $93,627 as of September 30, 2020 and December 31, 2019)	59,540	58,129
Common shares (no par value; 550,000,000 shares authorized, 173,746,532 shares and 171,656,039 shares issued, respectively, and 170,582,021 shares and 169,556,403 shares outstanding, respectively)	—	—
Additional paid-in capital	1,577,053	1,572,249
Accumulated deficit	(905,475)	(771,590)
Common shares held in treasury at cost, 3,164,511 and 2,099,636 shares, respectively	(6,930)	(5,472)
Accumulated other comprehensive loss	(371,212)	(363,173)
Total Civeo Corporation shareholders’ equity	352,976	490,143
Noncontrolling interest	636	662
Total shareholders’ equity	353,612	490,805
Total liabilities and shareholders’ equity	$732,936	$969,912
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2019	$57,200	$—	$1,567,162	$(744,058)	$(5,472)	$(364,786)	$—	$510,046
Net income (loss)	—	—	—	4,996	—	—	60	5,056
Currency translation adjustment	—	—	—	—	—	(12,096)	—	(12,096)
Dividends paid	—	—	—	—	—	—	(60)	(60)
Dividends attributable to Class A preferred shares	464	—	—	(464)	—	—	—	—
Share-based compensation	—	—	2,572	—	—	—	—	2,572
Balance, September 30, 2019	$57,664	$—	$1,569,734	$(739,526)	$(5,472)	$(376,882)	$—	$505,518

Balance, June 30, 2020	$59,068	$—	$1,575,788	$(911,992)	$(6,930)	$(382,315)	$624	$334,243
Net income (loss)	—	—	—	6,989	—	—	434	7,423
Currency translation adjustment	—	—	—	—	—	11,103	28	11,131
Dividends paid	—	—	—	—	—	—	(450)	(450)
Dividends attributable to Class A preferred shares	472	—	—	(472)	—	—	—	—
Share-based compensation	—	—	1,265	—	—	—	—	1,265
Balance, September 30, 2020	$59,540	$—	$1,577,053	$(905,475)	$(6,930)	$(371,212)	$636	$353,612

Balance, December 31, 2018	$56,280	$—	$1,562,133	$(710,551)	$(1,189)	$(371,249)	$—	$535,424
Net income (loss)	—	—	—	(26,892)	—	—	60	(26,832)
Currency translation adjustment	—	—	—	—	—	(5,633)	—	(5,633)
Dividends paid	—	—	—	—	—	—	(60)	(60)
Cumulative effect of implementation of ASU 2014-09	—	—	—	(699)	—	—	—	(699)
Dividends attributable to Class A preferred shares	1,384	—	—	(1,384)	—	—	—	—
Share-based compensation	—	—	7,601	—	(4,283)	—	—	3,318
Balance, September 30, 2019	$57,664	$—	$1,569,734	$(739,526)	$(5,472)	$(376,882)	$—	$505,518

Balance, December 31, 2019	$58,129	$—	$1,572,249	$(771,590)	$(5,472)	$(363,173)	$662	$490,805
Net income (loss)	—	—	—	(132,474)	—	—	914	(131,560)
Currency translation adjustment	—	—	—	—	—	(8,039)	14	(8,025)
Dividends paid	—	—	—	—	—	—	(954)	(954)
Dividends attributable to Class A preferred shares	1,411	—	—	(1,411)	—	—	—	—
Share-based compensation	—	—	4,804	—	(1,458)	—	—	3,346
Balance, September 30, 2020	$59,540	$—	$1,577,053	$(905,475)	$(6,930)	$(371,212)	$636	$353,612

	Preferred Shares (in thousands)	Common Shares (in thousands)
Balance, December 31, 2019	9,042	169,556
Share-based compensation	—	1,026
Balance, September 30, 2020	9,042	170,582
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(131,560)	$(26,832)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,527	92,974
Impairment charges	144,120	5,546
Loss on extinguishment of debt	383	—
Deferred income tax benefit	(8,941)	(14,732)
Non-cash compensation charge	4,804	7,601
Gains on disposals of assets	(2,581)	(4,095)
Provision (benefit) for loss on receivables, net of recoveries	45	(39)
Other, net	(2,730)	2,530
Changes in operating assets and liabilities:
Accounts receivable	5,355	(30,227)
Inventories	194	(1,175)
Accounts payable and accrued liabilities	1,247	4,958
Taxes payable	51	345
Other current and noncurrent assets and liabilities, net	(2,239)	(3,328)
Net cash flows provided by operating activities	80,675	33,526

Cash flows from investing activities:
Capital expenditures	(6,244)	(25,517)
Payments related to acquisitions, net of cash acquired	—	(16,439)
Proceeds from disposition of property, plant and equipment	3,336	5,482
Other, net	4,619	1,762
Net cash flows provided by (used in) investing activities	1,711	(34,712)

Cash flows from financing activities:
Revolving credit borrowings	324,611	340,494
Revolving credit repayments	(369,122)	(310,946)
Term loan repayments	(31,092)	(26,085)
Debt issuance costs	(2,583)	(1,950)
Taxes paid on vested shares	(1,458)	(4,283)
Net cash flows used in financing activities	(79,644)	(2,770)

Effect of exchange rate changes on cash	865	(344)
Net change in cash and cash equivalents	3,607	(4,300)
Cash and cash equivalents, beginning of period	3,331	12,372

Cash and cash equivalents, end of period	$6,938	$8,072

Non-cash financing activities:
Preferred dividends paid-in-kind	$1,411	$1,384
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
FINANCIAL STATEMENTS
(Continued)

3.REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and the U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Canada
Accommodation revenues	$49,798	$79,939	$156,068	$203,774
Mobile facility rental revenues	13,135	3,048	21,715	5,648
Food service and other services revenues	8,852	8,084	26,336	25,507
Manufacturing revenues	—	—	—	1,014
Total Canada revenues	71,785	91,071	204,119	235,943

Australia
Accommodation revenues	$39,470	$33,056	$106,988	$92,473
Food service and other services revenues	25,215	14,687	63,881	14,687
Total Australia revenues	64,685	47,743	170,869	107,160

U.S.
Accommodation revenues	$394	$1,655	$1,892	$11,354
Mobile facility rental revenues	3,218	6,952	13,275	21,175
Manufacturing revenues	2,772	714	6,159	3,116
Food service and other services revenues	3	28	37	118
Total U.S. revenues	6,387	9,349	21,363	35,763

Total revenues	$142,857	$148,163	$396,351	$378,866

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days. We do not have significant financing components or significant payment terms.

As of September 30, 2020, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue (in thousands):

	For the years ending December 31,
	2020	2021	2022	Thereafter	Total
Revenue expected to be recognized as of September 30, 2020	$33,002	$61,031	$29,120	$11,820	$134,973

4.FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of September 30, 2020 and December 31, 2019, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the first quarter of 2020 and the second and fourth quarters of 2019, we wrote down certain long-lived assets to fair value. We also recorded goodwill impairment charges related to one of our reporting units during the first quarter of 2020 and one of our reporting units during the fourth quarter of 2019. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. We estimated the fair value when conducting the goodwill impairment and long-lived asset impairment tests primarily using an income approach. The discount rates used to value our reporting units for the interim goodwill impairment test, as well as the Canadian and U.S. segments long-lived asset impairment analysis ranged between 10.5% and 14.0%. These assumptions with respect to future circumstances included future cash flows, oil, met coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. During the fourth quarter of 2019, our estimate of fair value of corporate office space in Canada and during the second quarter of 2019, our estimate of fair value of land in Australia, were based on appraisals from third parties. See Note 6 – Impairment Charges for further information.

During the third quarter of 2019, we acquired Action Industrial Catering (Action) and recorded the assets acquired and liabilities assumed at fair value. Determining the fair value of these assets and liabilities required the exercise of significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The cash flows employed in the valuation are based on our best estimates of future sales, earnings and cash flows after considering factors such as general market conditions, expected future customer orders, contracts with suppliers, labor costs, changes in working capital, long-term business plans and recent operating performance. See Note 7 – Acquisitions for further information.

5.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2020 and December 31, 2019 is presented below (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable, net:
Trade	$68,848	$76,370
Unbilled revenue	21,819	23,041
Other (1)	2,357	335
Total accounts receivable	93,024	99,746
Allowance for credit losses	(270)	(253)
Total accounts receivable, net	$92,754	$99,493

(1)As of September 30, 2020, Other accounts receivable includes a $2.4 million receivable related to the Canada Emergency Wage Subsidy (CEWS), a subsidy implemented by the Canadian government in response to the COVID-19 pandemic. Other income related to the CEWS during the three and nine months ended September 30, 2020 was $3.6 million and $9.7 million, respectively.

	September 30, 2020	December 31, 2019
Inventories:
Finished goods and purchased products	$4,538	$3,982
Work in process	18	813
Raw materials	1,219	1,082
Total inventories	$5,775	$5,877

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Estimated Useful Life (in years)			September 30, 2020	December 31, 2019
Property, plant and equipment, net:
Land				$47,049	$43,147
Accommodations assets	3	—	15	1,651,178	1,696,425
Buildings and leasehold improvements	7	—	20	33,714	26,108
Machinery and equipment	4	—	15	12,110	12,060
Office furniture and equipment	3	—	7	59,432	58,005
Vehicles	3	—	5	14,711	14,604
Construction in progress				5,551	4,286
Total property, plant and equipment				1,823,745	1,854,635
Accumulated depreciation				(1,342,351)	(1,264,326)
Total property, plant and equipment, net				$481,394	$590,309

During the second quarter of 2020, we reclassified $6.6 million of assets held for sale back into property, plant and equipment due to no longer meeting the accounting requirements of held for sale assets.

	September 30, 2020	December 31, 2019
Accrued liabilities:
Accrued compensation	$17,350	$17,169
Accrued taxes, other than income taxes	3,113	3,152
Other	1,766	1,434
Total accrued liabilities	$22,229	$21,755

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
Furthermore, as a result of the decline in global oil prices and forecasts for a potentially protracted period of lower prices, as well as the goodwill impairment in our Canadian segment, we determined all asset groups within this segment had experienced a trigger that indicated that the carrying values might not be recoverable. Accordingly, we assessed the carrying value of each asset group to determine if it continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying values of certain asset groups were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of these asset groups to their respective carrying values. As a result, certain asset groups were written down to their estimated fair values of $43.5 million and we recorded impairment expense of $38.1 million related to certain long-lived assets in our Canadian segment.
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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
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
Quarter ended June 30, 2019. During the second quarter of 2019, we identified indicators that certain long-lived assets in Australia may be impaired due to market developments, including the non-renewal of certain land development approval agreements. We assessed the carrying values of the related assets to determine if they continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying values were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of the assets to their respective carrying values. Accordingly, the assets were written down to their estimated fair values of $0.5 million. As a result of the analysis described above, we recorded impairment expense of $4.5 million.

Additionally, during the second quarter of 2019, we identified a liability related to an asset retirement obligation (ARO) at one of our villages in Australia that should have been recorded in 2011. We determined that the error was not material to our previously issued financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, and therefore, corrected the error in the second quarter of 2019. Specifically, we recorded the following amounts in the second quarter 2019 unaudited consolidated statement of operations related to prior periods: (i) additional accretion expense related to the ARO of $0.9 million, (ii) additional depreciation and amortization expense of $0.5 million related to amortization of the related asset retirement cost and (iii) additional impairment expense related to the impairment of the asset retirement cost of $1.0 million offset by recognition of an ARO liability totaling $2.3 million as of June 30, 2019.

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
Noralta
On April 2, 2018, we acquired Noralta Lodge Ltd. (Noralta). During the second quarter of 2020, $5.0 million in cash was released to us from escrow to cover certain agreed upon indemnification claims. As a result of this settlement, we recorded $4.7 million in Other income in the accompanying unaudited consolidated statements of operations for the nine months ended September 30, 2020.

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

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Civeo common shareholders	$6,517	$4,532	$(133,885)	$(28,276)
Less: income allocated to participating securities	(944)	(653)	—	—
Basic net income (loss) attributable to Civeo Corporation common shareholders	$5,573	$3,879	$(133,885)	$(28,276)
Add: undistributed income attributable to participating securities	944	653	—	—
Less: undistributed income reallocated to participating securities	(942)	(651)	—	—
Diluted net income (loss) attributable to Civeo Corporation common shareholders	$5,575	$3,881	$(133,885)	$(28,276)

Denominator:
Weighted average shares outstanding - basic	169,924	167,640	169,420	166,842
Dilutive shares - share-based awards	620	642	—	—
Weighted average shares outstanding - diluted	170,544	168,282	169,420	166,842

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.03	$0.02	$(0.79)	$(0.17)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.03	$0.02	$(0.79)	$(0.17)

(1)Computations may reflect rounding adjustments.

For the three months ended September 30, 2020 and 2019, we excluded 2.4 million and 4.5 million share-based awards, respectively, from the computation of diluted earnings per share because their effect was anti-dilutive. When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. For the nine months ended September 30, 2020 and 2019, we excluded from the computation of diluted loss per share 4.9 million and 6.9 million share-based awards, respectively, since the effect would have been anti-dilutive. Additionally, for the three and nine months ended September 30, 2020 and 2019, we excluded from the computation the impact of converting the Preferred Shares into 28.8 million and 28.2 million common shares, respectively, since the effect would have been anti-dilutive.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

9. DEBT

As of September 30, 2020 and December 31, 2019, long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Canadian term loan, which matures on May 30, 2023; 3.125% of aggregate principal repayable per quarter; weighted average interest rate of 4.0% for the nine month period ended September 30, 2020	$187,371	$224,963

U.S. revolving credit facility, which matures on May 30, 2023, weighted average interest rate of 5.6% for the nine month period ended September 30, 2020	—	—

Canadian revolving credit facility, which matures on May 30, 2023, weighted average interest rate of 4.2% for the nine month period ended September 30, 2020	55,478	134,117

Australian revolving credit facility, which matures on May 30, 2023, weighted average interest rate of 3.6% for the nine month period ended September 30, 2020	29,697	—
	272,546	359,080
Less: Unamortized debt issuance costs	2,692	2,208
Total debt	269,854	356,872
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	32,978	35,080
Long-term debt, less current maturities	$236,876	$321,792

We did not have any capitalized interest to net against interest expense for the three and nine months ended September 30, 2020 or 2019.

Amended Credit Agreement

As of December 31, 2019, our Credit Agreement, as then amended, provided for: (i) a $263.5 million revolving credit facility scheduled to mature on November 30, 2021 for certain lenders, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $183.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $285.4 million term loan facility scheduled to mature on November 30, 2021 for certain lenders in favor of Civeo.

On September 3, 2020, the third amendment to the Credit Agreement (as so amended, the Amended Credit Agreement) became effective, which, among other things:

•Extended the maturity date by 18 months of the commitments and loans of each lender remaining a lender following the effectiveness of the Amended Credit Agreement to May 30, 2023. Certain lenders are not extending the maturity date of their commitments and loans; the loans of the non-extending lenders were paid in full primarily with borrowings under the facility, and their commitments terminated on the date the Amended Credit Agreement became effective.

•Increased the margin applicable to loans and the commitment fee payable on the commitments of the lenders. Prior to entering into the Amended Credit Agreement, (i) the margin applicable to Eurocurrency loans, BBSY rate loans and B/A loans ranged from 2.25% to 4.00%, (ii) the margin applicable to ABR loans, Canadian Prime rate loans and U.S. Base rate loans ranged from 1.25% to 3.00% and (iii) the commitment fee ranged from 0.51% to 0.90%, in each case increasing as the total leverage ratio of the parent borrower and its subsidiaries increased from less than 2.00 to 1.00 to greater than 4.00 to 1.00. Following entry into the Amended Credit Agreement, these ranges have increased to (i) 3.50% to 4.50%, (ii) 2.50% to 3.50% and (iii) 0.875% to 1.125%, respectively, in each case as the total leverage ratio increases from less than 2.50 to 1.00 to greater than 3.50 to 1.00.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

•Decreased (i) the U.S. revolving commitments from $20.0 million to $10.0 million, (ii) the maximum permitted amount of U.S. L/C exposure from $15.0 million to $10.0 million to match the reduction in the U.S. revolving commitments, (iii) the Canadian revolving commitments from $183.5 million to $122.3 million and (iv) the Australian revolving commitments from $60.0 million to $35.0 million.

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

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin of 3.50% to 4.50%, or a base rate plus 2.50% to 3.50%, in each case based on a ratio of our total debt to consolidated EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a B/A Discount Rate (as defined in the Amended Credit Agreement) based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 3.50% to 4.50%, or a Canadian Prime rate plus a margin of 2.50% to 3.50%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Amended Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 3.50% to 4.50%, based on a ratio of our total debt to consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks is addressed in the Amended Credit Agreement and at such time the transition from LIBOR or CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to LIBOR or CDOR that gives due consideration to (1) the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time for the replacement of LIBOR and (2) any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.
The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.75 to 1.0 (as of September 30, 2020).  As noted above, the permitted maximum leverage ratio decreases to 3.5 to 1.0 beginning December 31, 2020.  Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of September 30, 2020.
Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of September 30, 2020, we had eight lenders that were parties to the Amended Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.4 million to $71.1 million. As of September 30, 2020, we had outstanding letters of credit of $0.3 million under the U.S. facility, $0.5 million under the Australian facility and $2.6 million under the Canadian facility.

10.INCOME TAXES
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
We operate in three jurisdictions, Canada, Australia and the U.S., where statutory tax rates range from 21% to 30%. Our effective tax rate will vary from period to period based on changes in earnings mix between these different jurisdictions.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of September 30, 2020, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. As of September 30, 2019, the U.S. was considered a loss jurisdiction for tax accounting purposes and was removed from the 2019 annual effective tax rate computation for purposes of computing the interim tax provision.
Our income tax expense for the three months ended September 30, 2020 totaled $0.2 million, or 2.4% of pretax loss, compared to a benefit of $6.6 million, or 421.4% of pretax income, for the three months ended September 30, 2019. For the three months ended September 30, 2020, we recorded a tax expense of $0.1 million related to foreign withholding and U.S. state income taxes. Additionally, the effective tax rate for the three months ended September 30, 2019 was impacted by a tax benefit of $3.0 million related to a reduction in the Alberta, Canada income tax rate, as well as a $2.1 million tax benefit related to the change in the valuation allowance in Australia resulting from the acquisition of Action. Under ASC 740-270, "Accounting for Income Taxes," the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter's year-to-date provision.

Our income tax benefit for the nine months ended September 30, 2020 totaled $8.5 million, or 6.1% of pretax loss, compared to a benefit of $14.0 million, or 34.2% of pretax loss, for the nine months ended September 30, 2019. Our effective tax rate for the nine months ended September 30, 2020 was impacted by considering Canada and the U.S. loss jurisdictions. Additionally, although Australia was not considered a loss jurisdiction for the nine months ended September 30, 2020, our effective tax rate was impacted by utilization of deferred tax assets and a release of the corresponding valuation allowance in Australia, resulting in no income tax expense for that jurisdiction. For the nine months ended September 30, 2020, we recorded a deferred tax benefit of $9.0 million, offset by a valuation allowance of $0.1 million, against the Canadian net deferred tax assets. Our effective tax rate for the nine months ended September 30, 2019 was impacted by a reduction in the Alberta, Canada income tax rate, as well as a change in the valuation allowance in Australia resulting from the acquisition of Action.

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

12.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $8.0 million from $363.2 million at December 31, 2019 to $371.2 million at September 30, 2020, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the nine months of 2020 were primarily driven by the Australian dollar increasing in value compared to the U.S. dollar, partially offset by the Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$0.2 billion and A$0.3 billion, respectively, at September 30, 2020.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
13.GOODWILL

Changes in the carrying amount of goodwill from December 31, 2019 to September 30, 2020 are as follows (in thousands):

	Canada	Australia	U.S.	Total
Goodwill, net of $19.9 million accumulated impairment loss as of December 31, 2019	$102,238	$7,935	$—	$110,173
Foreign currency translation	(8,632)	151	—	(8,481)
Goodwill impairment (1)	(93,606)	—	—	(93,606)
Goodwill, net of $113.5 million accumulated impairment loss as of September 30, 2020	$—	$8,086	$—	$8,086

(1)See Note 6 – Impairment Charges for further information.

14.SHARE-BASED COMPENSATION

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board of Directors and the Compensation Committee of our Board of Directors to approve grants of options, awards of restricted shares, performance awards, phantom share awards and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 28.7 million Civeo common shares are authorized to be issued under the Civeo Plan.

Outstanding Awards

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended September 30, 2020 and 2019 totaled $0.7 million and $1.5 million, respectively. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the nine months ended September 30, 2020 and 2019 totaled $2.7 million and $4.3 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended September 30, 2020 and 2019 was less than $0.1 million. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the nine months ended September 30, 2020 and 2019 was $2.6 million and $4.0 million, respectively.

At September 30, 2020, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $2.0 million, which is expected to be recognized over a weighted average period of 1.0 years.

Phantom Share Awards. On February 25, 2020, we granted 3,741,094 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 25, 2021. We also granted 1,221,725 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 25, 2021.

During the three months ended September 30, 2020 and 2019, we recognized compensation expense associated with phantom shares totaling $0.5 million and $0.1 million, respectively. During the nine months ended September 30, 2020 and 2019, we recognized compensation expense associated with phantom shares totaling $1.2 million and $3.5 million, respectively. At September 30, 2020, unrecognized compensation cost related to phantom shares was $2.9 million, as remeasured at September 30, 2020, which is expected to be recognized over a weighted average period of 2.3 years.

Performance Awards. During the three months ended September 30, 2020 and 2019, we recognized compensation expense associated with performance awards totaling $0.6 million and $1.1 million, respectively. During the nine months ended September 30, 2020 and 2019, we recognized compensation expense associated with performance awards totaling $2.1 million and $3.3 million, respectively. The total fair value of performance share awards that vested during the three months ended September 30, 2020 and 2019 was zero. The total fair value of performance share awards that vested during the nine months ended September 30, 2020 and 2019 was $1.9 million and $10.1 million, respectively.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

At September 30, 2020, unrecognized compensation cost related to performance shares was $2.2 million, which is expected to be recognized over a weighted average period of 1.2 years.

15.SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and U.S., which represent our strategic focus on hospitality services and workforce accommodations.

Financial information by business segment for each of the three and nine months ended September 30, 2020 and 2019 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2020
Canada	$71,785	$13,266	$1,007	$362	$691,634
Australia	64,685	10,739	9,890	1,825	266,591
U.S.	6,387	747	(3,197)	84	27,017
Corporate and eliminations	—	68	(610)	126	(252,306)
Total	$142,857	$24,820	$7,090	$2,397	$732,936

Three months ended September 30, 2019
Canada	$91,071	$18,219	$2,919	$2,851	$843,818
Australia	47,743	9,576	4,662	675	279,386
U.S.	9,349	1,611	(2,167)	576	51,376
Corporate and eliminations	—	1,790	(2,538)	207	(163,757)
Total	$148,163	$31,196	$2,876	$4,309	$1,010,823

Nine months ended September 30, 2020
Canada	$204,119	$39,812	$(142,343)	$1,203	$691,634
Australia	170,869	29,767	24,245	3,036	266,591
United States	21,363	2,525	(19,954)	1,468	27,017
Corporate and eliminations	—	423	(5,768)	537	(252,306)
Total	$396,351	$72,527	$(143,820)	$6,244	$732,936

Nine months ended September 30, 2019
Canada	$235,943	$50,574	$(14,437)	$19,294	$843,818
Australia	107,160	29,401	(1,302)	2,508	279,386
United States	35,763	7,713	(4,484)	2,870	51,376
Corporate and eliminations	—	5,286	(6,850)	845	(163,757)
Total	$378,866	$92,974	$(27,073)	$25,517	$1,010,823

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
The spread of COVID-19 and the response thereto during the first nine months of 2020 has negatively impacted the global economy. The actions taken to mitigate the spread of COVID-19 and the risk of infection have altered, and are expected to continue to alter, governmental and private-sector policies and behaviors in ways that have had a significant negative effect on oil consumption, such as government-imposed or voluntary social distancing and quarantining, reduced travel and remote work policies. Additionally, global oil prices dropped to historically low levels in March and April 2020 due to severely reduced global oil demand, high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. While in mid-April 2020, OPEC+ (the combination of historical OPEC members and other significant oil producers, such as Russia) announced potential production cuts of up to approximately 10 million barrels per day, oil prices have remained at depressed levels and prices are expected to remain at low levels for the remainder of 2020 and into 2021.
The economic disruption in 2020 caused by the decline in the price of and demand for oil has impacted the activity in the Canadian oil sands and we have seen a decrease in demand for rooms by our oil sands customers. A reduction in the occupancy at our Canadian oil sands lodges negatively impacted our business in the quarter ended September 30, 2020 and could continue to negatively impact our business if oil prices remain at the current lower levels. Due to lower oil prices and the economic disruption caused by COVID-19, we implemented certain cost containment initiatives, including salary and total compensation reductions of 20% for the Board and Chief Executive Officer for 2020 from March levels, headcount reduction in North America of approximately 25% in March through June 2020, and cutting expected 2020 capital spending by approximately 25%.
We continue to closely monitor the COVID-19 situation and have taken measures to help ensure the health and well-being of our employees, guests and contractors, including screening of individuals that enter our facilities, social distancing practices, enhanced cleaning and deep sanitization, the suspension of nonessential employee travel and implementation of work-from-home policies, where applicable.
Alberta, Canada. In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands customers. Pricing for WCS is driven by several factors, including the underlying price for West Texas Intermediate (WTI) crude, the availability of transportation infrastructure (consisting of pipelines and crude by railcar) and recent actions by the Alberta provincial government to limit oil production from the province. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and capacity restrictions to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. The WCS Differential has varied depending on the extent of transportation capacity availability.
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile accommodations assets and to improve take-away capacity for Canadian oil sands producers over the longer term. While these pipeline projects, including Kinder Morgan’s Trans Mountain Pipeline (TMX) and the Keystone XL Pipeline (KXL), have recently received incremental regulatory approvals, it is still not certain if any of the proposed pipeline projects will ultimately be completed. Certain segments of the TMX pipeline have begun construction; however, the construction timeline continues to be delayed due to the lack of agreement between the Canadian federal government, which supports the pipeline projects, and the British Columbia provincial government. The Canadian federal government acquired Kinder Morgan’s Trans Mountain Pipeline in 2018, approved the expansion of the project and is currently working through the revised construction timeline. Regarding the KXL pipeline, the Alberta provincial government announced in April 2020 its intent to financially support the construction of the pipeline. The construction of this pipeline expansion is currently suspended due to the U.S. Supreme Court refusing to renew a water permit for the KXL pipeline in July 2020.
WCS prices in the third quarter of 2020 averaged $31.15 per barrel, and on September 30, 2020, the WCS price was $29.38 per barrel. The WCS Differential decreased from $15.40 per barrel at the end of the first quarter of 2020 to $10.84 per barrel at the end of the third quarter of 2020. As of October 23, 2020, the WTI price was $39.67 and the WCS price was $29.33, resulting in a WCS Differential of $10.34.
The depressed price levels of both WTI and WCS are expected to materially impact exploration, development, maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. For example, on March 23, 2020, the Fort Hills Energy LP project announced a reduction of activity from two trains to one train. Companies have significantly reduced spending year-to-date and announced further reductions to their spending forecasts for the remainder of the year. While some of our Canadian oil sands customers conducted maintenance projects in the third quarter, activity was negatively impacted by the current environment. Continued uncertainty, including about the impact of COVID-19, and commodity price volatility and regulatory complications are expected to cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets. Additionally, if oil prices do not improve, the resulting impact could continue to negatively affect the value of our long-lived assets.
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
While Western Canada does not currently have any operational LNG export facilities, LNG Canada (LNGC), a joint venture between Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). As a result, British Columbia LNG activity and related pipeline projects have become a material driver of activity for our Sitka Lodge, as well as for our mobile fleet assets, which are contracted to serve several portions of the related pipeline construction activity. The actual timing of when revenue is realized from the CGL pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, including recent blockades that aim to delay pipeline construction. In late March 2020, LNGC announced steps being taken to reduce the spread of COVID-19, including reduction of the workforce at the project site to essential personnel only. This resulted in a reduction in occupancy at our Sitka Lodge during the second quarter of 2020. Occupancy at the Sitka Lodge returned to expected levels during July 2020 and has remained at expected levels thorough the third quarter of 2020.
Australia. In Australia, 82% of our rooms are located in the Bowen Basin and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which decreased by 3.2% during the first nine months of 2020 compared to the same period of 2019. As of October 23, 2020, met coal spot prices were $110 per metric tonne. Long-term demand for steel is expected to be driven by increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. There is still a level of uncertainty for demand of iron ore and met coal. The impact on the demand for steel with the closure or curtailment of manufacturing in economies affected by COVID-19, which will only return to normal levels of consumption once jurisdictions lift quarantine requirements and manufacturing facilities are reopened, is also uncertain. However, a new round of stimulus in China and recovering steel production in other regions continues to support demand for raw materials particularly iron ore. We believe there is a high likelihood that many countries will use infrastructure spend as part of their economic recovery plan, which would have a positive impact on the demand for met coal and the spot price. To date, we have not seen an overall material decline in occupancy at our Australian villages resulting from COVID-19.
Activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  As of October 23, 2020, iron ore spot prices were $117.07 per metric tonne.
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
U.S. Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies. The U.S. oil rig count and associated completion activity has been negatively impacted in the first nine months of 2020 due to the global oil price decline discussed above. Only 183 oil rigs were active at the end of the third quarter of 2020. The Permian Basin remains the most active U.S. unconventional play, representing 67% of the oil rigs in the U.S. market at the end of the third quarter of 2020. As of October 23, 2020, there were 211 active oil rigs in the U.S. (as measured by Bakerhughes.com). With the recent reduction in oil prices and a resulting reduction in spending by exploration and production (E&P) companies, we will be exiting the Bakken and Rockies markets for our mobile well site units. Those assets will either be sold or transported to our Texas and Oklahoma district locations. This process is underway and we expect it to be completed in a phased approach through 2020 and the first half of 2021. U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans. In addition, consolidation among our E&P customer base in the U.S. has historically created short-term spending and activity dislocations. Should the current trend of industry consolidation continue, we may see activity, utilization and occupancy declines in the near term.

Recent Commodity Prices. Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)
Fourth Quarter through 10/23/2020	$40.13	$30.33	$125.16
9/30/2020	40.90	31.15	113.30
6/30/2020	27.95	19.73	120.27
3/31/2020	45.38	27.92	156.17
12/30/2019	56.85	37.94	141.39
9/30/2019	56.40	43.88	160.25
6/30/2019	59.89	47.39	204.78
3/31/2019	54.87	44.49	203.30
12/31/2018	59.32	25.66	223.02
9/30/2018	69.61	41.58	188.46
6/30/2018	67.97	49.93	189.41
3/31/2018	62.89	37.09	228.82
12/31/2017	55.28	38.65	202.33
9/30/2017	48.16	37.72	187.89

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	Percentage	2020	2019	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.751	$0.757	(0.01)	(0.8)%	$0.739	$0.752	($0.01)	(1.7)%
Average Australian dollar to U.S. dollar	$0.716	$0.686	0.03	4.3%	$0.677	$0.699	($0.02)	(3.1)%

	As of
	September 30, 2020	December 31, 2019	Change	Percentage
Canadian dollar to U.S. dollar	$0.750	$0.770	(0.02)	(2.6)%
Australian dollar to U.S. dollar	$0.716	$0.702	0.01	1.9%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the price of and demand for crude oil, met coal and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities. In April 2020, we revised downward our 2020 capital expenditure plans and we currently expect that our 2020 capital expenditures, exclusive of any expansionary spending, which is contingent on obtaining customer contracts, will total less than $15 million, compared to 2019 capital expenditures of $29.8 million. We may adjust our capital expenditure plans in the future as we continue to monitor the impact of COVID-19. See “Liquidity and Capital Resources” below for further discussion of 2020 capital expenditures.

Results of Operations
Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2020, is based on a comparison to the corresponding period of 2019.
Results of Operations – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,
	2020	2019	Change

	($ in thousands)
Revenues
Canada	$71,785	$91,071	$(19,286)
Australia	64,685	47,743	16,942
U.S. and other	6,387	9,349	(2,962)
Total revenues	142,857	148,163	(5,306)
Costs and expenses
Cost of sales and services
Canada	51,393	62,277	(10,884)
Australia	38,529	28,664	9,865
U.S. and other	7,512	8,539	(1,027)
Total cost of sales and services	97,434	99,480	(2,046)
Selling, general and administrative expenses	13,462	14,334	(872)
Depreciation and amortization expense	24,820	31,196	(6,376)
Impairment expense	—	—	—
Other operating income	51	277	(226)
Total costs and expenses	135,767	145,287	(9,520)
Operating income	7,090	2,876	4,214

Interest expense and income, net	(4,029)	(7,298)	3,269
Other income	4,542	2,849	1,693
Income (loss) before income taxes	7,603	(1,573)	9,176
Income tax (expense) benefit	(180)	6,629	(6,809)
Net income	7,423	5,056	2,367
Less: Net income attributable to noncontrolling interest	434	60	374
Net income attributable to Civeo Corporation	6,989	4,996	1,993
Less: Dividends attributable to preferred shares	472	464	8
Net income attributable to Civeo common shareholders	$6,517	$4,532	$1,985

We reported net income attributable to Civeo for the quarter ended September 30, 2020 of $6.5 million, or $0.03 per diluted share.
We reported net income attributable to Civeo for the quarter ended September 30, 2019 of $4.5 million, or $0.02 per diluted share. As further discussed below, net income included a gain on sale of assets related to the sale of a village in Australia and related $2.2 million release of an asset retirement obligation (ARO) liability assumed by the buyer.

Revenues. Consolidated revenues decreased $5.3 million, or 4%, in the third quarter of 2020 compared to the third quarter of 2019. This decrease was primarily due to lower revenue in Canada resulting from lower occupancy at oil sands lodges related to the COVID-19 pandemic and lower oil prices. Additionally, lower activity levels in certain markets in the U.S. and a weaker Canadian dollar relative to the U.S. dollar in the third quarter of 2020 compared to the third quarter of 2019 contributed to decreased revenues. These items were partially offset by (i) higher revenues in Australia due to increased activity at the Action villages and increased occupancy at our Bowen Basin villages, (ii) higher revenue in Canada due to increased mobile camp activity from a pipeline project and an increase from food service activity, (iii) increased activity in our offshore rental business in the U.S. and (iv) a stronger Australian dollar relative to the U.S. dollar in the third quarter of 2020 compared to the third quarter of 2019. See the discussion of segment results of operations below for further information.
Cost of Sales and Services. Our consolidated cost of sales and services decreased $2.0 million, or 2%, in the third quarter of 2020 compared to the third quarter of 2019. This decrease was primarily due to lower cost of sales and services in Canada resulting from lower occupancy at oil sands lodges related to the COVID-19 pandemic and lower oil prices. Additionally, lower activity levels in certain markets in the U.S. and a weaker Canadian dollar relative to the U.S. dollar in the third quarter of 2020 compared to the third quarter of 2019 contributed to decreased cost of sales and services. These items were partially offset by increased cost of sales and services due to (i) increased activity at the Action villages and increased occupancy at our Bowen Basin villages in Australia, (ii) increased mobile camp activity and the implementation of enhanced COVID-19 measures in Canada, (iii) increased activity in our offshore rental business in the U.S. and (iv) a stronger Australian dollar relative to the U.S. dollar in the third quarter of 2020 compared to the third quarter of 2019. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense decreased $0.9 million, or 6%, in the third quarter of 2020 compared to the third quarter of 2019. This decrease was primarily due to reduced compensation as a result of workforce reductions, lower share-based compensation expense, lower professional fees and lower travel and entertainment expenses, partially offset by higher incentive compensation costs. The decrease in share-based compensation was due to a reduction in the amount of restricted share and performance share awards outstanding and the reduction in our stock price associated with phantom share awards during the third quarter of 2020 compared to the third quarter of 2019.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $6.4 million, or 20%, in the third quarter of 2020 compared to the third quarter of 2019. The decrease was primarily due to (i) certain assets becoming fully depreciated during 2019, (ii) the extension of the remaining life of certain long-lived accommodation assets in Canada during the fourth quarter of 2019 and (iii) the impairment of certain long-lived assets in Canada and the U.S. during the first quarter of 2020. These items were partially offset by additional intangible amortization expense related to the acceleration of the Action trade name in Australia.
Operating Income. Consolidated operating income increased $4.2 million, or 147%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower depreciation and amortization expense, lower SG&A expense and increased activity levels in Australia, partially offset by decreased activity levels in Canada and U.S. markets.

Interest Expense and Income, net. Net interest expense decreased by $3.3 million, or 45%, in the third quarter of 2020 compared to the third quarter of 2019, primarily related to lower average debt levels and lower interest rates on term loan and revolving credit facility borrowings during 2020 compared to 2019, partially offset by increases from the 2020 write-off of debt issuance costs associated with the Amended Credit Agreement.

Other Income. Consolidated other income increased $1.7 million, or 59%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to $3.6 million of other income related to proceeds from the CEWS, partially offset by a lower gain on sale of assets in 2020 compared to 2019. The third quarter of 2019 included a gain on sale of assets related to the sale of a village in Australia and related $2.2 million release of an asset retirement obligation (ARO) liability assumed by the buyer.

Income Tax (Expense) Benefit. Our income tax expense for the three months ended September 30, 2020 totaled $0.2 million, or 2.4% of pretax income, compared to a income tax benefit of $6.6 million, or 421.4% of pretax loss, for the three months ended September 30, 2019. Our effective tax rate for the three months ended September 30, 2020 was impacted by tax expense of $0.1 million related to foreign withholding and U.S. state income taxes. Our effective tax rate for the three months ended September 30, 2019 was impacted by a tax benefit of $3.0 million related to a reduction in the Alberta, Canada income tax rate as well as a $2.1 million tax benefit related to the change in the valuation allowance in Australia resulting from the acquisition of Action. Under ASC 740-270, "Accounting for Income Taxes," the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter's year-to-date provision.

Other Comprehensive Income (Loss). Other comprehensive income increased $23.2 million in the third quarter of 2020 compared to the third quarter of 2019, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 2% in the third quarter of 2020 compared to a 1% decrease in the third quarter of 2019. The Australian dollar exchange rate compared to the U.S. dollar increased 4% in the third quarter of 2020 compared to a 4% decrease in the third quarter of 2019.

Segment Results of Operations – Canadian Segment

	Three Months Ended September 30,
	2020	2019	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$49,798	$79,939	$(30,141)
Mobile facility rental revenue (2)	13,135	3,048	10,087
Food service and other services revenue (3)	8,852	8,084	768
Manufacturing revenue (4)	—	—	—
Total revenues	$71,785	$91,071	$(19,286)

Cost of sales and services ($ in thousands)
Accommodation cost	$32,490	$49,377	$(16,887)
Mobile facility rental cost	8,557	2,059	6,498
Food service and other services cost	7,595	7,319	276
Manufacturing cost	164	150	14
Indirect other costs	2,587	3,372	(785)
Total cost of sales and services	$51,393	$62,277	$(10,884)

Gross margin as a % of revenues	28.4%	31.6%	(3.2)%

Average daily rate for lodges (5)	$96	$91	$5

Total billed rooms for lodges (6)	508,449	875,891	(367,442)

Average Canadian dollar to U.S. dollar	$0.751	$0.757	$(0.01)

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

Our Canadian segment reported revenues in the third quarter of 2020 that were $19.3 million, or 21%, lower than the third quarter of 2019. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 1% in the third quarter of 2020 compared to the third quarter of 2019 resulted in a $0.8 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced a 21% decrease in revenues. This decrease was driven by lower occupancy at oil sands lodges, where billed rooms were down 42% year-over-year. This decrease was related to the COVID-19 pandemic and lower oil prices. Partially offsetting this was increased mobile camp activity from a pipeline project.

Our Canadian segment cost of sales and services decreased $10.9 million, or 17%, in the third quarter of 2020 compared to the third quarter of 2019. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 1% in the third quarter of 2020 compared to the third quarter of 2019 resulted in a $0.5 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rates, the decreased cost of sales and services was driven by lower occupancy at our oil sands lodges. This decrease was related to the COVID-19 pandemic and lower oil prices. Additionally, lower costs resulted from reduced indirect other costs due to a continued focus on cost containment and operational efficiencies, partially offset by increased costs related to the implementation of enhanced measures during the COVID-19 pandemic and increased mobile camp activity.

Our Canadian segment gross margin as a percentage of revenues decreased from 31.6% in the third quarter of 2019 to 28.4% in the third quarter of 2020. This was primarily driven by increased costs related to the implementation of enhanced measures during the COVID-19 pandemic, as well as reduced operating efficiencies due to lower occupancy.

Segment Results of Operations – Australian Segment

	Three Months Ended September 30,
	2020	2019	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$39,470	$33,056	$6,414
Food service and other services revenue (2)	25,215	$14,687	$10,528
Total revenues	$64,685	$47,743	$16,942

Cost of sales ($ in thousands)
Accommodation cost	$16,401	$14,954	$1,447
Food service and other services cost	21,161	12,807	8,354
Indirect other cost	967	903	64
Total cost of sales and services	$38,529	$28,664	$9,865

Gross margin as a % of revenues	40.4%	40.0%	0.5%

Average daily rate for villages (3)	$77	$73	$4

Total billed rooms for villages (4)	513,587	454,859	58,728

Australian dollar to U.S. dollar	$0.716	$0.686	$0.03

(1)Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to food services and other services, including facilities management for the periods presented.
(3)Average daily rate is based on billed rooms and accommodation revenue.
(4)Billed rooms represent total billed days for the periods presented.

Our Australian segment reported revenues in the third quarter of 2020 that were $16.9 million, or 35%, higher than the third quarter of 2019. The strengthening of the average exchange rates for Australian dollars relative to the U.S. dollar by 4% in the third quarter of 2020 compared to the third quarter of 2019 resulted in a $2.8 million period-over-period increase in revenues and a $4 increase in the average daily rate. Excluding the impact of the stronger Australian exchange rates, the Australian segment experienced a 30% increase in revenues largely due to increased activity at the Action villages and increased occupancy at our Bowen Basin villages.

Our Australian segment cost of sales increased $9.9 million, or 34%, in the third quarter of 2020 compared to the third quarter of 2019. The increase was largely driven by increased activity at the Action villages, increased occupancy at our Bowen Basin villages and the strengthening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues increased to 40.4% in the third quarter of 2020 from 40.0% in the third quarter of 2019. This was primarily driven by improved margins at our Bowen Basin villages as a result of increased occupancy.

Segment Results of Operations – U.S. Segment

	Three Months Ended September 30,
	2020	2019	Change
Revenues ($ in thousands)	$6,387	$9,349	$(2,962)

Cost of sales ($ in thousands)	$7,512	$8,539	$(1,027)

Gross margin as a % of revenues	(17.6)%	8.7%	(26.3)%

Our U.S. segment reported revenues in the third quarter of 2020 that were $3.0 million, or 32%, lower than the third quarter of 2019. This was primarily due to reduced occupancy at our West Permian and Killdeer lodges and reduced U.S. drilling activity affecting our wellsite business. These decreases were partially offset by increased activity in our offshore rental business, as two fabrication projects were completed in the third quarter.

Our U.S. segment cost of sales decreased $1.0 million, or 12%, in the third quarter of 2020 compared to the third quarter of 2019. The decrease was driven by reduced occupancy at our West Permian and Killdeer lodges and reduced U.S. drilling activity affecting our wellsite business. These decreases were partially offset by increased activity in our offshore rental business.

Our U.S. segment gross margin as a percentage of revenues decreased from 8.7% in the third quarter of 2019 to (17.6)% in the third quarter of 2020 primarily due to reduced activity in most areas of the business and reduced operating efficiencies at lower activity levels.

Results of Operations – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,
	2020	2019	Change

	($ in thousands)
Revenues
Canada	$204,119	$235,943	$(31,824)
Australia	170,869	107,160	63,709
U.S. and other	21,363	35,763	(14,400)
Total revenues	396,351	378,866	17,485
Costs and expenses
Cost of sales and services
Canada	158,130	176,200	(18,070)
Australia	102,995	59,718	43,277
U.S. and other	22,755	28,432	(5,677)
Total cost of sales and services	283,880	264,350	19,530
Selling, general and administrative expenses	38,889	42,960	(4,071)
Depreciation and amortization expense	72,527	92,974	(20,447)
Impairment expense	144,120	5,546	138,574
Other operating expense (income)	755	109	646
Total costs and expenses	540,171	405,939	134,232
Operating loss	(143,820)	(27,073)	(116,747)

Interest expense and income, net	(13,458)	(20,604)	7,146
Other income	17,209	6,882	10,327
Loss before income taxes	(140,069)	(40,795)	(99,274)
Income tax benefit	8,509	13,963	(5,454)
Net loss	(131,560)	(26,832)	(104,728)
Less: Net income attributable to noncontrolling interest	914	60	854
Net loss attributable to Civeo Corporation	(132,474)	(26,892)	(105,582)
Less: Dividends attributable to preferred shares	1,411	1,384	27
Net loss attributable to Civeo common shareholders	$(133,885)	$(28,276)	$(105,609)

We reported net loss attributable to Civeo for the nine months ended September 30, 2020 of $133.9 million, or $0.79 per diluted share. As further discussed below, net loss included (i) a $93.6 million pre-tax loss ($93.6 million after-tax, or $0.55 per diluted share) resulting from the impairment of goodwill in our Canadian reporting unit included in Impairment expense, (ii) a $38.1 million pre-tax loss ($38.1 million after-tax, or $0.22 per diluted share) resulting from the impairment of long-lived assets in our Canadian reporting unit included in Impairment expense and (iii) a $12.4 million pre-tax loss ($12.4 million after-tax, or $0.07 per diluted share) resulting from the impairment of long-lived assets in our U.S. reporting unit included in Impairment expense. Net loss was partially offset by $4.7 million ($4.7 million after-tax, or $0.03 per diluted share) of income associated with the settlement of a representations and warranties claim related to the Noralta acquisition included in Other income.
We reported net loss attributable to Civeo for the nine months ended September 30, 2019 of $28.3 million, or $0.17 per diluted share. As further discussed below, net loss included (i) a $5.5 million pre-tax loss ($5.5 million after-tax, or $0.03 per diluted share) resulting from the impairment of fixed assets included in Impairment expense and (ii) a gain on sale of assets related to the sale of a village in Australia and related $2.2 million release of an ARO liability assumed by the buyer.
Revenues. Consolidated revenues increased $17.5 million, or 5%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to higher revenues in Australia due to the Action acquisition completed on July 1, 2019, increased occupancy at our Bowen Basin villages and higher mobile camp revenues in Canada related to a pipeline project. These items were partially offset by lower revenue from reduced occupancy at our north oil sands lodges in Canada resulting from the COVID-19 pandemic and lower oil prices. Additionally, lower activity levels in certain markets in the U.S. and weaker Canadian and Australian dollars relative to the U.S. dollar in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 also offset the increased revenues. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $19.5 million, or 7%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the Action acquisition and increased occupancy at our Bowen Basin villages in Australia and higher cost of sales and services in Canada due to increased mobile camp activity from a pipeline project. These items were partially offset by decreased cost of sales and services due to reduced occupancy at our north oil sands lodges in Canada resulting from the COVID-19 pandemic and lower oil prices. Additionally, lower activity levels in certain markets in the U.S. and weaker Canadian and Australian dollars relative to the U.S. dollar in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 offset the increased cost of sales and services. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense decreased $4.1 million, or 9%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease was primarily due to lower share-based compensation expense and lower travel and entertainment expenses, partially offset by higher incentive compensation costs. The decrease in share-based compensation was due to a reduction in the amount of phantom share awards outstanding and the reduction in our stock price during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $20.4 million, or 22%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was primarily due to (i) certain assets and intangibles becoming fully depreciated during 2019, (ii) the extension of the remaining life of certain long-lived accommodation assets in Canada during the fourth quarter of 2019, (iii) the impairment of certain long-lived assets in Canada and the U.S. during the first quarter of 2020 and (iv) weaker Canadian and Australian dollars relative to the U.S. dollar in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. These items were partially offset by additional depreciation and intangible amortization expense related to our acquisition in 2019.
Impairment Expense. Impairment expense of $144.1 million in the nine months ended September 30, 2020 included the following items:

•Pre-tax impairment expense of $93.6 million related to the impairment of goodwill in our Canadian reporting unit.
•Pre-tax impairment expense of $38.1 million associated with long-lived assets in our Canadian reporting unit.
•Pre-tax impairment expense of $12.4 million associated with long-lived assets in our U.S. reporting unit.

Impairment expense of $5.5 million in the nine months ended September 30, 2019 was associated with long-lived assets in our Australian segment. This includes $1.0 million of impairment expense related to an error corrected in the second quarter 2019. We identified a liability related to an ARO at one of our villages in Australia that should have been recorded in 2011. We determined that the error was not material to our previously issued financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, and therefore, corrected the error in the second quarter of 2019. Specifically, we recorded the following amounts in our second quarter 2019 unaudited consolidated statements of operations related to prior periods: (i) additional accretion expense related to the ARO of $0.9 million, (ii) additional depreciation and amortization expense of $0.5 million related to amortization of the asset retirement cost and (iii) additional impairment expense related to the impairment of the asset retirement cost of $1.0 million offset by recognition of an ARO liability totaling $2.3 million as of June 30, 2019.

See Note 6 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Operating Loss. Consolidated operating loss increased $116.7 million, or 431%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to impairments of goodwill and long-lived assets, partially offset by increased activity levels in Australia, as well as lower depreciation and amortization expense.

Interest Expense and Income, net. Net interest expense decreased by $7.1 million, or 35%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily related to lower average debt levels and lower interest rates on term loan and revolving credit facility borrowings during 2020 compared to 2019.

Other Income. Consolidated other income increased $10.3 million, or 150%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to $9.7 million of other income related to proceeds from the CEWS and $4.7 million of other income associated with the settlement of a representations and warranties claim related to the Noralta acquisition, partially offset by a lower gain on sale of assets in 2020 compared to 2019. The nine months ended September 30, 2019 included $2.6 million of other income related to proceeds from an insurance claim associated with the closure of a lodge in 2018 for maintenance-related operational issues and a gain on sale of assets related to the sale of a village in Australia and related $2.2 million release of an ARO liability assumed by the buyer.

Income Tax Benefit. Our income tax benefit for the nine months ended September 30, 2020 totaled $8.5 million, or 6.1% of pretax loss, compared to an income tax benefit of $14.0 million, or 34.2% of pretax loss, for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were not included in the annual effective tax rate computation for purposes of computing the interim tax provision. Although Australia was not considered a loss jurisdiction for the nine months ended September 30, 2020, our effective tax rate was impacted by utilization of deferred tax assets and a release of the corresponding valuation allowance in Australia, resulting in no income tax expense for that jurisdiction. Our effective tax rate for the nine months ended September 30, 2020 was impacted by a deferred tax benefit of $9.0 million, offset by a valuation allowance of $0.1 million, against the Canadian net deferred tax assets. For the nine months ended September 30, 2019, the U.S. was considered a loss jurisdiction. Additionally, the effective tax rate for the nine months ended September 30, 2019 was impacted by a tax benefit of $3.0 million related to a reduction in the Alberta, Canada income tax rate, as well as a $2.1 million tax benefit related to the change in the valuation allowance in Australia resulting from the acquisition of Action.

Other Comprehensive Income (Loss). Other comprehensive loss increased $2.4 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 3% in the nine months ended September 30, 2020 compared to a 3% increase in the nine months ended September 30, 2019. The Australian dollar exchange rate compared to the U.S. dollar increased 2% in the nine months ended September 30, 2020 compared to a 4% decrease in the nine months ended September 30, 2019.

Segment Results of Operations – Canadian Segment

	Nine Months Ended September 30,
	2020	2019	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$156,068	$203,774	$(47,706)
Mobile facility rental revenue (2)	21,715	5,648	16,067
Food service and other services revenue (3)	26,336	25,507	829
Manufacturing revenue (4)	—	1,014	(1,014)
Total revenues	$204,119	$235,943	$(31,824)

Cost of sales and services ($ in thousands)
Accommodation cost	$109,143	$137,140	$(27,997)
Mobile facility rental cost	17,099	4,735	12,364
Food service and other services cost	23,773	23,620	153
Manufacturing cost	461	1,007	(546)
Indirect other cost	7,654	9,698	(2,044)
Total cost of sales and services	$158,130	$176,200	$(18,070)

Gross margin as a % of revenues	22.5%	25.3%	(2.8)%

Average daily rate for lodges (5)	$95	$91	$4

Total billed rooms for lodges (6)	1,626,668	2,241,510	(614,842)

Average Canadian dollar to U.S. dollar	$0.739	$0.752	$(0.01)

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

Our Canadian segment reported revenues in the nine months ended September 30, 2020 that were $31.8 million, or 13%, lower than the nine months ended September 30, 2019. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 2% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 resulted in a $3.4 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rates, the segment experienced a 12% decrease in revenues. This decrease was driven by reduced occupancy at our lodges in the oil sands region related to lower oil prices and the COVID-19 pandemic. Partially offsetting these items, revenue was favorably impacted by increased mobile camp activity from a pipeline project.

Our Canadian segment cost of sales and services decreased $18.1 million, or 10%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The weakening of the average exchange rates for the Canadian dollar relative to the U.S. dollar by 2% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 resulted in a $2.7 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rates, the decreased cost of sales and services was driven by reduced occupancy at our lodges in the north oil sands region and reduced indirect other costs from a continued focus on cost containment and operational efficiencies. These decreases were partially offset by increased mobile camp activity from a pipeline project and increased costs related to the implementation of enhanced measures during the COVID-19 pandemic.

Our Canadian segment gross margin as a percentage of revenues decreased from 25.3% in the nine months ended September 30, 2019 to 22.5% in the nine months ended September 30, 2020. This was primarily driven by increased costs related to the implementation of enhanced measures during the COVID-19 pandemic, as well as reduced operating efficiencies due to lower occupancy.

Segment Results of Operations – Australian Segment

	Nine Months Ended September 30,
	2020	2019	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$106,988	$92,473	$14,515
Food service and other services revenue (2)	63,881	14,687	49,194
Total revenues	$170,869	$107,160	$63,709

Cost of sales ($ in thousands)
Accommodation cost	$46,665	$44,816	$1,849
Food service and other services cost	53,627	12,807	40,820
Indirect other cost	2,703	2,095	608
Total cost of sales and services	$102,995	$59,718	$43,277

Gross margin as a % of revenues	39.7%	44.3%	(4.5)%

Average daily rate for villages (3)	$72	$74	$(2)

Total billed rooms for villages (4)	1,487,819	1,253,856	233,963

Australian dollar to U.S. dollar	$0.677	$0.699	$(0.02)

(1)Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to food services and other services, including facilities management for the periods presented.
(3)Average daily rate is based on billed rooms and accommodation revenue.
(4)Billed rooms represent total billed days for the periods presented.

Our Australian segment reported revenues in the nine months ended September 30, 2020 that were $63.7 million, or 59%, higher than the nine months ended September 30, 2019. Action contributed $63.9 million in revenues in the nine months ended September 30, 2020. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 3% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 resulted in a $2.2 million period-over-period decrease in revenues and a $2 reduction in the average daily rate. Excluding the impact of the weaker Australian exchange rates, the Australian segment experienced a 64% increase in revenues primarily due to the Action acquisition. In addition, increased activity at our Bowen Basin villages was partially offset by decreased activity at our Western Australia villages.

Our Australian segment cost of sales increased $43.3 million, or 72%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily driven by the Action acquisition. Increases related to increased activity at our Bowen Basin villages were partially offset by decreased activity at our Western Australia villages and the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 39.7% in the nine months ended September 30, 2020 from 44.3% in the nine months ended September 30, 2019. This was primarily driven by Action, which has a service-only business model and therefore results in lower overall gross margins than the accommodation business, partially offset by improved margins at our Bowen Basin villages as a result of increased occupancy.

Segment Results of Operations – U.S. Segment

	Nine Months Ended September 30,
	2020	2019	Change
Revenues ($ in thousands)	$21,363	$35,763	$(14,400)

Cost of sales ($ in thousands)	$22,755	$28,432	$(5,677)

Gross margin as a % of revenues	(6.5)%	20.5%	(27.0)%

Our U.S. segment reported revenues in the nine months ended September 30, 2020 that were $14.4 million, or 40%, lower than the nine months ended September 30, 2019. This was primarily due to reduced occupancy at our West Permian, Killdeer and Acadian Acres lodges, reduced U.S. drilling activity in the Bakken, Rockies, Mid-Continent and West Permian markets affecting our wellsite business, partially offset by increased activity in our offshore rental business, as there were a greater number of large fabrication jobs completed in the period.

Our U.S. segment cost of sales decreased $5.7 million, or 20%, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The decrease was driven by reduced occupancy at our West Permian, Killdeer and Acadian Acres lodges, reduced U.S. drilling activity in the Bakken, Rockies, Mid-Continent and West Permian markets affecting our wellsite business, partially offset by increased activity in our offshore rental business, as there were a greater number of large fabrication jobs completed in the period.

Our U.S. segment gross margin as a percentage of revenues decreased from 20.5% in the nine months ended September 30, 2019 to (6.5)% in the nine months ended September 30, 2020 primarily due to reduced activity at our lodges and wellsite markets and reduced operating efficiencies at lower activity levels.

Liquidity and Capital Resources

In September 2020, we entered into an amendment to our Credit Agreement, which reduced total lender commitments by $96.2 million. For additional information regarding the Amended Credit Agreement, see "Amended Credit Agreement" below.

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our hospitality services, developing new lodges and villages, purchasing or leasing land, and for general working capital needs. In addition, capital has been used to repay debt, fund strategic business acquisitions and pay dividends. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under our Amended Credit

Agreement and proceeds from equity issuances. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions, refinance debt or retire preferred shares.

The following table summarizes our consolidated liquidity position as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Lender commitments (1)	$167,300	$263,500
Reductions in availability (2)	—	(6,591)
Borrowings against revolving credit capacity	(85,175)	(134,117)
Outstanding letters of credit	(3,433)	(2,031)
Unused availability	78,692	120,761
Cash and cash equivalents	6,938	3,331
Total available liquidity	$85,630	$124,092

(1)We also have a A$2.0 million bank guarantee facility. We had bank guarantees of A$0.7 million under this facility outstanding as of both September 30, 2020 and December 31, 2019, respectively.
(2)As of September 30, 2020, there were no reductions in our availability under the Amended Credit Agreement. As of December 31, 2019, $6.6 million of our borrowing capacity under the Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Credit Agreement.

Cash totaling $80.7 million was provided by operations during the nine months ended September 30, 2020, compared to $33.5 million provided by operations during the nine months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, $4.6 million was provided by working capital and $29.4 million was used in working capital, respectively. The increase in cash provided by working capital in 2020 compared to 2019 is largely due to decreased accounts receivable balances in Canada.

Cash was provided by investing activities during the nine months ended September 30, 2020 in the amount of $1.7 million, compared to cash used in investing activities during the nine months ended September 30, 2019 in the amount of $34.7 million. The decrease in cash used in investing activities was primarily due to lower capital expenditures and $4.7 million of other income associated with the settlement of a representations and warranties claim related to the Noralta acquisition in the nine months ended September 30, 2020. This compares to $16.9 million to fund the Action acquisition in the nine months ended September 30, 2019. Capital expenditures totaled $6.2 million and $25.5 million during the nine months ended September 30, 2020 and 2019, respectively. The decrease in capital expenditures from 2019 to 2020 was related primarily to the completion of the Sitka Lodge expansion, which occurred during 2019.

We expect our capital expenditures for 2020, exclusive of any expansionary spending, to be less than $15 million, which excludes any expansionary projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2020 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Amended Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the economic environment in our industry improve and the transaction economics are deemed to be attractive to us. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the prices of and demand for crude oil, met coal and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future as we continue to monitor the impact of COVID-19.

Net cash of $79.6 million was used in financing activities during the nine months ended September 30, 2020 primarily due to net repayments under our revolving credit facilities of $44.5 million, repayments of term loan borrowings of $31.1 million, $1.5 million used to settle tax obligations on vested shares under our share-based compensation plans and debt issuance costs of $2.6 million. Net cash of $2.8 million was used in financing activities during the nine months ended September 30, 2019 primarily due to repayments of term loan borrowings of $26.1 million, $4.3 million used to settle tax obligations on vested shares under our share-based compensation plans and debt issuances costs of $1.9 million, partially offset by net borrowings under our revolving credit facilities of $29.5 million.

The following table summarizes the changes in debt outstanding during the nine months ended September 30, 2020 (in thousands):

Balance at December 31, 2019	$359,080
Borrowings under revolving credit facilities	324,611
Repayments of borrowings under revolving credit facilities	(369,122)
Repayments of term loans	(31,092)
Translation	(10,931)
Balance at September 30, 2020	$272,546

We believe that cash on hand and cash flow from operations will be sufficient to meet our anticipated liquidity needs in the coming 12 months. If our plans or assumptions change, including as a result of the impact of COVID-19 or the decline in the price of and demand for oil, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, an element of our long-term business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances or may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders.

Amended Credit Agreement

As of December 31, 2019, our Credit Agreement, as then amended, provided for: (i) a $263.5 million revolving credit facility scheduled to mature on November 30, 2021 for certain lenders, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $183.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $285.4 million term loan facility scheduled to mature on November 30, 2021 for certain lenders in favor of Civeo.

On September 3, 2020, the third amendment to the Credit Agreement (as so amended, the Amended Credit Agreement) became effective, which, among other things:

•Extended the maturity date by 18 months of the commitments and loans of each lender remaining a lender following the effectiveness of the Amended Credit Agreement to May 30, 2023. Certain lenders are not extending the maturity date of their commitments and loans; the loans of the non-extending lenders were paid in full primarily with borrowings under the facility, and their commitments terminated on the date the Amended Credit Agreement became effective.

•Increased the margin applicable to loans and the commitment fee payable on the commitments of the lenders. Prior to entering into the Amended Credit Agreement, (i) the margin applicable to Eurocurrency loans, BBSY rate loans and B/A loans ranged from 2.25% to 4.00%, (ii) the margin applicable to ABR loans, Canadian Prime rate loans and U.S. Base rate loans ranged from 1.25% to 3.00% and (iii) the commitment fee ranged from 0.51% to 0.90%, in each case increasing as the total leverage ratio of the parent borrower and its subsidiaries increased from less than 2.00 to 1.00 to greater than 4.00 to 1.00. Following entry into the Amended Credit Agreement, these ranges have increased to (i) 3.50% to 4.50%, (ii) 2.50% to 3.50% and (iii) 0.875% to 1.125%, respectively, in each case as the total leverage ratio increases from less than 2.50 to 1.00 to greater than 3.50 to 1.00.

•Decreased (i) the U.S. revolving commitments from $20.0 million to $10.0 million, (ii) the maximum permitted amount of U.S. L/C exposure from $15.0 million to $10.0 million to match the reduction in the U.S. revolving commitments, (iii) the Canadian revolving commitments from $183.5 million to $122.3 million and (iv) the Australian revolving commitments from $60.0 million to $35.0 million.

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

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin of 3.50% to 4.50%, or a base rate plus 2.50% to 3.50%, in each case based on a ratio of our total debt to consolidated EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a B/A Discount Rate (as defined in the Amended Credit Agreement) based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 3.50% to 4.50%, or a Canadian Prime rate plus a margin of 2.50% to 3.50%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Amended Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 3.50% to 4.50%, based on a ratio of our total debt to consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks is addressed in the Amended Credit Agreement and at such time the transition from LIBOR or CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to LIBOR or CDOR that gives due consideration to (1) the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time for the replacement of LIBOR and (2) any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.
The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.0 to 1.0 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.75 to 1.0 (as of September 30, 2020). As noted above, the permitted maximum leverage ratio to 3.5 to 1.0 beginning December 31, 2020. Following a qualified offering of indebtedness with gross proceeds in excess of $150 million, we will be required to maintain a maximum senior secured ratio less than 2.50 to 1.0. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of September 30, 2020.
Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of September 30, 2020, we had eight lenders that were parties to the Amended Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.4 million to $71.1 million. As of September 30, 2020, we had outstanding letters of credit of $0.3 million under the U.S. facility, $0.5 million under the Australian facility and $2.6 million under the Canadian facility.

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

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on September 30, 2020, thereby increasing the liquidation preference to $10,511 per share as of September 30, 2020. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, except for net repayments under our revolving credit facilities, there were no material changes to the disclosure regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2020, we had $272.5 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $2.7 million annually, based on our floating-rate debt obligations and interest rates in effect as of September 30, 2020.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$0.2 billion and A$0.3 billion, respectively, at September 30, 2020. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of September 30, 2020 would result in translation adjustments of approximately $16 million and $29 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

(a)INDEX OF EXHIBITS

Exhibit No.		Description

10.1	—
Third Amendment to Amended and Restated Syndicated Facility Agreement, dated as of September 3, 2020, among Civeo Corporation and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders named therein, Royal Bank of Canada, as Administrative Agent, and the other agents party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on September 8, 2020).

10.2 †*	—	First Amendment to Executive Change of Control Severance Agreement between Civeo Corporation and Allan Schoening, effective as of July 20, 2020.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934.

101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
---------

*	Filed herewith.
**	Furnished herewith.
†	Management contracts and compensatory plans and arrangements.

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

CIVEO CORPORATION

Date: October 28, 2020	By /s/ Carolyn J. Stone
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)