Form 10-K
period 2020-12-31
Civeo Corp
filed 2021-02-26
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to

 Commission file number: 001-36246
 Civeo Corporation
____________

 (Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1253716
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Allen Center, 333 Clay Street, Suite 4980,
Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

713 510-2400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Shares, no par value	CVEO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was $81,953,395.

The Registrant had 14,286,290 common shares outstanding as of February 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2021 Annual General Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

On November 19, 2020, we effected a reverse share split where each twelve issued and outstanding common shares were converted into one common share (the Reverse Share Split). Our common shares began trading on a reverse share split-adjusted basis on November 19, 2020. All common share and per common share data included in this annual report have been retroactively adjusted to reflect the Reverse Share Split.

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

In any forward-looking statement where we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking this into account, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us:

•the level of supply and demand for oil, metallurgical coal, natural gas, iron ore and other minerals;

•the level of activity, spending and developments in the Canadian oil sands;

•the level of demand, particularly from China, for coal and other natural resources from and investments and opportunities in Australia;

•the availability of attractive oil and natural gas field assets, which may be affected by governmental actions or environmental activists which may restrict drilling;

•fluctuations in the current and future prices of oil, coal, natural gas, iron ore and other minerals;

•failure by our customers to reach positive final investment decisions on, or otherwise not complete, projects with respect to which we have been awarded contracts to provide related hospitality services, which may cause those customers to terminate or postpone the contracts;

•fluctuations in currency exchange rates;

•the impact of the ongoing COVID-19 pandemic and the response thereto;

•general global economic conditions and the pace of global economic growth;

•changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof, including taxing authorities not agreeing with our assessment of the effects of such laws, treaties and regulations;

•changes to government and environmental regulations, including climate change;

•global weather conditions, natural disasters, global health concerns and security threats;

•our ability to hire and retain skilled personnel;

•the availability and cost of capital, including the ability to access the debt and equity markets;

•our ability to integrate acquisitions;

•the development of new projects, including whether such projects will continue in the future; and

•other factors identified in Item 1A. - "Risk Factors" of this annual report.

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

Our Company

We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. We provide a full suite of hospitality services for our guests, including lodging, food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of accommodation facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore producing regions, and our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. Our extensive suite of services enables us to meet the unique needs of each of our customers, while providing comfortable accommodations for their employees.

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

We provide hospitality services that span the lifecycle of customer projects, from the initial exploration and resource delineation to long-term production. Initially, as customers assess the resource potential and determine how they will develop it, they typically need our hospitality services for a limited number of employees for an uncertain duration of time. Our fleet of mobile assets is well-suited to support this initial exploratory stage as customers evaluate their development and construction plans. As development of the resource begins, we are able to serve their needs through either: (1) our fleet of mobile assets, particularly for shorter term projects such as pipeline construction and seasonal drilling programs; (2) our scalable lodge or village model; or (3) our service of guests in customer-owned facilities. As projects grow and headcount needs increase, we are able to meet our customers growing needs at our accommodation facilities or with our hospitality services. By providing infrastructure support and hospitality services early in the project lifecycle, we are well positioned to continue to service our customers throughout the production phase, which typically lasts decades.

Our scalable facilities provide workforce accommodations where, in many cases, traditional accommodations and related housing are not accessible, sufficient or cost effective. Our customers are able to outsource their accommodations needs to a single supplier, maintaining employee welfare and satisfaction while focusing their investment on their core resource production efforts. Our primary focus is on providing these hospitality services to leading natural resource companies at our major properties, which we refer to as lodges in Canada and the U.S. and villages in Australia, or at facilities owned by our customers. We own and operate 28 lodges and villages with a total of approximately 30,000 rooms. We operate approximately 9,000 rooms owned by our customers. Additionally, in both Canada and the U.S., we also offer a fleet of mobile assets which serve shorter term projects, such as pipeline construction. We have long-standing relationships with many of our customers, many of whom are, or are affiliates of, large, investment-grade energy and mining companies.

Demand for our hospitality services is influenced by four primary factors: (1) commodity prices, (2) available infrastructure, (3) headcount requirements and (4) competition. Current commodity prices, and our customers’ expectations for future commodity prices, influence customers’ spending and maintenance on current productive assets, expansion of existing assets and greenfield development of new assets. In addition to commodity prices, different types of customer activity require varying workforce sizes, influencing the demand for our services. Competing locations and services will also influence demand for our rooms and services.

In the Canadian oil sands region, demand for our hospitality services is primarily influenced by oil prices. Spending on the construction and development of new projects has historically decreased as the outlook for oil prices decreases. However, spending on current operations and maintenance has historically reacted less quickly and less severely to changes in oil prices, as customers consider their cash operating costs, rather than overall full-cycle returns. Likewise, construction and expansion projects already underway have also been less sensitive to commodity price decreases, as customers generally focus on completion and incremental costs. In 2020, demand for our services was impacted by the significant decline in oil prices stemming from global oversupply of oil coupled with the historic decline in oil demand due to the COVID-19 pandemic. Canadian oil prices were also impacted by provincial oil production curtailments and continued insufficient long-term takeaway capacity. Natural gas prices also influence oil sands activity as an input cost: as natural gas prices fluctuate, a significant component of our customers’ operating costs fluctuate as well.

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

Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). LNGC activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve several portions of the related pipeline construction activity. See "Canada-Canadian British Columbia Lodge" for more information.

Our Australian villages support similar activities as our Canadian lodges for the natural resources industry in Australia. Our customers are typically developing and producing met coal, iron ore and other minerals which have resource lives that are measured in decades. As such, their spending levels tend to react similarly to commodity prices as the spending levels of our Canadian customers. Spending on producing assets is less sensitive to commodity price decreases in the short and medium term, assuming the projects remain cash flow positive. However, new construction projects and expansionary projects are typically canceled or deferred during periods of lower met coal and iron ore prices. Similar to the Canadian market, new project construction activity typically requires larger workforces than day-to-day operations, where proximity and availability of customer-owned rooms influences the demand for our rooms and services. Since 2017, our customer service requirements have primarily been driven by production, maintenance and operational activities. More recently, we have seen an increase in the number of significant maintenance projects, along with customers initiating projects to optimize their operations. This work has also included some small mine expansion projects. Current met coal prices and global economic and political uncertainty make it unlikely that our customers will move forward with major met coal expansionary projects in 2021. Customer growth projects for met coal could be sanctioned later in 2021 and into 2022 should the global economy and met coal prices stabilize. However, current high iron ore prices are conducive to customer growth projects and we expect to support several such growth projects in Western Australia in 2021.

Our U.S. operations are primarily tied to activity in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies, as well as activity in the Louisiana downstream and offshore Gulf of Mexico markets. Given the shorter investment horizon and decision cycle of our U.S. customers, which is typically on a well-by-well basis, spending activities of U.S. customers normally react more quickly to changes in oil and natural gas prices. These spending dynamics were clearly demonstrated in 2020. With the decline in oil prices in April 2020 due to the COVID-19 pandemic and its impact on global oil demand, U.S. drilling and completion activity reached historic lows. By August 2020, the U.S. drilling rig count fell to an all-time low of 172. U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher West Texas Intermediate oil prices, pipeline capacity and sufficient capital to support exploration and production (E&P) drilling and completion plans. The Permian Basin remains the most active U.S. unconventional play, representing 66% of the oil rigs active in the U.S. at the end of 2020. As the U.S. market for drilling rig accommodations is primarily supported by mobile assets, competition for well accommodations is primarily driven by the availability of permanent and temporary camp assets in the markets we service and pricing among our competitors, including hotels.

For the years ended December 31, 2020, 2019 and 2018, we generated $529.7 million, $527.6 million and $466.7 million in revenues and $147.2 million, $49.1 million and $88.1 million in operating loss, respectively. The majority of our operations, assets and income are derived from the hospitality services provided at lodges and villages we own that have historically been contracted by our customers under multi-year, take-or-pay or exclusivity contracts. The hospitality services we provide at these facilities generated 66% of our revenue for the year ended December 31, 2020. Important performance metrics include revenue related to our major properties, average daily rate and aggregate billed rooms. The table below summarizes these key statistics for the periods presented in this annual report.

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except for room counts and average daily rate)
Accommodation Revenue (1)
Canada	$202,534	$281,577	$266,899
Australia	144,070	126,047	117,896
United States	2,451	12,462	18,288
Total Accommodation Revenue	$349,055	$420,086	$403,083

Mobile Facility Rental Revenue (2)
Canada	$33,192	$9,575	$9,316
United States	16,837	28,119	20,389
Total Mobile Facility Rental Revenue	$50,029	$37,694	$29,705

Food Service and Other Services Revenue (3)
Canada	$33,923	$33,485	$15,601
Australia	90,472	30,046	1,342
United States	50	145	170
Total Food Service and Other Services Revenue	$124,445	$63,676	$17,113

Manufacturing Revenue (4)
Canada	$—	$1,014	$4,196
United States	6,200	5,085	12,595
Total Manufacturing Revenue	$6,200	$6,099	$16,791

Total Revenue	$529,729	$527,555	$466,692

Average Daily Rates for Lodges and Villages (5)
Canada	$95	$91	$89
Australia	$73	$73	$78

Total Billed Rooms for Lodges and Villages (6)
Canada	2,095,784	3,078,727	3,007,229
Australia	1,968,284	1,717,186	1,512,030

Average Exchange Rate
Canadian dollar to U.S. dollar	$0.75	$0.75	$0.77
Australian dollar to U.S. dollar	0.69	0.70	0.75

(1)Includes revenues related to lodge and village rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to mobile assets for the periods presented.
(3)Includes revenues related to food service, laundry and water and wastewater treatment services, and facilities management for the periods presented.
(4)Includes revenues related to modular construction and manufacturing services for the periods presented.
(5)Average daily rate is based on billed rooms and accommodation revenue for Civeo owned rooms during the periods presented.
(6)Billed rooms represents total billed days for the periods presented.

Our History

Our Canadian operations, founded in 1977, began by providing modular rental housing to energy customers, primarily supporting drilling rig crews in the Western Canadian Sedimentary Basin. Over the next decade, we acquired a food service operation, enabling us to provide a more comprehensive accommodation solution. Through our experience with Syncrude’s Mildred Lake Village, a 2,100 bed facility that we operated and managed for them for nearly 20 years, we recognized a need for a premium, and more permanent, solution for workforce accommodations and hospitality services in the Canadian oil sands region. Pursuing this strategy, we opened PTI Lodge in 1998, one of the first independent lodging facilities in the region.

Through our wide range of hospitality services, we are able to identify, solve and implement solutions and services that enhance the guests’ accommodations experience and reduce the customer’s total cost of housing a workforce in a remote operating location. Using our experiences and service delivery model, our hospitality services have evolved to include fitness centers, water and wastewater treatment, laundry service and many other enhancements. In 2018, we acquired Noralta Lodge Ltd. (Noralta), which provided remote hospitality services in Alberta, Canada (the Noralta Acquisition) through eleven lodges comprising over 5,700 owned rooms and 7,900 total rooms. Over time, we have developed into Canada’s largest third-party provider of accommodations and hospitality services in the Canadian oil sands region.

During 2015, we entered the Canadian LNG market with the construction of our Sitka Lodge. In 2018, LNGC's partners announced that a positive FID had been reached on the Kitimat LNG Facility. British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve several portions of the related pipeline construction activity.

With the acquisition of our Australian business in December 2010, we began providing hospitality services to support the Australian natural resources industry through our villages located in Queensland, New South Wales and Western Australia. Like Canada, our Australian business has a long-history of taking care of customers in remote regions, beginning with its initial Moranbah Village in 1996, and has grown to become Australia’s largest independent provider of hospitality services for people working in remote locations. Our Australian business was the first to introduce resort-style accommodations to the mining sector, adding landscaping, outdoor kitchens, pools, fitness centers and, in some cases, taverns. In 2019, we acquired Action Industrial Catering (Action), a provider of catering and managed services (which we refer to as integrated services) to the mining industry in Western Australia. The Action acquisition enhanced our service offering, geographic footprint and exposure to new commodities in Australia and underlines our focus on pursuing growth opportunities that fit within our core competencies and strategic direction. In all our operating regions, our business is built on a culture of continuous service improvement to enhance the guest experience and reduce customers' workforce housing costs.

Our Industry

We provide hospitality services for the natural resource industries. Our scalable facilities provide long-term and temporary workforce accommodations where traditional accommodations and related infrastructure often are not accessible, sufficient or cost effective. Once facilities are deployed in the field, we also provide hospitality services such as lodging, food service, housekeeping, and maintenance, as well as operations, including laundry, water and wastewater treatment, power generation, communication systems, security and logistics. Our hospitality services can be provided at accommodation facilities we own or at facilities owned by our customers. Demand for our services is cyclical and substantially dependent upon activity levels, particularly our customers’ willingness to spend capital on the exploration for, development and production of oil, met coal, LNG, iron ore and other natural resources. Our customers’ spending plans generally are based on their view of commodity supply and demand dynamics, as well as the outlook for near-term and long-term commodity prices. As a result, the demand for our services is sensitive to current and expected commodity prices.

We serve multiple projects and multiple customers at most of our sites, which allows those customers to share some of the costs associated with their peak accommodations needs, including infrastructure (power, water, sewer and information technology) and central dining and recreation facilities.

Our business is significantly influenced by: (1) the level of production of oil sands deposits and associated maintenance and turnaround activities in Alberta, Canada; met coal production in Australia's Bowen Basin and iron ore production in Western Australia; (2) activity levels in support of extractive industries in Australia; (3) LNG and related pipeline activity in Canada; and (4) oil production in the U.S.

Historically, Canadian oil sands developers and Australian mining companies built, owned and in some cases operated the accommodations necessary to house their personnel in these remote regions because local labor and third-party owned rooms were not available. Over the past 20 years, and increasingly over the past 10 years, some customers have moved away from the in sourcing business model for some of their accommodation needs as they recognize that owning accommodations and providing the hospitality services are non-core investments for their business.

We believe that our existing industry divides accommodations into two primary types: (1) lodges and villages and (2) mobile assets. Civeo is principally focused on hospitality services at lodges and villages. Lodges and villages typically contain a larger number of rooms and require more time and capital to develop. These facilities typically have dining areas, meeting rooms, recreational facilities, pubs and taverns and landscaped grounds where weather permits. Lodges and villages are generally supported by multi-year, take-or-pay or exclusivity contracts. These facilities are designed to serve the long-term needs of customers in developing and producing their natural resource developments. Mobile assets are designed to follow customers’ activities and can be deployed rapidly to scale. They are often used to support conventional and in-situ drilling crews, as well as pipeline and seismic crews, and are contracted on a project-by-project, well-by-well or short-term basis. Oftentimes, customers will initially require mobile assets as they evaluate or initially develop a field or mine. Mobile asset projects can be dedicated and committed to a single customer or project or can serve multiple customers.

The accommodation facilities market supporting the natural resource industry is segmented into competitors that serve components of the overall value chain, but very few offer the entire suite of hospitality services to customers. We estimate that customer-owned rooms represent over 50% of the market. Engineering firms such as Bechtel, Fluor and ColtAmec often design accommodations facilities. Many public and private firms, such as ATCO Structures & Logistics Ltd. (ATCO), Dexterra Group Inc. (Dexterra), Alta-Fab Structures Ltd. (Alta-Fab) and Northgate Industries Ltd. (Northgate), build modular accommodations for sale. Dexterra, Black Diamond Group Limited (Black Diamond), ATCO, Royal Camp Services Ltd. and Target Hospitality primarily own and lease units to customers and, in some cases, provide facility management services, usually on a shorter-term basis with a more limited number of rooms, similar to our mobile assets business. Facility service companies, such as Aramark Corporation (Aramark), Sodexo Inc. (Sodexo), Compass Group PLC (Compass Group), or Cater Care typically do not invest in and own the accommodations assets, but will provide hospitality services at third-party or customer-owned facilities.

Canada

Overview

During the year ended December 31, 2020, we generated approximately 51% of our revenue from our Canadian operations. We are Western Canada’s largest provider of hospitality services for people working in remote locations. We provide our services through our lodges and mobile assets and at customer-owned locations. Our hospitality services support workforces in the Canadian LNG and oil sands markets and in a variety of oil and natural gas drilling, mining, pipeline and related natural resource applications.

Canadian Market

Demand for our hospitality services in the Canadian market is largely commodity price driven. In the Canadian oil sands region, demand is primarily influenced by the longer-term outlook for crude oil prices rather than current energy prices, given the multi-year production life of oil sands projects and the capital investment associated with development of such large-scale projects. Demand for our Canadian lodges is secondarily impacted by oil pipeline takeaway capacity; and, in 2020, a provincial oil production curtailment policy was imposed by the Government of Alberta. However, monthly production limits were put on hold in December 2020 until further notice, allowing operators to produce freely at their discretion while the government monitors production. Should forecasts show storage inventories approaching maximum capacity, the government may reintroduce production limits. Demand for hospitality services related to LNG is influenced by the global prices for LNG. Utilization of our existing Canadian capacity and any future expansions will largely depend on continued LNG and oil sands spending related to existing production, maintenance activities and potential future expansion of existing projects.

The Athabasca oil sands are located in northern Alberta, an area that is very remote, with a limited local labor supply. Of Canada’s approximately 38 million residents, nearly half of the population lives in ten cities, while approximately 12% of the population lives in Alberta and less than 1% of the population lives within 100 kilometers of the oil sands activity. The local municipalities, of which Fort McMurray is the largest, have limited infrastructure to respond to workforce accommodation demands and are a significant driving distance from many of the oil sands projects. As such, the workforce accommodations market provides a cost-effective solution to the challenge of staffing large oil sands projects by sourcing labor largely throughout Canada to work on a rotational basis.

Similarly, the LNGC project located in Kitimat, British Columbia, is expected to need as many as 7,500 workers to construct the liquefaction facilities. The population of Kitimat and the surrounding area is approximately 9,000.

Canadian Oil Sands Lodges

During the year ended December 31, 2020, activity in the Athabasca oil sands region generated approximately 61% of our Canadian revenue. The oil sands region continues to represent one of the world’s largest reserves for heavy oil. Our McClelland Lake, Wapasu Creek, Athabasca, Beaver River, Fort McMurray Village, Grey Wolf, Hudson, and Borealis lodges are focused on the northern region of the Athabasca oil sands, where customers primarily utilize surface mining to extract bitumen. Oil sands mining operations are characterized by large capital requirements, large reserves, large personnel requirements, very low exploration or reserve risk and relatively lower cash operating costs per barrel of bitumen produced. Our Conklin, Anzac, Red Earth and Wabasca lodges, as well as a portion of our mobile assets, are focused in the southern portion of the region where we primarily serve in-situ operations and pipeline expansion and maintenance activity. In-situ methods are used on reserves that are too deep for traditional mining methods. In-situ technology typically injects steam or solvents into the deep oil sands in place to separate the bitumen from the sand and pumps it to the surface where it undergoes the same upgrading treatment as the mined bitumen. Reserves requiring in-situ techniques of extraction represent 80% of the established recoverable reserves in Alberta. In-situ operations generally require less capital and personnel and produce lower volumes of bitumen per development, with higher ongoing operating expense per barrel of bitumen produced.

Our oil sands lodges primarily support personnel for ongoing operations associated with surface mining and in-situ oil sands projects, as well as maintenance, turnaround and expansionary personnel, generally under short and medium-term contracts.  Most of our oil sands lodges are located on land with leases obtained from the province of Alberta, with initial terms of ten years, or subleased from the resource developer. Our leases have expiration dates that range from 2022 to 2028. In recent years, we have successfully renewed or extended all expiring land leases. Two of our oil sands properties are located on land which we own.

In order to operate a lodge in Canada, we are required to obtain a development permit from the regional municipality in which the lodge resides. The development permits are granted for a term ranging from one to ten years. Our development permits have expiration dates that range from 2021 to 2025. In recent years, we have successfully renewed or extended all expiring development permits. See “Item 1A. Risk Factors-Risks Related to Our Business-The majority of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease or obtain permits necessary to operate on such leased land, we could be materially and adversely affected.” of this annual report for further information.

We provide a range of hospitality services at our lodges, including reservation management, check in and check out, food service, housekeeping and facilities management. Our lodge guests receive amenities similar to a full-service hotel plus three meals a day. Our Wapasu Creek Lodge, with more than 5,000 rooms, is equivalent in size to the largest hotels in North America.

We provide our hospitality services at the lodges we own on a day rate or monthly rental basis, and our customers typically commit for short to medium-term contracts (from several months up to several years). Most customers make a minimum nightly or monthly room commitment or an aggregate total room night commitment for the term of the contract, and the multi-year contracts typically provide for inflationary escalations in rates for increased food, labor and utilities costs.

Canadian British Columbia Lodge

As previously discussed, in October 2018, LNGC's partners announced a positive FID on the Kitimat LNG Facility. British Columbia LNG activity and related Coastal GasLink (CGL) pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve several portions of the related pipeline construction activity. We previously announced contract awards for locations along the CGL pipeline project and room commitments for our Sitka Lodge. The actual timing of when revenue is realized from the CGL pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, including recent blockades that aim to delay construction. Our current expectation is that our contracted commitments associated with the CGL pipeline project will be completed in early 2022.

Canadian Lodge Locations

LODGES
PLAYS OF INTEREST
Horn River
Montney
LNG Terminals
Peace River Oil Sands
Athabasca Oil Sands
Cardium
Cold Lake Oil Sands
Bakken
Red Earth Lodge
Wabasca Lodge
McClelland Lake Lodge
Wapasu Creek lodge
Grey Wolf Lodge
Athabasca Lodge & Beaver River Executive Lodge
Fort McMurray Village, Hudson & Borealis Lodges
Anzac Lodge
Conklin Lodge
Sitka Lodge
EDMONTON
CALGARY
CANADA
USA

Rooms in our Canadian Lodges

			As of December 31,
Lodges	Region	Extraction Technique	2020	2019	2018
Wapasu Creek	N. Athabasca	mining	5,246	5,246	5,246
Athabasca (2)	N. Athabasca	mining	2,005	2,005	2,005
McClelland Lake	N. Athabasca	mining	1,997	1,997	1,997
Henday (1)	N. Athabasca	mining/in-situ	—	—	1,698
Beaver River (2)	N. Athabasca	mining	1,094	1,094	1,094
Fort McMurray Village:
Buffalo (1)	N. Athabasca	mining	—	—	573
Black Bear (2)	N. Athabasca	mining	531	531	531
Bighorn (2)	N. Athabasca	mining	763	763	763
Lynx	N. Athabasca	mining	855	855	855
Wolverine	N. Athabasca	mining	855	855	855
Borealis	N. Athabasca	mining	1,504	1,504	1,504
Grey Wolf	N. Athabasca	mining	946	947	946
Firebag (1)	N. Athabasca	in situ	—	—	664
Hudson	N. Athabasca	mining	624	624	624
Wabasca (2)	S. Athabasca	mining	288	288	246
Red Earth (2)	S. Athabasca	mining	216	216	216
Conklin (2)	S. Athabasca	mining/in-situ	616	1,012	1,032
Anzac	S. Athabasca	in-situ	526	526	526
Mariana Lake (1)	S. Athabasca	mining	—	—	686
Subtotal – Oil Sands			18,066	18,463	22,061
Sitka Lodge	Kitimat, BC	LNG	958	1,186	646
Total Rooms			19,024	19,649	22,707

(1)Permanently closed as of December 31, 2020.
(2)Currently closed as of December 31, 2020, due to low activity level in the region. All seven closed lodges are periodically assessed for impairment, in accordance with U.S. generally accepted accounting principles (U.S. GAAP). See Note 4 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

Hospitality Services at Third-Party Owned Facilities

We also provide hospitality services at facilities owned by our customers. Historically, this has been focused around natural resource production-related housing facilities that are owned by oil production companies. The facilities we manage range anywhere from 100 to 1,500 rooms. We customize our service offerings depending on our customer’s needs. Hospitality services can be performed on an end-to-end basis with food service, housekeeping, maintenance and utility services included or in segments such as food service only.

Canadian Mobile Assets
Our mobile assets consist of modular, skid-mounted accommodations and central facilities that can be quickly configured to serve a multitude of short to medium-term accommodation needs. Dormitory, kitchen and ancillary assets can be rapidly mobilized and demobilized and are scalable to support 200 to 800 people in a single location. In addition to asset rental, we provide hospitality services such as food service and housekeeping, as well as other camp management services. Our mobile assets service the traditional oil and gas sector in Alberta and British Columbia and in-situ oil sands drilling and development operations in Alberta, as well as pipeline construction crews throughout Western Canada. These assets have also been used in the past in disaster relief efforts, the 2010 Vancouver Winter Olympic Games and a variety of other non-energy related projects.

Our mobile assets are rented on a per unit basis based on the number of days that a customer utilizes the asset, and, in some cases, involve standby rental arrangements. In cases where we provide food service or ancillary services, the contract can provide for per unit pricing or cost-plus pricing. Customers are also typically responsible for mobilization and demobilization costs. Our focus on hospitality service contracts has allowed us to successfully pursue food service only opportunities. Due to our experience servicing customer-owned facilities, this business easily fits into our overall strategy.

Australia

Overview

During the year ended December 31, 2020, we generated 44% of our revenue from our Australian operations. As of December 31, 2020, we owned 9,046 rooms across nine villages, of which 7,392 rooms service the Bowen Basin region of Queensland, one of the premier met coal basins in the world. We provide hospitality services on a day rate basis to mining and related service companies (including construction contractors), typically under short and medium-term contracts (one to three years) with minimum nightly room commitments. In addition, we provide integrated services to the mining industry in Western Australia.

Australian Market

As the largest contributor to exports and a major contributor to the country’s gross domestic product and government revenue, the Australian natural resources industry plays a vital role in the Australian economy. Australia has broad natural resources, including met and thermal coal, conventional and coal seam gas, base metals, iron ore and precious metals such as gold. Australia is the largest exporter of met coal and iron ore in the world, in addition to being in close proximity to the largest steel producing countries in the world. The growth of Australian natural resource commodity exports over the last decade has been largely driven by strong Asian demand for met coal, iron ore and LNG. Australia’s resources are primarily located in remote regions of the country that lack infrastructure and resident labor forces to produce these resources, as the majority of Australia’s population is located on the east coast of the country. As a result, much of the natural resources labor force works on a rotational basis, which often requires a commute from a major city or the coast to a living arrangement near the resource projects. Consequently, there is substantial need for workforce accommodations and hospitality services to support resource production in the country. Workforce accommodations have historically been built and owned by the resource developer/owner, with third parties providing the hospitality and facility management services, typical of an insourcing business model.

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

During the year ended December 31, 2020, our five villages in the Bowen Basin of central Queensland generated 55% of our Australian revenue. The Bowen Basin contains one of the largest coal deposits in Australia and is renowned for its premium met coal. In addition, we provide village operation and mine site cleaning services at six customer locations in the Pilbara and Kimberly regions of Western Australia, which are renowned for high grade iron ore production. Our villages and customer-based locations are focused on the mines in the central portion of the Pilbara and Bowen Basins and are well positioned for the active mines in the region.

Currently China and Australia are in a trade dispute that has led to China implementing an unofficial trade embargo on Australian coal. China has historically accounted for approximately 22% of Australia’s met coal exports. The continuing uncertainty in the demand for met coal, related to the impact of Chinese bans on the importation of Australian commodities, led to a decrease in the met coal spot price to US$103 per tonne at December 31, 2020. The softening of the met coal spot price at the end of 2020 has been exacerbated as Chinese mills and traders resell stranded Australian met coal at a discount. As a result, there is currently a shuffling of global export trade flows, coupled with growing demand for steel with an infrastructure led recovery which may lead to near term growth in Australian met coal spot pricing. Should this dispute continue, it could negatively impact pricing and demand for Australian met coal.

To date, we have not seen an overall material decline in occupancy at our Australian villages resulting from the COVID-19 pandemic or the Chinese trade dispute.

Beyond the Pilbara and Bowen Basins, we serve several other markets with four additional villages and five customer-owned villages. At the end of 2020, we had two villages with over 1,000 combined rooms in the Gunnedah Basin, a thermal and met coal region in New South Wales. In Western Australia, we serve workforces related to LNG facilities operations on the Northwest Shelf through our Karratha village and gold production in the Goldfields region through our Kambalda village. In addition, we provide hospitality services in Western Australia at five customer-owned villages which support workforces related to nickel, copper, zinc, silver and gold production in the Goldfields-Esperance region and lithium production in the Pilbara region.

Australian Village Locations

Karratha
Kambalda
PERTH
Coppabella
Nebo
Moranbah
Dysart
Middlemount
BRISBANE
Narrabri
Boggabri
SYDNEY
VILLAGES
PLAYS OF INTEREST

Owned Rooms in our Australian Villages

			As of December 31,
Villages	Resource Basin	Commodity	2020	2019	2018
Coppabella	Bowen	met coal	3,048	3,048	3,048
Dysart	Bowen	met coal	1,798	1,798	1,798
Moranbah	Bowen	met coal	1,240	1,240	1,240
Middlemount	Bowen	met coal	816	816	816
Boggabri	Gunnedah	met/thermal coal	622	622	622
Narrabri	Gunnedah	met/thermal coal	502	502	502
Nebo	Bowen	met coal	490	490	490
Calliope (1)	-	LNG	—	—	300
Kambalda	-	Gold, lithium	232	232	232
Karratha	Pilbara	LNG, iron ore	298	298	298
Total Rooms			9,046	9,046	9,346

(1) Sold in September 2019.

Our Australian segment includes nine company-owned villages with 9,046 rooms as of December 31, 2020, which are strategically located near long-lived, low-cost mines operated by large mining companies. Our Australian business provides hospitality services to mining and related service companies under short- and medium-term contracts. Our growth plan for this part of our business continues to include enhanced occupancy and expansion of these properties where we believe there is durable long-term demand, as well as to provide hospitality services at customer-owned assets.

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

Hospitality Services at Third-Party Owned Facilities

We also provide hospitality services at customer-owned villages to the mining industry in Western Australia. Historically, this has been focused around natural resource production-related village facilities that are primarily owned by iron ore production companies. We provide village operation services at eleven customer-owned locations, which represent over 7,000 rooms, primarily in the Pilbara region of Western Australia, one of the premier iron ore bodies in the world, and in the Kimberly and Goldfields-Esperance regions of Western Australia. The facilities we manage range anywhere from 200 to 1,750 rooms. We work together with our customers to customize our service offerings depending on our customer’s needs. Hospitality services can be performed on an end-to-end basis with food service, housekeeping and site maintenance included or in segments such as food service only. Mine site cleaning services are also provided at some of our customer-owned locations.

U.S.

Overview

During the year ended December 31, 2020, our U.S. business generated 5% of our revenue. Our U.S. business has operational exposure in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies. The business provides accommodations facilities with hospitality services and highly mobile smaller assets that follow drilling rigs and completion crews as well as accommodations, office and storage modules that are placed on offshore drilling rigs and production platforms. Our U.S. business also provides lodging and hospitality services to the downstream industry through a 300-room facility near Lake Charles, Louisiana.

U.S. Market

Onshore oil and natural gas development in the U.S. has historically been supported by local workforces traveling short to moderate distances to the worksites. With the development of substantial resources in regions such as the Bakken and Permian Basin, labor demand exceeded the local labor supply and accommodations infrastructure to support the demand. Consequently, demand for remote, scalable accommodations and hospitality services developed in the U.S. Demand for workforce accommodations in the U.S. has historically been tied to the level of oil and natural gas exploration and production activity, which is primarily driven by oil and natural gas prices. Activity levels have been, and we expect will continue to be, highly correlated with hydrocarbon commodity prices.

U.S. Locations

CANADA
USA
LODGES
WELL SITE SERVICE BRANCHES
PLAYS OF INTEREST
Bakken
Killdeer Lodge
Wright, WY
Jonah
Niobrara
Piceance
Yukon, OK
Bloomfield, NM
Woodford
Carlsbad, NM
West Permian Lodge
Permian
Pecos, TX
HOUSTON
Eagle Ford
Acadian Acres

U.S. Mobile Assets

Our business in the U.S. consists primarily of mobile assets, both in the lower 48 states, including the (1) Permian Basin region, (2) Mid-Continent region, (3) Bakken region and (4) the Rockies region. We provide a variety of sizes and configurations to meet the needs of E&P companies, completion companies, infrastructure construction projects and offshore drilling and completion activity.

With the recent volatility in oil prices and a resulting reduction in spending by E&P companies, we have exited the Bakken and reduced our presence in the Rockies regions for our mobile assets. Those assets will either be sold or transported to our Permian Basin and Mid-Continent district locations. This process is underway and we expect it to be completed during the first half of 2021.

Our mobile assets are rented on a per unit basis based on the number of days that a customer utilizes the asset. In cases where we provide food service or other hospitality services, the contract can provide for per unit pricing or cost-plus pricing. Customers are also typically responsible for mobilization and demobilization costs.

U.S. Lodges

		As of December 31,
	State	2020	2019	2018
West Permian	TX	390	410	390
Acadian Acres	LA	300	300	400
Killdeer	ND	235	235	235
Total Rooms		925	945	1,025

We had three lodges in the U.S. comprised of 925 rooms as of December 31, 2020. Our Killdeer Lodge provides rooms to the Bakken Shale region in North Dakota. Our West Permian Lodge supports the Permian Basin in West Texas. Our Acadian Acres Lodge provides rooms near Lake Charles, Louisiana to support the Louisiana downstream market.

Community Engagement

With a focus on long-term indigenous community participation, our Canadian operations continue to work closely with a number of First Nations to develop mutually beneficial partnerships focused on revenue sharing, capacity building, employment and community investment and support. For over a decade, our Canadian operations supported Buffalo Metis Catering, a partnership with three Metis communities in the Regional Municipality of Wood Buffalo. Through this partnership, food and housekeeping services were delivered to three of our lodges. Beyond these services, this partnership provided a business incubator environment for a number of Metis business ventures. Our Canadian operations also procure services from a number of other First Nations-owned, Metis-owned and member-owned businesses including water hauling, snow removal and security services. In 2020, the annual value of these contracts was approximately C$40 million.

In 2019, our indigenous partnership initiatives were awarded a Gold level Progressive Aboriginal Relations (PAR) certification, by a jury comprised of indigenous business people, which was supported by an unbiased, independent, third-party verification of our performance. In 2016, Civeo was awarded a Silver level PAR certification by the Canadian Council for Aboriginal Business (CCAB), demonstrating our commitment to the principles and practices established by the CCAB. In addition, in 2011 and 2012, we were recognized with awards from the Alberta Chamber of Commerce.

In 2018, Civeo entered into three new indigenous partnerships in the oil sands region and two new partnerships in British Columbia. Our partnerships in British Columbia are tied to accommodations contracts secured by Civeo for the Kitimat LNG Facility and for the Coastal Gas Link pipeline project that originates in the North Montney region of north east British Columbia. Beyond revenue sharing, these arrangements provide procurement, employment, training, and ancillary business opportunities for indigenous owned businesses.

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

In addition, we have five unincorporated joint venture partnerships with indigenous landowners in Western Australia.  These agreements assist to develop the business capacity, project management skills and expertise of the indigenous joint venture members and also provide local employment opportunities and training.  Three of the five unincorporated joint venture partnerships entitle indigenous landowners to a profit distribution calculated in accordance with the unincorporated joint venture deeds. The remaining two agreements incentivize the joint venture members via milestone payments for business objectives achieved.

Customers and Competitors

Our customers primarily operate in oil sands mining and development, drilling, exploration and extraction of oil and natural gas and coal and other extractive industries. To a lesser extent, we also support other activities, including pipeline construction, forestry and humanitarian aid. Our largest customers in 2020 were Fortescue Metals Group Ltd and Imperial Oil Limited (a company controlled by ExxonMobil Corporation) who each accounted for more than 10% of our 2020 revenues.

Our primary competitors in Canada in lodge and mobile asset hospitality services include ATCO, Black Diamond, Dexterra and Clean Harbors, Inc. Some of these competitors have one or two locations similar to our oil sands lodges; however, based on our estimates, these competitors do not have the breadth or scale of our lodge operations. In Canada, we also compete against Aramark, Sodexo and Compass Group for third-party facility management and hospitality services.

Our primary competitors in Australia for our village hospitality services are customer-owned and operated villages as well as Ausco Modular (a subsidiary of Algeco Group) and Fleetwood Corporation. We also compete against Sodexo, Compass Group and Cater Care for third-party facility management services.

In the U.S., we primarily offer our lodge and mobile asset hospitality services and compete against Peak Oilfield Services (a subsidiary of Select Energy Services), Stallion Oilfield Holdings, Inc., Target Hospitality, HB Rentals (a subsidiary of Superior Energy Services), Oil Patch and Black Diamond.

Historically, many customers have invested in their own accommodations.  We estimate that our existing and potential customers own approximately 50% of the rooms available in the Canadian oil sands and 50% of the rooms in the Australian coal mining regions.

Our Lodge and Village Contracts

During the year ended December 31, 2020, revenues from our lodges and villages represented over 66% of our consolidated revenues. Our customers typically contract for hospitality services under take-or-pay or exclusivity contracts with terms that most often range from several months to three years. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for hospitality services, including meals, housekeeping, utilities and maintenance for workers staying in the lodges and villages. In most multi-year contracts, our rates typically have annual escalation provisions to cover expected increases in labor and consumables costs over the contract term. Over the term of a take-or-pay contract, the customer commits to either a minimum number of rooms over a specified period or an aggregate number of room nights over the period. Over the term of an exclusivity contract, rather than receiving a minimum room commitment, we are the exclusive hospitality service provider for the customer's employees working on a specific project or projects. In some contracts, customers have a contractual right to terminate rooms, for reasons other than a breach, in exchange for a termination fee. As of December 31, 2020, excluding exclusivity contracts and contracts without minimum room commitments, we had commitments for 22% of our rentable rooms for 2021 and 14% of our rentable rooms for 2022.

As of December 31, 2020, we had 8,948 rooms under contract. The table below details the expiration of those contracts:

Contracted Room Expiration
2021	1,983
2022	2,492
2023	1,000
2024	—
2025	—
Thereafter	3,473
Total	8,948

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

Human Capital Resources

We believe that our employees are one of our greatest resources. As of December 31, 2020, we had approximately 1,000 full-time employees and approximately 1,000 hourly employees on a consolidated basis, 54% of whom are located in Canada, 42% of whom are located in Australia and 4% of whom are located in the U.S.  We were party to collective bargaining agreements covering 885 employees located in Canada and 588 employees located in Australia as of December 31, 2020.

Attracting, retaining and mentoring the talent required to address the needs of our business is the basis of our human capital strategy. Not only do we provide what we believe to be a competitive and well-rounded compensation package, but we also believe that our exceptional safety record attracts and retains exceptional talent.

As a company, we recognize the importance of a diverse workforce represented by people from different backgrounds, experiences and ways of looking at the world. During 2020, we formed a Diversity and Inclusion Committee to help us serve our employees, clients and communities better as we strive to build a culture of inclusion. In Canada, we are committed to hiring Indigenous Peoples and expanding our Indigenous workforce, excluding corporate staff, to 10%. In 2020, we reached 9% Indigenous employment, excluding corporate staff, in Canada despite challenging market conditions that resulted in reduced hiring in the region. Approximately 11% of our total new hires in Canada were of Indigenous background during 2020. In addition, our Indigenous Procurement Policy in Canada helps foster strong community relationships while ensuring a local and diverse supply chain of business partners. In 2020, we purchased more than C$39 million in goods and services from the Indigenous business community, representing 25% of our total Canadian local spending. In Australia, all of our food suppliers are Australian companies and, where possible, are based locally. Through our membership with Supply Nation, a non-profit organization committed to supplier diversity and Indigenous business development, we have been able to direct approximately A$1.4 million each year into Indigenous-owned and operated companies, and we are always looking for more opportunities to partner with these businesses.

Civeo strives to offer competitive compensation, benefits and services that meet the needs of its employees, including short and long-term incentive packages, various defined contribution plans, healthcare benefits, and wellness and employee assistance programs. Management monitors market compensation and benefits in order to attract, retain, and promote employees and reduce turnover and its associated costs.

Civeo is committed to operating in a safe, secure and responsible manner for the benefit of its employees, customers and the communities Civeo serves in Canada, Australia and the U.S. Because we are committed to protecting the health and safety of our people, we operate in accordance with rigorous standards documented in an award-winning Health and Safety Process that has been recognized by industry associations as one of the best. In response to the COVID-19 pandemic, we have taken measures to help ensure the health and well-being of our employees, guests and contractors, including screening of individuals that enter our facilities, social distancing practices, enhanced cleaning and deep sanitization, the suspension of nonessential employee travel and implementation of work-from-home policies, where applicable. Our safety culture is driven by our leaders, in conjunction with active employee engagement.

At Civeo, we believe that investing in our people is an investment in our own success. Our commitment to training and career development enables employees to grow and advance in their careers while supporting our industry-leadership position. Committed to the continuous improvement of our team, we provide training in the technical and managerial skills needed for employees' current roles with a specific focus on safety, customer service and leadership development. We also build competency required for future projects and positions through e-learning modules, face-to-face delivery and nationally certified programs as well as licensing training offered by external providers.

Government Regulation

Our business is significantly affected by Canadian, Australian and U.S. laws and regulations at the federal, provincial, state and local levels relating to the oil, natural gas and mining industries, worker safety and environmental protection. Changes in these laws, including more stringent regulations and increased levels of enforcement of these laws and regulations, and the development of new laws and regulations could significantly affect our business and result in:

•increased difficulty securing required permits, approvals, licenses or other authorizations issued by federal, provincial and local authorities needed to carry out our operations or our customers' operations;

•increased compliance costs or additional operating restrictions associated with our operations or our customers’ operations;

•other increased costs to our business or our customers’ business;

•reduced demand for oil, natural gas, and other natural resources that our customers produce; and

•reduced demand for our services.

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

Our operations and the operations of our customers are subject to numerous stringent and comprehensive foreign, federal, provincial, state and local environmental laws and regulations governing the release or discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly yet critical. The violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, modification or cessation of operations, assessment of administrative and civil penalties, and even criminal prosecution. We believe that we are in substantial compliance with existing environmental laws and regulations and we do not anticipate that future compliance with existing environmental laws and regulations will have a material effect on our financial condition, results of operations or cash flows over the short term.  However, there can be no assurance that substantial costs for compliance or penalties for non-compliance with these existing requirements will not be incurred in the future by us or our customers. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations and enforcement policies or more stringent enforcement of existing environmental laws and regulations, could result in additional costs or liabilities upon us or our customers that we cannot currently quantify.

Canadian Environmental Regulations

In Canada, the federal and provincial governments both have jurisdiction to regulate environmental matters. The provincial governments may also devolve jurisdiction over environmental matters to local governments. Our activities, or those of our customers, may be subject to environmental regulations imposed by these three levels of government. The following addresses updates to Canadian environmental regulations in 2020 that may affect us or our customers.

Air Quality Management

The Government of Canada (Canada), the Government of Alberta (Alberta), and the Government of British Columbia (British Columbia) each have frameworks for air quality management that may affect us and our customers.

At the federal level, the Reduction in the Release of Volatile Organic Compounds Regulations (Petroleum Sector) were published in 2020 and are expected to take effect in 2021. These regulations will require the implementation of comprehensive leak detection and repair (LDAR) programs as well as design and operating standards that prevent leaks at Canadian petroleum refineries, upgraders and certain petrochemical facilities and may affect our customers’ operations.

In addition to federal requirements, emissions from facilities in Alberta are subject to provincial regulation. The Alberta Energy Regulator (AER), which is responsible for regulating upstream oil and gas activity in Alberta, oversees compliance with Directive 60: Upstream Petroleum Industry Flaring, Incinerating, and Venting (Directive 60). This Directive requires operators to eliminate or reduce flaring associated with a wide variety of energy development activities and operations. In December 2018, the AER finalized amendments to its Directive 60 and Directive 017: Measurement Requirements for Oil and Gas Operations (Directive 17) as part of its role in implementing commitments from the Alberta government to reduce methane emissions from upstream oil and gas operations by 45% by 2025. These requirements, among other things, set limits on methane emissions from various facilities and require annual reporting of such emissions to the AER. The methane reduction requirements in Directive 60 took effect in 2020 with additional restrictions on vent gas emissions taking effect in 2022. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

Similarly, emissions from facilities in British Columbia are also subject to provincial regulation. The British Columbia Oil and Gas Commission (BCOGC) is responsible for regulating oil and gas activity in British Columbia. BCOGC oversees compliance with the Drilling and Production Regulation, which is one of British Columbia's primary regulatory instruments governing all aspects of oil and natural gas drilling and production. Effective January 1, 2020, that regulation was amended to require operators to eliminate or reduce natural gas leaking or venting associated with a wide variety of equipment and activities in energy development. Under this regulation, new requirements are imposed for facilities detecting leaks and inspecting seals as well as restrictions or prohibitions on the types of equipment used for energy development. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

Environmental Assessment of Major Projects

Following a review process that began in January of 2016, Canada introduced new legislation to "rebuild public trust" in Canada's environmental review process. In August 2019, the Canadian Environmental Impact Assessment Act, 2012 (CEAA 2012) was repealed and replaced with the federal Impact Assessment Act. The Impact Assessment Act and regulations made under that Act provide that certain new projects and expansions to existing projects – including oil sands mining and in situ projects, metallurgical mining projects, pipelines and other developments – will likely require a federal planning and assessment process to understand the environmental and social impacts of the project, as well as decision on whether those impacts are in the public interest.

There is considerable uncertainty about whether and how the Impact Assessment Act and its regulations will be administered and whether the time and cost associated with completing the planning, assessment and decision-making phases of that act will increase substantially compared to CEAA 2012. Our customers operate in the aforementioned industries and could be considering future projects that would be subject to the Impact Assessment Act. To the extent our customers are required to comply with this legislation, it is possible that the uncertainty regarding cost and timelines for navigating the planning, assessment, and decision-making processes may negatively impact our customers' decisions on whether to proceed with those projects.

In 2019, the Government of Alberta initiated a challenge to the constitutionality of the Impact Assessment Act and regulations made under that Act. The Alberta Court of Appeal has not yet issued a decision in that case, and it is likely that any decision issued by that Court would be appealed to the Supreme Court of Canada. As a result, there is significant uncertainty about the future application of Canada's federal environmental assessment legislation to our customers.

Climate Change Regulation

Scientific studies have suggested that emissions of greenhouse gases (GHG), including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climatic changes. In December 2015, 195 nations, including Canada, Australia, and the U.S., adopted the Paris Agreement at the 21st “Conference of the Parties” to the United Nations Convention on Climate Change (COP 21). The Paris Agreement does not set legally binding emission reduction targets but does set a goal of limiting global temperature increases to less than 2° Celsius. Canada announced that it is in favor of the decision of the COP 21 to endeavor to take action to further limit global temperature increases to less than 1.5° Celsius. The Paris Agreement also requires parties to submit Intended Nationally Determined Contributions (INDCs) which set out their emission reduction targets and to renew these INDCs, with the goal of increasing the reductions, every five years. The Paris Agreement does not legally bind the parties to reach their INDCs, nor does it prescribe the measures that must take to achieve them. These measures are left to each participating nation. In September 2016, Canada's new federal government confirmed that it would not commit to a more ambitious INDC than the preceding Conservative federal government. The government maintained this approach in 2017 revisions to Canada’s INDC submission taking into account the federal Pan-Canadian Framework on Clean Growth and Climate Change (PCF) adopted in 2016.

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

In March 2016, as a further effort to meet Canada’s INDC, representatives of the federal and the majority of provincial governments committed to imposing a price on carbon pollution, beginning at $10 per tonne in 2018 and increasing at a rate of $10 annually to $50 per tonne in 2022. In December 2020, the Canada's federal government announced that, after 2022, the price on carbon pollution would increase by $15 per tonne annually, reaching $170 per tonne in 2030.

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

In December 2020, the federal government published draft regulations referred to as the Clean Fuel Standard (CFS), which form part of its plan to reduce emissions, accelerate the use of clean technologies and fuels, and create good jobs in a diversified economy. The CFS, which is expected to come into force in 2022, will require liquid fuel suppliers to gradually reduce the carbon intensity of the fuels they produce and sell for use in Canada over time. Compliance with this new regulation is expected to increase the price of liquid fuels which, in turn, could increase operating costs for our customers while potentially lowering demand for some of their products.

In Alberta, the previous provincial government's Climate Leadership Plan (CLP), was launched in November 2015. This framework was approved as meeting the PCF benchmark and exempting Alberta from the federal backstop. Among other things, the CLP proposed a framework for managing GHG emissions by reducing specified gas emissions, relative to total production from facilities that emit over 100,000 tons of carbon dioxide equivalent per year. The details of this framework were set out in legislation and regulations issued after the CLP. The previous Alberta government then passed the Climate Leadership Act (CLA), implementing the broad economy-wide levy on GHG emissions, subject to limited exceptions as well as the Oil Sands Emissions Limit Act, which imposes a 100 mega-ton annual limit on GHG emissions from oil sands sites. The CLP also targeted the phasing out of coal-generated electricity (or the emissions therefrom) by 2030.

In addition, the previous Alberta provincial government issued the Carbon Competitiveness Incentive Regulation (CCIR) to replace the former Specified Gas Emitters Regulation. Like its predecessor, the CCIR sought to incentivize emissions reductions through the use of emissions intensity targets. Under CCIR, a company could meet the applicable emissions limits by making emissions intensity improvements at regulated facilities, offsetting GHG emissions by purchasing offset credits or emission performance credits in the open market, or acquiring “fund credits” (akin to allowances) by making payments for each ton of GHG emissions over the required reduction target to the Alberta Climate Change and Emissions Management Fund.

In April 2019, the previous Alberta government was replaced with a new conservative government following a general election. Consistent with its campaign promises, the new government repealed the CLA, thereby eliminating the provincially-imposed levy on GHG emissions. As a result of those actions by the new Alberta government, features of the federal backstop took effect in Alberta in January 2020. Features of the backstop also took effect at various points in 2019 in Ontario, New Brunswick, Manitoba, Saskatchewan, Yukon, Nunavut and Prince Edward Island. Alberta, Saskatchewan and Ontario are challenging the federal backstop in court on the basis that the federal government lacks the constitutional ability to implement the measure. The Supreme Court of Canada heard arguments on the constitutionality of the federal backstop in 2020 and is expected to release its decision in 2021. The outcome of this litigation is uncertain and could affect our customers’ compliance requirements in provinces subject to the backstop. In addition, the Oil Sands Emissions Limit Act remains in force.

While the current Alberta government eliminated the provincially-imposed economy-wide levy on GHG emissions, facilities that emit more than 100,000 tons of GHG emissions in a calendar year continue to be subject to regulations that impose costs on those emissions. In particular, the current government replaced the CCIR with a new Technology Innovation and Emissions Reduction Regulation ("TIER Regulation"), which took effect on January 1, 2020. Under the TIER Regulation, emissions from each facility are compared to either an industry-wide benchmark or a facility-specific benchmark. Facilities with emissions that exceed the industry-wide benchmark or facility-specific benchmark, as applicable, must rely on one or more of the compliance options established by the TIER Regulation. The compliance options under the TIER Regulation are substantially the same as those which existed under the CCIR. Those facilities regulated under the CCIR were previously exempt from the Alberta-wide levy. Similarly, the federal government announced in December 2019 that those activities regulated under TIER would not be subject to the federal backstop. As noted, the federal backstop carbon price is expected to increase annually between 2021 and 2030. In order to remain "equivalent" to the federal backstop, it is likely that the per tonne cost of carbon emissions in Alberta will need to increase at the same or similar pace. The direct and indirect costs of these regulatory changes may adversely affect our operations and financial results as well as those of our customers with whom we conduct business.

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

In 2019, certain First Nations groups and environmental organizations commenced litigation intended to force the federal minister of environment to recommend that the federal government implement certain protections for woodland caribou habitat. That litigation was discontinued in 2020, with the federal and Alberta governments announcing an agreement to collaborate on developing measures to achieve woodland caribou conservation and recovery. Woodland caribou habitat covers large portions of several Canadian provinces including British Columbia, Alberta, and Saskatchewan. Many of our customers have existing or proposed developments in or near woodland caribou habitat. Conservation measures imposed by the federal government or Alberta government could affect the business of our customers with operations near caribou habitat.

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

On June 10, 2019 the fourth REP round auction was canceled by the new conservative government. The Alberta Electric System Operator continues to honor the REP contracts from Rounds 1-3. Funding for these contracts will now rely solely upon the General Revenue Fund, after the Climate Change and Emissions Management Fund was folded into the General Revenue Fund in October 2019. The REP’s funding structure currently limits that program’s direct impact on electricity prices. However, the coming-online of REP-subsidized generation could negatively affect the performance of Alberta’s current electricity market. Negative impacts to the performance of Alberta's electricity market, should they materialize, could result in increased costs to our operations and the operations of our customers going forward.

Australian Environmental Regulations

Our Australian segment is regulated by general statutory environmental controls at the federal, state and territory and local government levels which may result in land use approval, regulation of operations and compliance risk. These controls include: land use and urban design controls; controls to protect Australia’s natural environment, iconic places and Aboriginal and Torres Strait islander native title and heritage; the regulation of hard and liquid waste, including the requirement for trade waste and/or wastewater permits or licenses; the regulation of water, noise, heat, and atmospheric gases emissions; the regulation of the production, transport and storage of dangerous and hazardous materials (including asbestos); the regulation of pollution and site contamination and requirements to notify of and clean-up environmental contamination.

Federal Controls

At a federal level, the Environment Protection and Biodiversity Conservation Act 1999 (EPBC Act) is Australia’s key piece of environmental legislation. The EPBC Act protects of matters of national environmental significance, for example, threatened species and communities (e.g. Koalas), migratory species, Ramsar wetlands and world heritage properties. Activities that have the potential to impact matters protected by the EPBC Act trigger referral to the federal government for Environmental Impact Assessment (EIA).

In October 2020, the findings of an independent review recommended reforms of the EPBC Act including (but not limited to) introduction of legally binding ‘National Environmental Standards’ and a ‘climate change’ referral trigger, stronger compliance and enforcement powers and proposals for new bilateral agreements with the States and Territories to streamline the EPBC Act approval process. Bills to effect many of the recommended reforms are currently before Parliament. Notably, the recommended climate change referral trigger will assist Australia fulfils its obligations under the Paris Agreement by triggering EIA of emissions-intensive activities. It will also introduce criminal penalties for offenses relating to emissions-intensive actions.

If assented to, our obligations under and compliance with the EPBC Act ought to be reviewed. However, its implications for our Australian operations are not anticipated to be significant.

Ongoing awareness of these reforms is important as the policy and legislative changes may affect our customers’ operations and have impacts on the non-renewable resources sector generally.

State and Territory Controls

At a State and Territory level, our operations are authorized and regulated by layers of planning and environmental approvals. Queensland, New South Wales and Western Australia all have multiple acts regulating matters of the environment, conservation, vegetation management and protection of aboriginal and Torres Strait island use rights which are administered by each States’ independent environment protection regulator (e.g. Queensland’s Environmental Protection Agency). If Parliament assents to the bill proposing to effect new bilateral agreements under EPBC Act, the States and Territories will be given further power to assess and approve actions under the EPBC Act.

Under state law, some specified activities, for example, sewage treatment works at our sites, may require regulation by way of environmental approvals. Such approvals may also impose monitoring and reporting obligations on the holder as well as obligations to rehabilitate the subject site once the regulated activity has ceased.

We must ensure that all necessary approvals, permits and licenses are in place to authorize our operations and that the conditions of those approvals, permits and licenses are complied with until the relevant operations cease (and are cleaned-up if necessary). Where approvals are not held and/or complied with, the operation may be unlawful and subject to penalties, including stop-work orders, remediation and financial penalties. Our Australian operations continue to comply with our existing approvals, permits and licenses.

We have a positive obligation under state legislation to notify of an incident causing (or threatening) material environmental harm. Examples of material environment harm include effluent overflow, chemical leaks and chemical fires. Failure to discharge this obligation can attract significant financial penalties.

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

Local Government

At a local government level, our operations are subject to, and regulated by, local laws administered by local government authorities. Local laws may cover matters such as operation of certain activities, management of vegetation and natural and anthropogenic hazards, actionable nuisance and fencing. Local laws differ between each local government area and we must understand and operate within these laws as they apply to our operations Australia wide.

U.S. Environmental Regulations

The Clean Water Act, as amended, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the U.S. Environmental Protection Agency (EPA) or authorized state agencies.  The EPA published a final rule outlining its position on the federal jurisdictional reach over waters of the U.S. in June 2015. However, the EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule in 2020. The Navigable Waters Protection Rule defined what waters qualify as navigable waters of the United States and are under Clean Water Act jurisdiction and has generally been viewed as narrowing the scope of waters of the United States as compared to the 2015 rule. Litigation in multiple federal district courts is currently challenging the rescission of the 2015 rule and the promulgation of the Navigable Waters Protection Rule. Many of our U.S. properties and operations require permits for discharges of wastewater and/or storm water, and we have developed a system for securing and maintaining these permits. In April 2020 a Montana federal judge vacated the U.S. Army Corps of Engineers (Corps) Nationwide Permit (NWP) 12 and enjoined the Corps from authorizing any dredge or fill activities under NWP 12 until the agency completed formal consultation with U.S. Fish and Wildlife Service (USFWS) under Endangered Species Act (ESA) regarding NWP 12 generally. The court later revised its order to vacate NWP 12 only as it relates to the construction of new oil and gas pipelines and that order is currently on appeal in the Ninth Circuit.

However, the Montana district court’s decision spawned other NWP 12-based challenges and may indicate that the rest of the NWPs, some of which are relied upon by oil and gas projects, are vulnerable to similar challenge. The Corps has proposed a new set of NWPs, which would replace the NWPs for dredge or fill discharges into waters of the United States that the Corps last issued and made available in 2017. However, the Corps has elected not to consult with USFWS at this time. If this status quo does not change, when the Corp re-issues the NWPs, the NWPs could be subject to the same legal challenges unless and until the ongoing litigation resolves the questions surrounding the need for a formal ESA consultation. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1999, as amended, require the development and implementation of spill prevention and response plans and impose liability for the remedial costs and associated damages arising out of any unauthorized discharges.

GHG Emissions

The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including, offshore and onshore oil and natural gas production facilities, on an annual basis. In October 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting requirements. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. In addition, the EPA has finalized new regulations that would further restrict GHG emissions, such as new standards for methane and volatile organic compound (VOC) emissions from new and modified oil and gas sources, which the EPA published in June 2016. On September 11, 2018, the EPA proposed targeted improvements to the rule, including amendments to the rule’s fugitive emissions monitoring requirements, and is in the process of finalizing the amendments, which it originally expected to do in late 2019. Separately, in 2020, the EPA rescinded methane and volatile organic compound emissions standards for new and modified oil and gas transmission and storage infrastructure, as well as methane limits for new and modified oil and gas production and processing equipment. The EPA also relaxed requirements for oil and gas operators to monitor emissions leaks.

Additionally, in November 2016, the Bureau of Land Management (BLM) issued new regulations to reduce “waste” of natural gas, of which methane is a primary constituent, from venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian lands. In 2018, the BLM announced a revised rule which scaled back the waste-prevention requirements of the 2016 rule. This revised rule was vacated by a California federal district court in 2020, a decision which BLM has appealed to the Ninth Circuit Court of Appeals. Furthermore, separately, in October 2020, the federal district court of Wyoming vacated the original 2016 rule.

In October 2015, the EPA finalized the Clean Power Plan, which imposes additional obligations on the power generation sector to reduce GHG emissions. In August 2019, the EPA finalized the repeal of the 2015 regulations and replaced them with the Affordable Clean Energy rule (ACE), which designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. Both the appropriateness of the repeal of the 2015 regulations and the adequacy of ACE are currently subject to litigation. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, in recent years, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level. In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions, including cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. The U.S. participated in the creation of the Paris Agreement at COP 21 in December 2015. Although the U.S. had withdrawn from the Paris Agreement in November 2020, the Biden administration officially reentered the U.S. into the agreement in February 2021.

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

Other Environmental Regulations

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

The federal Endangered Species Act, as amended (ESA), restricts activities in the U.S. that may affect endangered or threatened species or their habitats. If endangered species are located in areas of the U.S. where our oil and natural gas exploration and production customers operate, such operations could be prohibited or delayed or expensive mitigation may be required. The designation of previously unprotected species as threatened or endangered or designation of previously unprotected habitat as critical habitat in areas of the U.S. where our customers’ oil and natural gas exploration and production operations are conducted could cause them to incur increased costs arising from species protection measures or could result in limitations on their exploration and production activities, which could have an adverse impact on demand for our services.

Hydraulic fracturing is a process sometimes used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing is typically regulated by state oil and natural gas regulators, but EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (SDWA) over, and issued permitting guidance in February 2014 for, certain hydraulic fracturing activities involving the use of diesel fuels. In May 2014, EPA issued an advance notice of proposed rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act (TSCA) to require companies to disclose information regarding the chemicals used in hydraulic fracturing. In March 2015, BLM issued a final rule that imposes requirements on hydraulic fracturing activities on federal and Indian lands, including new requirements relating to public disclosure, wellbore integrity and handling of flowback water; similar final rules were published in November 2016 for hydraulic fracturing activities on National Park and National Wildlife Refuge System lands. In June 2016, the U.S. District Court for the District of Wyoming struck down the BLM final rule, finding that BLM lacked authority to promulgate the rule, but this ruling was vacated on appeal in September 2017. Regardless, BLM rescinded this rule in December 2017. In January 24, 2018, California and a coalition of environmental groups each filed lawsuits in the Northern District of California to challenge BLM’s rescission of the 2015 rule. The Northern District of California upheld the rescission in 2020, but this decision was then appealed to the Ninth Circuit Court of Appeals. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of chemicals used in the hydraulic fracturing process. Some states and local governments also have adopted or are considering adopting regulations to restrict or ban hydraulic fracturing in certain circumstances. Moreover, ongoing governmental reviews of the environmental impacts of hydraulic fracturing by EPA and other agencies could lead to further regulation of hydraulic fracturing. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that hydraulic fracturing activities can impact drinking water under some circumstances, including large volume spills and inadequate mechanical integrity of wells. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

ITEM 1A. Risk Factors

We are subject to various risks and hazards due to the nature of the business activities we conduct. The risks summarized and discussed below, any of which could materially and adversely affect our business, financial condition, cash flows and results of operations and the price of our shares, are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Summary of Risk Factors:

Set forth below is a summary of the risks more fully described in this Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. This summary should be read in connection with the Risk Factors more fully described below and should not be relied upon as an exhaustive summary of the material risks facing our business.

•Risks Related to Our Macroeconomic-Business Environment
◦Certain of our customers’ spending may be directly, and our business may be indirectly, affected by volatile or low oil, coal or natural gas prices or unsuccessful exploration results.
◦We have been adversely affected by the coronavirus pandemic.

•Risks Related to Our Customers
◦Our customers and their operations are exposed to a number of unique operating risks and challenges.
◦We depend on several significant customers.
◦Our failure to retain our current customers, renew our existing customer contracts and obtain new customer contracts, or the termination of existing contracts, could adversely affect our business.
◦Adverse events in areas where we operate could negatively impact our business, and our geographic concentration could limit the number of customers seeking our services.
◦We may be adversely affected if customers reduce their accommodations outsourcing.

•Risks Related to Our Operations
◦We operate in a highly competitive industry, and if we fail to compete effectively, our business will suffer.
◦Our operations may suffer due to over-capacity of certain types of accommodations assets.
◦Increased operating costs and limited cost recovery through pricing or contract terms may constrain our ability to make a profit.
◦Employee and customer labor problems could adversely affect us.
◦A failure to maintain food safety or comply with government regulations related to food and beverages or serving alcoholic beverages may subject us to liability.
◦The majority of our major Canadian lodges are located on land subject to leases.
◦We are susceptible to seasonal earnings volatility due to adverse weather conditions in our regions of operations.
◦Failure to maintain positive relationships with the indigenous people in the areas where we operate could adversely affect our business.
◦Development of permanent infrastructure in the areas where we locate our assets could negatively impact our business.
◦We may be subject to risks associated with the transportation and installation of mobile accommodations.
◦Our business could be negatively impacted by security threats, including cybersecurity threats and other disruptions.
◦Loss of key members of our management could adversely affect our business.

•Financial/Accounting Risks
◦Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
◦Currency exchange rate fluctuations could adversely affect our U.S. dollar reported results of operations and financial position.
◦The cyclical nature of our business and a severe prolonged downturn has and could in the future negatively affect the value of our long-lived assets and our goodwill.
◦Our inability to control the inherent risks of identifying, acquiring and integrating businesses that we may acquire could adversely affect our operations.
◦We may not have adequate insurance for potential liabilities and insurance may not cover certain liabilities.

•Legal and Regulatory Risks
◦We do business in Canada and Australia, whose political and regulatory environments and compliance regimes differ from those in the United States.
◦We are subject to extensive and costly environmental laws and regulations.
◦We may be exposed to certain regulatory and financial risks related to climate change.
◦An accidental release of pollutants into the environment may cause us to incur significant costs and liabilities.

•Risks Related to Our Common Shares
◦The market price and trading volume of our common shares may be volatile.
◦The rights of holders of our common shares are subordinate to the rights of the holders of our preferred shares.
◦We are governed by the corporate laws in British Columbia, Canada.
◦Provisions contained in our articles and applicable Canadian and British Columbia laws could discourage a take-over attempt.
◦The enforcement of civil liabilities against Civeo may be more difficult.

•Risks Related to Our Structure
◦We are subject to various Canadian and other taxes.
◦We remain subject to changes in tax law (in various jurisdictions) and other factors that could impact our effective tax rate.
◦The Canada Revenue Agency (CRA) may disagree with our conclusions on tax treatment.
◦Future potential changes to U.S. tax laws could result in Civeo being treated as a U.S. corporation for U.S. federal income tax purposes.

Risk Factors:

Risks Related to Our Macroeconomic-Business Environment

Certain of our customers’ spending may be directly, and our business may be indirectly, affected by volatile or low oil, coal or natural gas prices or unsuccessful exploration results.

Demand for our services is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and gas and mining companies. Our business typically supports customer projects that are capital intensive and require several years to generate first production with production lasting for decades. The economic analyses conducted by our customers in oil sands, Australian mining and liquefied natural gas (LNG) investment areas have historically assumed a relatively conservative longer-term price outlook for production from such projects to determine economic viability. The oil and gas and mining industries’ willingness to explore, develop and produce depends largely upon the availability of attractive resource prospects and the prevailing view of future commodity prices, and expenditures by our oil and gas and mining customers generally lag changes in commodity prices by three to six months. However, with the extreme global oil demand destruction in 2020 due to the COVID-19 coronavirus (COVID-19) pandemic, our oil and gas customers in North America have changed their spending and production plans and have reduced or deferred, and may continue to reduce or defer, major expenditures.

Prices for oil, metallurgical (met) coal, LNG, natural gas and other natural resources are subject to large fluctuations in response to changes in supply of and demand for these commodities. For the past several years, commodity prices have remained relatively low, and continue to be volatile. Global oil prices dropped to historically low levels in April 2020 due to severely reduced global oil demand, the resulting high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. Other factors beyond our control that affect commodity prices include:

•worldwide economic activity including growth in, and demand for oil, coal and other natural resources, particularly from developing countries, such as China and India;
•the level of activity and natural resource developments in Australia and the Canadian oil sands;
•the level of global oil and gas exploration and production and the impact of government regulation or Organization of Petroleum Exporting Companies (OPEC) policies that impact production levels and oil prices;
•the availability of transportation infrastructure and refining capacity for oil, natural gas, LNG and coal;
•global weather conditions, natural disasters and global health concerns such as the COVID-19 pandemic or any future disaster or pandemic;

•rapid technological change and the timing and extent of energy resource development, including hydraulic fracturing of horizontally drilled wells in shale discoveries and LNG;
•development, commercialization and availability of alternative fuels; and
•government, tax and environmental regulation, including climate change legislation and clean energy policies.

In 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production. However, monthly production limits were put on hold in December 2020 until further notice, allowing operators to produce freely at their discretion while the government monitors production. Should forecasts show storage inventories approaching maximum capacity, the government may reintroduce production limits. The curtailment initially resulted in a narrowing of the discount (WCS Differential) at which Western Canadian Select (WCS) trades relative to West Texas Intermediate (WTI) in December 2018, which increased in 2019 before narrowing again in the first quarter of 2020. As of February 22, 2021, the WTI price was $61.49 and the WCS price was $49.95, resulting in a WCS Differential of $11.54. Should the price of WTI decline or the WCS discount to WTI widen further, our oil sands customers may delay or eliminate additional investments, further reduce their spending in the oil sands region or curtail or shut-down additional existing operations.

We have been adversely affected by the coronavirus pandemic.

The outbreak of COVID-19 has adversely impacted and continues to impact worldwide economic activity, including the natural resources industry in Canada, Australia and the U.S. The actions taken to mitigate the spread of COVID-19 and the risk of infection have altered, and are expected to continue to alter, governmental and private-sector policies and behaviors in ways that have had a significant negative effect on oil consumption, such as government-imposed or voluntary social distancing and quarantining, stay-at-home orders, health and safety considerations, reduced travel and remote work policies. We have experienced, and expect to continue to experience, some resulting disruptions and increased costs to our business as a result of the measures we have set in place to comply with governmental regulations and customer policies related to COVID-19. In addition, with lower and volatile oil prices due to reduced global oil demand and uncertainty around the continued economic impact of COVID-19, capital spending by oil and gas companies and customer demand for our services has been adversely affected. The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend largely on future developments, including the duration and spread of the outbreak in the countries in which we operate and the related impact on the oil and gas industry, the impact of governmental actions designed to prevent the spread of COVID-19 and the development and availability of effective treatments and vaccines, all of which are highly uncertain and cannot be predicted with certainty at this time.

Risks Related to Our Customers

Our customers and their operations are exposed to a number of unique operating risks and challenges which could also adversely affect us.

We could be materially adversely affected by disruptions to our customers’ operations. The price of and demand for natural resources produced by our customers may impact their desire and/or ability to continue existing projects or start new projects. Customers may also experience unexpected problems, higher costs or delays in commencing or developing a project. Operating risks and challenges our customers face, which may ultimately affect their need for the accommodations and services we provide, include:

•commodity price volatility;
•unforeseen and adverse geological, geotechnical, seismic and mining conditions;
•lack of availability or failure of the required infrastructure, including sourcing sufficient water or power, necessary to maintain or to expand their operations;
•the breakdown or shortage of equipment and labor necessary to maintain their operations;
•risks associated with the natural resources industry being subject to various regulatory approvals, including a government agency failing to grant an approval or failing to renew an existing approval, or the approval or renewal not being provided by the government agency in a timely manner or the government agency granting or renewing an approval subject to materially onerous conditions;
•risks to land titles, mining titles and use thereof as a result of native title claims;
•claims by persons living in close proximity to mining projects, which may have an impact on the consents granted; and
•interruptions to the operations of our customers caused by governmental action, industrial accidents, disputes or public health emergencies.

We depend on several significant customers.

We depend on several significant customers, including customers that operate in the oil and gas and mining industries, which has been adversely impacted by the effects of the COVID-19 pandemic. The loss of any one of our largest customers in any of our business segments or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in the mining and oil and gas industries may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. With the current low and volatile oil and gas prices, some of our customers may face liquidity issues, which could impair their ability to pay or otherwise perform on their obligations. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. For a more detailed explanation of our customers, see “Business” in Item 1 of this annual report.

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

Our business is contract intensive and we are party to many contracts with customers. Due to the current volatile commodity price environment, our customers may not renew contracts on terms favorable to us or, in some cases, at all, and we may have difficulty obtaining new business. Several contracts have clauses that allow termination upon the payment of a termination fee. As a result, our customers may choose to terminate their contracts. The likelihood that a customer may seek to terminate a contract is increased during periods of market volatility like those we are currently experiencing. Finally, while we periodically review our compliance with contract terms and provisions, if customers were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests, including customers withholding payments or modification of payment terms, could negatively affect sales and operating results. Customer contract cancellations, the failure to renew a significant number of our existing contracts or the failure to obtain new business would have a material adverse effect on our business and results of operations.

Due to the significant geographic concentration of our business, adverse events in areas where we operate could negatively impact our business, and our geographic concentration could limit the number of customers seeking our services.

Because of the concentration of our business in the oil sands region of Alberta, Canada and in the coal producing, Bowen Basin region of Queensland, Australia, two relatively small geographic areas, we have increased exposure to political, regulatory, environmental, labor, climate or natural disasters such as forest fires or flooding, events or developments that could disproportionately impact our operations and financial results. For example, in 2011 and 2017, cyclones and resulting flooding threatened our villages in Australia. Also in 2011 and 2016, forest fires in northern Alberta impacted areas near our Canadian oil sands lodges. Due to our geographic concentration, any adverse events or developments in our operating areas may disproportionately affect our financial results.

In addition, a limited number of potential customers operate in the areas in which our business is concentrated, and occupancy at each of our lodges may be constrained by the radius which potential customers are willing to transport their workers. Our geographic concentration could limit the number of customers seeking our services, and as to any single lodge or village, we may have few potential customers. Therefore, we are subject to volatility in occupancy in any location based on the capital spending plans of a limited number of customers, based on their changing decisions as to whether to outsource or use their own company-owned accommodations and whether other potential customers move into that lodge’s radius.

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

Risks Related to Our Operations

We operate in a highly competitive industry, and if we fail to compete effectively, our business will suffer.

The workforce accommodations and hospitality industry in which we operate is highly competitive. To be successful, we must provide hospitality services that meet the specific needs of our customers at competitive prices. The principal competitive factors in the markets in which we operate are service quality and availability, price, technical knowledge and experience and safety performance. We compete with international and regional competitors, several of which are significantly larger than we. These competitors offer similar services in the geographic regions in which we operate. Many oil and gas and mining companies in our core markets own their own accommodations facilities and outsource their service requirements, while others outsource all or part of their accommodations requirements. As a result of competition, we may be unable to continue to provide our present services, to provide such services at historical operating margins or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Reduced levels of activity in the workforce accommodation industry can intensify competition and result in lower revenue to us.

Our operations may suffer due to over-capacity of certain types of accommodations assets.

The demand for and/or pricing of rooms and accommodation services is subject to the overall availability of rooms in the marketplace. If demand for our assets were to decrease, or to the extent that we and our competitors increase our capacity in excess of current demand, we may encounter decreased pricing for, or utilization of, our assets and services, which could adversely impact our operations and profits. The economic disruption in 2020 caused by the decline in the price of and demand for oil has impacted the activity in the Canadian oil sands and our U.S. business, and we have seen decreased customer demand for accommodations in those areas, and we have experienced a corresponding significant decrease in our occupancy and profitability.

Increased operating costs and limited cost recovery through pricing or contract terms may constrain our ability to make a profit.

Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages and other labor related expenses, insurance, fuel and utilities, especially to the extent we are unable to recover such increased costs through increases in the prices for our services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our customer contracts. Substantial increases in the cost of fuel and utilities have historically resulted in cost increases in our lodges and villages. From time to time we have experienced increases in our food costs. While we believe a portion of these increases were attributable to fuel prices, we believe the increases also resulted from rising global food demand. In addition, food prices can fluctuate as a result of foreign exchange rates and temporary changes in supply, including as a result of incidences of wildfires or severe weather such as droughts, heavy rains and late freezes, or other climate effects. While our multi-year contracts often provide for annual escalation in our room rates for food, labor and utility inflation, we may be unable to fully recover costs and such increases would negatively impact our profitability on contracts that do not contain such inflation protections.

Employee and customer labor problems could adversely affect us.

Our business is labor intensive requiring a significant number of employees to perform housekeeping, janitorial and food services at our locations or locations that we manage. As our operations grow or our occupancy increases, we require additional staff to take care of our guests at a standard we deem appropriate and to operate safely. If we are unable to hire a sufficient labor force, we may be required to increase wages or use temporary labor at a higher cost and reduced efficiency. Inefficient operations or higher labor costs would negatively impact our profitability and could damage our reputation with our customers.

Additionally, as of December 31, 2020, we were party to collective bargaining agreements covering 885 employees in Canada and 588 employees in Australia. Efforts have been made from time to time to unionize other portions of our workforce. In addition, our facilities serving oil sands development work in Northern Alberta, Canada and mining operations in Australia house both union and non-union customer employees. We have not experienced strikes, work stoppages or other slowdowns in the past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations, which could adversely affect our business and results of operations. Additional unionization efforts and new collective bargaining agreements also could materially increase our costs or limit our flexibility. Collective bargaining agreements in our Canadian operations have individual expiration dates, but in no case extend beyond 2023. Enterprise bargaining agreements in our Australian operations cover certain employees working at our villages in Queensland, New South Wales and Western Australia, as well as certain employees working at our integrated services customer owned sites in Western Australia. These agreements have individual expiration dates, but in no case extend beyond 2022.

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

We serve alcoholic beverages at some of our facilities, and must comply with applicable licensing laws, as well as local service laws. These laws generally prohibit serving alcoholic beverages to certain persons such as a patron who is intoxicated or a minor. If we violate these laws, we may be liable to the patron and/or third parties for the acts of the patron. We cannot guarantee that certain patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the jurisdictions in which we serve alcoholic beverages. If we are unable to maintain food safety or comply with government regulations related to food, beverages or alcoholic beverages, the effect could be materially adverse to our business and results of operations.

The majority of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease or obtain permits necessary to operate on such leased land, we could be materially and adversely affected.

The majority of our major Canadian lodges are located on land subject to provincial leases. Accordingly, while we own the accommodations assets, we only own a leasehold in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, our leases generally have an initial term of ten years and will expire between 2022 and 2028 unless extended. Unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site. As of December 31, 2020, we had an asset retirement obligation (ARO) liability on our balance sheet of $15.0 million. Consistent with US GAAP, this liability is the estimated present value of the amount of required asset removal and site remediation costs related to the retirement of assets at these locations. Should the remediation requirement be accelerated, our near term cash obligation could be significantly larger than the liability currently on our balance sheet and could negatively impact our cash flows and liquidity.

Also, in certain areas in which we operate, we are required to seek permits from local government agencies in order to build a new lodge or operate an existing lodge on leased land. A proposed regulation in a Regional Municipality of Wood Buffalo, Alberta, where we have eight facilities, would require us to seek renewal of such permits every four years; however, this proposal was abandoned in late 2019, and no update has been provided. We can provide no assurances that we will be able to renew our leases or permits upon expiration on similar terms, or at all. If we are unable to renew our leases or permits on similar terms, it may have an adverse effect on our business and results of operations.

We are susceptible to seasonal earnings volatility due to adverse weather conditions in our regions of operations.

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in Canada and Australia, and, to a lesser extent, the Permian Basin. A portion of our Canadian operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and our ability to provide services in the second and, to a lesser extent, third quarters. During the Australian rainy season, generally between the months of November and April, our operations in Queensland and the northern parts of Western Australia can be affected by cyclones, monsoons and resultant flooding. Severe winter weather conditions in the Permian Basin of the United States can restrict access to work areas for our customers. Furthermore, the areas in which we operate are susceptible to wildfires, which could interrupt our operations and adversely impact our earnings.

Failure to maintain positive relationships with the indigenous people in the areas where we operate could adversely affect our business.

A component of our business strategy is based on developing and maintaining positive relationships with the indigenous people and communities in the areas where we operate. These relationships are important to our operations and customers who desire to work on traditional indigenous lands. The inability to develop and maintain relationships and to be in compliance with local requirements could have an adverse effect on our business and results of operations.

Development of permanent infrastructure in the areas where we locate our assets could negatively impact our business.

We specialize in providing hospitality services for workforces in remote areas which often lack the infrastructure typically available in nearby towns and cities. If permanent towns, cities and municipal infrastructure develop, grow or otherwise become available in the oil sands region of northern Alberta, Canada, the west coast of British Columbia or regions of Australia where we locate villages, then demand for our hospitality services could decrease as customer employees move to the region and choose to utilize permanent housing and food services.

We may be subject to risks associated with the transportation and installation of mobile accommodations.

In connection with our Canadian and U.S. businesses, we currently have several contracts to transport and install modular, skid-mounted accommodations and central facilities that can be quickly configured to serve a multitude of short to medium-term accommodation needs. In connection with the transportation and installation of these facilities, we may be exposed to various risks, including

•delays in necessary approvals to install the facilities or objections to our activities or those of our customers aired by aboriginal or community interests, environment and/or neighborhood groups which may cause delays in the granting of such approvals and/or the overall progress of a project;
•challenges during installation, including problems, defects, inclement weather conditions, land contamination, cultural heritage claims, difficult site access or industrial relations issues; and
•risks related to the quality of our materials and workmanship, including warranties and defect liability obligations.

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

Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, ransomware attacks and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of or denial of access to confidential or otherwise protected information and corruption of data. In 2018, we experienced a minor data security breach resulting from unauthorized access to our systems, which had no material impact on our operations; however, there is no assurance that such impacts will not be material in the future.

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

Financial/Accounting Risks

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We currently have a substantial amount of indebtedness. As of December 31, 2020, we had approximately $187.5 million outstanding under the term loan portion of our credit agreement (as amended from time to time, the Amended Credit Agreement), $63.6 million outstanding under the revolving portion of the Amended Credit Agreement, $4.5 million of outstanding letters of credit and capacity to borrow an additional $99.3 million under the revolving portion of the Amended Credit Agreement. If market or other economic conditions remain depressed or further deteriorate, our borrowing capacity may be further reduced.

Our Amended Credit Agreement contains, and any future indebtedness we incur may contain, a number of restrictive covenants that will impose significant operating and financial restrictions on us and may limit our ability to, among other things, borrow funds, dispose of assets, pay dividends and make certain investments. In addition, these covenants also may limit our ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general or otherwise conduct necessary corporate activities. Our ability to comply with these covenants may be affected by events beyond our control. Declines in commodity prices, or a prolonged period of commodity prices at depressed levels, could eventually result in our failing to meet one or more of the financial covenants under the Amended Credit Agreement, which could require us to refinance or amend such obligations resulting in the payment of consent fees or higher interest rates, or require us to raise additional capital at an inopportune time or on terms not favorable to us.

A failure to comply with these covenants, ratios or tests could also result in an event of default. A default under the Amended Credit Agreement, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder. The accelerated debt would become immediately due and payable. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. In addition, in the event of an event of default under the Amended Credit Agreement, the lenders could foreclose on the collateral securing the credit facility and require repayment of all borrowings outstanding. If the amounts outstanding under the credit facility or any of our other indebtedness were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders. Moreover, any new indebtedness we incur may impose financial restrictions and other covenants on us that may be more restrictive than our existing debt agreements.

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

Our reporting currency is the U.S. dollar, and we are exposed to currency exchange risk primarily between the U.S. dollar and the Canadian and Australian dollars. For the year ended December 31, 2020, 95% of our revenues originated from subsidiaries outside of the U.S. and were denominated in either the Canadian dollar or the Australian dollar. As a result, a material decrease in the value of these currencies relative to the U.S. dollar has had, and may have in the future, a negative impact on our reported revenues, net income, financial condition and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition and results of operations. We may attempt to limit the risks of currency fluctuation where possible by entering into financial instruments to protect against foreign currency exposure, but, to date, we have not entered into any foreign currency financial instruments. Our efforts to limit exchange risks may be unsuccessful, thereby exposing us to foreign currency fluctuations that could cause our results of operations, financial condition and cash flows to deteriorate.

The cyclical nature of our business and a severe prolonged downturn has, and could in the future, negatively affect the value of our long-lived assets and our goodwill.

We recorded impairments of our long-lived assets of $50.5 million, $6.2 million and $28.7 million in 2020, 2019 and 2018, respectively. We also recorded goodwill impairments of $93.6 million and $19.9 million in 2020 and 2019, respectively. As of December 31, 2020, goodwill at our Australian reporting unit represented 1% of total assets, or $8.7 million.

Factors that may cause us to recognize further impairment losses on our long-lived assets or on the goodwill at our Australian reporting unit include, among other things, extended periods of limited or no activity by our customers at our lodges or villages, increased or unanticipated competition, and downward forecast revisions or restructuring plans or if certain of our customers do not reach positive final investment decisions on projects with respect to which we have been awarded contracts to provide related accommodation, which may cause those customers to terminate the contracts.

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

We may not have adequate insurance for potential liabilities and insurance may not cover certain liabilities.

Our operations are subject to many hazards. In the ordinary course of business, we become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. We maintain insurance to cover many of our potential losses, including cyber risk insurance, and we are subject to various self-retentions and deductibles under our insurance policies. It is possible, however, that a judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured or underinsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position. In addition, we are insured under the insurance policies of Oil States International, Inc. (Oil States) for occurrences prior to the completion of our spin-off from Oil States in May 2014 (the Spin-Off). The specifications and insured limits under those policies, however, may be insufficient for such claims. We also face other risks related to our insurance coverage, including (1) we may not be able to continue to obtain insurance on commercially reasonable terms; (2) the counterparties to our insurance contracts may pose credit risks; and (3) we may incur losses from interruption of our business that exceed our insurance coverage

Legal and Regulatory Risks

We do business in Canada and Australia, whose political and regulatory environments and compliance regimes differ from those in the United States.

A significant portion of our revenue is attributable to operations in Canada and Australia. These activities accounted for 95% of our consolidated revenue in the year ended December 31, 2020. Risks associated with our operations in Canada and Australia include, but are not limited to, (1) different taxing regimes; (2) changing political conditions at the federal, provincial or state level; (3) changing international and U.S. monetary policies; and (4) regional economic downturns.

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

All of our operations are significantly affected by stringent and complex foreign, federal, provincial, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liabilities for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third-parties. Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. The implementation of new laws and regulations could result in materially increased costs, stricter standards and enforcement, larger fines and liability and increased capital expenditures and operating costs, particularly for our customers, and could have an adverse effect on our business or demand for our services. See Item 1. “Business - Government Regulation” of this annual report for a more detailed description of our risks associated with environmental laws and regulations. It should also be noted that scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.

Any failure by us to comply with applicable environmental laws and regulations may result in governmental authorities taking actions against our business that could adversely impact our business and results of operations, including the issuance of administrative, civil and criminal penalties; denial or revocation of permits or other authorizations; reduction or cessation of operations; and performance of site investigatory, remedial or other corrective actions.

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving increasing attention from the media, scientists and legislators alike which has resulted in legislative, regulatory and other initiatives, including international agreements, to reduce greenhouse gas emissions, such as carbon dioxide and methane. Significant focus is being made on companies that are active producers of fossil fuels, or companies which serve such producers.

Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels, including plans developed in connection with the Paris climate conference in December 2015 and the Katowice climate conference in December 2018. There are a number of legislative and regulatory proposals to address greenhouse gas emissions, including increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting, and incentives for renewable energy, which are in various phases of discussion or implementation. Moreover, such legislation, regulations and proposals are subject to frequent change by regulatory authorities, including in connection with the change in the U.S. federal administration in January 2021. The outcome of Canadian, Australian and U.S. federal, regional, provincial and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could both (1) directly impact us due to increased costs associated with our operations, and (2) indirectly impact us due to increased costs of and/or reduced demand for our customers' operations, and resulting reduced demand for our services.

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

On November 19, 2020, we effected the Reverse Share Split, where each twelve issued and outstanding common shares were converted into one common share. Our common shares began trading on a reverse share split-adjusted basis on November 19, 2020. All common share and per common share data included in this annual report have been retroactively adjusted to reflect the Reverse Share Split.

The market price of our common shares has historically experienced and may continue to experience volatility. For example, during 2019, the market price of our common shares, adjusted to reflect the Reverse Share Split, ranged from a low of $9.01 per share to a high of $34.20 per share. During 2020, the market price of our common shares, adjusted to reflect the Reverse Share Split, ranged from a low of $4.08 per share to a high of $18.48 per share. The market price of our common shares may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•changes in financial estimates by analysts and our inability to meet those financial estimates;
•strategic actions by us or our competitors;
•announcements by us or our competitors of significant contracts, acquisitions, joint marketing relationships, joint ventures or capital commitments;
•variations in our quarterly operating results and those of our competitors;
•general economic and stock market conditions;
•risks related to our business and our industry, including those discussed above;
•changes in conditions or trends in our industry, markets or customers;
•terrorist acts;
•future sales of our common shares or other securities by us, members of our management team or our existing shareholders; and
•investor perceptions of the investment opportunity associated with our industry or common shares relative to other investment alternatives.

These broad market and industry factors may materially reduce the market price of our common shares, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common shares is low.

In addition, in recent years the stock market has experienced substantial price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons potentially unrelated to their operating performance. For example, our share price may experience substantial volatility due to uncertainty regarding commodity prices. These market fluctuations, regardless of the cause, may materially and adversely affect our share price, regardless of our operating results. Furthermore, the trading market for our common shares is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

The rights of holders of our common shares are subordinate to the rights of the holders of our preferred shares.

The holders of the preferred shares issued in the Noralta Acquisition have rights and preferences superior to those of the holders of our common shares, including the right to receive a 2% annual dividend, paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof and the right to receive a liquidation preference prior to any distribution of our assets to the holders of our common shares. In addition, holders of the preferred shares may convert their shares into common shares at an initial conversion price of $39.60 per common share, which may not be the fair market value of such shares at the time of conversion.

We are governed by the corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware, United States.

There are material differences between the Business Corporations Act (British Columbia) (BCBCA) as compared to the Delaware General Corporation Law (DGCL). For example, some of these material differences include the following: (a) for material corporate transactions (such as amalgamations, arrangements, the sale of all or substantially all of our undertaking, and other extraordinary corporate transactions), the BCBCA, subject to the provisions of our Articles, generally requires two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote of shareholders for similar material corporate transactions; and (b) under the BCBCA, a holder of 5% or more of our common shares can requisition a general meeting of shareholders for the purpose of transacting any business that may be transacted at a general meeting, whereas the DGCL does not give this right. We cannot predict if investors will find our common shares less attractive because of these material differences. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

Our effective tax rates (including our Canadian tax rate) are dependent on a variety of factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in Canada, currency exchange rate fluctuations (especially between Canadian and U.S. dollars), and significant changes in trade, monetary or fiscal policies of Canada, including changes in interest rates, withholding taxes, tax treaties and federal and provincial tax rates generally. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of any number of the events or circumstances described in such factors may be (and, in fact, often seem to be) interrelated, and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

Canada’s tax rules under the Income Tax Act (Canada) (the Canadian Tax Act) allow for favorable tax treatment insofar as the repatriation of certain dividends from foreign affiliates. These tax rules are complicated and could change over time. Any such changes could have a material impact on our overall tax rate.

Canada has also introduced tax rules governing “foreign affiliate dumping” in the Canadian Tax Act that can have adverse tax consequences in respect of non-Canadian business activities and investments for Canadian corporations that are controlled by non-Canadian corporations. These rules would have a negative impact on us to the extent that we became controlled by a non-Canadian resident corporation.

We remain subject to changes in tax law (in various jurisdictions) and other factors that could impact our effective tax rate.

The tax laws of Canada, Australia and the U.S. could change in the future, and such changes could cause a material change in our effective corporate tax rate. As a result, our realized effective tax rate may be materially different from our current expectation. Our provision for income taxes will be based on certain estimates and assumptions made by management in consultation with our tax and other advisors. Our consolidated income tax rate will be affected by the amount of net income earned in Canada and our other operating jurisdictions, the availability of benefits under tax treaties, and the rates of taxes payable in respect of that income. We will enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. We will therefore make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions we may use in determining our consolidated tax provisions and accruals. This could result in a material adverse effect on our consolidated income tax provision, financial condition and the net income for the period in which such determinations are made.

The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organization for Economic Co-operation and Development have recently focused on issues related to the taxation of multinational corporations. One example is found in the area of “base erosion and profit shifting”, where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis (or both), and any such changes could materially adversely affect us.

The Canada Revenue Agency (CRA) may disagree with our conclusions on tax treatment, and the CRA has not provided (and we have not requested), a ruling on the Canadian tax aspects of our redomestication.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table presents information about our principal properties and facilities as of December 31, 2020. Except as indicated, we own all of the properties or facilities listed below. Each of the properties is encumbered by our secured credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 11 – Debt to the notes to consolidated financial statements included in Item 8 of this annual report for additional information concerning our credit facilities. For a discussion about how each of our business segments utilizes its respective properties, see Item 1, “Business” of this annual report.

Location	Approximate Square Footage/Acreage	Description
Canada:
Fort McMurray, Alberta (leased land)	240 acres	Wapasu Creek and Henday Lodges
Fort McMurray, Alberta (leased land)	138 acres	Fort McMurray Village
Fort McMurray, Alberta (leased land)	135 acres	Conklin Lodge
Fort McMurray, Alberta (leased land)	128 acres	Beaver River and Athabasca Lodges
Fort McMurray, Alberta (leased land)	78 acres	McClelland Lake Lodge
Kitimat, British Columbia	59 acres	Sitka Lodge
Fort McMurray, Alberta (leased land and lodges)	58 acres	Hudson and Borealis Lodges
Acheson, Alberta (lease)	40 acres	Office and warehouse
Edmonton, Alberta	33 acres	Manufacturing facility (1)
Fort McMurray, Alberta (leased land)	30 acres	Greywolf Lodge
Grimshaw, Alberta (lease)	20 acres	Equipment yard
Fort McMurray, Alberta (leased land)	18 acres	Anzac Lodge
Edmonton, Alberta (lease)	86,376 sq. feet	Office and warehouse
Calgary, Alberta (lease)	7,000 sq. feet	Office
Australia:
Coppabella, Queensland, Australia	192 acres	Coppabella Village
Narrabri, New South Wales, Australia	82 acres	Narrabri Village
Boggabri, New South Wales, Australia	52 acres	Boggabri Village
Dysart, Queensland, Australia	50 acres	Dysart Village
Middlemount, Queensland, Australia	37 acres	Middlemount Village
Karratha, Western Australia, Australia (owned and leased land)	34 acres	Karratha Village
Kambalda, Western Australia, Australia	27 acres	Kambalda Village
Nebo, Queensland, Australia	26 acres	Nebo Village
Moranbah, Queensland, Australia	17 acres	Moranbah Village
Sydney, New South Wales, Australia (lease)	11,518 sq. feet	Office
Perth, Western Australia, Australia (lease)	8,988 sq. feet	Office
Brisbane, Queensland, Australia (lease)	5,543 sq. feet	Office
United States:
Houston, Texas (lease)	8,900 sq. feet	Principal executive offices
Sulphur, Louisiana	44 acres	Acadian Acres Lodge and yard
Killdeer, North Dakota	39 acres	Killdeer Lodge
Pecos, Texas (leased land)	35 acres	West Permian Lodge
Yukon, Oklahoma (lease)	12 acres	Mobile asset facility and yard
Belle Chasse, Louisiana	10 acres	Manufacturing facility and yard
Carlsbad, New Mexico (lease)	10 acres	Mobile asset facility and yard
LaSalle, Colorado (lease)	6 acres	Mobile asset facility and yard
Pecos, Texas (lease)	7 acres	Mobile asset facility and yard
Wright, Wyoming (lease)	5 acres	Mobile asset facility and yard
Bloomfield, New Mexico (lease)	2 acres	Mobile asset facility and yard
Longmont, Colorado (lease)	4,377 sq. feet	Office (2)

(1) This facility is under contract for sale at December 31, 2020. Such sale is expected to be completed in the first quarter of 2021.
(2) This lease expires at the end of February 2021 and is not expected to be renewed.

We also own various undeveloped properties in British Columbia.

We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

Leased land for our lodge properties in Canada refers to land leased from the Alberta government. We also lease land for our Karratha Village from the state government in Australia. Generally, our leases have an initial term of ten years and are scheduled to expire between 2021 and 2028.

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

Holders of Record

As of February 22, 2021, there were 19 holders of record of Civeo common shares.

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

The preferred shares we issued in the Noralta Acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends have been paid in-kind for each quarterly period beginning June 30, 2018 through December 31, 2020, thereby increasing the liquidation preference to $10,563 per share as of December 31, 2020. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash. For further information, see Note 19 - Preferred Shares to the notes to the consolidated financial statements included in Item 8 of this annual report.

Performance Graph

The share price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.
The following performance graph and chart compare the cumulative total return to holders of our common shares with the cumulative total returns of the Standard & Poor's 500 Stock Index, Philadelphia OSX and with that of our peer group, for the period from December 31, 2015 to December 31, 2020. The graph and chart show the value, at the dates indicated, of $100 invested at December 31, 2015 and assume the reinvestment of all dividends, as applicable.

Our peer group consists of Basic Energy Services, Inc., Black Diamond Group Limited, Dexterra Group Inc., Exterran Corporation, Forum Energy Technologies, Inc., Matrix Service Company, Newpark Resources, Inc., Nine Energy Service Inc., Quintana Energy Services Inc.(1), Oil States International, Inc., Precision Drilling Corporation, Select Energy Services Inc., Source Energy Services Ltd., Step Energy Services Ltd., Tetra Tech Inc. and Total Energy Services Inc.

(1) This company was acquired in July 2020.

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Civeo Corporation	$100.00	$154.93	$192.25	$100.70	$90.85	$81.57
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
PHLX Oil Service Sector	$100.00	$118.98	$98.51	$53.97	$53.67	$31.09
Current Peer Group	$100.00	$143.88	$124.27	$77.10	$85.50	$77.83

The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Equity Securities by Registrant or its Affiliates in the Fourth Quarter

None.

ITEM 6. Selected Financial Data

Not applicable.

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

This section of this annual report generally discusses key operating and financial data as of and for the years ended 2020 and 2019 and provides year-over-year comparisons for such periods. For a similar discussion and year-over-year comparisons to our 2018 results, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

Description of the Business

We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. We provide a full suite of hospitality services for our guests, including lodging, food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of accommodation facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore producing regions, and our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. We operate in three principal reporting business segments – Canada, Australia and the U.S.

Reverse Share Split

On November 19, 2020, we effected a reverse share split where each twelve issued and outstanding common shares were converted into one common share (Reverse Share Split). Our common shares began trading on a reverse share split adjusted basis on November 19, 2020. All common share and per common share data included in this annual report have been retroactively adjusted to reflect the Reverse Share Split.

See Note 1 - Description of Business and Basis of Presentation to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion regarding the Reverse Share Split.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this annual report to “dollars” or “$” are to U.S. dollars.

Overview and Macroeconomic Environment

Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase; and (2) the operations or production phase. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure, as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by natural resource production and operation of those facilities as well as expansion of those sites. In general, industry capital spending programs are based on the outlook for commodity prices, economic growth, global commodity supply/demand dynamics and estimates of resource production. As a result, demand for our hospitality services is largely sensitive to expected commodity prices, principally related to oil, met coal, LNG and iron ore. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in Canada, Australia, the U.S. and other markets, including governmental measures introduced to fight climate change or to help slow the spread or mitigate the impact of COVID-19.

Our business is predominantly located in northern Alberta, Canada; British Columbia, Canada; Queensland, Australia; and Western Australia. We derive most of our business from natural resource companies who are developing and producing oil sands, met coal, LNG and iron ore resources and, to a lesser extent, other hydrocarbon and mineral resources. Approximately 66% of our revenue is generated by our lodges in Canada and our villages in Australia. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-person-per-day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years.
Generally, our core Canadian oil sands and Australian mining customers are making significant capital investments to develop their prospects, which have estimated reserve lives ranging from ten years to in excess of 30 years. Consequently, these investments are primarily dependent on those customers’ long-term views of commodity demand and prices.
The spread of COVID-19 and the response thereto have negatively impacted the global economy. The actions taken to mitigate the spread of COVID-19 and the risk of infection have altered, and are expected to continue to alter, governmental and private-sector policies and behaviors in ways that have had a significant negative effect on oil consumption, such as government-imposed or voluntary social distancing and quarantining, reduced travel and remote work policies. Additionally, global oil prices dropped to historically low levels in March and April 2020 due to severely reduced global oil demand, high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. In mid-April 2020, OPEC+ (the combination of historical OPEC members and other significant oil producers, such as Russia) announced production cuts of up to approximately 10 million barrels per day. However, oil prices remained at depressed levels throughout most of 2020, before modest improvement late in the year and into early 2021. Prices are expected to remain relatively volatile throughout 2021.
The economic disruption caused by the spread of COVID-19 and decline in the price of and demand for oil have impacted the activity in the Canadian oil sands, and we have seen a decrease in demand for rooms by our oil sands customers. The reduction in the occupancy at our Canadian oil sands lodges negatively impacted our business in 2020 and could continue to negatively impact our business if oil prices continue to remain volatile. Due to lower oil prices in 2020 and the economic disruption caused by COVID-19, we implemented certain cost containment initiatives, including salary and total compensation reductions of 20% for the Board and Chief Executive Officer for 2020 from March levels, salary reductions for senior management in Canada and the U.S., headcount reductions in North America of approximately 33% from March through December 2020, and decreases to 2020 capital spending by approximately 25%.
Despite the aforementioned negative impact of COVID-19 on the global economy, the impact on the Australian mining industry in 2020 was relatively muted. Due to strong Chinese steel demand, supply disruptions in other countries and limited COVID-19 cases in Australia, Australian met coal and iron ore activity was relatively buoyant in 2020.
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
Alberta Canada. In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands customers. Pricing for WCS is driven by several factors, including the underlying price for West Texas Intermediate (WTI) crude, the availability of transportation infrastructure (consisting of pipelines and crude by railcar) and recent actions by the Alberta provincial government to limit oil production from the province. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and capacity restrictions to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. The WCS Differential has varied depending on the extent of transportation capacity availability.
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile assets and to improve take-away capacity for Canadian oil sands producers over the longer term. While these pipeline projects, including Kinder Morgan’s Trans Mountain Pipeline (TMX), have recently received incremental regulatory approvals, it is still not certain if any of the proposed pipeline projects will ultimately be completed. Certain segments of the TMX pipeline have begun construction; however, the construction timeline continues to be delayed due to the lack of agreement between the Canadian federal government, which supports the pipeline projects, and the British Columbia provincial government. The Canadian federal government acquired TMX pipeline in 2018, approved the expansion of the project and is currently working through the revised construction timeline. In April 2020, the Alberta provincial government announced its intent to financially support the construction of the Keystone XL pipeline (KXL). The construction of this pipeline expansion was suspended due to the U.S.

Supreme Court refusing to renew a water permit for the KXL pipeline in July 2020. After President Biden's inauguration in January 2021, he implemented an executive order to revoke a necessary cross-border permit, canceling the project.
WCS prices in the fourth quarter of 2020 averaged $31.34 per barrel compared to a low of $19.73 in the second quarter of 2020 and a high of $49.93 in the second quarter of 2018. The WCS Differential decreased from $22.49 per barrel at the end of the fourth quarter of 2019 to $15.35 at the end of the fourth quarter 2020. In 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production. However, monthly production limits were put on hold in December 2020 until further notice, allowing operators to produce freely at their discretion while the government monitors production. Should forecasts show storage inventories approaching maximum capacity, the government may reintroduce production limits. The curtailment initially resulted in a narrowing WCS Differential in December 2018, which increased in 2019 before narrowing again in the first quarter of 2020. As of February 22, 2021, the WTI price was $61.49 and the WCS price was $49.95, resulting in a WCS Differential of $11.54.
The depressed price levels of both WTI and WCS materially impacted 2020 maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. While some of our Canadian oil sands customers conducted maintenance projects in the third quarter 2020, activity was negatively impacted by the current environment. Customers began increasing production activity in the fourth quarter of 2020. Continued uncertainty, including about the impact of COVID-19, and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets. Additionally, if oil prices do not improve or stabilize, the resulting impact could continue to negatively affect the value of our long-lived assets.
British Columbia, Canada. Our Sitka Lodge supports the LNG Canada project and related pipeline projects. From a macroeconomic standpoint, LNG demand continued to grow despite the COVID-19 pandemic, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. Accordingly, the current view is additional investment in LNG supply will be needed to meet the expected long-term LNG demand growth.
Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve several portions of the related pipeline construction activity. The actual timing of when revenue is realized from the Costal Gas Link pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, including recent blockades that aim to delay pipeline construction.
In late March 2020, LNGC announced steps being taken to reduce the spread of COVID-19, including reduction of the workforce at the project site to essential personnel only. This resulted in a reduction in occupancy at our Sitka Lodge during the second quarter of 2020. Occupancy at the Sitka Lodge returned to expected levels during July 2020 and remained at expected levels thorough the end of 2020.
Australia. In Australia, 82% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which decreased by 0.9% during 2020 compared to 2019. As of February 22, 2021, met coal spot prices were $138.50 per metric tonne. Long-term demand for steel is expected to be driven by global infrastructure spending and increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. In 2020, the impact of the outbreak of COVID-19 led to a high level of uncertainty for demand of iron ore and met coal. The impact on the demand for steel with the closure or curtailment of manufacturing in economies affected by COVID-19, which will only return to normal levels of consumption once jurisdictions lift quarantine requirements and manufacturing facilities are reopened, is also uncertain. However, a new round of stimulus spending in China and recovering steel production in other regions continues to support demand for raw materials, particularly iron ore.
Currently, China and Australia are in a trade dispute that has led to China implementing an unofficial trade embargo on Australian coal. China has historically accounted for approximately 22% of Australia’s met coal exports. The continuing uncertainty in the Chinese demand for Australian met coal led to a decrease in the met coal spot price to US$103 per tonne at December 31, 2020, though, as noted above, prices recovered somewhat to $138.50 per metric tonne at February 22, 2021. The softening of the met coal spot price has been exacerbated as Chinese mills and traders resell stranded Australian met coal at a discount. As a result, there is currently a shuffling of global export trade flows, coupled with growing demand for steel with an infrastructure led recovery which may lead to near term volatility in Australian met coal spot pricing. If this dispute continues, it could continue to negatively impact pricing and demand for Australian met coal.
To date, we have not seen an overall material decline in occupancy at our Australian villages resulting from the COVID-19 pandemic or the Chinese trade dispute.

Activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  As of February 22, 2021, iron ore spot prices were $168.48 per metric tonne.
On July 1, 2019, we acquired Action, a provider of integrated services to the mining industry in Western Australia. Accordingly, we also have contracts in place to service customer-owned villages in Western Australia which service primarily iron ore mines in addition to gold, lithium and nickel mines. We believe prices are currently at a level that may contribute to increased activity over the long term if our customers view these price levels as sustainable.
Met coal and iron ore prices to date have remained at levels that should support the current levels of occupancy in our Australia villages and the customer locations that we manage under our integrated services business. Accordingly, we plan to continue focusing on enhancing the quality of our operations, maintaining financial discipline, proactively managing our business as market conditions continue to evolve.
U.S. Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies. During 2019, the U.S. oil rig count and associated completion activity decreased due to the oil price decline in late 2018 and early 2019 coupled with other market dynamics negatively impacting exploration and production (E&P) spending, finishing the year at 677 rigs. In 2020, the U.S. oil rig count and associated completion activity further decreased due to the global oil price decline discussed above. Only 267 oil rigs were active at the end of 2020. The Permian Basin remains the most active U.S. unconventional play, representing 66% of the oil rigs active in the U.S. at the end of 2020. The lower U.S. rig count and decline in oil prices resulted in decreased U.S. oil production from an average of 12.2 million barrels per day in 2019 to an average of 11.3 million barrels per day in 2020. As of February 19, 2021, there were 305 active oil rigs in the U.S. (as measured by Bakerhughes.com). With the recent volatility in oil prices and a resulting reduction in spending by E&P companies, we have exited the Bakken and reduced our presence in the Rockies regions for our U.S. mobile assets. Those assets have either been sold or transported to our Permian Basin and Mid-Continent district locations. This process is underway and we expect it to be completed during the first half of 2021. U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans. In addition, consolidation among our E&P customer base in the U.S. has historically created short-term spending and activity dislocations. Should the current trend of industry consolidation continue, we may see activity, utilization and occupancy declines in the near term.

Recent Commodity Prices. Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
			Hard
Quarter	WTI Crude	WCS Crude	Coking Coal (Met Coal)
ended	(per bbl)	(per bbl)	(per tonne)
First Quarter through 2/22/2021	$54.77	$42.14	$133.18
12/31/2020	42.63	31.34	109.37
9/30/2020	40.90	31.15	113.30
6/30/2020	27.95	19.73	120.27
3/31/2020	45.38	27.92	156.17
12/31/2019	56.85	37.94	141.39
9/30/2019	56.40	43.88	160.25
6/30/2019	59.89	47.39	204.78
3/31/2019	54.87	44.49	203.30
12/31/2018	59.32	25.66	223.02
9/30/2018	69.61	41.58	188.46
6/30/2018	67.97	49.93	189.41
3/31/2018	62.89	37.09	228.82
12/31/2017	55.28	38.65	202.33
(1)Source: WTI crude prices are from U.S. Energy Information Administration (EIA), and WCS crude prices are from Bloomberg and hard coking coal prices are from IHS Markit.

Foreign Currency Exchange Rates. Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income (loss) in Canada and Australia. These revenues and profits/losses are translated into U.S. dollars for U.S. GAAP financial reporting purposes. The following tables summarize the fluctuations in the exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar:

	Year Ended December 31,
	2020	2019	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.746	$0.754	(0.008)	(1.1)%
Average Australian dollar to U.S. dollar	$0.691	$0.695	(0.004)	(0.6)%

	As of December 31,
	2020	2019	Change	Percentage
Canadian dollar to U.S. dollar	$0.785	$0.770	0.015	2.0%
Australian dollar to U.S. dollar	$0.773	$0.700	0.073	10.4%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the price of demand for crude oil, met coal, LNG and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2021 capital expenditures, exclusive of any business acquisitions, will total approximately $20.0 million to $25.0 million, compared to 2020 capital expenditures of $10.1 million. See “Liquidity and Capital Resources” below for further discussion of 2021 and 2020 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the year ended December 31, 2020 is based on a comparison with the corresponding period of 2019.

Results of Operations – Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	Year Ended December 31,
	2020	2019	Change

	($ in thousands)
Revenues
Canada	$269,649	$325,651	$(56,002)
Australia	234,542	156,093	78,449
U.S.	25,538	45,811	(20,273)
Total revenues	529,729	527,555	2,174
Costs and expenses
Cost of sales and services
Canada	209,283	239,624	(30,341)
Australia	144,709	89,090	55,619
U.S.	28,096	38,100	(10,004)
Total cost of sales and services	382,088	366,814	15,274
Selling, general and administrative expenses	53,656	59,586	(5,930)
Depreciation and amortization expense	96,547	123,768	(27,221)
Impairment expense	144,120	26,148	117,972
Other operating expense	506	290	216
Total costs and expenses	676,917	576,606	100,311
Operating loss	(147,188)	(49,051)	(98,137)

Interest expense and income, net	(17,050)	(27,305)	10,255
Other income	20,823	7,281	13,542
Loss before income taxes	(143,415)	(69,075)	(74,340)
Income tax benefit	10,635	10,741	(106)
Net loss	(132,780)	(58,334)	(74,446)
Less: Net income attributable to noncontrolling interest	1,470	157	1,313
Net loss attributable to Civeo Corporation	(134,250)	(58,491)	(75,759)
Less: Dividends attributable to Class A preferred shares	1,887	1,849	38
Net loss attributable to Civeo common shareholders	$(136,137)	$(60,340)	$(75,797)

We reported net loss attributable to Civeo for 2020 of $136.1 million, or $9.64 per diluted share. As further discussed below, net loss included (i) a $93.6 million pre-tax loss ($93.6 million after-tax, or $6.63 per diluted share) resulting from the impairment of goodwill in our Canada segment included in Impairment expense, (ii) a $38.1 million pre-tax loss ($38.1 million after-tax, or $2.69 per diluted share) resulting from the impairment of long-lived assets in our Canada segment included in Impairment expense and (iii) a $12.4 million pre-tax loss ($12.4 million after-tax, or $0.88 per diluted share) resulting from the impairment of long-lived assets in our U.S. segment included in Impairment expense. Net loss was partially offset by $4.7 million pre-tax income ($4.7 million after-tax, or $0.33 per diluted share) associated with the settlement of a representations and warranties claim related to the Noralta acquisition included in our Canada segment in Other income.

We reported net loss attributable to Civeo for 2019 of $60.3 million, or $4.33 per diluted share. As further discussed below, net loss included (i) a $19.9 million pre-tax loss ($19.9 million after-tax, or $1.43 per diluted share) resulting from the impairment of goodwill in our Canada segment included in Impairment expense, (ii) a $6.2 million pre-tax loss ($6.1 million after-tax, or $0.44 per diluted share) resulting from the impairment of fixed assets included in Impairment expense, and (iii) a $0.2 million gain on sale of assets related to the sale of a village in Australia and related $2.2 million release of an asset retirement obligation (ARO) liability assumed by the buyer.

Revenues. Consolidated revenues increased $2.2 million, or 0%, in 2020 compared to 2019. This increase was primarily due to the full year impact in 2020 of our Australia integrated services business due to the Action acquisition completed in July 2019, increased occupancy at our Bowen Basin villages in Australia and increased mobile asset activity from our pipeline project in Canada. These items were partially offset by lower revenue from reduced occupancy at our lodges in Canada resulting from the COVID-19 pandemic, lower oil prices and the global oil market dislocation. Additionally, lower activity levels in certain markets in the U.S. and weaker Canadian dollars relative to the U.S. dollar in 2020 compared to 2019 also offset the increased revenues. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales increased $15.3 million, or 4%, in 2020 compared to 2019. This increase was primarily due to increased activity at our Australian integrated services business due to the Action acquisition, increased occupancy at our Bowen Basin villages in Australia and increased mobile asset activity from our pipeline project in Canada. These items were partially offset by decreased cost of sales and services due to reduced occupancy at our oil sands lodges in Canada resulting from the COVID-19 pandemic and lower oil prices. Additionally, lower activity levels in certain markets in the U.S. and weaker Canadian dollars relative to the U.S. dollar in 2020 compared to 2019 offset the increased cost of sales and services. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense decreased $5.9 million, or 10%, in 2020 compared to 2019. This decrease was primarily due to lower share-based compensation expense, travel and entertainment expenses and compensation expense, partially offset by higher incentive compensation costs. The decrease in share-based compensation was due to a reduction in the amount of phantom share awards outstanding and the reduction in our average stock price during 2020 compared to 2019. The decrease in travel and entertainment expenses was largely a result of reduced travel due to COVID-19.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $27.2 million, or 22%, in 2020 compared to 2019. The decrease was primarily due to (i) the impairment of certain long-lived assets in Canada and the U.S. during the first quarter of 2020, (ii) the extension of the remaining life of certain long-lived accommodation assets in Canada during the fourth quarter of 2019 and (iii) certain assets and intangibles becoming fully depreciated during 2019. These items were partially offset by additional depreciation and intangible amortization expense related to our Action acquisition in 2019.

Impairment Expense. Impairment expense of $144.1 million in 2020 included the following items:

•Pre-tax impairment expense of $93.6 million related to the impairment of goodwill in our Canadian reporting unit.
•Pre-tax impairment expense of $38.1 million associated with long-lived assets in our Canadian segment.
•Pre-tax impairment expense of $12.4 million associated with long-lived assets in our U.S. segment.

Impairment Expense. Impairment expense of $26.1 million in 2019 included the following items:

•Pre-tax impairment expense of $19.9 million related to the impairment of goodwill in our Canadian reporting unit.
•Pre-tax impairment expense of $0.7 million associated with long-lived assets in our Canadian segment.
•Pre-tax impairment expense of $5.5 million associated with long-lived assets in our Australian segment. This includes $1.0 million of impairment expense related to an error corrected in the second quarter 2019. We identified a liability related to an ARO at one of our villages in Australia that should have been recorded in 2011. We determined that the error was not material to our previously issued financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, and therefore, corrected the error in the second quarter of 2019. Specifically, we recorded the following amounts in our second quarter 2019 unaudited consolidated statements of operations related to prior periods: (1) additional accretion expense related to the ARO of $0.9 million, (2) additional depreciation and amortization expense of $0.5 million related to amortization of the asset retirement cost and (3) additional impairment expense related to the impairment of the asset retirement cost of $1.0 million offset by recognition of an ARO liability totaling $2.3 million as of June 30, 2019.

See Note 4 - Impairment Charges to the notes to the consolidated financial statements included in Item 8 of this annual report for further discussion.

Operating Loss. Operating loss increased $98.1 million, or 200%, in 2020 compared to 2019 primarily due to impairments of goodwill and long-lived assets, partially offset by increased operating profit in Australia, as well as lower depreciation and amortization expense.

Interest Expense and Income, net. Net interest expense decreased $10.3 million, or 38%, in 2020 compared to 2019 primarily related to lower average debt levels and lower interest rates on term loan and revolving credit facility borrowings during 2020 compared to 2019.

Other Income. Other income increased $13.5 million, or 186%, in 2020 compared to 2019, primarily due to $13.0 million of other income related to proceeds from the Canada Emergency Wage Subsidy (CEWS) and $4.7 million of other income associated with the settlement of a representations and warranties claim related to the Noralta Acquisition, partially offset by smaller gains on sale of assets in 2020 compared to 2019. Other income in 2019 also included $2.6 million of other income related to proceeds from an insurance claim associated with maintenance-related operational issues and a gain on sale of assets related to the sale of a village in Australia and related $2.2 million release of an ARO liability assumed by the buyer.

Income Tax Benefit.  Our income tax benefit for 2020 totaled $10.6 million, or 7.4% of pretax loss, compared to a benefit of $10.7 million, or 15.5% of pretax loss for 2019.  Our effective tax rate for 2020 was lower than the Canadian federal statutory rate of 15%, primarily due to a non-deductible Canadian goodwill impairment charge of $95.3 million, as well as the release of a valuation allowance of $9.1 million against the net deferred tax assets in Australia. This was partially offset by a valuation allowance of $6.4 million established against net deferred tax assets in the U.S. and Canada.

Our effective tax rate for 2019 was lower than the Canadian combined federal and provincial statutory rate of 26.5%, primarily due to a non-deductible Canadian goodwill impairment charge of $19.9 million and a release of a valuation allowance of $2.3 million against the net deferred tax assets in Australia due to the Action acquisition. This was partially offset by pre-tax losses in Australia and the U.S. for which no tax benefit was recorded. As a result, a valuation allowance of $3.2 million was established against net deferred tax assets in the U.S. and Australia.

Other Comprehensive Income (Loss). Other comprehensive income increased $6.2 million in 2020 compared to 2019 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 2% in 2020 compared to a 5% increase in 2019. The Australian dollar exchange rate compared to the U.S. dollar increased 10.4% in 2020 compared to remaining flat in 2019.

Segment Results of Operations – Canadian Segment

	Year Ended December 31,
	2020	2019	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$202,534	$281,577	$(79,043)
Mobile facility rental revenue (2)	33,192	9,575	23,617
Food service and other services revenue (3)	33,923	33,485	438
Manufacturing revenue (4)	—	1,014	(1,014)
Total revenues	$269,649	$325,651	$(56,002)

Cost of sales and services ($ in thousands)
Accommodation cost	$143,213	$187,679	$(44,466)
Mobile facility rental cost	24,842	7,493	17,349
Food service and other services cost	30,616	30,595	21
Manufacturing cost	611	1,025	(414)
Indirect other cost	10,001	12,832	(2,831)
Total cost of sales and services	$209,283	$239,624	$(30,341)

Gross margin as a % of revenues	22.4%	26.4%	(4.0)%

Average daily rate for lodges (5)	$95	$91	$4

Total billed rooms for lodges (6)	2,095,784	3,078,727	(982,943)

Average Canadian dollar to U.S. dollar	$0.746	$0.754	$(0.008)

(1)Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to mobile assets for the periods presented.
(3)Includes revenues related to food service, laundry and water and wastewater treatment services for the periods presented.
(4)Includes revenues related to modular construction and manufacturing services for the periods presented.
(5)Average daily rate is based on billed rooms and accommodation revenue.
(6)Billed rooms represents total billed days for owned assets for the periods presented.

Our Canadian segment reported revenues in 2020 that were $56.0 million, or 17%, lower than 2019. Excluding the impact of a weaker Canadian dollar exchange rate, the segment experienced a 16% decrease in revenues. This decrease was driven by reduced occupancy at our lodges related to lower oil prices and the COVID-19 pandemic. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 1% in 2020 compared to 2019 resulted in a $2.6 million period-over-period decrease in revenues. Partially offsetting these items, revenue was favorably impacted by increased mobile asset activity from a pipeline project.

Our Canadian segment cost of sales and services decreased $30.3 million, or 13%, in 2020 compared to 2019. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 1% in 2020 compared to 2019 resulted in a $2.1 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the decreased cost of sales and services was driven by reduced occupancy at our lodges in the oil sands region and reduced indirect other costs from a continued focus on cost containment and operational efficiencies. These decreases were partially offset by increased mobile asset activity from a pipeline project and increased costs related to the implementation of enhanced measures during the COVID-19 pandemic.

Our Canadian segment gross margin as a percentage of revenues decreased from 26% in 2019 to 22% in 2020. This was primarily driven by increased costs related to the implementation of enhanced safety measures during the COVID-19 pandemic, as well as reduced operating efficiencies due to lower occupancy.

Segment Results of Operations – Australian Segment

	Year Ended December 31,
	2020	2019	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$144,070	$126,047	$18,023
Food service and other services revenue (2)	90,472	30,046	60,426
Total revenues	$234,542	$156,093	$78,449

Cost of sales ($ in thousands)
Accommodation cost	63,504	60,045	3,459
Food service and other services cost	77,358	26,073	51,285
Indirect other cost	3,847	2,972	875
Total cost of sales and services	$144,709	$89,090	$55,619

Gross margin as a % of revenues	38.3%	42.9%	(4.6)%

Average daily rate for villages (3)	$73	$73	$—

Total billed rooms for villages (4)	1,968,284	1,717,186	251,098

Australian dollar to U.S. dollar	$0.691	$0.695	$(0.004)

(1)Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to food service and other services, including facilities management for the periods presented.
(3)Average daily rate is based on billed rooms and accommodation revenue.
(4)Billed rooms represents total billed days for owned assets for the periods presented.

Our Australian segment reported revenues in 2020 that were $78.4 million, or 50%, higher than 2019. The increase in revenue was primarily due to our integrated services business, acquired July 1, 2019, which contributed $90.5 million in revenues in 2020 compared to the $30.0 million in 2019. The weakening of the average exchange rates for Australian dollars relative to the U.S. dollar by 1% in 2020 compared to 2019 resulted in a $0.9 million year-over-over decrease in revenues. In addition, the revenue increase was driven by increased occupancy at our Bowen Basin villages, which was partially offset by decreased occupancy at our Western Australia villages.

Our Australian segment cost of sales increased $55.6 million, or 62%, in 2020 compared to 2019. The increase was primarily due to our integrated services business. Increases related to increased occupancy at our Bowen Basin villages were partially offset by decreased occupancy at our Western Australia villages and the weakening of the Australian dollar.

Our Australian segment gross margin as a percentage of revenues decreased to 38% in 2020 from 43% in 2019. This was primarily driven by our integrated services business, which has a service-only business model and therefore generates a lower overall gross margin than the accommodation business, partially offset by improved margins at our Bowen Basin villages as a result of increased occupancy.

Segment Results of Operations – U.S. Segment

	Year Ended December 31,
	2020	2019	Change
Revenues ($ in thousands)	$25,538	$45,811	$(20,273)

Cost of sales ($ in thousands)	$28,096	$38,100	$(10,004)

Gross margin as a % of revenues	(10.0)%	16.8%	(26.8)%

Our U.S. segment reported revenues in 2020 that were $20.3 million, or 44%, lower than 2019.  This was primarily due to reduced occupancy at our West Permian, Killdeer and Acadian Acres lodges, reduced U.S. drilling activity in the Bakken,

Rockies, Mid-Continent and West Permian markets affecting our wellsite business and reduced activity in our offshore rental business.

Our U.S. segment cost of sales decreased $10.0 million, or 26%, in 2020 compared to 2019.  The decrease was driven by reduced occupancy at our West Permian and Killdeer lodges, reduced U.S. drilling activity in the Bakken, Rockies, Mid-Continent and West Permian markets affecting our wellsite business and reduced activity in our offshore rental business.

Our U.S. segment gross margin as a percentage of revenues decreased from 17% in 2019 to (10)% in 2020, primarily due to reduced activity at our lodges and wellsite markets and reduced operating efficiencies at lower activity levels.

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

The following table summarizes our consolidated liquidity position as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Lender commitments (1)	$167,300	$263,500
Reductions in availability (2)	—	(6,591)
Borrowings against revolving credit capacity	(63,556)	(134,117)
Outstanding letters of credit	(4,487)	(2,031)
Unused availability	99,257	120,761
Cash and cash equivalents	6,155	3,331
Total available liquidity	$105,412	$124,092

(1)As of December 31, 2020, we had two bank guarantee facilities totaling $3.0 million which mature on March 31, 2021. As of December 31, 2019, we had one bank guarantee totaling $2.0 million. We had bank guarantees of A$0.8 million and A$0.7 million under these facilities outstanding as of December 31, 2020 and 2019, respectively.
(2)As of December 31, 2020, there were no reductions in our availability under the Amended Credit Agreement. As of December 31, 2019, $6.6 million of our borrowing capacity under the Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Credit Agreement.

Cash totaling $117.4 million was provided by operations during 2020 compared to $74.5 million provided by operations during 2019. The increase in operating cash flow in 2020 compared to 2019 was primarily due to higher cash provided by working capital, increased earnings from our Australian operations and proceeds from the CEWS. Net cash provided by working capital was $19.9 million during 2020 compared to net cash used by working capital of $14.3 million during 2019. The increase in cash provided by working capital in 2020 compared to 2019 is largely due to decreased accounts receivable balances in Canada.

Cash was used in investing activities during 2020 and 2019 in the amounts of $1.8 million and $38.6 million, respectively. The decrease in cash used in investing activities in 2020 compared to 2019 was primarily due to lower capital expenditures and $4.7 million of other income associated with the settlement of a representations and warranties claim in 2020 related to the Noralta Acquisition. This compares to $16.9 million to fund the Action acquisition in 2019. Capital expenditures totaled $10.1 million and $29.8 million during 2020 and 2019, respectively. The decrease in capital expenditures in 2020 was related primarily to the completion of the Sitka Lodge expansion, which occurred during 2018 and 2019. In addition, we received proceeds from the sale of property, plant and equipment of $3.7 million and $5.9 million during 2020 and 2019, respectively.

We expect our capital expenditures for 2021, exclusive of any business acquisitions or any growth capital expenditures, to be in the range of $20.0 million to $25.0 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2021 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Amended Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the economic environment in our industry improve and the transaction economics are deemed to be attractive to us. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the prices of and demand for crude oil, met coal and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

The table below delineates historical capital expenditures split between expansionary and maintenance spending on our lodges and villages, mobile asset spending and other capital expenditures. We classify capital expenditures for the development of rooms and central facilities at our lodges and villages as expansion capital expenditures. Other capital expenditures in the table below relate to routine capital spending for support equipment, upgrades to infrastructure at our lodge and village properties and spending related to our manufacturing facilities, among other items.

Based on management’s judgment of capital spending classifications, we believe the following table represents the components of capital expenditures for the years ended December 31, 2020 and 2019 (in millions):

	Year Ended December 31,
	2020			2019
	Expansion	Maint	Total	Expansion	Maint	Total
Lodge/village	$1.5	$5.9	$7.4	$17.6	$5.1	$22.7
Mobile assets	0.7	—	0.7	1.4	0.5	1.9
Other	0.9	1.1	2.0	1.9	3.3	5.2
Total	$3.1	$7.0	$10.1	$20.9	$8.9	$29.8

Expansion lodge and village spending in 2020 was primarily related to the purchase of previously rented rooms for a lodge in the U.S segment. Expansion lodge and village spending in 2019 was primarily related to the expansion of our Sitka lodge in British Columbia.

Maintenance lodge and village spending in 2020 and 2019 was primarily related to routine maintenance projects at our major properties.

Other maintenance spending in 2020 and 2019 was primarily related to miscellaneous equipment and supplies to support the day-to-day operations at our accommodation facilities. Other expansion spending in 2020 and 2019 was primarily related to information technology infrastructure to support our business.

Net cash of $114.2 million was used in financing activities during 2020 primarily due to net repayments under our revolving credit facilities of $70.3 million, repayments of term loan borrowings of $39.9 million, $1.5 million used to settle tax obligations on vested shares under our share-based compensation plans and debt issuance costs of $2.6 million related to our Amended Credit Agreement. Net cash of $44.6 million was used in financing activities during 2019 primarily due to net repayments under our revolving credit facilities of $3.5 million, repayments of term loan borrowings of $34.9 million, $4.3 million used to settle tax obligations on vested shares under our share-based compensation plans and debt issuance costs of $2.0 million related to our Credit Agreement.

The following table summarizes the changes in debt outstanding during 2020 (in thousands):

	Canada	Australia	U.S.	Total
Balance at December 31, 2019	$359,080	$—	$—	$359,080
Borrowings under revolving credit facilities	347,520	30,084	—	377,604
Repayments of borrowings under revolving credit facilities	(434,155)	(13,759)	—	(447,914)
Repayments of term loans	(39,855)	—	—	(39,855)
Translation	729	1,442	—	2,171
Balance at December 31, 2020	$233,319	$17,767	$—	$251,086

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

Amended Credit Agreement

As of December 31, 2019, our Credit Agreement provided for: (i) a $263.5 million revolving credit facility scheduled to mature on November 30, 2021 for certain lenders, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $183.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $285.4 million term loan facility scheduled to mature on November 30, 2021 for certain lenders in favor of Civeo.

In September 2020, we entered into an amendment to our Credit Agreement, which reduced total lender commitments by $96.2 million.

As of December 31, 2020, our Credit Agreement, (as so amended, the Amended Credit Agreement) provided for: (i) a $167.3 million revolving credit facility scheduled to mature on May 30, 2023, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $122.3 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $194.8 million term loan facility scheduled to mature on May 30, 2023 for certain lenders in favor of Civeo.

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin of 3.50% to 4.50% or a base rate plus 2.50% to 3.50%, in each case based on a ratio of our total debt to consolidated EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a B/A Discount Rate (as defined in the Amended Credit Agreement) based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 3.50% to 4.50%, or a Canadian Prime rate plus a margin of 2.50% to 3.50%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Amended Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 3.50% to 4.50%, based on a ratio of our total debt to consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks is addressed in the Amended Credit Agreement and at such time the transition from LIBOR or CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to LIBOR or CDOR that gives due consideration to (1) the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time for the replacement of LIBOR and (2) any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.50 to 1.00. Following a qualified offering of indebtedness with gross proceeds in excess of $150.0 million, we will be required to maintain a maximum leverage ratio of no greater than 4.00 to 1.00 and a maximum senior secured ratio less than 2.50 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of December 31, 2020.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of December 31, 2020, we had eight lenders that were parties to the Amended Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.4 million to $71.1 million. As of

December 31, 2020, we had outstanding letters of credit of $1.2 million under the U.S facility, $0.6 million under the Australian facility and $2.7 million under the Canadian facility.

In addition to the Amended Credit Agreement, we have two bank guarantee facilities totaling $3.0 million which mature March 31, 2021. There were bank guarantees of A$0.8 million under these facilities outstanding as of December 31, 2020.

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

The preferred shares we issued in the Noralta Acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends have been paid in-kind for each quarterly period beginning June 30, 2018 through December 31, 2020, thereby increasing the liquidation preference to $10,563 per share as of December 31, 2020. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash. For further information, see Note 19 - Preferred Shares to the notes to the consolidated financial statements included in Item 8 of this annual report for further information.

Effects of Inflation

Our revenues and results of operations have not been materially impacted by inflation in the past three years.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Total debt	$251,086	$35,052	$216,034	$—	$—
Interest payments(1)	21,267	9,428	11,839	—	—
Purchase obligations	9,286	9,286	—	—	—
Non-cancelable operating lease obligations	28,344	5,682	9,745	7,106	5,811
Asset retirement obligations – expected cash payments	79,844	1,322	530	2,989	75,003
Total contractual cash obligations	$389,827	$60,770	$238,148	$10,095	$80,814

(1)Interest payments due under the Amended Credit Agreement, which matures on May 30, 2023; based on a weighted average interest rate of 4.0% for Canadian term loan, 4.1% for Canadian revolver borrowings and 3.6% for Australian revolver borrowings for the twelve month period ended December 31, 2020.

Our debt obligations at December 31, 2020 are reflected in our consolidated balance sheet, which is a part of our consolidated financial statements in Item 8 of this annual report. We have not entered into any material leases subsequent to December 31, 2020.

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

Accounting for Contingencies

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. We make an assessment of our exposure and record a provision in our accounts to cover an expected loss when we believe a loss is probable and the amount of the loss can be reasonably estimated. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified. Other claims or liabilities have been estimated based on their fair value or our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, interest, insurance claims, warranty claims, contract claims and obligations.

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

In connection with the preparation of our financial statements for the three months ended March 31, 2020, we performed a quantitative goodwill impairment test as of March 31, 2020, and we reduced the value of our goodwill in our Canadian reporting unit to zero. Please see Note 4 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of goodwill impairments recorded in the years ended December 31, 2020 and 2019.

We conduct our annual impairment test as of November 30 of each year. We compare each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is impaired.

We are given the option to test for impairment of our goodwill by first performing a qualitative assessment to determine whether it is more likely than not (that is, likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed quantitative impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill is assessed separately and different relevant events and circumstances are evaluated for each unit. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test.

When performing our annual assessment on November 30, 2020, we performed the qualitative assessment related to our Australia reporting unit. All of our goodwill resides in our Australia reporting unit as of November 30, 2020. Qualitative factors that we considered as part of our assessment include industry and market conditions, macroeconomic conditions and financial performance of our business. After assessing these events and circumstances, we determined that it was more likely than not that the fair value of the Australia reporting unit was greater than its carrying value. Based on the interim quantitative testing performed as of March 31, 2020, the fair value of the Australia reporting unit exceeded its carrying value by 127%.

In performing the quantitative goodwill impairment test, we compare each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Because none of our reporting units has a publicly quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process (a Level 3 fair value measurement). In our analysis, we target a fair value that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. The fair value of the reporting unit is estimated using a combination of (i) an analysis of trading multiples of comparable companies (Market Approach) and (ii) discounted projected cash flows (Income Approach). We also use acquisition multiples analyses in certain circumstances. The relative weighting of each approach reflects current industry and market conditions.

Market Approach - This valuation approach utilizes publicly traded comparable companies’ enterprise values, as compared to their recent and forecasted earnings before interest, taxes and depreciation (EBITDA) information. We use EBITDA because it is a widely used (1) key indicator of the cash generating capacity and (2) valuation metric of companies in our industry.

Income Approach - This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next five years with a terminal value assumption. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. These assumptions can vary by each reporting unit depending on market conditions. In addition, a terminal value is estimated, using a Gordon Growth methodology with a long-term growth rate of 2%. We discount our projected cash flows using a long-term weighted average cost of capital based on our estimate of investment returns that would be required by a market participant. The discount rates used to value our reporting units for the March 31, 2020 interim goodwill impairment test ranged between 10.5% and 14.0%.

The fair value of our reporting units is affected by future oil, coal and natural gas prices, anticipated spending by our customers and the cost of capital. Our estimate of fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each reporting unit’s operations in the future. We selected these valuation approaches because we believe the combination of these approaches and our best judgment regarding underlying assumptions and estimates provides us with the best estimate of fair value for each of our reporting units. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and widely accepted by investors. The fair value of each reporting unit would change if our assumptions under these valuation approaches, or relative weighting of the valuation approaches, were materially modified. The following assumptions are significant to our evaluation process:

Business Projections - We make assumptions about the level of revenues, gross profit, operating expenses, as well as capital expenditures and net working capital requirements. These assumptions drive our planning assumptions and represent key inputs for developing our cash flow projections. These projections are developed using our internal business plans over a five-year planning period that are updated at least annually;

Long-term Growth Rates - We also utilize an assumed long-term growth rate representing the expected rate at which our cash flow stream is projected to grow. These rates are used to calculate the terminal value and are added to the cash flows projected during our planning period; and

Discount Rates - The estimated future cash flows are then discounted at a rate that is consistent with a weighted-average cost of capital that is likely to be expected by market participants. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

Definite-Lived Tangible and Intangible Assets. The recoverability of the carrying values of tangible and intangible assets is assessed at an asset group level which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Whenever, in management’s judgment, we review our assets for impairment in step one when events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable based on estimated future cash flows, an asset impairment evaluation is performed. Indicators of impairment might include persistent and sustained negative economic trends affecting the markets we serve, recurring cash flow losses or significantly lowered expectations of future cash flows expected to be generated by our assets. As part of the initial step, we also reevaluate the remaining useful lives and salvage values of our assets when indicators of impairment exist.

Identification of Asset Groups – The following summarizes the asset groups that we have identified in each of our reporting segments.

Our Canada segment consists of numerous lodges, as well as our mobile assets and our manufacturing facility. These properties are grouped in the following asset groups:

•Core Region
◦Fort McMurray Village – North Athabasca
◦Beaver River Lodge – North Athabasca
◦Athabasca Lodge – North Athabasca
◦Hudson and Borealis Lodges – North Athabasca
•McClelland Lake Lodge – North Athabasca
•Wapasu Creek Lodge – North Athabasca
•Grey Wolf Lodge - North Athabasca
•Conklin Lodge – South Athabasca
•Anzac Lodge – South Athabasca
•Red Earth Lodge - South Athabasca
•Wabasca Lodge - South Athabasca
•Sitka Lodge – Kitimat, British Columbia
•Geetla camp – British Columbia
•Boundary camp – Saskatchewan
•Antler River camp – Manitoba
•Red Earth camp – Alberta
•Christina Lake camp – Alberta
•Mobile assets
•Noble manufacturing facility
•Various land holdings in British Columbia purchased in anticipation of potential LNG related projects

In general, the lodges are operated on a lodge by lodge basis. However, for one set of lodges (the Core Region, including Beaver River, Athabasca, Hudson and Borealis Lodges and Fort McMurray Village), there are no identifiable cash flows largely independent of the cash flows of other assets and liabilities for such lodges, and therefore, such lodges are combined into a single asset group. Factors such as proximity to each other, commonality of customers, common monitoring by management and operating decisions being made to optimize these lodges as a group result in these lodges being treated as a single asset group for the purposes of our impairment assessments.

Our Australia segment consists of nine villages in several regions within the country, as well as our integrated services assets and land banked assets. These properties are grouped in the following asset groups:

•Karratha – Pilbara Region, Western Australia
•Integrated services – Assets held on client owned sites in Western Australia
•Kambalda – Kambalda, Western Australia
•Gunnedah Basin
◦Narrabri – Gunnedah Basin, New South Wales
◦Boggabri – Gunnedah Basin, New South Wales
•Bowen Basin
◦Moranbah – Bowen Basin, Queensland
◦Dysart – Bowen Basin, Queensland
◦Nebo – Bowen Basin, Queensland
◦Coppabella – Bowen Basin, Queensland
◦Middlemount – Bowen Basin, Queensland
•Various non-operational sites acquired as part of Civeo’s land-banking strategy

In general, the villages are operated on a village by village basis, except for the villages located in the Bowen Basin (Moranbah, Dysart, Nebo, Coppabella and Middlemount) and the Gunnedah Basin (Narrabri and Boggabri). The villages in the Bowen and Gunnedah Basins contain significant levels of interdependency that allow these assets to be combined into cash generating units (asset groups). Factors such as commonality of customers, location, resource basins served and common monitoring by management result in the Bowen and Gunnedah Basins to be treated as single asset groups for the purposes of our impairment assessments. Integrated services assets provide catering and managed services to the mining industry in Western Australia.

Our U.S. segment consists of lodges in three geographical areas, mobile assets in various geographical areas, and a wastewater treatment plant (WWTP). These properties are grouped in the following asset groups:

•West Permian Lodge – Texas
• Killdeer Lodge – North Dakota
•Acadian Acres Lodge – Louisiana
•Offshore – this asset group includes mobile assets which are utilized in the Gulf of Mexico
•Wellsites – this asset group includes mobile assets, primarily in the Permian Basin region, the Mid-Continent and the Rocky mountain corridor
•Killdeer WWTP – this asset group represents a WWTP in Killdeer, North Dakota, which was constructed in early 2014

Recoverability Assessment – In performing an impairment analysis, the second step is to compare each asset group’s carrying value to estimates of undiscounted future direct cash flows associated with the asset group over the remaining useful life of the asset group's primary asset. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. The estimates are consistent with those used for purposes of our goodwill impairment test, as further discussed in Goodwill, above.

Fair Value Determination – If, based on the assessment, the carrying values of any of our asset groups are determined to not be recoverable as a result of the undiscounted future cash flows not exceeding the net book value of the asset group, we proceed to the third step. In this step, we compare the fair value of the respective asset group to its carrying value. Our estimate of the fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future, and are therefore uncertain.

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

In estimating future cash flows, we make numerous assumptions with respect to future circumstances that might directly impact each of the asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances include future oil and coal prices, anticipated customer spending, and industry and/or local market conditions. These assumptions represent our best judgment based on the current facts and circumstances. However, different assumptions could result in a determination that the carrying values of additional asset groups are no longer recoverable based on estimated future cash flows. Our estimate of fair value is primarily calculated using the Income Approach, which derives a present value of the asset group based on the asset groups’ estimated future cash flows. We discounted our estimated future cash flows using a long-term weighted average cost of capital based on our estimate of investment returns required by a market participant. The discount rates used during the 2020 Canadian and U.S. segments long-lived asset impairment analysis ranged between 10.5% and 14.0%.

Please see Note 4 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of impairments of definite-lived tangible and intangible assets recorded in the years ended December 31, 2020, 2019 and 2018.

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

We also grant performance share awards under the Plan. Awards are earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of companies. The fair value of the awards was estimated using a Monte Carlo simulation pricing model. We chose this model because the performance awards contain complex vesting terms. Utilizing the Monte Carlo simulation pricing model required us to estimate the risk-free interest rate and the expected market price volatility of our common shares as well as the peer group of companies over a time period equal to the expected term of the award. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. For additional details, see Note 18 – Share-Based Compensation to the notes to the consolidated financial statements included in Item 8 of this annual report.

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

We record a valuation allowance in each reporting period when our management believes that it is more likely than not that any recorded deferred tax asset will not be realized. Our management will continue to evaluate the appropriateness of the valuation allowance in the future, based upon our operating results. Please see Note 15 – Income Taxes to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

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

Recent Accounting Pronouncements

Please see Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2020, we had $251.1 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates.

If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $2.5 million annually, based on our floating-rate debt obligations and interest rates in effect as of December 31, 2020.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$161 million and A$298 million, respectively, at December 31, 2020. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of December 31, 2020 would result in translation adjustments of approximately $16 million and $30 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data appear on pages 71 through 109 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. Selected quarterly financial data is set forth in Note 22 – Quarterly Financial Information (Unaudited) to our Consolidated Financial Statements, which is incorporated herein by reference.

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

ITEM 9A. Controls and Procedures

(i)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this annual report on page 74 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the three months ended December 31, 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2021 Annual General Meeting of Shareholders.

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

ITEM 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2021 Annual General Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2021 Annual General Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2021 Annual General Meeting of Shareholders.

ITEM 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2021 Annual General Meeting of Shareholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements: Reference is made to the index set forth on page 71 of this Annual Report on Form 10-K.

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

3.2
Certification of Amendment to the Notice of Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36246) filed on November 20, 2020.

3.3	Amended and Restated Articles of Civeo Corporation, as amended (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

4.1	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

4.2
Registration Rights, Lock-Up and Standstill Agreement, dated April 2, 2018, by and among Civeo Corporation, Torgerson Family Trust and 989677 Alberta Ltd. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

4.3*	Description of Securities

10.1†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.2†
Amended and Restated 2014 Equity Participation Plan of Civeo Corporation, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on July 29, 2020).

10.3†*	Performance Share Award Program under the 2014 Equity Participation Plan.

10.4†*	Form of Performance Share Award Agreement under the 2014 Equity Participation Plan.

10.5†	Form of Civeo Corporation Annual Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.6†	Form of Canadian Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.7†
Form of Employee Non-Qualified Stock Option Agreement under the 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.8†
Form of Restricted Stock Agreement under the 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.9†	Form of Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.10†	Form of Deferred Stock Agreement (Australia) (incorporated herein by reference to Exhibit 10.12 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.11†	Form of Deferred Stock Agreement (Canada) (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.12†	Form of Executive Agreement of Bradley J. Dodson (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.13†
Form of Phantom Unit Agreement under the 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K (File No. 001-36246) filed on March 13, 2015).

10.14†
Executive Services Agreement, dated May 30, 2012, between Peter McCann and The Mac Services Group Pty Ltd. (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.15†	Dual Employment Agreement (Canada) of Bradley J. Dodson (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.16†*	Dual Employment Agreement (United States) of Bradley J. Dodson.

10.17†
Executive Agreement between Civeo Corporation and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.18†*	Variation to Executive Services Agreement dated May 30, 2012 between Peter McCann and Civeo Pty Ltd.

10.19†
Variation to Executive Services Agreement between Civeo Pty Ltd and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.20†
Dual Employment Agreement (Canada) of Allan Schoening, dated July 16, 2015 (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.21†
Dual Employment Agreement (United States) of Allan Schoening, dated July 16, 2015 (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.22†
Executive Change of Control Severance Agreement between Civeo Corporation and Allan Schoening, dated July 13, 2015 (incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.23†
First Amendment to Executive Change of Control Severance Agreement between Civeo Corporation and Allan Schoening, effective as of July 20, 2020 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on October 28, 2020).

10.24†
Executive Agreement between Civeo Corporation and Allan Schoening, dated December 15, 2014 (incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015.

10.25†*	Executive Change of Control Severance Agreement between Civeo Corporation and Carolyn Stone, dated May 10, 2015.

10.26
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

10.27
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

10.28
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

10.29
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

10.30†
Form of Director Deferred Share Agreement (United States) (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36246).

10.31†	Form of Director Deferred Share Agreement (Canada) (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36246).

21.1*	List of Significant Subsidiaries of Civeo Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contracts and compensatory plans and arrangements.
**	Furnished herewith.

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

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2021.

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

CIVEO CORPORATION

CIVEO CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Civeo Corporation (“the Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-lived Assets
Description of the Matter	As more fully described in Note 4 to the consolidated financial statements, during 2020, the Company recorded an impairment loss on certain long-lived assets groups in Canada and United States. A severe decline in overall market conditions during the first quarter of 2020 primarily due to the COVID-19 pandemic and lower oil prices resulted in a decline in forecasted demand for the Company’s services. As a result of these conditions, the Company evaluated long-lived assets with impairment indicators for recoverability and determined that certain asset groups were not recoverable. As a result, the Company recognized an impairment loss of $50.5 million, which is the amount by which the carrying value exceeded the estimated fair value of these asset groups.

Auditing the Company's fixed asset impairment measurement was complex and involved a high degree of subjectivity because the estimates underlying the determination of fair value involve management’s judgments on significant assumptions. In particular, the Company’s fair value estimate is sensitive to significant assumptions, such as occupancy levels, average daily rates, operating margin, and the weighted average cost of capital.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process used to determine the fair value of the asset groups and measure the long-lived asset impairment. For example, we tested controls over management's review of the significant assumptions underlying the fair value determination.

To test the Company’s impairment measurement of the asset groups, our audit procedures included, among others, assessing the valuation methodology and testing the significant assumptions discussed herein. For example, we compared the significant assumptions used by management to current industry and economic trends as well as to the historical results related to the occupancy, average daily rates, and operating margin. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the impact on the estimate cash flows for the asset groups that would result from changes in the significant assumptions. We also involved our valuation specialists to assist in our evaluation of the weighted average cost of capital assumption as well as the methodology and fair value model used in the estimate. We further tested the completeness and accuracy of the underlying data in the impairment calculations.

Asset Retirement Obligations
Description of the Matter
As more fully described in Note 14 to the consolidated financial statements, at December 31, 2020, the carrying value of the Company’s asset retirement obligations was $15.0 million. The Company reviews the asset retirement obligations at least annually, or more often if facts and circumstances change related to the assumptions used in estimating the obligation.

Auditing the Company’s asset retirement obligation required us to make subjective auditor judgments because estimates underlying the determination of the obligation were based on assumptions unique to the assets, including assumptions about projected restoration costs and the projected timing of settlement costs used to measure the obligation. Actual costs incurred in future periods could differ from amounts estimated.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process used to calculate and measure the asset retirement obligations. For example, we tested controls over the asset retirement obligation estimation process and management’s review of the significant assumptions used in the estimation of the liability, including the amount and timing of retirement costs.

To test the asset retirement obligation valuation, our audit procedures included, among others, assessing the valuation methodology, testing the significant assumptions discussed above, and testing the underlying data used by the Company in its analyses. We verified consistency between the projected timing of the settlement costs and management’s operating plan and regulatory requirements. We compared management’s estimated restoration costs to recently incurred retirement costs, third-party vendor estimates, or publicly available data. In addition, we performed sensitivity analysis to evaluate the change in obligations based on changes in the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Houston, Texas
February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on Internal Control over Financial Reporting
We have audited Civeo Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Civeo Corporation (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas
February 26, 2021

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Revenues:
Service and other	$505,401	$492,700	$428,829
Rental	16,817	27,993	20,079
Product	7,511	6,862	17,784
	529,729	527,555	466,692
Costs and expenses:
Service and other costs	361,505	338,923	296,097
Rental costs	14,971	22,510	21,472
Product costs	5,612	5,381	14,845
Selling, general and administrative expenses	53,656	59,586	67,036
Depreciation and amortization expense	96,547	123,768	125,846
Impairment expense	144,120	26,148	28,661
Other operating expense	506	290	790
	676,917	576,606	554,747
Operating loss	(147,188)	(49,051)	(88,055)

Interest expense	(16,687)	(27,383)	(26,258)
Loss on extinguishment of debt	(383)	—	(748)
Interest income	20	78	226
Other income	20,823	7,281	1,623
Loss before income taxes	(143,415)	(69,075)	(113,212)
Income tax benefit	10,635	10,741	31,365
Net loss	(132,780)	(58,334)	(81,847)
Less: Net income attributable to noncontrolling interest	1,470	157	396
Net loss attributable to Civeo Corporation	(134,250)	(58,491)	(82,243)
Less: Dividends attributable to Class A preferred shares	1,887	1,849	49,589
Net loss attributable to Civeo common shareholders	$(136,137)	$(60,340)	$(131,832)

Per Share Data (see Note 8) (1)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(9.64)	$(4.33)	$(10.06)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(9.64)	$(4.33)	$(10.06)

Weighted average number of common shares outstanding:
Basic	14,129	13,921	13,103
Diluted	14,129	13,921	13,103

(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018

Net loss	$(132,780)	$(58,334)	$(81,847)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	14,266	8,076	(43,036)
Total other comprehensive income (loss), net of taxes	14,266	8,076	(43,036)

Comprehensive loss	(118,514)	(50,258)	(124,883)
Less: Comprehensive income attributable to noncontrolling interest	1,552	157	396
Comprehensive loss attributable to Civeo Corporation	$(120,066)	$(50,415)	$(125,279)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	DECEMBER 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$6,155	$3,331
Accounts receivable, net	89,782	99,493
Inventories	6,181	5,877
Prepaid expenses	7,020	7,247
Other current assets	6,165	7,904
Assets held for sale	3,910	7,589
Total current assets	119,213	131,441

Property, plant and equipment, net	486,930	590,309
Goodwill	8,729	110,173
Other intangible assets, net	99,749	111,837
Operating lease right-of-use assets	22,606	24,876
Other noncurrent assets	3,626	1,276
Total assets	$740,853	$969,912

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,056	$36,971
Accrued liabilities	27,349	21,755
Income taxes	203	328
Current portion of long-term debt	34,585	35,080
Deferred revenue	6,812	7,165
Other current liabilities	5,760	8,741
Total current liabilities	116,765	110,040

Long-term debt, less current maturities	214,000	321,792
Deferred income taxes	—	9,452
Operating lease liabilities	19,834	21,231
Other noncurrent liabilities	14,897	16,592
Total liabilities	365,496	479,107

Commitments and contingencies (Note 16)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042 shares issued and outstanding, respectively; aggregate liquidation preference of $95,514,031 and $93,627,392 as of December 31, 2020 and 2019)	60,016	58,129
Common shares (no par value; 46,000,000 (1) shares authorized, 14,478,878 shares and 14,304,670 shares issued, respectively, and 14,215,169 shares and 14,129,700 shares outstanding, respectively)	—	—
Additional paid-in capital	1,578,315	1,572,249
Accumulated deficit	(907,727)	(771,590)
Common shares held in treasury at cost, 263,709 and 174,970 shares, respectively	(6,930)	(5,472)
Accumulated other comprehensive loss	(348,989)	(363,173)
Total Civeo Corporation shareholders’ equity	374,685	490,143
Noncontrolling interest	672	662
Total shareholders’ equity	375,357	490,805
Total liabilities and shareholders’ equity	$740,853	$969,912
(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.
 The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
		Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2017	$—	$—	$1,383,934	$(579,113)	$(358)	$(328,213)	$117	$476,367
Net income (loss)	—	—	—	(82,243)	—	—	396	(81,847)
Currency translation adjustment	—	—	—	—	—	(43,036)	—	(43,036)
Dividends paid	—	—	—	—	—	—	(513)	(513)
Cumulative effect of implementation of ASU 2014-09	—	—	—	394	—	—	—	394
Issuance of shares for acquisitions	6,972	—	166,882	—	—	—	—	173,854
Dividends attributable to Class A preferred shares	49,308	—	281	(49,589)	—	—	—	—
Share-based compensation	—	—	11,036	—	(831)	—	—	10,205
Balance, December 31, 2018	$56,280	$—	$1,562,133	$(710,551)	$(1,189)	$(371,249)	$—	$535,424
Net income (loss)	—	—	—	(58,491)	—	—	157	(58,334)
Currency translation adjustment	—	—	—	—	—	8,076	—	8,076
Dividends paid	—	—	—	—	—	—	(182)	(182)
Cumulative effect of implementation of ASU 2016-02	—	—	—	(699)	—	—	—	(699)
Dividends attributable to Class A preferred shares	1,849	—	—	(1,849)	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	687	687
Share-based compensation	—	—	10,116	—	(4,283)	—	—	5,833
Balance, December 31, 2019	$58,129	$—	$1,572,249	$(771,590)	$(5,472)	$(363,173)	$662	$490,805
Net income (loss)	—	—	—	(134,250)	—	—	1,470	(132,780)
Currency translation adjustment	—	—	—	—	—	14,184	82	14,266
Dividends paid	—	—	—	—	—	—	(1,542)	(1,542)
Dividends attributable to Class A preferred shares	1,887	—	—	(1,887)	—	—	—	—
Share-based compensation	—	—	6,066	—	(1,458)	—	—	4,608
Balance, December 31, 2020	$60,016	$—	$1,578,315	$(907,727)	$(6,930)	$(348,989)	$672	$375,357

	Preferred Shares	Common Shares (in thousands) (1)
Balance, December 31, 2017	—	11,022
Issuance of shares for acquisitions	9,042	2,665
Share-based compensation	—	141
Balance, December 31, 2018	9,042	13,828
Share-based compensation	—	302
Balance, December 31, 2019	9,042	14,130
Share-based compensation	—	85
Balance, December 31, 2020	9,042	14,215

(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(132,780)	$(58,334)	$(81,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	96,547	123,768	125,846
Impairment charges	144,120	26,148	28,661
Loss on extinguishment of debt	383	—	748
Deferred income tax benefit	(11,122)	(11,713)	(31,403)
Non-cash compensation charge	6,066	10,116	11,036
Gain on disposals of assets	(2,905)	(3,882)	(1,606)
Provision (benefit) for credit losses, net of recoveries	44	(30)	(276)
Other, net	(2,873)	2,659	4,879
Changes in operating assets and liabilities:
Accounts receivable	13,679	(20,547)	13,326
Inventories	171	(87)	3,376
Accounts payable and accrued liabilities	6,890	8,473	(17,716)
Taxes payable	(134)	(75)	5,310
Other current assets and liabilities, net	(725)	(2,015)	(5,943)
Net cash flows provided by operating activities	117,361	74,481	54,391

Cash flows from investing activities:
Capital expenditures	(10,083)	(29,812)	(17,108)
Payments related to acquisitions, net of cash acquired	—	(16,434)	(171,337)
Proceeds from disposition of property, plant and equipment	3,690	5,906	5,844
Other, net	4,619	1,762	654
Net cash flows used in investing activities	(1,774)	(38,578)	(181,947)

Cash flows from financing activities:
Revolving credit borrowings	377,604	381,615	358,312
Revolving credit repayments	(447,914)	(385,071)	(217,339)
Term loan repayments	(39,855)	(34,942)	(26,609)
Debt issuance costs	(2,583)	(1,950)	(4,009)
Other, net	(1,458)	(4,283)	(832)
Net cash flows provided by (used in) financing activities	(114,206)	(44,631)	109,523

Effect of exchange rate changes on cash	1,443	(313)	(2,242)
Net change in cash and cash equivalents	2,824	(9,041)	(20,275)
Cash and cash equivalents, beginning of period	3,331	12,372	32,647

Cash and cash equivalents, end of period	$6,155	$3,331	$12,372

Non-cash investing activities:
Value of common shares issued as consideration for acquisitions	—	—	119,797
Value of preferred shares issued as consideration for acquisition	—	—	54,821
Capital expenditure additions accrued at end of period	933	—	—

Non-cash financing activities:
Preferred dividends paid-in-kind	1,887	1,849	1,459

The accompanying notes are an integral part of these financial statements.

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. We provide a full suite of hospitality services for our guests, including lodging, catering and food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of accommodation facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore producing regions, and our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. We operate in three principal reportable business segments – Canada, Australia and the U.S.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this report to “dollars” or “$” are to U.S. dollars.

Reverse Share Split

On November 19, 2020, we effected a reverse share split where each twelve issued and outstanding common shares were converted into one common share. Our common shares began trading on a reverse share split adjusted basis on November 19, 2020. A total of 14,215,169 common shares were issued and outstanding immediately after the reverse share split. No fractional shares were outstanding following the reverse share split. In lieu of any fractional share, the aggregate number of common shares that a holder was entitled to was, if the fraction was less than half a common share, rounded down to the next closest whole number of common shares, and if the fraction was at least half of a common share, rounded up to one whole common share.

The reverse share split did not affect the number of authorized or issued and outstanding shares of our preferred shares. As a result of the reverse share split, the conversion price for the Company’s outstanding Class A Series 1 preferred shares (Series A preferred shares) was automatically increased to $39.60 for each Series A preferred share (previously it was $3.30 per Series A preferred share).

All authorized, issued and outstanding shares and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect this reverse share split for all prior periods presented.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Credit Losses

We are exposed to credit losses primarily through the sale of our products and services. We maintain allowances for credit losses for estimated losses resulting from the inability of our customers to make required payments. If a trade receivable is deemed to be uncollectible, such receivable is charged-off against the allowance for credit losses account. Our expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on an aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. If we have no previous experience with the customer, we typically obtain reports from various credit organizations to ensure that the customer has a history of paying its creditors. We may also request financial information, including combined financial statements or other documents, to ensure that the customer has the means of making payment. If these factors do not indicate collection is reasonably assured, we generally would require a prepayment or other arrangement to support revenue recognition and recording of a trade receivable. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost or at estimated fair market value at acquisition date if acquired in a business combination, and depreciation is computed, for assets owned or recorded under capital lease, using the straight-line method, after allowing for salvage value where applicable, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset. During the first quarter of 2020, we extended the remaining useful life of certain long-lived accommodations assets in our U.S. segment. During the fourth quarter of 2019, we extended the remaining useful life of certain long-lived accommodations assets in our Canada segment.

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

Impairment of Long-Lived Assets

The recoverability of the carrying values of long-lived assets, including amortizable intangible assets, is assessed in step one whenever, in management’s judgment, events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable based on estimated future cash flows. If this assessment indicates that the carrying values will not be recoverable, as determined based on undiscounted cash flows over the remaining useful lives, an impairment loss is recognized. The impairment loss equals the excess of the carrying value over the fair value of the asset group.

In performing this analysis, the second step is to review asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For each asset group, we compare its carrying value to estimates of undiscounted future cash flows. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. The estimates are consistent with those used for purposes of our goodwill impairment test, as further discussed in Goodwill and Other Intangible Assets, below. Based on the assessment, if the carrying values of certain of our asset groups are determined to not be recoverable, we proceed to the third step. In this step, we compare the fair value of the respective asset group to its carrying value. The fair value of the asset groups are based on prices of similar assets, if available, or discounted cash flows. Our estimate of the fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future.

See Note 4 – Impairment Charges for a discussion of impairment charges we recognized in 2020, 2019 and 2018 related to our long-lived assets.

Goodwill and Other Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. All of our goodwill as of December 31, 2020 was included in our Australia reporting unit.

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

In connection with the preparation of our financial statements for the three months ended March 31, 2020, we performed a quantitative goodwill impairment test as of March 31, 2020, which resulted in a reduction of the value of our goodwill in our Canadian reporting unit to zero. Please see Note 4 – Impairment Charges for further discussion of goodwill impairments recorded in the years ended December 31, 2020 and 2019.

We conduct our annual impairment test as of November 30 of each year. We compare each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is impaired.

We are given the option to test for impairment of our goodwill by first performing a qualitative assessment to determine whether it is more likely than not (that is, likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the currently prescribed quantitative impairment test is unnecessary. In developing a qualitative assessment to meet the “more-likely-than-not” threshold, each reporting unit with goodwill is assessed separately and different relevant events and circumstances are evaluated for each unit. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test.

When performing our annual assessment on November 30, 2020, we performed a qualitative assessment related to goodwill at our Australia reporting unit. Qualitative factors that we considered as part of our assessment included industry and market conditions, macroeconomic conditions and the financial performance of our Australian business. We also noted that, based on the interim quantitative testing performed as of March 31, 2020, the estimated fair value of the Australia reporting unit exceeded its carrying value by more than 125%. After assessing these events and circumstances, we determined that it was more likely than not that the fair value of the Australia reporting unit was greater than its carrying value.

In performing the quantitative goodwill impairment test, we compare each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Because none of our reporting units has a publicly quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process (a Level 3 fair value measurement). In our analysis, we target a fair value that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. The fair value of the reporting unit is estimated using a combination of (i) an analysis of trading multiples of comparable companies (Market Approach) and (ii) discounted projected cash flows (Income Approach). The relative weighting of each approach reflects current industry and market conditions.

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

See Note 10 – Goodwill and Other Intangible Assets for further information.

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from consolidated balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within shareholders’ equity representing substantially all of the balances within accumulated other comprehensive income. Remeasurements of intercompany loans denominated in a different currency than the functional currency of the entity that are of a long-term investment nature are recognized as other comprehensive income within shareholders’ equity. Gains and losses resulting from consolidated balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany loans that are of a long-term investment nature, are included in the consolidated statements of operations as incurred. For the years ended December 31, 2020, 2019, and 2018, we recognized approximately $0.5 million, $0.3 million and $0.8 million in foreign currency losses, respectively.

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

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 15 – Income Taxes for further information.

Receivables and Concentration of Credit Risk

Based on the nature of our customer base, we do not believe that we have any significant concentrations of credit risk other than our concentration in the Canadian oil sands and Australian mining industries. We evaluate the credit-worthiness of our significant, new and existing customers’ financial condition and, generally, we do not require collateral from our customers. For the year ended December 31, 2020, each of Fortescue Metals Group Ltd and Imperial Oil accounted for more than 10% of our revenues. For the year ended December 31, 2019, each of Imperial Oil and Fort Hills Energy LP accounted for more than 10% of our revenues. For the year ended December 31, 2018, each of Imperial Oil, Fort Hills Energy LP and Suncor Energy Inc. accounted for more than 10% of our revenues.

Asset Retirement Obligations

We have AROs that we are required to perform under law or contract once an asset is permanently taken out of service. We initially record the liability at fair value, which reflects the estimated present value of the amount of asset removal and site reclamation costs related to the retirement of our assets, for an ARO when it is incurred (typically when the asset is installed). When the liability is initially recorded, we capitalize the associated asset retirement cost by increasing the carrying amount of the related property, plant and equipment. Over time, the liability increases for the change in its present value, while the capitalized cost depreciates over the useful life of the related asset. Accretion expense is recognized over the estimated productive life of the related assets. If the fair value of the estimated ARO changes, an adjustment is recorded to both the ARO and the capitalized asset retirement cost. Revisions in estimated liabilities can result from changes in estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of settling the ARO. We utilize current retirement costs to estimate the expected cash outflows for retirement obligations. We estimate the ultimate productive life of the properties and a risk-adjusted discount rate in order to determine the current present value of the obligation.

We relieve ARO liabilities when the related obligations are settled. Most of these obligations are not expected to be paid until many years in the future and will be funded from general company resources at the time of removal. See Note 14 – Asset Retirement Obligations for further discussion.

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

We also grant performance share awards. These awards are earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of other companies. The fair value of the performance share is estimated using option-pricing models at the grant date. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

Additionally, we grant phantom shares. All of the awards vest in equal annual installments and are accounted for as a liability based on the fair value of our share price. Participants granted units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a common share on the vesting date.

Guarantees

Substantially all of our Canadian and U.S. subsidiaries are guarantors under our Amended Credit Agreement. See Note 11 – Debt.

During the ordinary course of business, we also provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. As of December 31, 2020, the maximum potential amount of future payments that we could be required to make under these guarantee agreements (letters of credit) was approximately $5.1 million. We have not recorded any liability in connection with these guarantee arrangements. We do not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include revenue and income recognized on the cost-based input method, estimates of the amount and timing of costs to be incurred for AROs, any valuation allowance recorded on net deferred tax assets, warranty claims, long-lived asset and goodwill impairments and allowance for credit losses. Actual results could materially differ from those estimates.

Accounting for Contingencies

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. We make an assessment of our exposure and record a provision in our accounts to cover an expected loss when we believe a loss is probable and the amount of the loss can be reasonably estimated. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified. Other claims or liabilities have been estimated based on their fair value or our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, taxes, interest, insurance claims, warranty claims, contract claims and obligations.

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

3.REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and the U.S., and major categories for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020	2019	2018
Canada
Accommodation revenues	$202,534	$281,577	$266,899
Mobile facility rental revenues	33,192	9,575	9,316
Food service and other services revenues	33,923	33,485	15,601
Manufacturing revenues	—	1,014	4,196
Total Canada revenues	269,649	325,651	296,012

Australia
Accommodation revenues	$144,070	$126,047	$117,896
Food service and other services revenues	90,472	30,046	1,342
Total Australia revenues	234,542	156,093	119,238

U.S.
Accommodation revenues	$2,451	$12,462	$18,288
Mobile facility rental revenues	16,837	28,119	20,389
Manufacturing revenues	6,200	5,085	12,595
Food service and other services revenues	50	145	170
Total U.S. revenues	25,538	45,811	51,442

Total revenues	$529,729	$527,555	$466,692

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of December 31, 2020, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2021	2022	2023	Thereafter	Total
Revenue expected to be recognized as of December 31, 2020	$102,297	$68,705	$10,523	$—	$181,525

We applied the practical expedient and do not disclose consideration for remaining performance obligations with an original expected duration of one year or less. In addition, we do not estimate revenues expected to be recognized related to unsatisfied performance obligations for contracts without minimum room commitments. The table above represents only a portion of our expected future consolidated revenues and it is not necessarily indicative of the expected trend in total revenues.

4.IMPAIRMENT CHARGES

2020 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2020, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended March 31, 2020
Goodwill	$93,606	$—	$—	$93,606
Long-lived assets	38,075	—	12,439	50,514
Total	$131,681	$—	$12,439	$144,120

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
Furthermore, as a result of the decline in global oil prices and forecasts for a potentially protracted period of lower prices, as well as the goodwill impairment in our Canadian segment, we determined all asset groups within this segment had experienced a trigger that indicated that the carrying values might not be recoverable. Accordingly, we assessed the carrying value of each asset group to determine if it continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying values of certain asset groups were determined to not be fully recoverable, and we proceeded to compare the estimated fair value of these asset groups to their respective carrying values. As a result, certain asset groups were written down to their estimated fair values of $43.5 million and we recorded impairment expense of $38.1 million related to these long-lived assets.
Also, as a result of the decline in global oil prices and forecasts for a potentially protracted period of lower prices, we reviewed all asset groups in our U.S. segment to determine if an indicator of impairment had occurred that would indicate that the carrying values of the asset groups in the segment might not be recoverable. We determined that certain asset groups within the segment had experienced an indicator of impairment, and thus we assessed the carrying values of our long-lived assets in the U.S. to determine if they continued to be recoverable based on estimated future cash flows. Based on the assessment, the carrying values of certain of our U.S. asset groups were determined to not be recoverable, and we proceeded to compare the estimated fair values of the asset groups to their respective carrying values. Accordingly, these assets were written down to their estimated fair values of $12.5 million and we recorded impairment expense of $12.4 million during the first quarter of 2020 related to these long-lived assets.

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

During the fourth quarter of 2019, we recorded an impairment expense of $0.7 million related to corporate office space in Canada. The facility is closed and recorded at the estimated fair value (less costs to sell) and was reduced due to a recent appraisal report.

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

As of December 31, 2020 and 2019, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the first quarter of 2020 and the fourth quarter of 2019, we recorded goodwill impairment charges related to one of our reporting units. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future cash flows, oil, met coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. We estimated the fair value when conducting the first quarter of 2020 goodwill impairment test primarily using an income approach and we used a combination of income and market approaches when conducting the fourth quarter of 2019 goodwill impairment test. The discount rates used to value our reporting units for the first quarter of 2020 and the fourth quarter of 2019 for the goodwill impairment test ranged between 10.5% and 14.0%.

During the first quarter of 2020, the fourth and second quarters of 2019 and the first quarter of 2018, we wrote down certain long-lived assets to fair value. During the first quarter of 2020 and 2018, we estimated the fair value when conducting the long-lived asset impairment tests primarily using an income approach. We used a variety of unobservable inputs and underlying assumptions consistent with those discussed above for purposes of our goodwill impairment test. The discount rates used to value our Canadian and U.S. segments long-lived asset impairment analysis ranged between 11.0% and 14.0%. During the fourth quarter of 2019, our estimate of fair value of corporate office space in Canada and during the second quarter of 2019, our estimate of fair value of land in Australia, were based on appraisals from third parties.

See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

During 2019 and 2018, we acquired certain assets and businesses and recorded them at fair value. Determining the fair value of assets acquired and liabilities assumed required the exercise of significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The cash flows employed in the valuation are based on our best estimates of future sales, earnings and cash flows after considering factors such as general market conditions, expected future customer orders, contracts with suppliers, labor costs, changes in working capital, long-term business plans and recent operating performance. See Note 7 – Acquisitions for further information.

6.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at December 31, 2020 and 2019 is presented below (in thousands):

	December 31, 2020	December 31, 2019
Accounts receivable, net:
Trade	$66,071	$76,370
Unbilled revenue	22,565	23,041
Other (1)	1,421	335
Total accounts receivable	90,057	99,746
Allowance for credit losses	(275)	(253)
Total accounts receivable, net	$89,782	$99,493

(1)As of December 31, 2020, Other accounts receivable includes a $1.1 million receivable related to the Canada Emergency Wage Subsidy (CEWS), a subsidy implemented by the Canadian government in response to the COVID-19 pandemic. Income related to the CEWS for the year ended December 31, 2020 was $13.0 million and is included in Other income on the accompanying consolidated statement of operations.

	December 31, 2020	December 31, 2019
Inventories:
Finished goods and purchased products	$5,047	$3,982
Work in process	45	813
Raw materials	1,089	1,082
Total inventories	$6,181	$5,877

	Estimated Useful Life (in years)	December 31, 2020	December 31, 2019
Property, plant and equipment, net:
Land		$47,751	$43,147
Accommodations assets	3-15	1,737,620	1,696,425
Buildings and leasehold improvements	7-20	28,831	26,108
Machinery and equipment	4-15	12,784	12,060
Office furniture and equipment	3-7	61,850	58,005
Vehicles	3-5	15,363	14,604
Construction in progress		5,523	4,286
Total property, plant and equipment		1,909,722	1,854,635
Accumulated depreciation		(1,422,792)	(1,264,326)
Total property, plant and equipment, net		$486,930	$590,309

 As of December 31, 2020, assets held for sale includes $3.9 million related to our modular construction and manufacturing plant near Edmonton, Alberta, Canada.

	December 31, 2020	December 31, 2019
Accrued liabilities:
Accrued compensation	$22,475	$17,169
Accrued taxes, other than income taxes	3,099	3,152
Other	1,775	1,434
Total accrued liabilities	$27,349	$21,755

7.ACQUISITIONS

As previously disclosed in Note 1 - Description of Business and Basis of Presentation, a 1-for-12 reverse share split became effective on November 19, 2020 for all authorized, issued and outstanding shares of Civeo common shares. Accordingly, all share amounts have been adjusted to reflect this reverse stock split for all prior periods presented.

Action

On July 1, 2019, we acquired Action, a provider of integrated services to the mining industry in Western Australia. We funded the purchase price of $16.9 million in cash through a combination of cash on hand and borrowings under our revolving credit facility. Action's operations are reported as part of our Australia reporting business segment beginning on July 1, 2019, the date of acquisition.

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

Noralta

Description of Transaction.  On April 2, 2018, we acquired the equity of Noralta. As a result of the Noralta Acquisition, we expanded our existing accommodations business in the Canadian oil sands market. The total consideration, which is subject to adjustment in accordance with the terms of the definitive agreement, included (i) C$207.7 million (or approximately US$161.2 million) in cash, subject to customary post-closing adjustments for working capital, indebtedness and transactions expenses, (ii) 2.7 million of our common shares, of which 1.1 million shares are held in escrow and will be released based on certain conditions related to Noralta customer contracts remaining in place, and (iii) 9,679 Class A Series 1 Preferred Shares (the Preferred Shares) with an initial liquidation preference of $96.8 million and initially convertible into 2.4 million of our common shares. We funded the cash consideration with cash on hand and borrowings under our revolving credit facility.

During the second quarter of 2020, $5.0 million in cash was released to us from escrow to cover certain agreed upon indemnification claims. As a result of this settlement, we recorded $4.7 million in Other income on the accompanying consolidated statement of operations for the year ended December 31, 2020. During the first quarter of 2019, $2.1 million in cash was released to us from escrow to cover certain agreed upon indemnification claims. During the fourth quarter of 2018, $10.4 million in cash, 0.2 million common shares and 637 Preferred Shares were released to us, and $1.2 million in cash, 15 thousand common shares and 55 Preferred Shares were released to the sellers, from escrow to cover purchase price adjustments related to employee compensation cost increases. During the third quarter of 2018, $3.6 million in cash was released to us from escrow to cover purchase price adjustments related to a working capital shortfall at closing.

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

Calculation of Purchase Consideration. The total purchase consideration received by the Noralta shareholders was based on the cash consideration and fair value of our common shares and Preferred Shares issued on April 2, 2018. The purchase consideration below reflects the fair value of common shares issued, which is based on the closing price on March 29, 2018 (the last business day prior to April 2, 2018) of our common shares of $45.24 per share and the estimated fair value of Preferred Shares issued, which are valued at 61% of the initial liquidation preference of the Preferred Shares of $96.8 million.

A portion of the consideration paid, $11.6 million cash, 0.2 million common shares and 692 Preferred Shares, was initially held in escrow to support certain obligations of the sellers to compensate us for certain increased employee compensation costs expected to be incurred as a result of the union certification of certain classes of Noralta employees.  As of April 2, 2018, we expected the escrowed amounts to be released to us within 12 months, and therefore, a receivable of $11.6 million related to the cash expected to be released was established.  Additionally, no fair value has been allocated to such common shares or Preferred Shares portion of the consideration. As the $10.4 million of cash released to us during the fourth quarter of 2018 was less than the cash expected to be released as of April 2, 2018, we recognized a loss equal to the difference, adjusted for exchange rate changes, totaling $0.8 million. The loss is included in Other income in the accompanying consolidated statement of operations.

The purchase consideration and estimated fair value of Noralta’s net assets acquired as of April 2, 2018 is presented as follows:

(In thousands, except per share data)
Common shares issued	2,733
Common share price as of March 29, 2018	$45.24
Common share consideration		$123,622
Cash consideration (1)		157,539
Preferred Share consideration		59,042
Total purchase consideration		$340,203
Less: Common shares held in escrow		(8,825)
Less: Cash held in escrow		(11,607)
Less: Preferred Shares held in escrow		(4,221)
Total purchase consideration		$315,550

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

Year Ended December 31, (Unaudited)
Pro forma
2018
Revenues	$501,275
Net loss attributable to Civeo Corporation common shareholders	(129,900)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(9.96)
Diluted net loss per share attributable to Civeo Corporation common shareholders	$(9.96)

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

8.EARNINGS PER SHARE

As previously disclosed in Note 1 - Description of Business and Basis of Presentation, a 1-for-12 reverse share split became effective on November 19, 2020 for all authorized, issued and outstanding shares of Civeo common shares. Accordingly, all share and per share amounts have been adjusted to reflect this reverse stock split for all prior periods presented.

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

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	2020	2019	2018
Numerator:
Net loss attributable to Civeo common shareholders	$(136,137)	$(60,340)	$(131,832)
Less: income allocated to participating securities	—	—	—
Basic net income loss attributable to Civeo Corporation common shareholders	$(136,137)	$(60,340)	$(131,832)
Add: undistributed income attributable to participating securities	—	—	—
Less: undistributed income reallocated to participating securities	—	—	—
Diluted net loss attributable to Civeo Corporation common shareholders	$(136,137)	$(60,340)	$(131,832)

Denominator:
Weighted average shares outstanding - basic	14,129	13,921	13,103
Dilutive shares - share based awards	—	—	—
Weighted average shares outstanding - diluted	14,129	13,921	13,103

Basic net loss per share attributable to Civeo Corporation common shareholders (1)	$(9.64)	$(4.33)	$(10.06)

Diluted net loss per share attributable to Civeo Corporation common shareholders (1)	$(9.64)	$(4.33)	$(10.06)
(1)Computations may reflect rounding adjustments.

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. For the years ended December 31, 2020, 2019 and 2018, we excluded from the computation of diluted loss per share 0.4 million, 0.5 million and 0.8 million share-based awards, respectively, since the effect would have been anti-dilutive. Additionally, for the years ended December 31, 2020, 2019 and 2018, we excluded from the calculation the impact of converting the Preferred Shares into 2.4 million, 2.4 million and 2.5 million common shares, respectively, since the effect would have been anti-dilutive.

9.SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years ended December 31, 2020, 2019 and 2018 for interest and income taxes was as follows (in thousands):

	2020	2019	2018
Interest (net of amounts capitalized)	$12,597	$23,882	$23,098
Net income taxes paid (refunds received)	600	1,045	(5,271)

10.GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill from December 31, 2018 to December 31, 2020 are as follows (in thousands):

	Canada	Australia	U.S.	Total
Goodwill as of December 31, 2018	$114,207	$—	$—	$114,207
Action acquisition (1)	—	7,923	—	7,923
Measurement period adjustments for prior year acquisition (2)	2,676	—	—	2,676
Foreign currency translation	5,255	12	—	5,267
Goodwill impairment (3)	(19,900)	—	—	(19,900)
Goodwill, net of $19.9 million accumulated impairment loss as of December 31, 2019	$102,238	$7,935	$—	$110,173
Foreign currency translation	(8,632)	794	—	(7,838)
Goodwill impairment (3)	(93,606)	—	—	(93,606)
Goodwill, net of $113.5 million accumulated impairment loss as of December 31, 2020	$—	$8,729	$—	$8,729

(1)See Note 7 – Acquisitions for further information.
(2)The measurement period adjustment related to the Noralta Acquisition was a result of the first quarter 2019 finalization of our purchase price allocation and valuation related to intangible assets acquired.
(3)See Note 4 – Impairment Charges for further information.

The following table presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of December 31, 2020 and 2019 (in thousands):

	December 31,		December 31,
	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Customer relationships	$44,817	$(44,521)	$41,693	$(38,104)
Trade name	3,678	(3,678)	3,450	(1,529)
Contracts / agreements	161,289	(61,867)	155,063	(48,765)
Total amortizable intangible assets	$209,784	$(110,066)	$200,206	$(88,398)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Licenses	31	—	29	—
Total indefinite-lived intangible assets	31	—	29	—
Total intangible assets	$209,815	$(110,066)	$200,235	$(88,398)

The weighted average remaining amortization period for all intangible assets, other than indefinite-lived intangibles, was 16.9 years as of December 31, 2020 and 16.8 years as of December 31, 2019. Amortization expense was $14.1 million, $14.8 million and $17.6 million in the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, the estimated remaining amortization of our amortizable intangible assets was as follows (in thousands):

Year Ending December 31,
2021	$6,115
2022	6,115
2023	5,967
2024	5,967
2025	5,879
Thereafter	69,675
Total	$99,718

11.DEBT

As of December 31, 2020 and 2019, long-term debt consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Canadian term loan, which matures on May 30, 2023; 3.125% of principal amounts set forth in September 3, 2020 amendment repayable per quarter; weighted average interest rate of 4.0% for the twelve-month period ended December 31, 2020	187,530	224,963
U.S. revolving credit facility, which matures on May 30, 2023; weighted average interest rate of 5.6% for the twelve-month period ended December 31, 2020	—	—
Canadian revolving credit facility, which matures on May 30, 2023; weighted average interest rate of 4.2% for the twelve-month period ended December 31, 2020	45,789	134,117
Australian revolving credit facility, which matures on May 30, 2023; weighted average interest rate of 3.6% for the twelve-month period ended December 31, 2020	17,767	—
	251,086	359,080
Less: Unamortized debt issuance costs	2,501	2,208
Total debt	248,585	356,872
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	34,585	35,080
Long-term debt, less current maturities	$214,000	$321,792

Scheduled maturities of long-term debt as of December 31, 2020 are as follows (in thousands):

Year Ending December 31,
2021	35,052
2022	35,052
2023	180,982
$251,086

Credit Agreement

As of December 31, 2019, our Credit Agreement provided for: (i) a $263.5 million revolving credit facility scheduled to mature on November 30, 2021 for certain lenders, allocated as follows: (A) a $20.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $183.5 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $60.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $285.4 million term loan facility scheduled to mature on November 30, 2021 for certain lenders in favor of Civeo.

In September 2020, we entered into an amendment to our Credit Agreement, which reduced total lender commitments by $96.2 million.

Amended Credit Agreement

As of December 31, 2020, our Credit Agreement (as so amended, the Amended Credit Agreement), provided for: (i) a $167.3 million revolving credit facility scheduled to mature on May 30, 2023, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $122.3 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $194.8 million term loan facility scheduled to mature on May 30, 2023 for certain lenders in favor of Civeo.

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and a maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.50 to 1.00. Following a qualified offering of indebtedness with gross proceeds in excess of $150.0 million, we will be required to maintain a maximum leverage ratio of no greater than 4.00 to 1.00 and a maximum senior secured ratio less than 2.50 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of December 31, 2020.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Amended Credit Agreement are guaranteed by our material subsidiaries. As of December 31, 2020, we had eight lenders that were parties to the Amended Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.4 million to $71.1 million. As of December 31, 2020, we had outstanding letters of credit of $1.2 million under the U.S facility, $0.6 million under the Australian facility and $2.7 million under the Canadian facility.

In addition to the Amended Credit Agreement, we have two bank guarantee facilities totaling $3.0 million which mature March 31, 2021. There were bank guarantees of A$0.8 million under these facilities outstanding as of December 31, 2020.

12.LEASES

We have operating leases covering certain land locations and various office facilities and equipment in our three reportable business segments. Our leases have remaining lease terms of one year to seven years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 90 days. In addition, we do not recognize right-of-use assets or lease liabilities for leases with terms shorter than twelve months.

The components of lease expense were $6.8 million, $6.8 million and $6.8 million under operating leases for the years ended December 31, 2020, 2019 and 2018, respectively. Included in the measurement of lease liabilities, we paid $6.9 million in cash related to operating leases during the year ended December 31, 2020. Right-of-use assets obtained in exchange for new lease obligations related to operating leases during the year ended December 31, 2020 were $2.0 million.

Supplemental balance sheet information related to leases were as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets	$22,606	$24,876

Other current liabilities	$4,437	$5,543
Operating lease liabilities	19,834	21,231
Total operating lease liabilities	$24,271	$26,774

Weighted average remaining lease term
Operating leases	5.7 years	6.2 years
Weighted average discount rate
Operating leases	5.4%	5.9%

Maturities of operating lease liabilities at December 31, 2020, were as follows (in thousands):

For the years ending December 31,
2021	$5,682
2022	5,220
2023	4,525
2024	3,984
2025	3,122
Thereafter	5,811
Total lease payments	28,344
Less imputed interest	4,073
Total	$24,271

13.RETIREMENT PLANS

We sponsor various defined contribution plans. Participation in these plans is available to substantially all employees. A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will generally have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized as an employee benefit expense in profit or loss in the periods during which services are rendered by employees. We recognized expense of $6.8 million, $5.3 million and $4.9 million related to matching contributions under our various defined contribution plans during the years ended December 31, 2020, 2019 and 2018, respectively.

Canadian Retirement Savings Plan

We offer a defined contribution retirement plan to our Canadian employees. In Canada, we contribute, on a matched basis, an amount up to 5% of each Canadian based, salaried employee’s earnings (base salary plus annual incentive compensation) to the legislated maximum for a Deferred Profit Sharing Plan (DPSP). The maximum for 2020 was C$13,915. DPSP is a form of defined contribution retirement savings plan governed by Canadian federal tax legislation which provides for the deferral of tax on deposits and investment returns until removed from the plan to support retirement income. Employer contributions vest upon the completion of two years of service. Employee contributions are required in order to be eligible for the DPSP employer matching. Maximum employer matching (5% noted above) is attained with 6% employee contribution which would go into a Group Registered Retirement Savings Plan (GRRSP). The two plans work in tandem. Contributions to the “Retirement Savings Plan” for Canadian employees are subject to the annual maximum total registered savings limit of C$27,230 in 2020 as set out in the Canadian Tax Act.

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

14.ASSET RETIREMENT OBLIGATIONS

AROs at December 31, 2020 and 2019 were (in thousands):

	2020	2019
Asset retirement obligations	$14,993	$18,796
Less: Asset retirement obligations due within one year (1)	1,322	3,197
Long-term asset retirement obligations	$13,671	$15,599

(1)	Classified as a current liability on the consolidated balance sheets, under the caption “Other current liabilities.” Balance at December 31, 2020 related to remediation work planned for 2021.

Total accretion expense related to AROs was $1.5 million, $1.5 million and $1.7 million during the years ended December 31, 2020, 2019 and 2018, respectively.

During the years ended December 31, 2020, 2019 and 2018, our ARO changed as follows (in thousands):

	2020	2019	2018
Balance as of January 1	$18,796	$18,381	$17,185
Accretion of discount	1,526	1,538	1,689
New obligations	—	497	6,629
Change in estimates of existing obligations	(3,961)	(1,989)	(4,336)
Settlement of obligations	(1,771)	(462)	(1,013)
Foreign currency translation	403	831	(1,773)
Balance as of December 31	$14,993	$18,796	$18,381

15.INCOME TAXES

The Company’s operations are conducted through various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

Income tax benefit. Pre-tax loss for the years ended December 31, 2020, 2019 and 2018 consisted of the following (in thousands):

	2020	2019	2018
Canada operations	$(137,239)	$(60,372)	$(100,874)
Foreign operations	(6,176)	(8,703)	(12,338)
Total	$(143,415)	$(69,075)	$(113,212)

The components of the income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 consisted of the following (in thousands):

	2020	2019	2018
Current:
Canada	$391	$706	$(1,151)
Foreign	96	266	1,189
Total	$487	$972	$38

Deferred:
Canada	$(8,941)	$(9,399)	$(31,403)
Foreign	(2,181)	(2,314)	—
Total	$(11,122)	$(11,713)	$(31,403)

Net income tax benefit	$(10,635)	$(10,741)	$(31,365)

The net income tax benefit differs from an amount computed at Canadian statutory rates as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	2020		2019		2018
Canadian federal tax benefit at statutory rates	$(21,512)	15.0%	$(10,361)	15.0%	$(16,982)	15.0%
Canadian provincial income tax	(12,718)	8.9%	(5,158)	7.5%	(12,105)	10.7%
Effect of foreign income tax, net	1,241	(0.9)%	55	(0.1)%	(1,756)	1.6%
Valuation allowance	(1,355)	0.9%	2,257	(3.3)%	(622)	0.5%
Enacted tax rate change - Canada	—	—%	(2,452)	3.5%	—	—%
Non-deductible goodwill impairment	22,984	(16.0)%	4,689	(6.8)%	—	—%
Non-deductible compensation	310	(0.2)%	1,203	(1.7)%	181	(0.2)%
Unrealized intercompany foreign currency translation gain	991	(0.7)%	(1,451)	2.1%	—	—%
Non-taxable Noralta representations and warranties claim	(1,132)	0.8%	—	—%	—	—%
Other, net	556	(0.4)%	477	(0.7)%	(81)	0.1%
Net income tax benefit	$(10,635)	7.4%	$(10,741)	15.5%	$(31,365)	27.7%

Canadian Rate Change. Effective July 1, 2019, the Province of Alberta introduced a four-year graduated decrease in the income tax rate from 12% to 8%, resulting in a decrease of our net deferred tax liability of $2.5 million during the year ended December 31, 2019. As part of Alberta’s Recovery Plan, the government accelerated the rate reduction to 8% effective July 1, 2020. As the impact of the full rate change was effectuated on our net deferred tax liability in 2019, the acceleration had no impact to our net deferred tax liability as of December 31, 2020.

Deferred Tax Liabilities and Assets. The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss	$102,650	$97,920
Employee benefits	2,269	2,877
Deductible goodwill and other intangibles	55,471	50,024
Land	2,637	2,352
Other reserves	6,701	6,644
Unearned revenue	114	441
Operating lease liabilities	6,027	6,453
Capital losses	1,343	1,056
Other	1,559	2,028
Deferred tax assets	178,771	169,795
Valuation allowance	(88,251)	(84,503)
Deferred tax assets, net	$90,520	$85,292
Deferred tax liabilities:
Intangibles	$(24,359)	$(26,242)
Depreciation	(58,329)	(62,524)
Operating lease right-of-use assets	(5,599)	(5,978)
Deferred tax liabilities	(88,287)	(94,744)
Net deferred tax assets (liabilities), net (1)	$2,233	$(9,452)

(1)	Net deferred tax assets are classified as a noncurrent asset on the consolidated balance sheet, under the caption “Other noncurrent assets.”
NOL Carryforwards. The following table summarizes net operating loss (NOL) carryforwards at December 31, 2020 (in thousands):

	Amount	Expiration Period
Net operating loss carryforwards:
Canada – Federal and provincial	$221,678	Begins to expire in 2035
Australia	101,607	Does not expire
U.S. – Federal	36,030	Begins to expire in 2036
U.S. – Federal	25,603	Does not expire
U.S. – State, tax effected	5,742	Begins to expire in 2021

Change in Valuation Allowance. Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future.

Changes in our valuation allowance for the years ended December 31, 2020 and 2019 are as follows (in thousands):

Balance as of December 31, 2018	$(82,833)
Change in income tax provision	(2,257)
Other change	499
Foreign currency translation	88
Balance as of December 31, 2019	(84,503)
Change in income tax provision	1,355
Other change	1,663
Foreign currency translation	(6,766)
Balance as of December 31, 2020	$(88,251)

As of each reporting date, management considers new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of December 31, 2020, in part because in the current year we achieved three years of cumulative pre-tax income in the Australian federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred tax assets of $9.1 million are realizable. We therefore reduced the valuation allowance accordingly in this jurisdiction.

Indefinite Reinvestment of Earnings.  At December 31, 2020 and 2019, we had no undistributed earnings of foreign subsidiaries subject to income tax in Canada.

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

Our Canadian federal tax returns subsequent to 2013 are subject to audit by the Canada Revenue Agency. Our Australian subsidiary’s federal income tax returns subsequent to 2016 are open for review by the Australian Taxation Office. Our U.S. subsidiary’s federal tax returns subsequent to 2017 are subject to audit by the US Internal Revenue Service.

The total amount of unrecognized tax benefits as of December 31, 2020, 2019 and 2018 was zero. Unrecognized tax benefits, if recognized, would affect the effective tax rate. We accrue interest and penalties related to unrecognized tax benefits as a component of our provision for income taxes. As of December 31, 2020, 2019 and 2018, we had accrued zero of interest expense and penalties.

16.COMMITMENTS AND CONTINGENCIES

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

17.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $14.2 million from $363.2 million at December 31, 2019 to $349.0 million at December 31, 2020, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during 2020 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$161 million and A$298 million, respectively, at December 31, 2020.

18.SHARE-BASED COMPENSATION

As previously disclosed in Note 1 - Description of Business and Basis of Presentation, a 1-for-12 reverse share split became effective on November 19, 2020 for all authorized, issued and outstanding shares of Civeo common shares. Accordingly, all share and per share amounts have been adjusted to reflect this reverse stock split for all prior periods presented.

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board of Directors and the Compensation Committee of our Board of Directors to approve grants of options, restricted share awards, performance share awards, phantom share awards and dividend equivalents, deferred share awards, and share payments to our employees and non-employee directors. No more than 2.4 million Civeo common shares may be issued under the Civeo Plan.

Share-based compensation expense recognized in the years ended December 31, 2020, 2019 and 2018 totaled $8.4 million, $13.9 million and $16.4 million, respectively. Share-based compensation expense is reflected in Selling, general and administrative (SG&A) expense in our consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for share based compensation arrangements was approximately $0.5 million, $0.7 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Options to Purchase Common Shares

No options were awarded in 2020, 2019 or 2018. The following table presents the changes in stock options outstanding and related information for our employees during the years ended December 31, 2020, 2019 and 2018:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value (Thousands)
Outstanding Options at December 31, 2017	12,143	$215.59	4.5	$—
Outstanding Options at December 31, 2018	12,143	$215.59	3.3	$—
Outstanding Options at December 31, 2019	12,143	$215.59	2.3	$—
Forfeited / Expired	(1,817)	197.16
Outstanding Options at December 31, 2020	10,326	$218.83	1.4	$—

Exercisable Options at December 31, 2018	12,143	$215.59	3.3	$—
Exercisable Options at December 31, 2019	12,143	$215.59	2.3	$—
Exercisable Options at December 31, 2020	10,326	$218.83	1.4	$—

As no options were exercised in the last three years, the total intrinsic value of options exercised by our employees during 2020, 2019 and 2018 was zero. Additionally, the tax benefits realized for the tax deduction from options exercised during 2020, 2019 and 2018 totaled zero.

At December 31, 2020, unrecognized compensation cost related to options was zero.

The following table summarizes information for outstanding options of our employees at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2020	Weighted Average Exercise Price
$197.16	3,441	0.13	$197.16	3,441	$197.16
$209.76	2,486	2.14	$209.76	2,486	$209.76
$221.16	2,295	1.13	$221.16	2,295	$221.16
$262.44	2,104	3.14	$262.44	2,104	$262.44
$197.16 - 262.44	10,326	1.45	$218.83	10,326	$218.83

Restricted Share Awards/ Restricted Share Units/ Deferred Share Awards

The following table presents the changes in restricted share awards, restricted share units and deferred share awards outstanding and related information for our employees and non-employee directors during the years ended December 31, 2020, 2019 and 2018:

	Number of Awards/Units	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2017	181,086	$42.29
Granted	238,263	41.02
Vested	(103,741)	46.76
Forfeited	(8,487)	44.33
Nonvested shares at December 31, 2018	307,121	$39.73
Granted	143,756	27.50
Vested	(135,943)	39.10
Forfeited	(8,138)	38.79
Nonvested shares at December 31, 2019	306,796	$34.31
Granted	1,906	4.95
Vested	(186,551)	33.78
Forfeited	(17,060)	35.26
Nonvested shares at December 31, 2020	105,091	$34.56

The weighted average grant date fair value per share for restricted share awards, restricted share units and deferred share awards granted during 2020, 2019 and 2018 was $4.95, $27.50 and $41.02, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards vested during 2020, 2019 and 2018 was $2.6 million, $4.0 million and $3.8 million, respectively. At December 31, 2020, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $1.3 million, which is expected to be recognized over a weighted average period of 1.0 year.

Phantom Share Awards

Each phantom share award is equal in value to one common share. Upon vesting, each recipient will receive a lump sum cash payment equal to the fair market value of a common share on the respective vesting date. These awards are accounted for as a liability that is remeasured at each reporting date until paid.

The following table presents the changes in phantom share awards outstanding and related information for our employees during the years ended December 31, 2020, 2019 and 2018:

Number of Awards
Nonvested shares at December 31, 2017	379,370
Granted	—
Vested	(189,408)
Forfeited	(1,079)
Nonvested shares at December 31, 2018	188,883
Granted	117,943
Vested	(171,641)
Forfeited	(1,057)
Nonvested shares at December 31, 2019	134,128
Granted	413,569
Vested	(55,977)
Forfeited	(33,545)
Nonvested shares at December 31, 2020	458,175

At December 31, 2020, the balance of the liability for the phantom share awards was $2.2 million.  For the years ended December 31, 2020, 2019 and 2018, we made phantom share cash payments of $0.9 million, $5.3 million and $8.2 million, respectively. At December 31, 2020, unrecognized compensation cost related to phantom shares was $4.4 million, as remeasured at December 31, 2020, which is expected to be recognized over a weighted average period of 2.0 years. The weighted average grant date fair value per share of phantom shares granted during the years ended December 31, 2020, 2019 and 2018 was $15.84, $30.36 and zero, respectively.

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

No performance share awards were granted in 2020.

	2019	2018
Risk-free weighted interest rate	2.5%	2.4%
Expected volatility	68.0%	79.0%
Initial TSR	0.7%	(0.40)%

The following table presents the changes in performance share awards outstanding and related information for our employees during the year ended December 31, 2020, 2019 and 2018:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2017	222,959	$42.86
Granted	70,736	63.60
Vested	—	—
Forfeited	—	—
Nonvested shares at December 31, 2018	293,695	$47.86
Granted	98,717	44.76
Performance adjustment (1)	160,156	35.20
Vested	(320,312)	35.20
Forfeited	—	—
Nonvested shares at December 31, 2019	232,256	$55.27
Granted	—	—
Performance adjustment (2)	47,101	62.40
Vested	(109,904)	62.40
Forfeited	(17,141)	50.56
Nonvested shares at December 31, 2020	152,312	$52.86

(1)Related to 2016 performance share awards that vested in 2019, which were paid out at 200% based on Civeo's TSR rank.
(2)Related to 2017 performance share awards that vested in 2020, which were paid out at 175% based on Civeo's TSR rank.

During the years ended December 31, 2020, 2019 and 2018, we recognized compensation expense associated with performance share awards totaling $2.7 million, $4.3 million and $4.6 million, respectively. At December 31, 2020, unrecognized compensation cost related to performance share awards was $1.6 million, which is expected to be recognized over a weighted average period of 1.0 year.

19.PREFERRED SHARES

As further discussed in Note 7 – Acquisitions, on April 2, 2018, we issued 9,679 Preferred Shares as part of the Noralta Acquisition. The Preferred Shares had an initial liquidation preference of $10,000 per share. Holders of the Preferred Shares are entitled to receive a 2% annual dividend on the liquidation preference paid quarterly in cash or, at our option, by increasing the Preferred Shares’ liquidation preference or any combination thereof. As of December 31, 2020, 9,042 Preferred Shares were outstanding. The decrease in Preferred Shares outstanding since the close of the Noralta Acquisition was due to the release of 637 Preferred Shares initially held in escrow to support certain obligations of the Noralta Acquisition.

The Preferred Shares are convertible into our common shares at a conversion price of $39.60 per Preferred Share, subject to certain anti-dilution adjustments (the Conversion Price). We have the right to elect to convert the Preferred Shares into our common shares if the 15-day volume weighted average price of our common shares is equal to or exceeds the Conversion Price. Holders of the Preferred Shares will have the right to convert the Preferred Shares into our common shares at any time after 2 years from the date of issuance, and the Preferred Shares mandatorily convert after 5 years from the date of issuance. The Preferred Shares also convert automatically into our common shares upon a change of control of Civeo. We may, at any time and from time to time, redeem any or all of the Preferred Shares for cash at the liquidation preference, plus accrued and unpaid dividends.

The Preferred Shares do not have voting rights, except as statutorily required.

During the years ended December 31, 2020, 2019 and 2018, we recognized preferred dividends on the Preferred Shares as follows (in thousands):

	2020	2019	2018
Deemed dividend on beneficial conversion feature at April 2, 2018	$—	$—	$47,849
In-kind dividends	1,887	1,849	1,459
Deemed dividend on beneficial conversion feature related to in-kind dividend	—	—	281
Total preferred dividends	$1,887	$1,849	$49,589

At the time the Preferred Shares were issued, we determined that a beneficial conversion feature existed as the fair value of the securities into which the Preferred Shares were convertible was greater than the effective conversion price on the issuance date. Accordingly, we recorded a beneficial conversion feature of $47.8 million. As the Preferred Shares do not have a stated redemption date, the discount is required to be recognized as a dividend over the minimum period from the date of issuance through the date of earliest conversion. Because the 15-day volume weighted average price of our common shares was greater than $39.60 on April 2, 2018, the earliest conversion date was determined to be April 2, 2018. Accordingly, we recorded a deemed dividend on April 2, 2018 totaling the discount of $47.8 million.

The Board of Directors elected to pay the dividends for each quarterly period beginning June 30, 2018 through December 31, 2020 through an increase in the liquidation preference rather than in cash. The paid-in-kind dividend of $1.9 million, $1.8 million and $1.5 million is included in Preferred dividends on the accompanying consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, respectively.

20.SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and the U.S., which represent our strategic focus on hospitality services and workforce accommodations.

Financial information by business segment for each of the three years ended December 31, 2020, 2019 and 2018 is summarized in the following table (in thousands):

	Total Revenues	Depreciation and amortization	Operating (loss) income	Capital expenditures	Total assets
2020
Canada	$269,649	$52,009	$(146,435)	$2,201	$720,482
Australia	234,542	40,747	27,804	5,470	281,180
U.S.	25,538	3,240	(23,151)	1,557	26,801
Corporate and eliminations	—	551	(5,406)	855	(287,610)
Total	$529,729	$96,547	$(147,188)	$10,083	$740,853

2019
Canada	$325,651	$66,557	$(32,313)	$22,124	$850,361
Australia	156,093	39,116	517	3,456	278,268
U.S.	45,811	10,987	(11,214)	3,104	46,862
Corporate and eliminations	—	7,108	(6,041)	1,128	(205,579)
Total	$527,555	$123,768	$(49,051)	$29,812	$969,912

2018
Canada	$296,012	$66,980	$(63,519)	$6,025	$804,618
Australia	119,238	40,441	(1,950)	4,658	292,271
U.S.	51,442	10,626	(8,640)	5,388	60,282
Corporate and eliminations	—	7,799	(13,946)	1,037	(155,494)
Total	$466,692	$125,846	$(88,055)	$17,108	$1,001,677

Financial information by geographic segment as of and for each of the three years ended December 31, 2020, 2019 and 2018, is summarized below (in thousands). Revenues in the U.S. include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Long-lived assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	Canada	Australia	U.S. and Other	Total
2020
Revenues from unaffiliated customers	$269,649	$234,542	$25,538	$529,729
Long-lived assets	368,636	229,629	23,375	621,640

2019
Revenues from unaffiliated customers	$325,651	$156,093	$45,811	$527,555
Long-lived assets	558,310	242,002	38,159	838,471

2018
Revenues from unaffiliated customers	$296,012	$119,238	$51,442	$466,692
Long-lived assets	580,644	263,094	50,142	893,880

21.VALUATION ACCOUNTS

Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged (Reduction) to Costs and Expenses	Deductions (Net of Recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2020:
Allowance for credit losses on accounts receivable	$253	$46	$(44)	$20	$275
Valuation allowance for deferred tax assets	84,503	(1,355)	(1,663)	6,766	88,251

Year Ended December 31, 2019:
Allowance for credit losses on accounts receivable	$376	$(5)	$(122)	$4	$253
Valuation allowance for deferred tax assets	82,833	2,257	(499)	(88)	84,503

Year Ended December 31, 2018:
Allowance for credit losses on accounts receivable	$1,338	$(787)	$(143)	$(32)	$376
Valuation allowance for deferred tax assets	90,663	(622)	(1,119)	(6,089)	82,833

22.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes quarterly financial information for 2020 and 2019 (in thousands, except per share amounts):

	First Quarter (3)	Second Quarter (4)	Third Quarter (5)	Fourth Quarter (6)
2020
Revenues	$138,792	$114,702	$142,857	$133,378
Gross profit (1)	35,479	31,569	45,423	35,170
Net (loss) income attributable to Civeo	(146,538)	6,136	6,517	(2,252)
Basic (loss) income per share (2)	(10.43)	0.37	0.39	(0.16)
Diluted (loss) income per share (2)	(10.43)	0.37	0.39	(0.16)

2019
Revenues	$108,550	$122,153	$148,163	$148,689
Gross profit (1)	28,920	36,913	48,683	46,225
Net (loss) income attributable to Civeo	(17,498)	(15,310)	4,532	(32,064)
Basic (loss) income per share (2)	(1.27)	(1.10)	0.28	(2.30)
Diluted (loss) income per share (2)	(1.27)	(1.10)	0.28	(2.30)

(1)Represents "revenues" less "product costs" and "service and other costs" included in our consolidated statements of operations.

(2)Per-share computations reflect the impact of our 1-for-12 reverse share split effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation for further discussion.

(3)In the first quarter of 2020, we recognized the following items:
•Goodwill impairment loss of $93.6 million ($93.6 million after-tax, or $6.67 per diluted share) related to our Canada reporting unit. The charge is included in Impairment expense on the accompanying consolidated statements of operations.
•A charge of $38.1 million ($38.1 million after-tax, or $2.71 per diluted share), related to assets in our Canada segment. The charge is included in Impairment expense on the accompanying consolidated statements of operations.
•A charge of $12.4 million ($12.4 million after-tax, or $0.89 per diluted share), related to assets in our U.S segment. The charge is included in Impairment expense on the accompanying consolidated statements of operations.

In the first quarter of 2019, there were no significant items recognized.

(4)In the second quarter of 2020, we recognized the following items:
•Income of $4.7 million ($4.7 million after-tax, or $0.33 per diluted share) associated with the settlement of a representations and warranties claim related to the Noralta Acquisition included in Other income.

In the second quarter of 2019, we recognized the following items:
•A charge of $4.5 million ($4.5 million after-tax, or $0.32 per diluted share), related to assets in our Australian segment. The charge is included in Impairment expense on the accompanying consolidated statements of operations.
•We identified a liability related to an ARO at one of our villages in Australia that should have been recorded in 2011. We determined that the error was not material to our previously issued financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, and therefore, corrected the error in the second quarter of 2020. Specifically, we recorded: (1) additional accretion expense related to the ARO of $0.9 million, (2) additional depreciation and amortization expense of $0.5 million related to amortization of the related asset retirement cost and (3) additional impairment expense related to the impairment of the asset retirement cost of $1.0 million offset by recognition of an ARO liability totaling $2.3 million as of June 30, 2019.

(5)In the third quarter of 2020, there were no significant items recognized.

In the third quarter of 2019, we recognized the following items:
•A gain on sale of assets related to the sale of a village in Australia and related $2.2 million release of an ARO liability assumed by the buyer.
•Costs associated with the Action acquisition of $0.2 million ($0.2 million after-tax, or $0.02 per diluted share), included primarily in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

(6)In the fourth quarter of 2020, there were no significant items recognized.

In the fourth quarter of 2019, we recognized the following items:
•Goodwill impairment loss of $19.9 million ($19.9 million after-tax, or $1.42 per diluted share) related to our Canada reporting unit. The charge is included in Impairment expense on the accompanying consolidated statements of operations.
•A charge of $0.7 million ($0.5 million after-tax, or $0.04 per diluted share), related to assets in our Canada segment. The charge is included in Impairment expense on the accompanying consolidated statements of operations.
•Costs associated with the Action acquisition of $0.2 million ($0.2 million after-tax, or $0.01 per diluted share), included primarily in Selling, general and administrative expenses on the accompanying consolidated statements of operations.

Amounts are calculated independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total calculated for the year.