Form 10-Q
period 2021-03-31
Civeo Corp
filed 2021-04-30
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The Registrant had 14,292,866 common shares outstanding as of April 26, 2021.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Service and other	$121,996	$129,399
Rental	3,064	6,179
Product	370	3,214
	125,430	138,792
Costs and expenses:
Service and other costs	96,462	96,044
Rental costs	2,970	4,813
Product costs	378	2,456
Selling, general and administrative expenses	14,181	13,937
Depreciation and amortization expense	21,269	25,502
Impairment expense	—	144,120
Other operating expense	71	989
	135,331	287,861
Operating loss	(9,901)	(149,069)

Interest expense	(3,362)	(5,595)
Interest income	—	16
Other income	4,914	25
Loss before income taxes	(8,349)	(154,623)
Income tax (expense) benefit	(1,076)	8,811
Net loss	(9,425)	(145,812)
Less: Net income attributable to noncontrolling interest	59	258
Net loss attributable to Civeo Corporation	(9,484)	(146,070)
Less: Dividends attributable to Class A preferred shares	478	468
Net loss attributable to Civeo common shareholders	$(9,962)	$(146,538)

Per Share Data (see Note 7) (1)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.70)	$(10.43)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.70)	$(10.43)

Weighted average number of common shares outstanding:
Basic	14,211	14,043
Diluted	14,211	14,043
(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended March 31,
	2021	2020

Net loss	$(9,425)	$(145,812)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	(1,627)	(48,541)
Total other comprehensive loss, net of taxes	(1,627)	(48,541)

Comprehensive loss	(11,052)	(194,353)
Less: Comprehensive income attributable to noncontrolling interest	49	163
Comprehensive loss attributable to Civeo Corporation	$(11,101)	$(194,516)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,455	$6,155
Accounts receivable, net	87,783	89,782
Inventories	6,677	6,181
Prepaid expenses	4,312	7,020
Other current assets	4,433	6,165
Assets held for sale	—	3,910
Total current assets	108,660	119,213

Property, plant and equipment, net	468,961	486,930
Goodwill	8,601	8,729
Other intangible assets, net	99,269	99,749
Operating lease right-of-use assets	22,338	22,606
Other noncurrent assets	2,349	3,626
Total assets	$710,178	$740,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,336	$42,056
Accrued liabilities	20,801	27,349
Income taxes	255	203
Current portion of long-term debt	35,047	34,585
Deferred revenue	5,983	6,812
Other current liabilities	6,354	5,760
Total current liabilities	110,776	116,765

Long-term debt, less current maturities	200,756	214,000
Operating lease liabilities	18,941	19,834
Other noncurrent liabilities	15,566	14,897
Total liabilities	346,039	365,496

Commitments and contingencies (Note 10)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042 shares issued and outstanding, respectively; aggregate liquidation preference of $95,991,601 and $95,514,031 as of March 31, 2021 and December 31, 2020)	60,494	60,016
Common shares (no par value; 46,000,000 shares authorized, 14,613,464 shares and 14,478,878 shares issued, respectively, and 14,292,866 shares and 14,215,169 shares outstanding, respectively) (1)	—	—
Additional paid-in capital	1,579,342	1,578,315
Accumulated deficit	(917,689)	(907,727)
Common shares held in treasury at cost, 320,598 and 263,709 shares, respectively	(8,050)	(6,930)
Accumulated other comprehensive loss	(350,606)	(348,989)
Total Civeo Corporation shareholders’ equity	363,491	374,685
Noncontrolling interest	648	672
Total shareholders’ equity	364,139	375,357
Total liabilities and shareholders’ equity	$710,178	$740,853
(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity

Balance, December 31, 2019	$58,129	$—	$1,572,249	$(771,590)	$(5,472)	$(363,173)	$662	$490,805
Net income (loss)	—	—	—	(146,070)	—	—	258	(145,812)
Currency translation adjustment	—	—	—	—	—	(48,446)	(95)	(48,541)
Dividends paid	—	—	—	—	—	—	(273)	(273)
Dividends attributable to Class A preferred shares	468	—	—	(468)	—	—	—	—
Share-based compensation	—	—	2,208	—	(1,442)	—	—	766
Balance, March 31, 2020	$58,597	$—	$1,574,457	$(918,128)	$(6,914)	$(411,619)	$552	$296,945

Balance, December 31, 2020	$60,016	$—	$1,578,315	$(907,727)	$(6,930)	$(348,989)	$672	$375,357
Net income (loss)	—	—	—	(9,484)	—	—	59	(9,425)
Currency translation adjustment	—	—	—	—	—	(1,617)	(10)	(1,627)
Dividends paid	—	—	—	—	—	—	(73)	(73)
Dividends attributable to Class A preferred shares	478	—	—	(478)	—	—	—	—
Share-based compensation	—	—	1,027	—	(1,120)	—	—	(93)
Balance, March 31, 2021	$60,494	$—	$1,579,342	$(917,689)	$(8,050)	$(350,606)	$648	$364,139

	Preferred Shares	Common Shares (in thousands)(1)
Balance, December 31, 2020	9,042	14,215
Share-based compensation	—	78
Balance, March 31, 2021	9,042	14,293

(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,425)	$(145,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,269	25,502
Impairment charges	—	144,120
Deferred income tax expense (benefit)	1,041	(8,941)
Non-cash compensation charge	1,027	2,208
Gains on disposals of assets	(1,902)	(21)
Provision for credit losses, net of recoveries	193	54
Other, net	716	693
Changes in operating assets and liabilities:
Accounts receivable	1,806	(1,496)
Inventories	(526)	(740)
Accounts payable and accrued liabilities	(5,287)	6,280
Taxes payable	51	133
Other current and noncurrent assets and liabilities, net	3,854	(1,143)
Net cash flows provided by operating activities	12,817	20,837

Cash flows from investing activities:
Capital expenditures	(3,372)	(2,651)
Proceeds from disposition of property, plant and equipment	6,651	72
Net cash flows provided by (used in) investing activities	3,279	(2,579)

Cash flows from financing activities:
Revolving credit borrowings	78,628	74,287
Revolving credit repayments	(85,319)	(80,367)
Term loan repayments	(8,872)	(8,109)
Taxes paid on vested shares	(1,120)	(1,442)
Net cash flows used in financing activities	(16,683)	(15,631)

Effect of exchange rate changes on cash	(113)	(400)
Net change in cash and cash equivalents	(700)	2,227
Cash and cash equivalents, beginning of period	6,155	3,331

Cash and cash equivalents, end of period	$5,455	$5,558

Non-cash financing activities:
Preferred dividends paid-in-kind	$478	$468
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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

The financial statements included in this report should be read in conjunction with our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 remove certain exceptions to the general principles in Accounting Standards Codification Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments are effective for financial statements issued for reporting periods beginning after December 15, 2020 and interim periods within the reporting periods. The transition method (retrospective, modified retrospective or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. We adopted ASU 2019-12 on January 1, 2021 and have applied the prospective basis. The adoption of this new standard did not have an impact on our consolidated financial statements.

3.REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and the U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Canada
Accommodation revenues	$46,530	$66,066
Mobile facility rental revenues	10,499	2,508
Food service and other services revenues	4,856	10,774
Total Canada revenues	61,885	79,348

Australia
Accommodation revenues	$33,675	$32,585
Food service and other services revenues	25,962	16,528
Total Australia revenues	59,637	49,113

U.S.
Accommodation revenues	$772	$1,256
Mobile facility rental revenues	3,067	6,187
Manufacturing revenues	63	2,863
Food service and other services revenues	6	25
Total U.S. revenues	3,908	10,331

Total revenues	$125,430	$138,792

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and do not extend beyond 60 days, unless otherwise agreed to. We do not have significant financing components or significant payment terms.

As of March 31, 2021, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	For the years ending December 31,
	2021	2022	2023	Thereafter	Total
Revenue expected to be recognized as of March 31, 2021	$85,246	$79,365	$16,194	$1,992	$182,797

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

As of March 31, 2021 and December 31, 2020, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the first quarter of 2020, we recorded goodwill impairment charges related to one of our reporting units. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future cash flows, oil, met coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. We estimated the fair value when conducting the goodwill impairment test primarily using an income approach. The discount rates used to value our reporting units for the goodwill impairment test ranged between 10.5% and 14.0%.

During the first quarter of 2020, we wrote down certain long-lived assets to fair value. We estimated the fair value when conducting the long-lived asset impairment tests primarily using an income approach. We used a variety of unobservable inputs and underlying assumptions consistent with those discussed above for purposes of our goodwill impairment test. The discount rates used to value our Canadian and U.S. segments long-lived asset impairment analysis ranged between 11.0% and 14.0%.

See Note 6 – Impairment Charges for further information.

5.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2021 and December 31, 2020 is presented below (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable, net:
Trade	$60,116	$66,071
Unbilled revenue	26,122	22,565
Other (1)	2,003	1,421
Total accounts receivable	88,241	90,057
Allowance for credit losses	(458)	(275)
Total accounts receivable, net	$87,783	$89,782

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

(1)As of March 31, 2021 and December 31, 2020, Other accounts receivable included a $1.7 million and $1.1 million receivable, respectively, related to the Canada Emergency Wage Subsidy (CEWS), a subsidy implemented by the Canadian government in response to the COVID-19 pandemic. Other income related to the CEWS during the three months ended March 31, 2021 and 2020 was $2.8 million and zero, respectively.

	March 31, 2021	December 31, 2020
Inventories:
Finished goods and purchased products	$4,944	$5,047
Work in process	559	45
Raw materials	1,174	1,089
Total inventories	$6,677	$6,181

	Estimated Useful Life (in years)			March 31, 2021	December 31, 2020
Property, plant and equipment, net:
Land				$47,506	$47,751
Accommodations assets	3	—	15	1,723,838	1,737,620
Buildings and leasehold improvements	7	—	20	28,840	28,831
Machinery and equipment	4	—	15	13,183	12,784
Office furniture and equipment	3	—	7	63,662	61,850
Vehicles	3	—	5	14,450	15,363
Construction in progress				4,844	5,523
Total property, plant and equipment				1,896,323	1,909,722
Accumulated depreciation				(1,427,362)	(1,422,792)
Total property, plant and equipment, net				$468,961	$486,930

 As of December 31, 2020, assets held for sale included $3.9 million related to our modular construction and manufacturing plant near Edmonton, Alberta, Canada. During the first quarter 2021, the manufacturing facility was sold.

	March 31, 2021	December 31, 2020
Accrued liabilities:
Accrued compensation	$16,629	$22,475
Accrued taxes, other than income taxes	2,701	3,099
Other	1,471	1,775
Total accrued liabilities	$20,801	$27,349

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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
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

7.EARNINGS PER SHARE

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
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to Civeo common shareholders	$(9,962)	$(146,538)
Less: income allocated to participating securities	—	—
Basic net loss attributable to Civeo Corporation common shareholders	$(9,962)	$(146,538)
Add: undistributed income attributable to participating securities	—	—
Less: undistributed income reallocated to participating securities	—	—
Diluted net loss attributable to Civeo Corporation common shareholders	$(9,962)	$(146,538)

Denominator:
Weighted average shares outstanding - basic	14,211	14,043
Dilutive shares - share-based awards	—	—
Weighted average shares outstanding - diluted	14,211	14,043

Basic net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.70)	$(10.43)

Diluted net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.70)	$(10.43)

(1)Computations may reflect rounding adjustments.

For the three months ended March 31, 2021 and 2020, we excluded 0.2 million and 0.5 million share-based awards, respectively, from the computation of diluted earnings per share because their effect was anti-dilutive. When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. Additionally, for the three months ended March 31, 2021 and 2020, we excluded from the computation the impact of converting the Preferred Shares into 2.4 million and 2.4 million common shares, respectively, since the effect would have been anti-dilutive.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
8.DEBT

As of March 31, 2021 and December 31, 2020, long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Canadian term loan, which matures on May 30, 2023; C$11.2 million principal repayable per quarter; weighted average interest rate of 4.0% for the three month period ended March 31, 2021	$180,997	$187,530

U.S. revolving credit facility, which matures on May 30, 2023; weighted average interest rate of 5.8% for the three month period ended March 31, 2021	—	—

Canadian revolving credit facility, which matures on May 30, 2023; weighted average interest rate of 4.5% for the three month period ended March 31, 2021	40,317	45,789

Australian revolving credit facility, which matures on May 30, 2023; weighted average interest rate of 3.6% for the three month period ended March 31, 2021	16,746	17,767
	238,060	251,086
Less: Unamortized debt issuance costs	2,257	2,501
Total debt	235,803	248,585
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	35,047	34,585
Long-term debt, less current maturities	$200,756	$214,000

Credit Agreement

As of March 31, 2021, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $167.3 million revolving credit facility scheduled to mature on May 30, 2023, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $122.3 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $194.8 million term loan facility scheduled to mature on May 30, 2023 for certain lenders in favor of Civeo.
U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin of 3.50% to 4.50%, or a base rate plus 2.50% to 3.50%, in each case based on a ratio of our total debt to consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a Bankers’ Acceptance Discount Rate (as defined in the Credit Agreement) based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 3.50% to 4.50%, or a Canadian Prime rate plus a margin of 2.50% to 3.50%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 3.50% to 4.50%, based on a ratio of our total debt to consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks is addressed in the Credit Agreement and at such time the transition from LIBOR or CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to LIBOR or CDOR that gives due consideration to (1) the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time for the replacement of LIBOR and (2) any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.
The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.50 to 1.00.  Following a qualified offering of indebtedness with gross proceeds in excess of $150.0 million, we will be required to maintain a maximum leverage ratio of no greater than 4.00 to 1.00 and a maximum senior secured ratio less than 2.50 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of March 31, 2021.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of March 31, 2021, we had eight lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.4 million to $71.1 million. As of March 31, 2021, we had outstanding letters of credit of $1.2 million under the U.S. facility, $0.1 million under the Australian facility and $2.0 million under the Canadian facility.
As of March 31, 2021 and December 31, 2020, we also had two bank guarantee facilities totaling A$3.0 million which mature on May 31, 2021. We had bank guarantees of A$0.9 million and A$0.8 million under these facilities outstanding as of March 31, 2021 and December 31, 2020, respectively.
9.INCOME TAXES
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
We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of March 31, 2021 and 2020, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended March 31, 2021 totaled $1.1 million, or (12.9%) of pretax loss, compared to a tax benefit of $8.8 million, or 5.7% of pretax loss, for the three months ended March 31, 2020. Our effective tax rate for both the three months ended March 31, 2021 and March 31, 2020 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Additionally, for the three months ended March 31, 2020, we recorded a deferred tax benefit of $12.4 million offset by a valuation allowance of $3.4 million against the Canadian net deferred tax assets.

10.COMMITMENTS AND CONTINGENCIES

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

11.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $1.6 million from $349.0 million at December 31, 2020 to $350.6 million at March 31, 2021, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first three months of 2021 were primarily driven by the Australian dollar decreasing in value compared to the U.S. dollar, partially offset by the Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$160 million and A$285 million, respectively, at March 31, 2021.

12. SHARE-BASED COMPENSATION

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board of Directors and the Compensation Committee of our Board of Directors to approve grants of options, awards of restricted shares, performance awards, phantom

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

share awards and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 2.4 million Civeo common shares are authorized to be issued under the Civeo Plan.

Outstanding Awards

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended March 31, 2021 and 2020 totaled $0.5 million and $1.3 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended March 31, 2021 and 2020 was $1.5 million and $2.3 million, respectively.

At March 31, 2021, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.8 million, which is expected to be recognized over a weighted average period of 0.9 years.

Phantom Share Awards. On February 22, 2021, we granted 270,079 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 22, 2022. We also granted 81,774 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 22, 2022.

During the three months ended March 31, 2021 and 2020, we recognized compensation expense associated with phantom shares totaling $1.4 million and $0.3 million, respectively. At March 31, 2021, unrecognized compensation cost related to phantom shares was $9.5 million, as remeasured at March 31, 2021, which is expected to be recognized over a weighted average period of 2.4 years.

Performance Awards. On February 22, 2021, we granted 129,754 performance awards under the Civeo Plan, which cliff vest in three years on February 22, 2024. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on (1) the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group that includes 17 other companies and (2) the payout percentage associated with Civeo's cumulative free cash flow over the performance period relative to a preset target. The portion of the performance awards tied to cumulative free cash flow includes a performance-based vesting requirement. The fair value of these awards is based on the closing market price of our common shares on the date of grant. We evaluate the probability of achieving the performance criteria throughout the performance period and will adjust share-based compensation expense based on the number of shares expected to vest based on our estimate of the most probable performance outcome. The ultimate payout of the cumulative free cash flow component of the award can vary from 0% to 60% based on actual results.

During the three months ended March 31, 2021 and 2020, we recognized compensation expense associated with performance awards totaling $0.5 million and $0.9 million, respectively. The total fair value of performance share awards that vested during the three months ended March 31, 2021 and 2020 was $1.9 million and $1.9 million, respectively. At March 31, 2021, unrecognized compensation cost related to performance shares was $4.5 million, which is expected to be recognized over a weighted average period of 2.4 years.

13.SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and the U.S., which represent our strategic focus on hospitality services and workforce accommodations.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Financial information by business segment for each of the three months ended March 31, 2021 and 2020 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2021
Canada	$61,885	$12,087	$(7,659)	$1,180	$721,841
Australia	59,637	8,459	3,307	1,554	265,111
U.S.	3,908	566	(2,598)	369	27,869
Corporate and eliminations	—	157	(2,951)	269	(304,643)
Total	$125,430	$21,269	$(9,901)	$3,372	$710,178

Three months ended March 31, 2020
Canada	$79,348	$14,369	$(136,631)	$610	$649,963
Australia	49,113	9,295	6,164	463	242,238
U.S.	10,331	1,583	(14,134)	1,372	32,758
Corporate and eliminations	—	255	(4,468)	206	(205,436)
Total	$138,792	$25,502	$(149,069)	$2,651	$719,523

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including the impact of COVID-19 and the response thereto and the volatility in the price of and demand for oil, as well as our expectations about capital expenditures in 2021 and beliefs with respect to liquidity needs. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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
Reverse Share Split
On November 19, 2020, we effected a reverse share split where each twelve issued and outstanding common shares were converted into one common share (Reverse Share Split). Our common shares began trading on a reverse share split adjusted basis on November 19, 2020. All common share and per common share data included in this quarterly report have been retroactively adjusted to reflect the Reverse Share Split.
See Note 1 - Description of Business and Basis of Presentation to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
Overview and Macroeconomic Environment
We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase; and (2) the operations or production phase. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure, as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by natural resource production, maintenance and operation of those facilities as well as expansion of those sites. In general, industry capital spending programs are based on the outlook for commodity prices, economic growth, global commodity supply/demand dynamics and estimates of resource production. As a result, demand for our hospitality services is largely sensitive to expected commodity prices, principally related to oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in

Canada, Australia, the U.S. and other markets, including governmental measures introduced to fight climate change or to help slow the spread or mitigate the impact of COVID-19.
Our business is predominantly located in northern Alberta, Canada; British Columbia, Canada; Queensland, Australia; and Western Australia. We derive most of our business from natural resource companies who are developing and producing oil sands, met coal, LNG and iron ore resources and, to a lesser extent, other hydrocarbon and mineral resources. Approximately 64% of our revenue is generated by our lodges in Canada and our villages in Australia. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-person-per- day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years.
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
The economic disruption caused by the spread of COVID-19 and decline in the price of and demand for oil have impacted the activity in the Canadian oil sands, and we have seen a decrease in demand for rooms by our oil sands customers. The reduction in the occupancy at our Canadian oil sands lodges negatively impacted our occupancy in 2020 and the first quarter of 2021 and could continue to negatively impact our business if oil prices continue to remain volatile.
Despite the aforementioned negative impact of COVID-19 on the global economy, the impact on the Australian mining industry in 2020 was relatively muted. Due to strong Chinese steel demand, supply disruptions in other countries and limited COVID-19 cases in Australia, Australian met coal and iron ore activity was relatively buoyant in 2020 and the beginning of 2021.
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

WCS prices in the first quarter of 2021 averaged $46.28 per barrel compared to a low of $19.73 in the second quarter of 2020 and a high of $49.93 in the second quarter of 2018. The WCS Differential decreased from $15.35 per barrel at the end of the fourth quarter of 2020 to $10.26 at the end of the first quarter of 2021. In 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production. However, monthly production limits were put on hold in December 2020 until further notice, allowing operators to produce freely at their discretion while the government monitors production. Should forecasts show storage inventories approaching maximum capacity, the government may reintroduce production limits. The curtailment initially resulted in a narrowing WCS Differential in December 2018, which increased in 2019 before narrowing again in the first quarter of 2020. As of April 26, 2021, the WTI price was $61.91 and the WCS price was $49.71, resulting in a WCS Differential of $12.20.
Together with the initial spread of COVID-19, the depressed price levels of both WTI and WCS materially impacted 2020 maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. While some of our Canadian oil sands customers conducted maintenance projects in the third quarter 2020, activity was negatively impacted by the current environment. Customers began increasing production activity in the fourth quarter of 2020 and into the first quarter of 2021. Continued uncertainty, including about the impact of COVID-19, and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets. Additionally, if oil prices do not improve or stabilize, the resulting impact could continue to negatively affect the value of our long-lived assets.
British Columbia, Canada. Our Sitka Lodge supports the LNG Canada project and related pipeline projects (see discussion below). From a macroeconomic standpoint, LNG demand continued to grow despite the COVID-19 pandemic, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. Accordingly, the current view is additional investment in LNG supply will be needed to meet the expected long-term LNG demand growth.
Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve several portions of the related pipeline construction activity. The actual timing of when revenue is realized from the Coastal Gas Link pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, such as protest blockades and the COVID-19 pandemic.
In late March 2020, LNGC announced steps being taken to reduce the spread of COVID-19, including reduction of the workforce at the project site to essential personnel only. This resulted in a reduction in occupancy at our Sitka Lodge during the second quarter of 2020, before returning to expected levels in the second half of 2020. In late December 2020, British Columbia’s public health officer issued a health order limiting workforce size at all large industrial projects across the province, including LNGC. This order once again reduced occupancy at our Sitka Lodge in the first quarter of 2021, and we expect occupancy to remain subdued until this health order is lifted or relaxed.
Australia. In Australia, 82% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 10% during the first three months of 2021 compared to the same period of 2020. As of April 26, 2021, met coal spot prices were $111 per metric tonne. Long-term demand for steel is expected to be driven by global infrastructure spending and increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. In 2020, the impact of the outbreak of COVID-19 led to a high level of uncertainty for demand of iron ore and met coal. However, an increase in global infrastructure spending to stimulate economies is expected to support demand for raw materials, particularly met coal and iron ore.
Currently, China and Australia are in a trade dispute that has led to China implementing a trade embargo on Australian coal. China has historically accounted for approximately 22% of Australia’s met coal exports. The continuing uncertainty in the Chinese demand for Australian met coal has led to volatile Australian met coal spot pricing. The Chinese trade embargo and volatile Australian met coal spot pricing have created a shuffling of global export trade flows. If this dispute continues, it could continue to impact pricing volatility, and demand for Australian met coal and consequently lead to reduced occupancy at our Australian villages.

Activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  As of April 26, 2021, iron ore spot prices were $184.43 per metric tonne.
Our integrated services business provides catering and managed services to the mining industry in Western Australia. We have contracts to manage customer-owned villages in Western Australia which primarily support iron ore mines in addition to gold, lithium and nickel mines. We believe iron ore prices are currently at a level that may contribute to increased activity over the long term if our customers view these price levels as sustainable.
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
U.S. Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies. During 2019, the U.S. oil rig count and associated completion activity decreased due to the oil price decline in late 2018 and early 2019 coupled with other market dynamics negatively impacting exploration and production (E&P) spending, finishing the year at 677 rigs. In 2020, the U.S. oil rig count and associated completion activity further decreased due to the global oil price decline discussed above. Only 324 oil rigs were active at the end of the first quarter of 2021. The Permian Basin remains the most active U.S. unconventional play, representing 68% of the oil rigs active in the U.S. at the end of the first quarter of 2021. The lower U.S. rig count and decline in oil prices resulted in decreased U.S. oil production from an average of 11.3 million barrels per day in 2020 to an average of 11.1 million barrels per day at the end of the first quarter of 2021. As of April 23, 2021, there were 343 active oil rigs in the U.S. (as measured by Bakerhughes.com). With the recent volatility in oil prices and a resulting reduction in spending by E&P companies, we have exited the Bakken and reduced our presence in the Rockies regions for our U.S. mobile assets. Those assets have either been sold or transported to our Permian Basin and Mid-Continent district locations. This process is underway and we expect it to be completed during the first half of 2021. U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans. In addition, consolidation among our E&P customer base in the U.S. has historically created short-term spending and activity dislocations. Should the current trend of industry consolidation continue, we may see activity, utilization and occupancy declines in the near term.

Recent Commodity Prices. Recent WTI crude, WCS crude and met coal pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)
Second Quarter through April 26, 2021	$61.20	$50.17	$111.95
3/31/2021	58.13	46.28	127.95
12/31/2020	42.63	31.34	109.37
9/30/2020	40.90	31.15	113.30
6/30/2020	27.95	19.73	120.27
3/31/2020	45.38	27.92	156.17
12/30/2019	56.85	37.94	141.39
9/30/2019	56.40	43.88	160.25
6/30/2019	59.89	47.39	204.78
3/31/2019	54.87	44.49	203.30
12/31/2018	59.32	25.66	223.02
9/30/2018	69.61	41.58	188.46
6/30/2018	67.97	49.93	189.41
3/31/2018	62.89	37.09	228.82

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

	Three Months Ended March 31,
	2021	2020	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.790	$0.745	0.05	6.0%
Average Australian dollar to U.S. dollar	$0.773	$0.658	0.12	17.5%

	As of
	March 31, 2021	December 31, 2020	Change	Percentage
Canadian dollar to U.S. dollar	$0.795	$0.785	0.01	1.3%
Australian dollar to U.S. dollar	$0.761	$0.773	(0.01)	(1.6)%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the price of and demand for crude oil, met coal, LNG and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2021 capital expenditures, exclusive of any business acquisitions, will total approximately $20 million to $25 million, compared to 2020 capital expenditures of $10.1 million. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity and the impact of COVID-19. See “Liquidity and Capital Resources” below for further discussion of 2021 capital expenditures.

Results of Operations
Unless otherwise indicated, discussion of results for the three months ended March 31, 2021, is based on a comparison to the corresponding period of 2020.
Results of Operations – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	Change

	($ in thousands)
Revenues
Canada	$61,885	$79,348	$(17,463)
Australia	59,637	49,113	10,524
U.S. and other	3,908	10,331	(6,423)
Total revenues	125,430	138,792	(13,362)
Costs and expenses
Cost of sales and services
Canada	51,885	64,272	(12,387)
Australia	42,903	29,553	13,350
U.S. and other	5,022	9,488	(4,466)
Total cost of sales and services	99,810	103,313	(3,503)
Selling, general and administrative expenses	14,181	13,937	244
Depreciation and amortization expense	21,269	25,502	(4,233)
Impairment expense	—	144,120	(144,120)
Other operating income	71	989	(918)
Total costs and expenses	135,331	287,861	(152,530)
Operating loss	(9,901)	(149,069)	139,168

Interest expense and income, net	(3,362)	(5,579)	2,217
Other income	4,914	25	4,889
Loss before income taxes	(8,349)	(154,623)	146,274
Income tax (expense) benefit	(1,076)	8,811	(9,887)
Net loss	(9,425)	(145,812)	136,387
Less: Net income attributable to noncontrolling interest	59	258	(199)
Net loss attributable to Civeo Corporation	(9,484)	(146,070)	136,586
Less: Dividends attributable to preferred shares	478	468	10
Net loss attributable to Civeo common shareholders	$(9,962)	$(146,538)	$136,576

We reported net loss attributable to Civeo for the quarter ended March 31, 2021 of $10.0 million, or $0.70 per diluted share.
We reported net loss attributable to Civeo for the quarter ended March 31, 2020 of $146.5 million, or $10.43 per diluted share. As further discussed below, net loss included (i) a $93.6 million pre-tax loss ($93.6 million after-tax, or $6.67 per diluted share) resulting from the impairment of goodwill in our Canada segment included in Impairment expense, (ii) a $38.1 million pre-tax loss ($38.1 million after-tax, or $2.71 per diluted share) resulting from the impairment of long-lived assets in our Canada segment included in Impairment expense and (iii) a $12.4 million pre-tax loss ($12.4 million after-tax, or $0.89 per diluted share) resulting from the impairment of long-lived assets in our U.S. segment included in Impairment expense.
Revenues. Consolidated revenues decreased $13.4 million, or 10%, in the first quarter of 2021 compared to the first quarter of 2020. This decrease was primarily due to (i) reduced occupancy at our Canadian lodges related to the COVID-19 pandemic, (ii) reduced food service activity, as an overflow site supporting a LNG-related project in 2020 is no longer required, (iii) decreased activity at our Western Australia and Bowen Basin villages and (iv) lower activity levels in certain markets in the U.S. These items were partially offset by (i) increased occupancy at our Australian integrated services villages, (ii) increased mobile asset activity from a pipeline project in Canada and (iii) a stronger Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2021 compared to the first quarter of 2020. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $3.5 million, or 3%, in the first quarter of 2021 compared to the first quarter of 2020. This decrease was primarily due to (i) reduced occupancy at our Canadian lodges related to the COVID-19 pandemic, (ii) reduced food services activity, as an overflow site supporting a LNG-related project in 2020 is no longer required, (iii) decreased activity at our Western Australia and Bowen Basin villages and (iii) lower activity in certain markets in the U.S. These items were partially offset by increased cost of sales and services due to (i) increased occupancy at our Australian integrated services villages and increased cost of temporary labor due to ongoing labor shortages in Australia, (ii) increased mobile asset activity from a pipeline project in Canada and (iii) a stronger Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2021 compared to the first quarter of 2020. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense increased $0.2 million, or 2%, in the first quarter of 2021 compared to the first quarter of 2020. This increase was primarily due to higher incentive compensation costs and compensation expense, partially offset by lower professional fees.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.2 million, or 17%, in the first quarter of 2021 compared to the first quarter of 2020. The decrease was primarily due to (i) the impairment of certain long-lived assets in Canada and the U.S. during the first quarter of 2020, (ii) the extension of the remaining life of certain long-lived assets in the U.S. during the first quarter of 2020 and (iii) certain assets and intangibles becoming fully depreciated during 2020. These items were partially offset by a stronger Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2021 compared to the first quarter of 2020.
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

Operating (Loss) Income. Consolidated operating loss decreased $139.2 million, or 93%, in the first quarter of 2021 compared to the first quarter of 2020, primarily due to impairment expense of goodwill and long-lived assets in 2020.

Interest Expense and Income, net. Net interest expense decreased by $2.2 million, or 40%, in the first quarter of 2021 compared to the first quarter of 2020, primarily related to lower average debt levels and lower interest rates on term loan and revolving credit facility borrowings during 2021 compared to 2020.

Other Income. Consolidated other income increased $4.9 million in the first quarter of 2021 compared to the first quarter of 2020, primarily related to the 2021 sale of a manufacturing facility and mobile assets in Canada and $2.8 million related to proceeds from the Canada Emergency Wage Subsidy (CEWS) during 2021.

Income Tax (Expense) Benefit. Our income tax expense for the three months ended March 31, 2021 totaled $1.1 million, or (12.9%) of pretax loss, compared to an income tax benefit of $8.8 million, or 5.7% of pretax loss, for the three months ended March 31, 2020. Our effective tax rate for both the three months ended March 31, 2021 and March 31, 2020 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Additionally, our effective tax rate for the three months ended March 31, 2020 was impacted by a deferred tax benefit of $12.4 million offset by an increase of $3.4 million in the valuation allowance in Canada.

Other Comprehensive Income (Loss). Other comprehensive loss decreased $46.9 million in the first quarter of 2021 compared to the first quarter of 2020, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 1% in the first quarter of 2021 compared to a 9% decrease in the first quarter of 2020. The Australian dollar exchange rate compared to the U.S. dollar decreased 2% in the first quarter of 2021 compared to a 13% decrease in the first quarter of 2020.

Segment Results of Operations – Canadian Segment

	Three Months Ended March 31,
	2021	2020	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$46,530	$66,066	$(19,536)
Mobile facility rental revenue (2)	10,499	2,508	7,991
Food service and other services revenue (3)	4,856	10,774	(5,918)
Total revenues	$61,885	$79,348	$(17,463)

Cost of sales and services ($ in thousands)
Accommodation cost	$38,336	$48,055	$(9,719)
Mobile facility rental cost	6,774	3,257	3,517
Food service and other services cost	4,121	10,015	(5,894)
Indirect other costs	2,654	2,945	(291)
Total cost of sales and services	$51,885	$64,272	$(12,387)

Gross margin as a % of revenues	16.2%	19.0%	(2.8)%

Average daily rate for lodges (4)	$97	$92	$5

Total billed rooms for lodges (5)	480,066	708,323	(228,257)

Average Canadian dollar to U.S. dollar	$0.790	$0.745	$0.045

(1)Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to mobile assets for the periods presented.
(3)Includes revenues related to food services, laundry and water and wastewater treatment services for the periods presented.
(4)Average daily rate is based on billed rooms and accommodation revenue.
(5)Billed rooms represents total billed days for owned assets for the periods presented.

Our Canadian segment reported revenues in the first quarter of 2021 that were $17.5 million, or 22%, lower than the first quarter of 2020. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 6% in the first quarter of 2021 compared to the first quarter of 2020 resulted in a $3.7 million period-over-period increase in revenues. Excluding the impact of the stronger Canadian exchange rate, the segment experienced a 26% decrease in revenues. This decrease was driven by reduced occupancy at our lodges related to the COVID-19 pandemic and reduced food services activity, as an overflow site supporting a LNG-related project in 2020 is no longer required. Partially offsetting these items, revenue was favorably impacted by increased mobile asset activity from a pipeline project.

Our Canadian segment cost of sales and services decreased $12.4 million, or 19%, in the first quarter of 2021 compared to the first quarter of 2020. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 6% in the first quarter of 2021 compared to the first quarter of 2020 resulted in a $3.1 million period-over-period increase in cost of sales and services. Excluding the impact of the stronger Canadian exchange rate, the decreased cost of sales and services was driven by reduced occupancy at our lodges related to the COVID-19 pandemic and reduced food services activity, as an overflow site supporting a LNG-related project in 2020 is no longer required. These decreases were partially offset by increased mobile asset activity from a pipeline project and increased costs related to enhanced safety measures implemented during the COVID-19 pandemic.

Our Canadian segment gross margin as a percentage of revenues decreased from 19.0% in the first quarter of 2020 to 16.2% in the first quarter of 2021. This was primarily driven by increased costs related to enhanced safety measures implemented during the COVID-19 pandemic, as well as reduced operating efficiencies at our lodges due to lower occupancy, partially offset by increased mobile asset activity and related operating efficiencies.

Segment Results of Operations – Australian Segment

	Three Months Ended March 31,
	2021	2020	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$33,675	$32,585	$1,090
Food service and other services revenue (2)	25,962	$16,528	$9,434
Total revenues	$59,637	$49,113	$10,524

Cost of sales and services ($ in thousands)
Accommodation cost	$17,105	$14,995	$2,110
Food service and other services cost	24,297	13,707	10,590
Indirect other cost	1,501	851	650
Total cost of sales and services	$42,903	$29,553	$13,350

Gross margin as a % of revenues	28.1%	39.8%	(11.8)%

Average daily rate for villages (3)	$79	$69	$10

Total billed rooms for villages (4)	424,666	471,840	(47,174)

Australian dollar to U.S. dollar	$0.773	$0.658	$0.115

(1)Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to food services and other services, including facilities management for the periods presented.
(3)Average daily rate is based on billed rooms and accommodation revenue.
(4)Billed rooms represent total billed days for owned assets for the periods presented.

Our Australian segment reported revenues in the first quarter of 2021 that were $10.5 million, or 21%, higher than the first quarter of 2020. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 17% in the first quarter of 2021 compared to the first quarter of 2020 resulted in a $8.9 million period-over-period increase in revenues. Accordingly, the increase in the average daily rate is entirely attributable to the strengthening of the Australia dollar. Excluding the impact of the stronger Australian exchange rate, the Australian segment experienced a 3% increase in revenues largely due to increased occupancy at our integrated services villages, partially offset by decreased activity at our Bowen Basin and Western Australia villages.

Our Australian segment cost of sales and services increased $13.4 million, or 45%, in the first quarter of 2021 compared to the first quarter of 2020. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 17% in the first quarter of 2021 compared to the first quarter of 2020 resulted in a $6.4 million period-over-period increase in cost of sales and services. Excluding the impact of the stronger Australian exchange rate, the increase in cost of sales and services was largely driven by increased occupancy at our integrated services villages and increased staff costs as a result of a hospitality labor shortage in Australia, which has been exacerbated by state and international border closures due to the COVID-19 pandemic. State and international border closures have affected the number of staff available which has subsequently led to an increased reliance on more expensive temporary labor hire resources and has placed upward pressure on wages for permanent staff as competitors compete for a smaller labor pool.

Our Australian segment gross margin as a percentage of revenues decreased to 28.1% in the first quarter of 2021 from 39.8% in the first quarter of 2020. This was primarily driven by our integrated services business, which has a service-only business model, and therefore results in lower overall gross margins than the accommodation business and reduced occupancy at our Bowen Basin and Western Australia villages. The gross margin has also been negatively impacted by the increased cost of temporary labor due to ongoing labor shortages.

Segment Results of Operations – U.S. Segment

	Three Months Ended March 31,
	2021	2020	Change
Revenues ($ in thousands)	$3,908	$10,331	$(6,423)

Cost of sales ($ in thousands)	$5,022	$9,488	$(4,466)

Gross margin as a % of revenues	(28.5)%	8.2%	(36.7)%

Our U.S. segment reported revenues in the first quarter of 2021 that were $6.4 million, or 62%, lower than the first quarter of 2020. This decrease was due to reduced occupancy at our West Permian and Killdeer lodges, reduced U.S. drilling activity in the Bakken, Rockies, Mid-Continent and West Permian markets affecting our wellsite business and reduced activity in our offshore fabrication business as a project was completed in the first quarter of 2020.

Our U.S. segment cost of sales decreased $4.5 million, or 47%, in the first quarter of 2021 compared to the first quarter of 2020. This decrease was due to reduced occupancy at our West Permian and Killdeer lodges, reduced U.S. drilling activity in the Bakken, Rockies, Mid-Continent and West Permian markets affecting our wellsite business and reduced activity in our offshore fabrication business as a project was completed in the first quarter of 2020.

Our U.S. segment gross margin as a percentage of revenues decreased from 8.2% in the first quarter of 2020 to (28.5)% in the first quarter of 2021 primarily due to reduced activity at our lodges, wellsite markets and offshore fabrication business and reduced operating efficiencies at lower activity levels.

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

The following table summarizes our consolidated liquidity position as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Lender commitments (1)	$167,300	$167,300
Borrowings against revolving credit capacity	(57,063)	(63,556)
Outstanding letters of credit	(3,280)	(4,487)
Unused availability	106,957	99,257
Cash and cash equivalents	5,455	6,155
Total available liquidity	$112,412	$105,412

(1)As of March 31, 2021 and December 31, 2020, we had two bank guarantee facilities totaling A$3.0 million which mature on May 31, 2021. We had bank guarantees of A$0.9 million and A$0.8 million under these facilities outstanding as of March 31, 2021 and December 31, 2020, respectively.

Cash totaling $12.8 million was provided by operations during the three months ended March 31, 2021, compared to $20.8 million provided by operations during the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, $0.1 million was used in working capital and $3.0 million was provided by working capital, respectively. The decrease in cash provided by working capital in 2021 compared to 2020 is largely due to decreased accounts payable balances, partially offset by decreased accounts receivable balances in Australia.

Cash was provided by investing activities during the three months ended March 31, 2021 in the amount of $3.3 million, compared to cash used in investing activities during the three months ended March 31, 2020 in the amount of $2.6 million. The increase in cash provided by investing activities was primarily due to proceeds from the sale of our manufacturing facility and mobile assets in Canada during the three months ended March 31, 2021. Capital expenditures totaled $3.4 million and $2.7 million during the three months ended March 31, 2021 and 2020, respectively.

We expect our capital expenditures for 2021, exclusive of any business acquisitions or any growth capital expenditures, to be approximately $20 million to $25 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2021 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the economic environment in our industry improve and the transaction economics are deemed to be attractive to us. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the prices of and demand for crude oil, met coal and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

Net cash of $16.7 million was used in financing activities during the three months ended March 31, 2021 primarily due to net repayments under our revolving credit facilities of $6.7 million, repayments of term loan borrowings of $8.9 million and $1.1 million used to settle tax obligations on vested shares under our share-based compensation plans. Net cash of $15.6 million was used in financing activities during the three months ended March 31, 2020 primarily due to net repayments under our revolving credit facilities of $6.1 million, repayments of term loan borrowings of $8.1 million and $1.4 million used to settle tax obligations on vested shares under our share-based compensation plans.

The following table summarizes the changes in debt outstanding during the three months ended March 31, 2021 (in thousands):

Balance at December 31, 2020	$251,086
Borrowings under revolving credit facilities	78,628
Repayments of borrowings under revolving credit facilities	(85,319)
Repayments of term loans	(8,872)
Translation	2,537
Balance at March 31, 2021	$238,060

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

Credit Agreement

As of March 31, 2021, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $167.3 million revolving credit facility scheduled to mature on May 30, 2023, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $122.3 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $194.8 million term loan facility scheduled to mature on May 30, 2023 for certain lenders in favor of Civeo.

As of March 31, 2021, we had outstanding letters of credit of $1.2 million under the U.S. facility, $0.1 million under the Australian facility and $2.0 million under the Canadian facility.

As of March 31, 2021 and December 31, 2020, we also had two bank guarantee facilities totaling A$3.0 million which mature on May 31, 2021. We had bank guarantees of A$0.9 million and A$0.8 million under these facilities outstanding as of March 31, 2021 and December 31, 2020, respectively.

See Note 8 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

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

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on March 31, 2021, thereby increasing the liquidation preference to $10,616 per share as of March 31, 2021. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, except for net repayments under our revolving credit facilities, there were no material changes to the disclosure regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2021, we had $238.1 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $2.4 million annually, based on our floating-rate debt obligations and interest rates in effect as of March 31, 2021.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$160 million and A$285 million, respectively, at March 31, 2021. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of March 31, 2021 would result in translation adjustments of approximately $16 million and $28 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

For additional information about our risk factors, you should carefully read the section entitled "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs (3)	Maximum number of shares that may yet be purchased under the plans or programs (3)
January 1, 2021 - January 31, 2021	—		—		—	—
February 1, 2021 - February 28, 2021	56,889	(1)	$19.57	(2)	—	—
March 1, 2021 - March 31, 2021	—		—		—	—
Total	56,889		$19.57		—	—

(1)Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants' personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.
(2)The price paid per share was based on the closing price of our common shares on February 20, 2021, February 21, 2021 and February 25, 2021, the respective dates as of which the restrictions lapsed on such shares.
(3)We did not have at any time during the quarter ended March 31, 2021, and currently do not have, a share repurchase program in place.

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

CIVEO CORPORATION

Date: April 30, 2021	By /s/ Carolyn J. Stone
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)