Form 10-Q
period 2021-06-30
Civeo Corp
filed 2021-07-30
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The Registrant had 14,316,274 common shares outstanding as of July 26, 2021.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Service and other	$147,784	$110,006	$269,780	$239,405
Rental	4,540	3,865	7,604	10,044
Product	1,852	831	2,222	4,045
	154,176	114,702	279,606	253,494
Costs and expenses:
Service and other costs	103,449	78,860	199,911	174,904
Rental costs	3,661	3,615	6,631	8,428
Product costs	892	658	1,270	3,114
Selling, general and administrative expenses	14,703	11,490	28,884	25,427
Depreciation and amortization expense	21,377	22,205	42,646	47,707
Impairment expense	7,935	—	7,935	144,120
Other operating expense (income)	30	(285)	101	704
	152,047	116,543	287,378	404,404
Operating income (loss)	2,129	(1,841)	(7,772)	(150,910)

Interest expense	(3,401)	(3,854)	(6,763)	(9,449)
Interest income	2	4	2	20
Other income	788	12,642	5,702	12,667
(Loss) income before income taxes	(482)	6,951	(8,831)	(147,672)
Income tax benefit (expense)	492	(122)	(584)	8,689
Net income (loss)	10	6,829	(9,415)	(138,983)
Less: Net income attributable to noncontrolling interest	(3)	222	56	480
Net income (loss) attributable to Civeo Corporation	13	6,607	(9,471)	(139,463)
Less: Dividends attributable to Class A preferred shares	480	471	958	939
Net (loss) income attributable to Civeo common shareholders	$(467)	$6,136	$(10,429)	$(140,402)

Per Share Data (see Note 7) (1)
Basic net (loss) income per share attributable to Civeo Corporation common shareholders	$(0.03)	$0.37	$(0.73)	$(9.96)

Diluted net (loss) income per share attributable to Civeo Corporation common shareholders	$(0.03)	$0.37	$(0.73)	$(9.96)

Weighted average number of common shares outstanding:
Basic	14,278	14,151	14,244	14,097
Diluted	14,278	14,166	14,244	14,097
(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$10	$6,829	$(9,415)	$(138,983)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	(1,573)	29,385	(3,200)	(19,156)
Total other comprehensive income (loss), net of taxes	(1,573)	29,385	(3,200)	(19,156)

Comprehensive income (loss)	(1,563)	36,214	(12,615)	(158,139)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(11)	303	38	466
Comprehensive (loss) income attributable to Civeo Corporation	$(1,552)	$35,911	$(12,653)	$(158,605)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,414	$6,155
Accounts receivable, net	114,187	89,782
Inventories	6,958	6,181
Prepaid expenses	5,537	7,020
Other current assets	9,976	6,165
Assets held for sale	2,205	3,910
Total current assets	143,277	119,213

Property, plant and equipment, net	442,819	486,930
Goodwill	8,474	8,729
Other intangible assets, net	98,967	99,749
Operating lease right-of-use assets	21,445	22,606
Other noncurrent assets	2,705	3,626
Total assets	$717,687	$740,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,956	$42,056
Accrued liabilities	23,983	27,349
Income taxes	225	203
Current portion of long-term debt	35,593	34,585
Deferred revenue	21,486	6,812
Other current liabilities	5,997	5,760
Total current liabilities	131,240	116,765

Long-term debt, less current maturities	189,228	214,000
Operating lease liabilities	17,997	19,834
Other noncurrent liabilities	15,817	14,897
Total liabilities	354,282	365,496

Commitments and contingencies (Note 10)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042 shares issued and outstanding, respectively; aggregate liquidation preference of $96,471,559 and $95,514,031 as of June 30, 2021 and December 31, 2020)	60,974	60,016
Common shares (no par value; 46,000,000 shares authorized, 14,636,872 shares and 14,478,878 shares issued, respectively, and 14,316,274 shares and 14,215,169 shares outstanding, respectively) (1)	—	—
Additional paid-in capital	1,580,213	1,578,315
Accumulated deficit	(918,156)	(907,727)
Common shares held in treasury at cost, 320,598 and 263,709 shares, respectively	(8,050)	(6,930)
Accumulated other comprehensive loss	(352,171)	(348,989)
Total Civeo Corporation shareholders’ equity	362,810	374,685
Noncontrolling interest	595	672
Total shareholders’ equity	363,405	375,357
Total liabilities and shareholders’ equity	$717,687	$740,853
(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, March 31, 2020	$58,597	$—	$1,574,457	$(918,128)	$(6,914)	$(411,619)	$552	$296,945
Net income (loss)	—	—	—	6,607	—	—	222	6,829
Currency translation adjustment	—	—	—	—	—	29,304	81	29,385
Dividends paid	—	—	—	—	—	—	(231)	(231)
Dividends attributable to Class A preferred shares	471	—	—	(471)	—	—	—	—
Share-based compensation	—	—	1,331	—	(16)	—	—	1,315
Balance, June 30, 2020	$59,068	$—	$1,575,788	$(911,992)	$(6,930)	$(382,315)	$624	$334,243

Balance, March 31, 2021	$60,494	$—	$1,579,342	$(917,689)	$(8,050)	$(350,606)	$648	$364,139
Net income (loss)	—	—	—	13	—	—	(3)	10
Currency translation adjustment	—	—	—	—	—	(1,565)	(8)	(1,573)
Dividends paid	—	—	—	—	—	—	(42)	(42)
Dividends attributable to Class A preferred shares	480	—	—	(480)	—	—	—	—
Share-based compensation	—	—	871	—	—	—	—	871
Balance, June 30, 2021	$60,974	$—	$1,580,213	$(918,156)	$(8,050)	$(352,171)	$595	$363,405

Balance, December 31, 2019	$58,129	$—	$1,572,249	$(771,590)	$(5,472)	$(363,173)	$662	$490,805
Net income (loss)	—	—	—	(139,463)	—	—	480	(138,983)
Currency translation adjustment	—	—	—	—	—	(19,142)	(14)	(19,156)
Dividends paid	—	—	—	—	—	—	(504)	(504)
Dividends attributable to Class A preferred shares	939	—	—	(939)	—	—	—	—
Share-based compensation	—	—	3,539	—	(1,458)	—	—	2,081
Balance, June 30, 2020	$59,068	$—	$1,575,788	$(911,992)	$(6,930)	$(382,315)	$624	$334,243

Balance, December 31, 2020	$60,016	$—	$1,578,315	$(907,727)	$(6,930)	$(348,989)	$672	$375,357
Net income (loss)	—	—	—	(9,471)	—	—	56	(9,415)
Currency translation adjustment	—	—	—	—	—	(3,182)	(18)	(3,200)
Dividends paid	—	—	—	—	—	—	(115)	(115)
Dividends attributable to Class A preferred shares	958	—	—	(958)	—	—	—	—
Share-based compensation	—	—	1,898	—	(1,120)	—	—	778
Balance, June 30, 2021	$60,974	$—	$1,580,213	$(918,156)	$(8,050)	$(352,171)	$595	$363,405

	Preferred Shares	Common Shares (in thousands)(1)
Balance, December 31, 2020	9,042	14,215
Share-based compensation	—	101
Balance, June 30, 2021	9,042	14,316

(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,415)	$(138,983)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,646	47,707
Impairment charges	7,935	144,120
Deferred income tax expense (benefit)	416	(8,941)
Non-cash compensation charge	1,898	3,539
Gains on disposals of assets	(1,941)	(1,819)
Provision for credit losses, net of recoveries	147	25
Other, net	1,483	(3,240)
Changes in operating assets and liabilities:
Accounts receivable	(24,617)	10,231
Inventories	(830)	(1,895)
Accounts payable and accrued liabilities	(563)	(4,583)
Taxes payable	21	251
Other current and noncurrent assets and liabilities, net	12,170	(1,094)
Net cash flows provided by operating activities	29,350	45,318

Cash flows from investing activities:
Capital expenditures	(6,530)	(3,847)
Proceeds from disposition of property, plant and equipment	7,012	1,897
Other, net	—	4,619
Net cash flows provided by investing activities	482	2,669

Cash flows from financing activities:
Revolving credit borrowings	117,976	122,320
Revolving credit repayments	(130,080)	(147,950)
Term loan repayments	(17,874)	(16,551)
Taxes paid on vested shares	(1,120)	(1,458)
Net cash flows used in financing activities	(31,098)	(43,639)

Effect of exchange rate changes on cash	(475)	(368)
Net change in cash and cash equivalents	(1,741)	3,980
Cash and cash equivalents, beginning of period	6,155	3,331

Cash and cash equivalents, end of period	$4,414	$7,311

Non-cash financing activities:
Preferred dividends paid-in-kind	$958	$939
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
(continued)
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

3.REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and the U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Canada
Accommodation revenues	$69,759	$40,204	$116,289	$106,270
Mobile facility rental revenues	8,666	6,072	19,165	8,580
Food service and other services revenues	4,856	6,710	9,712	17,484
Total Canada revenues	83,281	52,986	145,166	132,334

Australia
Accommodation revenues	$37,780	$34,933	$71,455	$67,518
Food service and other services revenues	26,239	22,138	52,201	38,666
Total Australia revenues	64,019	57,071	123,656	106,184

U.S.
Accommodation revenues	$1,605	$242	$2,377	$1,498
Mobile facility rental revenues	3,761	3,870	6,828	10,057
Manufacturing revenues	1,499	524	1,562	3,387
Food service and other services revenues	11	9	17	34
Total U.S. revenues	6,876	4,645	10,784	14,976

Total revenues	$154,176	$114,702	$279,606	$253,494

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and do not extend beyond 60 days, unless otherwise agreed to. We do not have significant financing components or significant payment terms.

As of June 30, 2021, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	For the years ending December 31,
	2021	2022	2023	Thereafter	Total
Revenue expected to be recognized as of June 30, 2021	$53,065	$81,244	$14,253	$2,008	$150,570

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

As of June 30, 2021 and December 31, 2020, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

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

During the second quarter of 2021 and the first quarter of 2020, we wrote down certain long-lived assets to fair value. During the first quarter of 2020, we estimated the fair value when conducting the long-lived asset impairment tests primarily using an income approach. We used a variety of unobservable inputs and underlying assumptions consistent with those discussed above for purposes of our goodwill impairment test. The discount rates used to value our Canadian and U.S. segments long-lived asset impairment analysis ranged between 11.0% and 14.0%. During the second quarter of 2021, our estimate of the fair value of undeveloped land positions in Australia that were impaired was based on appraisals from third parties.

See Note 6 – Impairment Charges for further information.

5.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2021 and December 31, 2020 is presented below (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable, net:
Trade	$82,844	$66,071
Unbilled revenue	31,716	22,565
Other	7	1,421
Total accounts receivable	114,567	90,057
Allowance for credit losses	(380)	(275)
Total accounts receivable, net	$114,187	$89,782

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

As of December 31, 2020, Other accounts receivable included $1.1 million related to the Canada Emergency Wage Subsidy (CEWS), a subsidy implemented by the Canadian government in response to the COVID-19 pandemic. For the three months ended June 30, 2021 and 2020, Other income related to the CEWS was $0.7 million and $6.2 million, respectively. For the six months ended June 30, 2021 and 2020, Other income related to the CEWS was $3.5 million and $6.2 million, respectively.

	June 30, 2021	December 31, 2020
Inventories:
Finished goods and purchased products	$5,330	$5,047
Work in process	337	45
Raw materials	1,291	1,089
Total inventories	$6,958	$6,181

	Estimated Useful Life (in years)			June 30, 2021	December 31, 2020
Property, plant and equipment, net:
Land				$40,723	$47,751
Accommodations assets	3	—	15	1,718,621	1,737,620
Buildings and leasehold improvements	7	—	20	28,471	28,831
Machinery and equipment	4	—	15	13,541	12,784
Office furniture and equipment	3	—	7	63,556	61,850
Vehicles	3	—	5	14,467	15,363
Construction in progress				6,443	5,523
Total property, plant and equipment				1,885,822	1,909,722
Accumulated depreciation				(1,443,003)	(1,422,792)
Total property, plant and equipment, net				$442,819	$486,930

 As of December 31, 2020, assets held for sale included $3.9 million related to our modular construction and manufacturing plant near Edmonton, Alberta, Canada. During the first quarter 2021, the manufacturing facility was sold. As of June 30, 2021, assets held for sale included $2.2 million related to various non-operational land holdings in Australia.

	June 30, 2021	December 31, 2020
Accrued liabilities:
Accrued compensation	$18,898	$22,475
Accrued taxes, other than income taxes	3,534	3,099
Other	1,551	1,775
Total accrued liabilities	$23,983	$27,349

6.IMPAIRMENT CHARGES
Quarter ended June 30, 2021. During the second quarter of 2021, we recorded impairment expense of $7.9 million related to various undeveloped land positions and related permitting costs in Australia. At June 30, 2021, we identified an impairment trigger related to certain of these properties due to the cancellation of a significant thermal coal project in Australia and our negative expectations related to other possible Australian thermal coal projects becoming viable in the near term. Accordingly, the assets were written down to their estimated fair value of $2.4 million. As of June 30, 2021, we concluded certain of the undeveloped land positions met the criteria to be classified as held for sale.
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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
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
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income attributable to Civeo common shareholders	$(467)	$6,136	$(10,429)	$(140,402)
Less: income allocated to participating securities	—	(886)	—	—
Basic net income (loss) attributable to Civeo Corporation common shareholders	$(467)	$5,250	$(10,429)	$(140,402)
Add: undistributed income attributable to participating securities	—	886	—	—
Less: undistributed income reallocated to participating securities	—	(885)	—	—
Diluted net income (loss) attributable to Civeo Corporation common shareholders	$(467)	$5,251	$(10,429)	$(140,402)

Denominator:
Weighted average shares outstanding - basic	14,278	14,151	14,244	14,097
Dilutive shares - share-based awards	—	15	—	—
Weighted average shares outstanding - diluted	14,278	14,166	14,244	14,097

Basic net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.03)	$0.37	$(0.73)	$(9.96)

Diluted net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.03)	$0.37	$(0.73)	$(9.96)

(1)Computations may reflect rounding adjustments.

For the three months ended June 30, 2020, we excluded 0.3 million share-based awards from the computation of diluted earnings per share because their effect was anti-dilutive. When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. For the three months ended June 30, 2021 and the six months ended June 30, 2021 and 2020, we excluded from the computation of diluted loss per share 0.1 million, 0.2 million and 0.4 million share-based awards, respectively, since the effect would have been anti-dilutive. Additionally, for the three and six months ended June 30, 2021 and 2020, we excluded from the computation the impact of converting the Preferred Shares into 2.4 million and 2.4 million common shares, respectively, since the effect would have been anti-dilutive.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
8.DEBT

As of June 30, 2021 and December 31, 2020, long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Canadian term loan, which matures on May 30, 2023; C$11.2 million principal repayable per quarter; weighted average interest rate of 4.0% for the six month period ended June 30, 2021	$174,636	$187,530

U.S. revolving credit facility, which matures on May 30, 2023; weighted average interest rate of 5.8% for the six month period ended June 30, 2021	—	—

Canadian revolving credit facility, which matures on May 30, 2023; weighted average interest rate of 4.5% for the six month period ended June 30, 2021	44,697	45,789

Australian revolving credit facility, which matures on May 30, 2023; weighted average interest rate of 3.6% for the six month period ended June 30, 2021	7,500	17,767
	226,833	251,086
Less: Unamortized debt issuance costs	2,012	2,501
Total debt	224,821	248,585
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	35,593	34,585
Long-term debt, less current maturities	$189,228	$214,000

Credit Agreement

As of June 30, 2021, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $167.3 million revolving credit facility scheduled to mature on May 30, 2023, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $122.3 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $194.8 million term loan facility scheduled to mature on May 30, 2023 for certain lenders in favor of Civeo.
U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin of 3.50% to 4.50%, or a base rate plus 2.50% to 3.50%, in each case based on a ratio of our total debt to consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a Bankers’ Acceptance Discount Rate (as defined in the Credit Agreement) based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 3.50% to 4.50%, or a Canadian Prime rate plus a margin of 2.50% to 3.50%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 3.50% to 4.50%, based on a ratio of our total debt to consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks are addressed in the Credit Agreement and at such time the transition from LIBOR or CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to LIBOR or CDOR that gives due consideration to (1) the then prevailing market convention for determining a rate of interest for syndicated loans in the United States at such time for the replacement of LIBOR and (2) any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.
The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain an interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and our maximum leverage ratio, defined as the ratio of total debt to consolidated EBITDA, of no greater than 3.50 to 1.00.  Following a qualified offering of indebtedness with gross proceeds in excess of $150.0 million, we will be required to maintain a maximum leverage ratio of no greater than 4.00 to 1.00 and a maximum senior secured ratio less than 2.50 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of June 30, 2021.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of June 30, 2021, we had eight lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.4 million to $71.1 million. As of June 30, 2021, we had outstanding letters of credit of $0.9 million under the U.S. facility, zero under the Australian facility and $2.1 million under the Canadian facility.
As of June 30, 2021, we had one bank guarantee facility totaling A$1.0 million. We had bank guarantees of A$0.8 million outstanding under the facility as of June 30, 2021.
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
We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of June 30, 2021 and 2020, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax benefit for the three months ended June 30, 2021 totaled $0.5 million, or 102.1% of pretax loss, compared to tax expense of $0.1 million, or 1.8% of pretax income, for the three months ended June 30, 2020. Our effective tax rate for both the three months ended June 30, 2021 and June 30, 2020 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Under ASC 740-270, "Accounting for Income Taxes," the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter's year-to-date provision.

Our income tax expense for the six months ended June 30, 2021 totaled $0.6 million, or (6.6)% of pretax loss, compared to a benefit of $8.7 million, or 5.9% of pretax loss, for the six months ended June 30, 2020. Our effective tax rate for the six months ended June 30, 2021 and June 30, 2020 was impacted by considering Canada and the U.S. loss jurisdictions. Although Australia was not considered a loss jurisdiction for the six months ended June 30, 2020, our effective tax rate was impacted by utilization of deferred tax assets and a release of the corresponding valuation allowance in Australia, resulting in no income tax expense for that jurisdiction. Additionally, our effective tax rate for the six months ended June 30, 2020 was impacted by a deferred tax benefit of $9.6 million offset by an increase of $0.7 million in the valuation allowance in Canada.

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

11.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $3.2 million from $349.0 million at December 31, 2020 to $352.2 million at June 30, 2021, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first six months of 2021 were primarily driven by the Australian dollar decreasing in value compared to the U.S. dollar, partially offset by the Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$166 million and A$280 million, respectively, at June 30, 2021.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

12.SHARE-BASED COMPENSATION

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

Outstanding Awards

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. On May 19, 2021, we granted 45,762 restricted share awards to our non-employee directors, which vest in their entirety on May 19, 2022.

Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended June 30, 2021 and 2020 totaled $0.3 million and $0.8 million, respectively. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the six months ended June 30, 2021 and 2020 totaled $0.8 million and $2.0 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended June 30, 2021 and 2020 was zero and $0.2 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the six months ended June 30, 2021 and 2020 was $1.5 million and $2.6 million, respectively.

At June 30, 2021, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $1.2 million, which is expected to be recognized over a weighted average period of 0.8 years.

Phantom Share Awards. On February 22, 2021, we granted 270,079 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 22, 2022. We also granted 81,774 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 22, 2022.

During the three months ended June 30, 2021 and 2020, we recognized compensation expense associated with phantom shares totaling $1.4 million and $0.4 million, respectively. During the six months ended June 30, 2021 and 2020, we recognized compensation expense associated with phantom shares totaling $2.9 million and $0.7 million, respectively. At June 30, 2021, unrecognized compensation cost related to phantom shares was $9.6 million, as remeasured at June 30, 2021, which is expected to be recognized over a weighted average period of 2.2 years.

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

During the three months ended June 30, 2021 and 2020, we recognized compensation expense associated with performance awards totaling $0.6 million and $0.6 million, respectively. During the six months ended June 30, 2021 and 2020, we recognized compensation expense associated with performance awards totaling $1.1 million and $1.5 million, respectively. The total fair value of performance share awards that vested during the three months ended June 30, 2021 and 2020 was zero. The total fair value of performance share awards that vested during the six months ended June 30, 2021 and 2020 was $1.9 million and $1.9 million, respectively. At June 30, 2021, unrecognized compensation cost related to performance shares was $3.9 million, which is expected to be recognized over a weighted average period of 2.2 years.

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

Financial information by business segment for each of the three and six months ended June 30, 2021 and 2020 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2021
Canada	$83,281	$12,152	$7,452	$1,143	$763,763
Australia	64,019	8,512	(2,656)	1,147	242,730
U.S.	6,876	542	(1,109)	482	27,793
Corporate and eliminations	—	171	(1,558)	386	(316,599)
Total	$154,176	$21,377	$2,129	$3,158	$717,687

Three months ended June 30, 2020
Canada	$52,986	$12,177	$(6,719)	$231	$662,926
Australia	57,071	9,733	8,191	748	261,188
U.S.	4,645	195	(2,623)	12	30,503
Corporate and eliminations	—	100	(690)	205	(220,034)
Total	$114,702	$22,205	$(1,841)	$1,196	$734,583

Six months ended June 30, 2021
Canada	$145,166	$24,239	$(207)	$2,323	$763,763
Australia	123,656	16,971	651	2,701	242,730
United States	10,784	1,108	(3,707)	851	27,793
Corporate and eliminations	—	328	(4,509)	655	(316,599)
Total	$279,606	$42,646	$(7,772)	$6,530	$717,687

Six months ended June 30, 2020
Canada	$132,334	$26,546	$(143,350)	$841	$662,926
Australia	106,184	19,028	14,355	1,211	261,188
United States	14,976	1,778	(16,757)	1,384	30,503
Corporate and eliminations	—	355	(5,158)	411	(220,034)
Total	$253,494	$47,707	$(150,910)	$3,847	$734,583

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
Our business is predominantly located in northern Alberta, Canada; British Columbia, Canada; Queensland, Australia; and Western Australia. We derive most of our business from natural resource companies who are developing and producing oil sands, met coal, LNG and iron ore resources and, to a lesser extent, other hydrocarbon and mineral resources. Approximately 67% of our revenue is generated by our lodges in Canada and our villages in Australia. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-person-per- day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years. The remainder of our revenue is generated by our hospitality services at customer-owned locations in Canada and Australia, mobile assets in Canada and the U.S and our lodges in the U.S.
Generally, our core Canadian oil sands and Australian mining customers make significant capital investments to develop their prospects, which have estimated reserve lives ranging from ten years to in excess of 30 years. Consequently, these investments are primarily dependent on those customers’ long-term views of commodity demand and prices.
The spread of COVID-19 and the response thereto have negatively impacted the global economy. The actions taken by governments and the private-sector to mitigate the spread of COVID-19 and the risk of infection, including government-imposed or voluntary social distancing and quarantining, reduced travel and remote work policies, have evolved with the introduction of vaccination efforts, and may continue to evolve as the surfacing of virus variants has added a degree of uncertainty to the continuing global impact of COVID-19. Additionally, global oil prices dropped to historically low levels in March and April 2020 due to severely reduced global oil demand, high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. In mid-April 2020, OPEC+ (the combination of historical OPEC members and other significant oil producers, such as Russia) announced production cuts of up to approximately 10 million barrels per day. However, oil prices remained at depressed levels throughout most of 2020, before modest improvement late in the year and into early 2021. As global oil demand recovered in the second quarter of 2021, oil supply did not keep up, resulting in falling inventories and a significant increase in oil prices continuing into July 2021. In July 2021, OPEC+ agreed to phase out 5.8 million barrels per day of oil production cuts by September 2022.
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
Alberta, Canada. In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands customers. Pricing for WCS is driven by several factors, including the underlying price for West Texas Intermediate (WTI) crude, the availability of transportation infrastructure (consisting of pipelines and crude by railcar) and governmental regulation. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and capacity restrictions to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. The WCS Differential has varied depending on the extent of transportation capacity availability.
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile assets and to improve take-away capacity for Canadian oil sands producers over the longer term. While these pipeline projects, including the Trans Mountain Pipeline (TMX), have recently received incremental regulatory approvals, it is still not certain if any of the proposed pipeline projects will ultimately be completed. Certain segments of the TMX pipeline have resumed construction without conflict at the present time. Recent legal issues with the Canadian government and First Nation groups have been resolved for the time being. The Canadian federal government acquired the TMX pipeline in 2018, approved the expansion of the project and is currently working through a revised construction timeline to adjust for recent delays related to legal hurdles and the COVID-19 pandemic.
WCS prices in the second quarter of 2021 averaged $53.27 per barrel compared to $19.73 in the second quarter of 2020. The WCS Differential decreased from $15.35 per barrel at the end of the fourth quarter of 2020 to $13.95 at the end of the second quarter of 2021. In 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production. However, monthly production limits were put on hold in December 2020 until further notice, allowing operators to produce freely at their discretion while the government monitors production and inventory levels. Should forecasts show storage inventories approaching maximum capacity, the government may reintroduce production limits. As of July 26, 2021, the WTI price was $71.91 and the WCS price was $58.27, resulting in a WCS Differential of $13.64.
Together with the initial spread of COVID-19, the depressed price levels of both WTI and WCS materially impacted 2020 maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. Customers began increasing production activity in the fourth quarter of 2020 and into the first half of 2021. Continued uncertainty, including about the impact of COVID-19, and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets. Additionally, if oil prices do not stabilize, the resulting impact could continue to negatively affect the value of our long-lived assets.
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
In late March 2020, LNGC announced steps being taken to reduce the spread of COVID-19, including reduction of the workforce at the project site to essential personnel only. This resulted in a reduction in occupancy at our Sitka Lodge during the second quarter of 2020, before returning to expected levels in the second half of 2020. In late December 2020, British Columbia’s public health officer issued a health order limiting workforce size at all large industrial projects across the province, including LNGC. This order once again reduced occupancy at our Sitka Lodge in the first quarter of 2021. In the second quarter of 2021, this order was repealed. It was replaced with less restrictive requirements focused on monitoring, allowing workforces to return to their optimal sizes.
Australia. In Australia, 82% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 14.4% during the first half of 2021 compared to the same period of 2020. As of July 26, 2021, met coal spot prices were $215 per metric tonne. Long-term demand for steel is expected to be driven by global infrastructure spending and increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries. In 2020, the impact of the outbreak of COVID-19 led to a high level of uncertainty for demand of iron ore and met coal. However, due to strong global steel demand, supply disruptions in other countries and limited COVID-19 cases in Australia, Australian met coal and iron ore activity was relatively buoyant in 2020 and the first half of 2021. An increase in global infrastructure spending to stimulate economies is expected to support demand for raw materials, particularly met coal and iron ore.
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
Civeo's activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  As of July 26, 2021, iron ore spot prices were $197.30 per metric tonne.
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
U.S. Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies. During 2019, the U.S. oil rig count and associated completion activity decreased due to the oil price decline in late 2018 and early 2019 coupled with other market dynamics negatively impacting exploration and production (E&P) spending, finishing the year at 677 rigs. In 2020, the U.S. oil rig count and associated completion activity further decreased due to the global oil price decline discussed above. Only 267 oil rigs were active at the end of 2020. As oil prices began to recover in 2021, oil rig count and drilling activity recovered somewhat, with 372 oil rigs active at the end of the second quarter 2021. The Permian Basin remains the most active U.S. unconventional play, representing 63% of the oil rigs active in the U.S. at the end of the second quarter of 2021. The lower U.S. rig count and decline in oil prices resulted in decreased U.S. oil production from an average of 12.2 million barrels per day in 2019 to an average of 11.3 million barrels per day in 2020 and to an average of 11.2 million barrels per day through the first five months of 2021. As of July 23, 2021, there were 387 active oil rigs in the U.S. (as measured by Bakerhughes.com). With the recent volatility in oil prices and a resulting reduction in spending by E&P companies, we exited the Bakken and reduced our presence in the Rockies regions for our U.S. mobile assets. Those assets were either sold or transported to our Permian Basin and Mid-Continent district locations. This process is underway and we expect it to be complete during the third quarter of 2021. U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans. In addition, consolidation among our E&P customer base in the U.S. has historically created short-term spending and activity dislocations. Should the current trend of industry consolidation continue, we may see activity, utilization and occupancy declines in the near term.

Recent Commodity Prices. Recent WTI crude, WCS crude, met coal and iron ore pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)
Third Quarter through July 26, 2021	$72.35	$58.77	$207.69	$209.68
6/30/2021	66.19	53.27	136.44	195.97
3/31/2021	58.13	46.28	127.95	159.83
12/31/2020	42.63	31.34	109.37	128.24
9/30/2020	40.90	31.15	113.30	116.10
6/30/2020	27.95	19.73	120.27	89.53
3/31/2020	45.38	27.92	156.17	83.57
12/30/2019	56.85	37.94	141.39	85.13
9/30/2019	56.40	43.88	160.25	101.41
6/30/2019	59.89	47.39	204.78	94.62
3/31/2019	54.87	44.49	203.30	79.26
12/31/2018	59.32	25.66	223.02	70.13
9/30/2018	69.61	41.58	188.46	61.91
6/30/2018	67.97	49.93	189.41	62.58

(1)Source: WTI crude prices are from U.S. Energy Information Administration (EIA), WCS crude prices and iron ore prices are from Bloomberg and hard coking coal prices are from IHS Markit.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change	Percentage	2021	2020	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.815	$0.722	0.09	12.8%	$0.802	$0.733	$0.07	9.4%
Average Australian dollar to U.S. dollar	$0.770	$0.658	0.11	17.2%	$0.772	$0.658	$0.11	17.3%

	As of
	June 30, 2021	December 31, 2020	Change	Percentage
Canadian dollar to U.S. dollar	$0.807	$0.785	0.02	2.8%
Australian dollar to U.S. dollar	$0.750	$0.773	(0.02)	(3.0)%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the price of and demand for crude oil, met coal, LNG and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2021 capital expenditures, exclusive of any business acquisitions, will total approximately $20 million, compared to 2020 capital expenditures of $10.1 million. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity and the impact of COVID-19. See “Liquidity and Capital Resources” below for further discussion of 2021 capital expenditures.

Results of Operations
Unless otherwise indicated, discussion of results for the three months ended June 30, 2021, is based on a comparison to the corresponding period of 2020.
Results of Operations – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,
	2021	2020	Change

	($ in thousands)
Revenues
Canada	$83,281	$52,986	$30,295
Australia	64,019	57,071	6,948
U.S. and other	6,876	4,645	2,231
Total revenues	154,176	114,702	39,474
Costs and expenses
Cost of sales and services
Canada	57,342	42,465	14,877
Australia	44,895	34,913	9,982
U.S. and other	5,765	5,755	10
Total cost of sales and services	108,002	83,133	24,869
Selling, general and administrative expenses	14,703	11,490	3,213
Depreciation and amortization expense	21,377	22,205	(828)
Impairment expense	7,935	—	7,935
Other operating expense (income)	30	(285)	315
Total costs and expenses	152,047	116,543	35,504
Operating income (loss)	2,129	(1,841)	3,970

Interest expense, net	(3,399)	(3,850)	451
Other income	788	12,642	(11,854)
(Loss) income before income taxes	(482)	6,951	(7,433)
Income tax benefit (expense)	492	(122)	614
Net income	10	6,829	(6,819)
Less: Net income attributable to noncontrolling interest	(3)	222	(225)
Net income attributable to Civeo Corporation	13	6,607	(6,594)
Less: Dividends attributable to preferred shares	480	471	9
Net (loss) income attributable to Civeo common shareholders	$(467)	$6,136	$(6,603)

We reported net loss attributable to Civeo for the quarter ended June 30, 2021 of $0.5 million, or $0.03 per diluted share. As further discussed below, net loss included a $7.9 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.
We reported net income attributable to Civeo for the quarter ended June 30, 2020 of $6.1 million, or $0.37 per diluted share. As further discussed below, net income included $4.7 million of income associated with the settlement of a representations and warranties claim related to the Noralta acquisition included in Other income.
Revenues. Consolidated revenues increased $39.5 million, or 34%, in the second quarter of 2021 compared to the second quarter of 2020. This increase was primarily due to (i) higher billed rooms at our Canadian oil sands lodges related to turnaround activities by a number of customers, (ii) increased mobile asset activity from a pipeline project in Canada, (iii) increased occupancy at our Australian integrated services villages, (iv) increased activity levels in certain U.S. markets and (v) a stronger Australian and Canadian dollar relative to the U.S. dollar in the second quarter of 2021 compared to the second quarter of 2020. These items were partially offset by (i) reduced occupancy at our Canadian Sitka Lodge related to the COVID-19 pandemic and the British Columbia health order, (ii) reduced food service activity, as an overflow site supporting a LNG-related project in 2020 is no longer required, (iii) decreased activity at our Bowen Basin villages and Western Australia villages and (iv) decreased activity at our U.S. wellsite business. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $24.9 million, or 30%, in the second quarter of 2021 compared to the second quarter of 2020. This increase was primarily due to (i) increased occupancy at our Canadian oil sands lodges related to turnaround activities by a number of customers, (ii) increased mobile asset activity from a pipeline project in Canada, (iii) increased occupancy at our Australian integrated services villages and increased cost of temporary labor due to ongoing labor shortages in Australia, (iv) increased activity levels in certain U.S. markets and (v) a stronger Australian and Canadian dollar relative to the U.S. dollar in the second quarter of 2021 compared to the second quarter of 2020. These items were partially offset by (i) reduced occupancy at our Canadian Sitka Lodge related to the COVID-19 pandemic and the British Columbia health order, (ii) reduced food service activity, as an overflow site supporting a LNG-related project in 2020 is no longer required, (iii) decreased activity at our Bowen Basin villages and Western Australia villages and (iv) decreased activity at our U.S. wellsite business. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense increased $3.2 million, or 28%, in the second quarter of 2021 compared to the second quarter of 2020. This increase was primarily due to higher incentive compensation costs, share-based compensation expense and compensation expense. In addition, SG&A expense increased approximately $1.0 million due to a stronger Australian and Canadian dollar relative to the U.S. dollar in the second quarter of 2021 compared to the second quarter of 2020. The increase in share-based compensation was due to an increase in our stock price during the second quarter of 2021 compared to the second quarter of 2020.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.8 million, or 4%, in the second quarter of 2021 compared to the second quarter of 2020. The decrease was primarily due to certain assets and intangibles becoming fully depreciated during 2020 and the extension of the remaining life of certain long-lived assets in the U.S. during the second quarter of 2020. These items were partially offset by a stronger Australian and Canadian dollar relative to the U.S. dollar in the second quarter of 2021 compared to the second quarter of 2020.
Impairment Expense. We recorded pre-tax impairment expense of $7.9 million in the second quarter of 2021 associated with long-lived assets in our Australian reporting unit. See Note 6 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
Operating Income (Loss). Consolidated operating income increased $4.0 million, or 216%, in the second quarter of 2021 compared to the second quarter of 2020, primarily due to increased activity levels in Canada, partially offset by higher impairment expense.
Interest Expense, net. Net interest expense decreased by $0.5 million, or 12%, in the second quarter of 2021 compared to the second quarter of 2020, primarily related to lower average debt levels and lower interest rates on term loan and revolving credit facility borrowings during 2021 compared to 2020.

Other Income. Consolidated other income decreased $11.9 million in the second quarter of 2021 compared to the second quarter of 2020. The second quarter of 2021 included $0.7 million related to proceeds from the Canada Emergency Wage Subsidy (CEWS). The second quarter of 2020 included $4.7 million of other income associated with the settlement of a representations and warranties claim related to the Noralta acquisition, $6.2 million of other income related to proceeds from the CEWS and a higher gain on sale of assets compared to the second quarter of 2020.

Income Tax (Expense) Benefit. Our income tax benefit for the three months ended June 30, 2021 totaled $0.5 million, or 102.1% of pretax loss, compared to an income tax expense of $0.1 million, or 1.8% of pretax income, for the three months ended June 30, 2020. Our effective tax rate for both the three months ended June 30, 2021 and June 30, 2020 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Under ASC 740-270, "Accounting for Income Taxes," the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter's year-to-date provision.

Other Comprehensive (Loss) Income. Other comprehensive income decreased $31.0 million in the second quarter of 2021 compared to the second quarter of 2020, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 1% in the second quarter of 2021 compared to a 4% decrease in the second quarter of 2020. The Australian dollar exchange rate compared to the U.S. dollar decreased 1% in the second quarter of 2021 compared to a 2% decrease in the second quarter of 2020.

Segment Results of Operations – Canadian Segment

	Three Months Ended June 30,
	2021	2020	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$69,759	$40,204	$29,555
Mobile facility rental revenue (2)	8,666	6,072	2,594
Food service and other services revenue (3)	4,856	6,710	(1,854)
Total revenues	$83,281	$52,986	$30,295

Cost of sales and services ($ in thousands)
Accommodation cost	$44,992	$28,598	$16,394
Mobile facility rental cost	5,644	5,285	359
Food service and other services cost	4,455	6,163	(1,708)
Indirect other costs	2,251	2,419	(168)
Total cost of sales and services	$57,342	$42,465	$14,877

Gross margin as a % of revenues	31.1%	19.9%	11.3%

Average daily rate for lodges (4)	$96	$96	$—

Total billed rooms for lodges (5)	723,324	409,897	313,427

Average Canadian dollar to U.S. dollar	$0.815	$0.722	$0.093

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

Our Canadian segment reported revenues in the second quarter of 2021 that were $30.3 million, or 57%, higher than the second quarter of 2020. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 13% in the second quarter of 2021 compared to the second quarter of 2020 resulted in a $9.6 million period-over-period increase in revenues. Excluding the impact of the stronger Canadian exchange rate, the segment experienced a 39% increase in revenues. This increase was driven by higher billed rooms at our oil sands lodges related to turnaround activities by a number of customers and by increased mobile asset activity from a pipeline project. Partially offsetting these items, revenue was lower at our Sitka Lodge related to the COVID-19 pandemic and the British Columbia health order and from food services activity, as an overflow site supporting a LNG-related project in 2020 is no longer required.

Our Canadian segment cost of sales and services increased $14.9 million, or 35%, in the second quarter of 2021 compared to the second quarter of 2020. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 13% in the second quarter of 2021 compared to the second quarter of 2020 resulted in a $6.5 million period-over-period increase in cost of sales and services. Excluding the impact of the stronger Canadian exchange rate, the increased cost of sales and services was driven by increased occupancy at our oil sands lodges related to turnaround activities by a number of customers and by increased mobile asset activity from a pipeline project. Partially offsetting these items, cost of sales and services decreased at our Sitka Lodge related to the COVID-19 pandemic and the British Columbia health order and from food services activity, as an overflow site supporting a LNG-related project in 2020 is no longer required.

Our Canadian segment gross margin as a percentage of revenues increased from 19.9% in the second quarter of 2020 to 31.1% in the second quarter of 2021. This was primarily driven by increased operating efficiencies at our oil sands lodges due to higher occupancy and from our increased mobile asset activity.

Segment Results of Operations – Australian Segment

	Three Months Ended June 30,
	2021	2020	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$37,780	$34,933	$2,847
Food service and other services revenue (2)	26,239	$22,138	$4,101
Total revenues	$64,019	$57,071	$6,948

Cost of sales and services ($ in thousands)
Accommodation cost	$18,082	$15,269	$2,813
Food service and other services cost	25,154	18,759	6,395
Indirect other cost	1,659	885	774
Total cost of sales and services	$44,895	$34,913	$9,982

Gross margin as a % of revenues	29.9%	38.8%	(9.0)%

Average daily rate for villages (3)	$81	$70	$11

Total billed rooms for villages (4)	466,298	502,392	(36,094)

Australian dollar to U.S. dollar	$0.770	$0.658	$0.113

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

Our Australian segment reported revenues in the second quarter of 2021 that were $6.9 million, or 12%, higher than the second quarter of 2020. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 17% in the second quarter of 2021 compared to the second quarter of 2020 resulted in a $9.4 million period-over-period increase in revenues. Accordingly, the increase in the average daily rate is entirely attributable to the strengthening of the Australia dollar. Excluding the impact of the stronger Australian exchange rate, the Australian segment experienced a 4% decrease in revenues largely due to decreased activity at our Bowen Basin villages and Western Australia villages, partially offset by increased occupancy at our integrated services villages.

Our Australian segment cost of sales and services increased $10.0 million, or 29%, in the second quarter of 2021 compared to the second quarter of 2020. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 17% in the second quarter of 2021 compared to the second quarter of 2020 resulted in a $6.6 million period-over-period increase in cost of sales and services. Excluding the impact of the stronger Australian exchange rate, the increase in cost of sales and services was largely driven by the increased occupancy at our integrated services villages and increased costs of temporary labor due to ongoing labor shortages.

Our Australian segment gross margin as a percentage of revenues decreased to 29.9% in the second quarter of 2021 from 38.8% in the second quarter of 2020. This was primarily driven by our integrated services business, which has a service-only business model, and therefore results in lower overall gross margins than the accommodation business. Reduced occupancy at the Bowen Basin villages and Western Australia villages has also impacted our Australian gross margin. Segment gross margin has also been negatively impacted by increased staff costs as a result of a hospitality labor shortage in Australia which has been exacerbated by state and international border closures due to COVID-19. State and international border closures have affected the number of staff available which has subsequently led to an increased reliance on more expensive temporary labor hire resources and has placed upward pressure on wages for permanent staff as competitors compete for a small pool of labor.

Segment Results of Operations – U.S. Segment

	Three Months Ended June 30,
	2021	2020	Change
Revenues ($ in thousands)	$6,876	$4,645	$2,231

Cost of sales and services ($ in thousands)	$5,765	$5,755	$10

Gross margin as a % of revenues	16.2%	(23.9)%	40.1%

Our U.S. segment reported revenues in the second quarter of 2021 that were $2.2 million, or 48%, higher than the second quarter of 2020. This increase was due to increased occupancy at our West Permian, Killdeer and Acadian Acres lodges and increased activity in our offshore business from fabrication and unit sales, partially offset by reduced U.S. drilling activity affecting our wellsite business.

Our U.S. segment cost of sales and services slightly increased in the second quarter of 2021 compared to the second quarter of 2020. This increase was due to greater activity in our offshore business, partially offset by reduced costs in our wellsite business attributable to its reduced activity.

Our U.S. segment gross margin as a percentage of revenues increased from (23.9)% in the second quarter of 2020 to 16.2% in the second quarter of 2021 primarily due to increased occupancy at our West Permian, Killdeer and Acadian Acres lodges and in our offshore business from product sales, partially offset by reduced operating efficiencies at lower activity levels in our wellsite business.

Results of Operations – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,
	2021	2020	Change

	($ in thousands)
Revenues
Canada	$145,166	$132,334	$12,832
Australia	123,656	106,184	17,472
U.S. and other	10,784	14,976	(4,192)
Total revenues	279,606	253,494	26,112
Costs and expenses
Cost of sales and services
Canada	109,227	106,737	2,490
Australia	87,798	64,466	23,332
U.S. and other	10,787	15,243	(4,456)
Total cost of sales and services	207,812	186,446	21,366
Selling, general and administrative expenses	28,884	25,427	3,457
Depreciation and amortization expense	42,646	47,707	(5,061)
Impairment expense	7,935	144,120	(136,185)
Other operating income	101	704	(603)
Total costs and expenses	287,378	404,404	(117,026)
Operating loss	(7,772)	(150,910)	143,138

Interest expense, net	(6,761)	(9,429)	2,668
Other income	5,702	12,667	(6,965)
Loss before income taxes	(8,831)	(147,672)	138,841
Income tax (expense) benefit	(584)	8,689	(9,273)
Net loss	(9,415)	(138,983)	129,568
Less: Net income attributable to noncontrolling interest	56	480	(424)
Net loss attributable to Civeo Corporation	(9,471)	(139,463)	129,992
Less: Dividends attributable to preferred shares	958	939	19
Net loss attributable to Civeo common shareholders	$(10,429)	$(140,402)	$129,973

We reported net loss attributable to Civeo for the six months ended June 30, 2021 of $10.4 million, or $0.73 per diluted share. As further discussed below, net loss included a $7.9 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.
We reported net loss attributable to Civeo for the six months ended June 30, 2020 of $140.4 million, or $9.96 per diluted share. As further discussed below, net loss included (i) a $93.6 million pre-tax loss resulting from the impairment of goodwill in our Canada segment included in Impairment expense, (ii) a $38.1 million pre-tax loss resulting from the impairment of long-lived assets in our Canada segment included in Impairment expense and (iii) a $12.4 million pre-tax loss resulting from the impairment of long-lived assets in our U.S. segment included in Impairment expense. Net loss was partially offset by $4.7 million of income associated with the settlement of a representations and warranties claim related to the Noralta acquisition included in Other income.
Revenues. Consolidated revenues increased $26.1 million, or 10%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to (i) increased mobile asset activity from a pipeline project in Canada, (ii) increased occupancy at our Australian integrated services villages and (iii) a stronger Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These items were partially offset by (i) reduced food service activity, as an overflow site supporting a LNG-related project in 2020 is no longer required, (ii) decreased activity at our Bowen Basin villages and Western Australia villages and (iii) decreased activity at our U.S. wellsite business. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $21.4 million million, or 11%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to (i) increased mobile asset activity from a pipeline project in Canada, (ii) increased occupancy at our Australian integrated services villages and increased cost of temporary labor due to ongoing labor shortages in Australia and (iii) a stronger Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. These items were partially offset by (i) reduced food service activity, as an overflow site supporting a LNG-related project in 2020 is no longer required, (ii) decreased activity at our Bowen Basin villages and Western Australia villages and (iii) lower activity in certain markets in the U.S. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense increased $3.5 million, or 14%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This increase was primarily due to higher incentive compensation costs, share-based compensation expense and compensation expense, partially offset by lower professional fees. The increase in share-based compensation was due to an increase in our stock price during 2021 compared to 2020.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $5.1 million, or 11%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily due to (i) certain assets and intangibles becoming fully depreciated during 2020, (ii) the impairment of certain long-lived assets in Canada and the U.S. during the first quarter of 2020 and (iii) the extension of the remaining life of certain long-lived assets in the U.S. during the second quarter of 2020. These items were partially offset by a stronger Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Impairment Expense. We recorded pre-tax impairment expense of $7.9 million in the six months ended June 30, 2021 associated with long-lived assets in our Australian reporting unit.
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

Operating Loss. Consolidated operating loss decreased $143.1 million, or 95%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to impairment expense of goodwill and long-lived assets in 2020.

Interest Expense, net. Net interest expense decreased by $2.7 million, or 28%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily related to lower average debt levels and lower interest rates on term loan and revolving credit facility borrowings during 2021 compared to 2020.

Other Income. Consolidated other income decreased $7.0 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The six months ended June 30, 2021 included $3.5 million related to proceeds from the CEWS and a higher gain on the sale of assets primarily related to the sale of a manufacturing facility and mobile assets in Canada. The six months ended June 30, 2020 included $4.7 million of other income associated with the settlement of a representations and warranties claim related to the Noralta acquisition, $6.2 million of other income related to proceeds from the CEWS and a gain on sale of assets related to unutilized lodge assets in Canada.

Income Tax (Expense) Benefit. Our income tax expense for the six months ended June 30, 2021 totaled $0.6 million, or (6.6)% of pretax loss, compared to an income tax benefit of $8.7 million, or 5.9% of pretax loss, for the six months ended June 30, 2020. Our effective tax rate for both the six months ended June 30, 2021 and June 30, 2020 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Additionally, our effective tax rate for the six months ended June 30, 2020 was impacted by a deferred tax benefit of $9.6 million offset by an increase of $0.7 million in the valuation allowance in Canada.

Other Comprehensive Loss. Other comprehensive loss decreased $16.0 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 3% in the six months ended June 30, 2021 compared to a 5% decrease in the six months ended June 30, 2020. The Australian dollar exchange rate compared to the U.S. dollar decreased 3% in the six months ended June 30, 2021 compared to a 2% decrease in the six months ended June 30, 2020.

Segment Results of Operations – Canadian Segment

	Six Months Ended June 30,
	2021	2020	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$116,289	$106,270	$10,019
Mobile facility rental revenue (2)	19,165	8,580	10,585
Food service and other services revenue (3)	9,712	17,484	(7,772)
Total revenues	$145,166	$132,334	$12,832

Cost of sales and services ($ in thousands)
Accommodation cost	$83,328	$76,653	$6,675
Mobile facility rental cost	12,418	8,542	3,876
Food service and other services cost	8,576	16,178	(7,602)
Indirect other costs	4,905	5,364	(459)
Total cost of sales and services	$109,227	$106,737	$2,490

Gross margin as a % of revenues	24.8%	19.3%	5.4%

Average daily rate for lodges (4)	$97	$94	$3

Total billed rooms for lodges (5)	1,203,390	1,118,220	85,170

Average Canadian dollar to U.S. dollar	$0.802	$0.733	$0.069

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

Our Canadian segment reported revenues in the six months ended June 30, 2021 that were $12.8 million, or 10%, higher than the six months ended June 30, 2020. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 9% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 resulted in a $13.3 million period-over-period increase in revenues. Excluding the impact of the stronger Canadian exchange rate, revenue remained relatively flat; however, it was positively impacted by higher billed rooms at our oil sands lodges related to turnaround activities by a number of customers and by increased mobile asset activity from a pipeline project. Partially offsetting these increases were reduced billed rooms at our Sitka Lodge related to the COVID-19 pandemic and the British Columbia health order and reduced food services activity, as an overflow site supporting a LNG-related project in 2020 is no longer required.

Our Canadian segment cost of sales and services increased $2.5 million, or 2%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 9% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 resulted in a $9.6 million period-over-period increase in cost of sales and services. Excluding the impact of the stronger Canadian exchange rate, the decreased cost of sales and services was driven by reduced food services activity, as an overflow site supporting a LNG-related project in 2020 is no longer required and reduced activity at our Sitka Lodge related to the COVID-19 pandemic and British Columbia health order. Partially offsetting these decreases were increased mobile asset activity from a pipeline project and increased activity at our oil sands lodges related to turnaround activities by a number of customers.

Our Canadian segment gross margin as a percentage of revenues increased from 19.3% in the six months ended June 30, 2020 to 24.8% in the six months ended June 30, 2021. This was primarily driven by increased mobile asset activity and related operating efficiencies. Accommodation gross margins were maintained at 28% with an increase in margins at our oil sands lodges related to turnaround activities by a number of customers and related operating efficiencies at these higher levels, offset by a reduction in margins at our Sitka Lodge related to reduced operating efficiencies at the lower occupancy levels experienced due to the COVID-19 pandemic and the British Columbia health order.

Segment Results of Operations – Australian Segment

	Six Months Ended June 30,
	2021	2020	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$71,455	$67,518	$3,937
Food service and other services revenue (2)	52,201	$38,666	$13,535
Total revenues	$123,656	$106,184	$17,472

Cost of sales and services ($ in thousands)
Accommodation cost	$35,187	$30,264	$4,923
Food service and other services cost	49,451	32,466	16,985
Indirect other cost	3,160	1,736	1,424
Total cost of sales and services	$87,798	$64,466	$23,332

Gross margin as a % of revenues	29.0%	39.3%	(10.3)%

Average daily rate for villages (3)	$80	$69	$11

Total billed rooms for villages (4)	890,964	974,232	(83,268)

Australian dollar to U.S. dollar	$0.772	$0.658	$0.114

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

Our Australian segment reported revenues in the six months ended June 30, 2021 that were $17.5 million, or 17%, higher than the six months ended June 30, 2020. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 17% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 resulted in a $18.3 million period-over-period increase in revenues. Accordingly, the increase in the average daily rate is entirely attributable to the strengthening of the Australia dollar. Excluding the impact of the stronger Australian exchange rate, the Australian segment experienced a 1% decrease in revenues largely due to decreased activity at our Bowen Basin villages and Western Australia villages, partially offset by increased occupancy at our integrated services villages.

Our Australian segment cost of sales and services increased $23.3 million, or 36%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 17% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 resulted in a $13.0 million period-over-period increase in cost of sales and services. Excluding the impact of the stronger Australian exchange rate, the increase in cost of sales and services was largely driven by increased occupancy at our integrated services villages and increased costs of temporary labor due to ongoing labor shortages.

Our Australian segment gross margin as a percentage of revenues decreased to 29% in the six months ended June 30, 2021 from 39.3% in the six months ended June 30, 2020. This was primarily driven by our integrated services business, which has a service-only business model, and therefore results in lower overall gross margins than the accommodation business. Reduced occupancy at the Bowen Basin villages and Western Australia villages has also impacted our Australian segment gross margin. Segment gross margin has also been negatively impacted by increased staff costs as a result of a hospitality labor shortage in Australia which has been exacerbated by state and international border closures due to COVID-19. State and international border closures have affected the number of staff available which has subsequently led to an increased reliance on more expensive temporary labor hire resources and has placed upward pressure on wages for permanent staff as competitors compete for a small pool of labor.

Segment Results of Operations – U.S. Segment

	Six Months Ended June 30,
	2021	2020	Change
Revenues ($ in thousands)	$10,784	$14,976	$(4,192)

Cost of sales and services ($ in thousands)	$10,787	$15,243	$(4,456)

Gross margin as a % of revenues	0.0%	(1.8)%	1.8%

Our U.S. segment reported revenues in the six months ended June 30, 2021 that were $4.2 million, or 28%, lower than the six months ended June 30, 2020. This decrease was due to reduced U.S. drilling activity affecting our wellsite business and reduced activity in our offshore fabrication business as a project was completed in the first half of 2020 that did not recur to the same extent in 2021. These decreases were partially offset by increased activity at our Acadian Acres lodge related to a client’s turnaround activity.

Our U.S. segment cost of sales and services decreased $4.5 million, or 29%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease was due to reduced U.S. drilling activity affecting our wellsite business, reduced activity in our offshore fabrication business as a project was completed in the first half of 2020 that did not recur to the same extent in 2021 and reduced costs at our West Permian lodge under a new customer contract.

Our U.S. segment gross margin as a percentage of revenues increased 1.8% from the six months ended June 30, 2020 to the six months ended June 30, 2021, primarily due to improved margins at our West Permian lodge under a new customer contract and in our offshore business from product sales, partially offset by reduced operating efficiencies at lower activity levels in our wellsite business.

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

The following table summarizes our consolidated liquidity position as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Lender commitments (1)	$167,300	$167,300
Borrowings against revolving credit capacity	(52,197)	(63,556)
Outstanding letters of credit	(2,982)	(4,487)
Unused availability	112,121	99,257
Cash and cash equivalents	4,414	6,155
Total available liquidity	$116,535	$105,412

(1)As of June 30, 2021, we had one bank guarantee facility totaling A$1.0 million. As of December 31, 2020, we had two bank guarantee facilities totaling $3.0 million. We had bank guarantees of A$0.8 million outstanding under the facilities as of both June 30, 2021 and December 31, 2020.

Cash totaling $29.4 million was provided by operations during the six months ended June 30, 2021, compared to $45.3 million provided by operations during the six months ended June 30, 2020. During the six months ended June 30, 2021 and

2020, $13.8 million was used in working capital and $2.9 million was provided by working capital, respectively. The decrease in cash provided by working capital in 2021 compared to 2020 is largely due to increased accounts receivable balances in Canada.

Cash was provided by investing activities during the six months ended June 30, 2021 in the amount of $0.5 million, compared to cash provided by investing activities during the six months ended June 30, 2020 in the amount of $2.7 million. The decrease in cash provided by investing activities was primarily due to $4.7 million of other income associated with the settlement of a representations and warranties claim related to the Noralta acquisition and lower capital expenditures during the six months ended June 30, 2020, partially offset by higher proceeds from the sale of our manufacturing facility and mobile assets in Canada during the six months ended June 30, 2021. Capital expenditures totaled $6.5 million and $3.8 million during the six months ended June 30, 2021 and 2020, respectively.

We expect our capital expenditures for 2021, exclusive of any business acquisitions or any growth capital expenditures, to be approximately $20 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts. Whether planned expenditures will actually be spent in 2021 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the transaction economics be attractive enough to us compared to the current capital allocation priorities of debt reduction. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the prices of and demand for crude oil, met coal and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

Net cash of $31.1 million was used in financing activities during the six months ended June 30, 2021 primarily due to net repayments under our revolving credit facilities of $12.1 million, repayments of term loan borrowings of $17.9 million and $1.1 million used to settle tax obligations on vested shares under our share-based compensation plans. Net cash of $43.6 million was used in financing activities during the six months ended June 30, 2020 primarily due to net repayments under our revolving credit facilities of $25.6 million, repayments of term loan borrowings of $16.5 million and $1.5 million used to settle tax obligations on vested shares under our share-based compensation plans.

The following table summarizes the changes in debt outstanding during the six months ended June 30, 2021 (in thousands):

Balance at December 31, 2020	$251,086
Borrowings under revolving credit facilities	117,976
Repayments of borrowings under revolving credit facilities	(130,080)
Repayments of term loans	(17,874)
Translation	5,725
Balance at June 30, 2021	$226,833

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

Credit Agreement

As of June 30, 2021, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $167.3 million revolving credit facility scheduled to mature on May 30, 2023, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $122.3 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a $194.8 million term loan facility scheduled to mature on May 30, 2023 for certain lenders in favor of Civeo.

As of June 30, 2021, we had outstanding letters of credit of $0.9 million under the U.S. facility, zero under the Australian facility and $2.1 million under the Canadian facility.

As of June 30, 2021, we had one bank guarantee facility totaling A$1.0 million. We had bank guarantees of A$0.8 million outstanding under the facility as of June 30, 2021.

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

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on June 30, 2021, thereby increasing the liquidation preference to $10,669 per share as of June 30, 2021. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, except for net repayments under our revolving credit facilities, there were no material changes to the disclosure regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2021, we had $226.8 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $2.3 million annually, based on our floating-rate debt obligations and interest rates in effect as of June 30, 2021.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$166 million and A$280 million, respectively, at June 30, 2021. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of June 30, 2021 would result in translation adjustments of approximately $17 million and $28 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CIVEO CORPORATION

Date: July 30, 2021	By /s/ Carolyn J. Stone
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)