Form 10-Q
period 2021-09-30
Civeo Corp
filed 2021-10-28
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The Registrant had 14,250,180 common shares outstanding as of October 25, 2021.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Service and other	$150,081	$136,523	$419,861	$375,928
Rental	4,581	3,217	12,185	13,261
Product	401	3,117	2,623	7,162
	155,063	142,857	434,669	396,351
Costs and expenses:
Service and other costs	107,287	92,147	307,198	267,051
Rental costs	3,892	3,131	10,523	11,559
Product costs	251	2,156	1,521	5,270
Selling, general and administrative expenses	17,320	13,462	46,204	38,889
Depreciation and amortization expense	20,282	24,820	62,928	72,527
Impairment expense	—	—	7,935	144,120
Other operating expense	21	51	122	755
	149,053	135,767	436,431	540,171
Operating income (loss)	6,010	7,090	(1,762)	(143,820)

Interest expense	(3,166)	(3,646)	(9,929)	(13,095)
Loss on extinguishment of debt	(416)	(383)	(416)	(383)
Interest income	—	—	2	20
Other (expense) income	364	4,542	6,066	17,209
Income (loss) before income taxes	2,792	7,603	(6,039)	(140,069)
Income tax (expense) benefit	(1,770)	(180)	(2,354)	8,509
Net income (loss)	1,022	7,423	(8,393)	(131,560)
Less: Net income attributable to noncontrolling interest	478	434	534	914
Net income (loss) attributable to Civeo Corporation	544	6,989	(8,927)	(132,474)
Less: Dividends attributable to Class A preferred shares	482	472	1,440	1,411
Net income (loss) attributable to Civeo common shareholders	$62	$6,517	$(10,367)	$(133,885)

Per Share Data (see Note 8) (1)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$0.00	$0.39	$(0.73)	$(9.48)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$0.00	$0.39	$(0.73)	$(9.48)

Weighted average number of common shares outstanding:
Basic	14,277	14,160	14,255	14,118
Diluted	14,361	14,212	14,255	14,118
(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$1,022	$7,423	$(8,393)	$(131,560)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	(12,217)	11,131	(15,417)	(8,025)
Total other comprehensive income (loss), net of taxes	(12,217)	11,131	(15,417)	(8,025)

Comprehensive income (loss)	(11,195)	18,554	(23,810)	(139,585)
Less: Comprehensive (loss) income attributable to noncontrolling interest	450	462	488	928
Comprehensive (loss) income attributable to Civeo Corporation	$(11,645)	$18,092	$(24,298)	$(140,513)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,948	$6,155
Accounts receivable, net	108,058	89,782
Inventories	6,089	6,181
Prepaid expenses	10,823	7,020
Other current assets	12,575	6,165
Assets held for sale	15,530	3,910
Total current assets	158,023	119,213

Property, plant and equipment, net	399,962	486,930
Goodwill	8,125	8,729
Other intangible assets, net	94,680	99,749
Operating lease right-of-use assets	19,265	22,606
Other noncurrent assets	3,987	3,626
Total assets	$684,042	$740,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$45,193	$42,056
Accrued liabilities	31,084	27,349
Income taxes	261	203
Current portion of long-term debt	30,473	34,585
Deferred revenue	24,219	6,812
Other current liabilities	5,718	5,760
Total current liabilities	136,948	116,765

Long-term debt, less current maturities	162,689	214,000
Operating lease liabilities	16,382	19,834
Other noncurrent liabilities	15,238	14,897
Total liabilities	331,257	365,496

Commitments and contingencies (Note 11)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042 shares issued and outstanding, respectively; aggregate liquidation preference of $96,953,917 and $95,514,031 as of September 30, 2021 and December 31, 2020)	61,456	60,016
Common shares (no par value; 46,000,000 shares authorized, 14,628,404 shares and 14,478,878 shares issued, respectively, and 14,307,806 shares and 14,215,169 shares outstanding, respectively) (1)	—	—
Additional paid-in capital	1,581,248	1,578,315
Accumulated deficit	(918,539)	(907,727)
Common shares held in treasury at cost, 320,598 and 263,709 shares, respectively	(8,050)	(6,930)
Accumulated other comprehensive loss	(364,360)	(348,989)
Total Civeo Corporation shareholders’ equity	351,755	374,685
Noncontrolling interest	1,030	672
Total shareholders’ equity	352,785	375,357
Total liabilities and shareholders’ equity	$684,042	$740,853
(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2020	$59,068	$—	$1,575,788	$(911,992)	$(6,930)	$(382,315)	$624	$334,243
Net income (loss)	—	—	—	6,989	—	—	434	7,423
Currency translation adjustment	—	—	—	—	—	11,103	28	11,131
Dividends paid	—	—	—	—	—	—	(450)	(450)
Dividends attributable to Class A preferred shares	472	—	—	(472)	—	—	—	—
Share-based compensation	—	—	1,265	—	—	—	—	1,265
Balance, September, 30, 2020	$59,540	$—	$1,577,053	$(905,475)	$(6,930)	$(371,212)	$636	$353,612

Balance, June 30, 2021	$60,974	$—	$1,580,213	$(918,156)	$(8,050)	$(352,171)	$595	$363,405
Net income (loss)	—	—	—	544	—	—	478	1,022
Currency translation adjustment	—	—	—	—	—	(12,189)	(28)	(12,217)
Dividends paid	—	—	—	—	—	—	(15)	(15)
Dividends attributable to Class A preferred shares	482	—	—	(482)	—	—	—	—
Common shares repurchased	—	—	—	(445)	—	—	—	(445)
Share-based compensation	—	—	1,035	—	—	—	—	1,035
Balance, September 30, 2021	$61,456	$—	$1,581,248	$(918,539)	$(8,050)	$(364,360)	$1,030	$352,785

Balance, December 31, 2019	$58,129	$—	$1,572,249	$(771,590)	$(5,472)	$(363,173)	$662	$490,805
Net income (loss)	—	—	—	(132,474)	—	—	914	(131,560)
Currency translation adjustment	—	—	—	—	—	(8,039)	14	(8,025)
Dividends paid	—	—	—	—	—	—	(954)	(954)
Dividends attributable to Class A preferred shares	1,411	—	—	(1,411)	—	—	—	—
Share-based compensation	—	—	4,804	—	(1,458)	—	—	3,346
Balance, September 30, 2020	$59,540	$—	$1,577,053	$(905,475)	$(6,930)	$(371,212)	$636	$353,612

Balance, December 31, 2020	$60,016	$—	$1,578,315	$(907,727)	$(6,930)	$(348,989)	$672	$375,357
Net income (loss)	—	—	—	(8,927)	—	—	534	(8,393)
Currency translation adjustment	—	—	—	—	—	(15,371)	(46)	(15,417)
Dividends paid	—	—	—	—	—	—	(130)	(130)
Dividends attributable to Class A preferred shares	1,440	—	—	(1,440)	—	—	—	—
Common shares repurchased	—	—	—	(445)	—	—	—	(445)
Share-based compensation	—	—	2,933	—	(1,120)	—	—	1,813
Balance, September 30, 2021	$61,456	$—	$1,581,248	$(918,539)	$(8,050)	$(364,360)	$1,030	$352,785

	Preferred Shares	Common Shares (in thousands)(1)
Balance, December 31, 2020	9,042	14,215
Share-based compensation	—	113
Common shares repurchased	—	(20)
Balance, September 30, 2021	9,042	14,308
(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,393)	$(131,560)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,928	72,527
Impairment charges	7,935	144,120
Loss on extinguishment of debt	416	383
Deferred income tax expense (benefit)	2,105	(8,941)
Non-cash compensation charge	2,933	4,804
Gains on disposals of assets	(2,305)	(2,581)
Provision for credit losses, net of recoveries	155	45
Other, net	2,436	(2,730)
Changes in operating assets and liabilities:
Accounts receivable	(21,516)	5,355
Inventories	(193)	194
Accounts payable and accrued liabilities	9,836	1,247
Taxes payable	61	51
Other current and noncurrent assets and liabilities, net	6,843	(2,239)
Net cash flows provided by operating activities	63,241	80,675

Cash flows from investing activities:
Capital expenditures	(9,645)	(6,244)
Proceeds from disposition of property, plant and equipment	7,545	3,336
Other, net	—	4,619
Net cash flows provided by (used in) investing activities	(2,100)	1,711

Cash flows from financing activities:
Revolving credit borrowings	367,622	324,611
Revolving credit repayments	(305,148)	(369,122)
Term loan repayments	(117,595)	(31,092)
Debt issuance costs	(4,407)	(2,583)
Repurchases of common shares	(445)	—
Taxes paid on vested shares	(1,120)	(1,458)
Net cash flows used in financing activities	(61,093)	(79,644)

Effect of exchange rate changes on cash	(1,255)	865
Net change in cash and cash equivalents	(1,207)	3,607
Cash and cash equivalents, beginning of period	6,155	3,331

Cash and cash equivalents, end of period	$4,948	$6,938

Non-cash financing activities:
Preferred dividends paid-in-kind	$1,440	$1,411
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

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 remove certain exceptions to the general principles in Accounting Standards Codification (ASC) Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments are effective for financial statements issued for reporting periods beginning after December 15, 2020 and interim periods within the reporting periods. The transition method (retrospective, modified retrospective or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. We adopted ASU 2019-12 on January 1, 2021 and have applied the prospective basis. The adoption of this new standard did not have an impact on our consolidated financial statements.

3.REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and the U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Canada
Accommodation revenues	$60,511	$49,798	$176,800	$156,068
Mobile facility rental revenues	19,075	13,135	38,240	21,715
Food service and other services revenues	4,471	8,852	14,183	26,336
Total Canada revenues	84,057	71,785	229,223	204,119

Australia
Accommodation revenues	$38,104	$39,470	$109,559	$106,988
Food service and other services revenues	27,014	25,215	79,215	63,881
Total Australia revenues	65,118	64,685	188,774	170,869

U.S.
Accommodation revenues	$1,812	$394	$4,189	$1,892
Mobile facility rental revenues	3,941	3,218	10,769	13,275
Manufacturing revenues	124	2,772	1,686	6,159
Food service and other services revenues	11	3	28	37
Total U.S. revenues	5,888	6,387	16,672	21,363

Total revenues	$155,063	$142,857	$434,669	$396,351

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and do not extend beyond 60 days, unless otherwise agreed to. We do not have significant financing components or significant payment terms.

As of September 30, 2021, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	For the years ending December 31,
	2021	2022	2023	Thereafter	Total
Revenue expected to be recognized as of September 30, 2021	$38,929	$97,897	$25,598	$7,188	$169,612

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

As of September 30, 2021 and December 31, 2020, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

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

See Note 6 – Impairment Charges for further information.

5.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2021 and December 31, 2020 is presented below (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable, net:
Trade	$72,616	$66,071
Unbilled revenue	34,669	22,565
Other	1,156	1,421
Total accounts receivable	108,441	90,057
Allowance for credit losses	(383)	(275)
Total accounts receivable, net	$108,058	$89,782

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

As of September 30, 2021 and December 31, 2020, Other accounts receivable included zero and $1.1 million, respectively, related to the Canada Emergency Wage Subsidy (CEWS), a subsidy implemented by the Canadian government in response to the COVID-19 pandemic. For the three months ended September 30, 2021 and 2020, Other income related to the CEWS was zero and $3.6 million, respectively. For the nine months ended September 30, 2021 and 2020, Other income related to the CEWS was $3.5 million and $9.7 million, respectively.

	September 30, 2021	December 31, 2020
Inventories:
Finished goods and purchased products	$4,882	$5,047
Work in process	38	45
Raw materials	1,169	1,089
Total inventories	$6,089	$6,181

	Estimated Useful Life (in years)			September 30, 2021	December 31, 2020
Property, plant and equipment, net:
Land				$30,328	$47,751
Accommodations assets	3	—	15	1,658,053	1,737,620
Buildings and leasehold improvements	7	—	20	24,024	28,831
Machinery and equipment	4	—	15	13,492	12,784
Office furniture and equipment	3	—	7	62,201	61,850
Vehicles	3	—	5	14,199	15,363
Construction in progress				4,542	5,523
Total property, plant and equipment				1,806,839	1,909,722
Accumulated depreciation				(1,406,877)	(1,422,792)
Total property, plant and equipment, net				$399,962	$486,930

	September 30, 2021	December 31, 2020
Accrued liabilities:
Accrued compensation	$25,919	$22,475
Accrued taxes, other than income taxes	2,959	3,099
Other	2,206	1,775
Total accrued liabilities	$31,084	$27,349

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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
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

7.ASSETS HELD FOR SALE

During the third quarter of 2021, we committed to a plan to dispose of certain assets in our U.S. business segment, due to the risks associated with changing geographic and market needs. Accordingly, the assets met the criteria of held for sale and we have discontinued depreciation of the assets. Their estimated fair values less the costs to sell exceeded their carrying values as of September 30, 2021.

In addition, as of September 30, 2021, assets held for sale included various non-operational land holdings in Australia. These assets were recorded at the estimated fair value less costs to sell of approximately $2.1 million.

As of December 31, 2020, assets held for sale included $3.9 million related to our modular construction and manufacturing plant near Edmonton, Alberta, Canada. During the first quarter 2021, the manufacturing facility was sold.

The following table summarizes the carrying amount as of September 30, 2021 and December 31, 2020 of the assets classified as held for sale (in thousands):

	September 30, 2021	December 31, 2020
Assets held for sale:
Property, plant and equipment, net	$15,530	$3,910
Total assets held for sale	$15,530	$3,910

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
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Civeo common shareholders	$62	$6,517	$(10,367)	$(133,885)
Less: income allocated to participating securities	(9)	(944)	—	—
Basic net income (loss) attributable to Civeo Corporation common shareholders	$53	$5,573	$(10,367)	$(133,885)
Add: undistributed income attributable to participating securities	9	944	—	—
Less: undistributed income reallocated to participating securities	(9)	(942)	—	—
Diluted net income (loss) attributable to Civeo Corporation common shareholders	$53	$5,575	$(10,367)	$(133,885)

Denominator:
Weighted average shares outstanding - basic	14,277	14,160	14,255	14,118
Dilutive shares - share-based awards	84	52	—	—
Weighted average shares outstanding - diluted	14,361	14,212	14,255	14,118

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.00	$0.39	$(0.73)	$(9.48)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.00	$0.39	$(0.73)	$(9.48)

(1)Computations may reflect rounding adjustments.

For the three months ended September 30, 2021 and 2020, we excluded 0.1 million and 0.2 million share-based awards, respectively, from the computation of diluted earnings per share because their effect was anti-dilutive. When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. For the nine months ended September 30, 2021 and 2020, we excluded from the computation of diluted loss per share 0.2 million and 0.4 million share-based awards, respectively, since the effect would have been anti-dilutive. Additionally, for the three and nine months ended September 30, 2021 and 2020, we excluded from the computation the impact of converting the Preferred Shares into 2.4 million and 2.4 million common shares, respectively, since the effect would have been anti-dilutive.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
9.DEBT

As of September 30, 2021 and December 31, 2020, long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Canadian term loan; weighted average interest rate of 4.2% for the nine month period ended September 30, 2021	$70,642	$187,530

U.S. revolving credit facility; weighted average interest rate of 5.8% for the nine month period ended September 30, 2021	—	—

Canadian revolving credit facility; weighted average interest rate of 4.5% for the nine month period ended September 30, 2021	113,809	45,789

Australian revolving credit facility; weighted average interest rate of 3.6% for the nine month period ended September 30, 2021	10,786	17,767
	195,237	251,086
Less: Unamortized debt issuance costs	2,075	2,501
Total debt	193,162	248,585
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	30,473	34,585
Long-term debt, less current maturities	$162,689	$214,000

Amended and Restated Credit Agreement

As of December 31, 2020, our Amended and Restated Credit Agreement provided for: (i) a $167.3 million revolving credit facility scheduled to mature on May 30, 2023, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $122.3 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (D) a $194.8 million term loan facility scheduled to mature on May 30, 2023 for certain lenders in favor of Civeo.

New Syndicated Facility Agreement

On September 8, 2021, we entered into a new Syndicated Facility Agreement (Credit Agreement), which, among other things, as compared to the Amended and Restated Credit Agreement outstanding prior to the effectiveness of the Credit Agreement:

•provided for the increase by $32.7 million of the aggregate revolving loan commitments under the Credit Agreement, to a maximum principal amount of $200.0 million, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower, scheduled to mature on September 8, 2025;

•provided for a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo;

•adjusted the maximum leverage ratio to a maximum total net leverage ratio, and adjusted the level of the ratio to (i) 3.50 to 1.00 for the fiscal quarter ending September 30, 2021, 3.25 to 1.00 for the fiscal quarters ending December 31, 2021 and March 31, 2022 and 3.00 to 1.00 for each fiscal quarter ending thereafter and (ii) following a qualified offering of indebtedness, 3.50 to 1.00 for each fiscal quarter;

•decreased amortization payments on the term loan facility from C$11.2 million per quarter to C$10.0 million per quarter beginning September 30, 2021; and

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
•provided for other technical changes and amendments.

As a result of entering into the Credit Agreement, we recognized a debt extinguishment loss during the third quarter of 2021 of approximately $0.4 million related to certain unamortized debt issuance costs from the Amended and Restated Credit Agreement, which is included in Loss on extinguishment of debt on the unaudited consolidated statements of operations. The remaining $3.0 million of unamortized debt issuance costs from the Amended and Restated Credit Agreement was not recognized as a loss as we concluded a significant portion of the Credit Agreement was a modification of the Amended and Restated Credit Agreement under ASC 740, "Debt."
U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin of 3.00% to 4.00%, or a base rate plus 2.00% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a Bankers’ Acceptance Discount Rate (as defined in the Credit Agreement) based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 3.00% to 4.00%, or a Canadian Prime rate plus a margin of 2.00% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 3.00% to 4.00%, based on a ratio of our total net debt to consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks are addressed in the Credit Agreement and at such time the transition from (i) LIBOR takes place, an alternate benchmark will be established based on the first alternative of the following, plus a benchmark replacement adjustment, Term SOFR, Daily Simple SOFR and an alternative benchmark selected by the administrative agent and the applicable borrowers giving due consideration to any selection or recommendation by a government body or any evolving or then-prevailing market convention for determining a benchmark rate as a replacement for the then-current Benchmark for U.S. dollar-denominated syndicated credit facilities at such time or (ii) CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to CDOR that gives due consideration to any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.
The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and our maximum net leverage ratio, defined as the ratio of total net debt to consolidated EBITDA, of no greater than the levels set forth above.  Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio less than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of September 30, 2021.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our significant subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of September 30, 2021, we had seven lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.50 million to $52.0 million. As of September 30, 2021, we had outstanding letters of credit of $0.9 million under the U.S. facility, zero under the Australian facility and $1.2 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.
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
We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
September 30, 2021 and 2020, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended September 30, 2021 totaled $1.8 million, or 63.4% of pretax income, compared to tax expense of $0.2 million, or 2.4% of pretax income, for the three months ended September 30, 2020. Our effective tax rate for both the three months ended September 30, 2021 and 2020 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Under ASC 740-270, "Accounting for Income Taxes," the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter's year-to-date provision.

Our income tax expense for the nine months ended September 30, 2021 totaled $2.4 million, or (39.0)% of pretax loss, compared to a benefit of $8.5 million, or 6.1% of pretax loss, for the nine months ended September 30, 2020. Our effective tax rate for the nine months ended September 30, 2021 and 2020 was impacted by considering Canada and the U.S. loss jurisdictions. Our effective tax rate for the nine months ended September 30, 2021 was impacted by an increase in the valuation allowance related to the impairment of land in Australia. Although Australia was not considered a loss jurisdiction for the nine months ended September 30, 2020, our effective tax rate was impacted by utilization of deferred tax assets and a release of the corresponding valuation allowance in Australia, resulting in no income tax expense for that jurisdiction. Additionally, our effective tax rate for the nine months ended September 30, 2020 was impacted by a deferred tax benefit of $9.0 million, offset by a valuation allowance of $0.1 million against the Canadian net deferred tax assets.

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

12.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $15.4 million from $349.0 million at December 31, 2020 to $364.4 million at September 30, 2021, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first nine months of 2021 were primarily driven by the Australian dollar decreasing in value compared to the U.S. dollar, partially offset by the Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$176 million and A$267 million, respectively, at September 30, 2021.

13.SHARE REPURCHASE PROGRAM

In August 2021, our Board of Directors (Board) authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or approximately 715,000 common shares, over a twelve month period. The common share repurchase program commenced in September 2021 and will terminate no later than twelve months from date of commencement. The repurchase authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

We intend to fund repurchases through cash on hand and cash generated from operations. Pursuant to our common share repurchase program, during the three months ended September 30, 2021, we repurchased an aggregate of 20,105 of our common shares outstanding at a weighted average price of $22.08 per share, for a total of approximately $0.4 million. The common shares repurchased under the program are cancelled in the periods they are acquired and the payment is accounted for as an increase to accumulated deficit in our Unaudited Consolidated Statements of Changes in Shareholders’ Equity in the period the payment is made.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

14.SHARE-BASED COMPENSATION

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board and the Compensation Committee of our Board to approve grants of options, awards of restricted shares, performance awards, phantom share awards and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 2.4 million Civeo common shares are authorized to be issued under the Civeo Plan.

Outstanding Awards

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. On May 19, 2021, we granted 45,762 restricted share awards to our non-employee directors, which vest in their entirety on May 19, 2022.

Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended September 30, 2021 and 2020 totaled $0.4 million and $0.7 million, respectively. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the nine months ended September 30, 2021 and 2020 totaled $1.2 million and $2.7 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended September 30, 2021 and 2020 was zero and less than $0.1 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the nine months ended September 30, 2021 and 2020 was $1.5 million and $2.6 million, respectively.

At September 30, 2021, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $1.0 million, which is expected to be recognized over a weighted average period of 0.6 years.

Phantom Share Awards. On February 22, 2021, we granted 270,079 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 22, 2022. We also granted 81,774 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 22, 2022.

During the three months ended September 30, 2021 and 2020, we recognized compensation expense associated with phantom shares totaling $2.1 million and $0.4 million, respectively. During the nine months ended September 30, 2021 and 2020, we recognized compensation expense associated with phantom shares totaling $5.0 million and $1.1 million, respectively. At September 30, 2021, unrecognized compensation cost related to phantom shares was $10.3 million, as remeasured at September 30, 2021, which is expected to be recognized over a weighted average period of 2.0 years.

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

During the three months ended September 30, 2021 and 2020, we recognized compensation expense associated with performance awards totaling $0.6 million and $0.6 million, respectively. During the nine months ended September 30, 2021 and 2020, we recognized compensation expense associated with performance awards totaling $1.7 million and $2.1 million, respectively. The total fair value of performance share awards that vested during the three months ended September 30, 2021 and 2020 was zero. The total fair value of performance share awards that vested during the nine months ended September 30, 2021 and 2020 was $1.9 million and $1.9 million, respectively. At September 30, 2021, unrecognized compensation cost related to performance shares was $3.3 million, which is expected to be recognized over a weighted average period of 2.1 years.

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

Financial information by business segment for each of the three and nine months ended September 30, 2021 and 2020 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2021
Canada	$84,057	$11,511	$6,131	$1,344	$754,223
Australia	65,118	8,033	4,422	1,647	231,427
U.S.	5,888	567	(2,124)	336	26,699
Corporate and eliminations	—	171	(2,419)	62	(328,307)
Total	$155,063	$20,282	$6,010	$3,389	$684,042

Three months ended September 30, 2020
Canada	$71,785	$13,266	$1,007	$362	$691,634
Australia	64,685	10,739	9,890	1,825	266,591
U.S.	6,387	747	(3,197)	84	27,017
Corporate and eliminations	—	68	(610)	126	(252,306)
Total	$142,857	$24,820	$7,090	$2,397	$732,936

Nine months ended September 30, 2021
Canada	$229,223	$35,750	$5,924	$3,667	$754,223
Australia	188,774	25,004	5,073	4,348	231,427
United States	16,672	1,675	(5,831)	1,187	26,699
Corporate and eliminations	—	499	(6,928)	443	(328,307)
Total	$434,669	$62,928	$(1,762)	$9,645	$684,042

Nine months ended September 30, 2020
Canada	$204,119	$39,812	$(142,343)	$1,203	$691,634
Australia	170,869	29,767	24,245	3,036	266,591
United States	21,363	2,525	(19,954)	1,468	27,017
Corporate and eliminations	—	423	(5,768)	537	(252,306)
Total	$396,351	$72,527	$(143,820)	$6,244	$732,936

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
The spread of COVID-19 and the response thereto have negatively impacted the global economy. The actions taken by governments and the private-sector to mitigate the spread of COVID-19 and the risk of infection, including government-imposed or voluntary social distancing and quarantining, reduced travel and remote work policies, have evolved with the introduction of vaccination efforts, and may continue to evolve as the surfacing of virus variants has added a degree of uncertainty to the continuing global impact of COVID-19. Additionally, global oil prices dropped to historically low levels in March and April 2020 due to severely reduced global oil demand, high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. In mid-April 2020, OPEC+ (the combination of historical OPEC members and other significant oil producers, such as Russia) announced production cuts of up to approximately 10 million barrels per day. However, oil prices remained at depressed levels throughout most of 2020, before modest improvement late in the year and into early 2021. Global oil demand has continued to recover throughout 2021 as COVID-19 lockdowns have begun to be lifted and other fossil fuels are experiencing supply shortages. Oil supply has not kept up with the increase in demand in 2021, exacerbated by the impacts of Hurricane Ida in the Gulf of Mexico earlier this year, resulting in falling inventories and a significant increase in oil prices continuing into October 2021. In July 2021, OPEC+ agreed to phase out 5.8 million barrels per day of oil production cuts by September 2022. In October 2021, OPEC+ declined requests from the Biden administration to accelerate production to help mitigate the growing deficit between oil supply and demand and address short-term fluctuations in the market.
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
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile assets and to improve take-away capacity for Canadian oil sands producers over the longer term. While these pipeline projects, including the Trans Mountain Pipeline (TMX), have recently received incremental regulatory approvals, it is still not certain if any of the proposed pipeline projects will ultimately be completed. Certain segments of the TMX pipeline have resumed construction without conflict at the present time. Recent legal issues with the Canadian government and First Nation groups have been resolved for the time being. The Canadian federal government acquired the TMX pipeline in 2018, approved the expansion of the project and is currently working through a revised construction timeline to adjust for recent delays related to legal hurdles, the COVID-19 pandemic and seasonal wildfires.
WCS prices in the third quarter of 2021 averaged $57.58 per barrel compared to an average of $31.15 in the third quarter of 2020. The WCS Differential decreased from $15.35 per barrel at the end of the fourth quarter of 2020 to $11.62 at the end of the third quarter of 2021. In 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production. However, monthly production limits were put on hold in December 2020 until further notice, allowing operators to produce freely at their discretion while the government monitors production and inventory levels. Should forecasts show storage inventories approaching maximum capacity, the government may reintroduce production limits. As of October 25, 2021, the WTI price was $84.26 and the WCS price was $67.80, resulting in a WCS Differential of $16.46.
Together with the initial spread of COVID-19, the depressed price levels of both WTI and WCS materially impacted 2020 maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. Customers began increasing production activity in the fourth quarter of 2020 and into the first nine months of 2021. Continued uncertainty, including about the impact of COVID-19, and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets. Additionally, if oil prices do not stabilize, the resulting impact could continue to negatively affect the value of our long-lived assets.
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
Australia. In Australia, 82% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 7.8% during the first nine months of 2021 compared to the same period of 2020. As of October 25, 2021, met coal spot prices were $398 per metric tonne. Long-term demand for steel is expected to be driven by global infrastructure spending and increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries.

The Chinese embargo on Australian coal continues, without any resolution foreseeable in the near term. However, Australian met coal producers have found new markets, including India and Europe, for their premium product. This has led to a rebalancing of the market globally, with China relying on domestic production along with much higher imports of U.S. and Canadian coal in 2021. With the backdrop of continuing strong steel demand and met coal supply constraints, the spot price for met coal has surged to record highs in October 2021. Analysts expect elevated met coal prices to persist in the short-term, while steel demand and prices remain strong and until met coal supply issues are resolved. Additionally, if the trade impasse with China remains unresolved, there remains a possibility of further volatility in the short-medium term.
Civeo's activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  As of October 22, 2021, iron ore spot prices were $119.70 per metric tonne.
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
U.S. Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies. During 2019, the U.S. oil rig count and associated completion activity decreased due to the oil price decline in late 2018 and early 2019 coupled with other market dynamics negatively impacting exploration and production (E&P) spending, finishing the year at 677 rigs. In 2020, the U.S. oil rig count and associated completion activity further decreased due to the global oil price decline discussed above. Only 267 oil rigs were active at the end of 2020. As oil prices began to recover in 2021, oil rig count and drilling activity recovered somewhat, with 421 oil rigs active at the end of the third quarter 2021. The Permian Basin remains the most active U.S. unconventional play, representing 62% of the oil rigs active in the U.S. at the end of the third quarter of 2021. The lower U.S. rig count and decline in oil prices resulted in decreased U.S. oil production from an average of 12.2 million barrels per day in 2019 to an average of 11.3 million barrels per day in 2020. For the first seven months of 2021, the average barrels per day stayed constant at 11.3 million. As of October 25, 2021, there were 443 active oil rigs in the U.S. (as measured by Bakerhughes.com). With the recent volatility in oil prices and a resulting reduction in spending by E&P companies, we exited the Bakken and reduced our presence in the Rockies regions for our U.S. mobile assets. Those assets were either sold or transported to our Permian Basin and Mid-Continent district locations. U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans. In addition, consolidation among our E&P customer base in the U.S. has historically created short-term spending and activity dislocations. Should the current trend of industry consolidation continue, we may see activity, utilization and occupancy declines in the near term.

Recent Commodity Prices. Recent WTI crude, WCS crude, met coal and iron ore pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)
Fourth Quarter through October 25, 2021	$80.83	$66.82	$392.80	$124.27
9/30/2021	70.54	57.58	258.41	164.90
6/30/2021	66.19	53.27	136.44	195.97
3/31/2021	58.13	46.28	127.95	159.83
12/31/2020	42.63	31.34	109.37	128.24
9/30/2020	40.90	31.15	113.30	116.10
6/30/2020	27.95	19.73	120.27	89.53
3/31/2020	45.38	27.92	156.17	83.57
12/30/2019	56.85	37.94	141.39	85.13
9/30/2019	56.40	43.88	160.25	101.41
6/30/2019	59.89	47.39	204.78	94.62
3/31/2019	54.87	44.49	203.30	79.26
12/31/2018	59.32	25.66	223.02	70.13
9/30/2018	69.61	41.58	188.46	61.91
6/30/2018	67.97	49.93	189.41	62.58

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change	Percentage	2021	2020	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.794	$0.751	0.04	5.7%	$0.799	$0.739	$0.06	8.1%
Average Australian dollar to U.S. dollar	$0.735	$0.716	0.02	2.6%	$0.759	$0.677	$0.08	12.1%

	As of
	September 30, 2021	December 31, 2020	Change	Percentage
Canadian dollar to U.S. dollar	$0.785	$0.785	—	—%
Australian dollar to U.S. dollar	$0.719	$0.773	(0.05)	(7.0)%

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

Results of Operations
Unless otherwise indicated, discussion of results for the three months ended September 30, 2021, is based on a comparison to the corresponding period of 2020.
Results of Operations – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,
	2021	2020	Change

	($ in thousands)
Revenues
Canada	$84,057	$71,785	$12,272
Australia	65,118	64,685	433
U.S. and other	5,888	6,387	(499)
Total revenues	155,063	142,857	12,206
Costs and expenses
Cost of sales and services
Canada	59,214	51,393	7,821
Australia	46,374	38,529	7,845
U.S. and other	5,842	7,512	(1,670)
Total cost of sales and services	111,430	97,434	13,996
Selling, general and administrative expenses	17,320	13,462	3,858
Depreciation and amortization expense	20,282	24,820	(4,538)
Impairment expense	—	—	—
Other operating expense	21	51	(30)
Total costs and expenses	149,053	135,767	13,286
Operating income	6,010	7,090	(1,080)

Interest expense, net	(3,582)	(4,029)	447
Other (expense) income	364	4,542	(4,178)
Income before income taxes	2,792	7,603	(4,811)
Income tax (expense)	(1,770)	(180)	(1,590)
Net income	1,022	7,423	(6,401)
Less: Net income attributable to noncontrolling interest	478	434	44
Net income attributable to Civeo Corporation	544	6,989	(6,445)
Less: Dividends attributable to preferred shares	482	472	10
Net income attributable to Civeo common shareholders	$62	$6,517	$(6,455)

We reported net income attributable to Civeo for the quarter ended September 30, 2021 of $0.1 million, or $0.00 per diluted share compared to net income attributable to Civeo for the quarter ended September 30, 2020 of $6.5 million, or $0.39 per diluted share.
Revenues. Consolidated revenues increased $12.2 million, or 9%, in the third quarter of 2021 compared to the third quarter of 2020. This increase was primarily due to (i) higher billed rooms at our Canadian oil sands lodges related to turnaround activities by a number of customers, (ii) increased mobile asset activity from pipeline projects in Canada, (iii) increased occupancy at our Australian integrated services villages, (iv) increased activity levels in certain U.S. markets and (v) a stronger Australian and Canadian dollar relative to the U.S. dollar in the third quarter of 2021 compared to the third quarter of 2020. These items were partially offset by (i) reduced food service activity in Canada, as an overflow site supporting a LNG-related project in 2020 is no longer required, (ii) decreased activity at our Bowen Basin villages and Gunnedah Basin villages in Australia and (iii) decreased activity at our U.S. offshore fabrication business. See the discussion of segment results of operations below for further information.
Cost of Sales and Services. Our consolidated cost of sales and services increased $14.0 million, or 14%, in the third quarter of 2021 compared to the third quarter of 2020. This increase was primarily due to (i) increased occupancy at our Canadian oil sands lodges related to turnaround activities by a number of customers, (ii) increased mobile asset activity from pipeline projects in Canada, (iii) increased occupancy at our Australian integrated services villages and the increased cost of temporary labor due to ongoing labor shortages in Australia, (iv) increased activity levels in certain U.S. markets and (v) a stronger Australian and Canadian dollar relative to the U.S. dollar in the third quarter of 2021 compared to the third quarter of 2020. These items were partially offset by (i) reduced food service activity in Canada, as an overflow site supporting a LNG-related project in 2020 is no longer required and (ii) decreased activity at our U.S. offshore fabrication business. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense increased $3.9 million, or 29%, in the third quarter of 2021 compared to the third quarter of 2020. This increase was primarily due to higher share-based compensation expense, compensation expense and professional fees related to the Company's recent debt offering efforts. The increase in share-based compensation expense was due to an increase in our stock price during the third quarter of 2021 compared to the third quarter of 2020.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.5 million, or 18%, in the third quarter of 2021 compared to the third quarter of 2020. The decrease was primarily due to certain assets and intangibles becoming fully depreciated during 2020, partially offset by a stronger Australian and Canadian dollar relative to the U.S. dollar in the third quarter of 2021 compared to the third quarter of 2020.
Operating Income (Loss). Consolidated operating income decreased $1.1 million, or 15%, in the third quarter of 2021 compared to the third quarter of 2020, primarily due to lower occupancy levels in Australia and higher SG&A expenses, partially offset by increased activity levels in Canada and lower depreciation and amortization expense in the third quarter of 2021 compared to the third quarter of 2020.
Interest Expense, net. Net interest expense decreased by $0.4 million, or 11%, in the third quarter of 2021 compared to the third quarter of 2020, primarily related to lower average debt levels on credit facility borrowings during 2021 compared to 2020, partially offset by higher interest rates on credit facility borrowings.

Other Income. Consolidated other income decreased $4.2 million in the third quarter of 2021 compared to the third quarter of 2020, primarily due to $3.6 million of other income related to proceeds from the Canada Emergency Wage Subsidy (CEWS) and higher gains on sale of assets in 2020 compared to 2021.

Income Tax (Expense) Benefit. Our income tax expense for the three months ended September 30, 2021 totaled $1.8 million, or 63.4% of pretax income, compared to an income tax expense of $0.2 million, or 2.4% of pretax income, for the three months ended September 30, 2020. Our effective tax rate for both the three months ended September 30, 2021 and 2020 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Under ASC 740-270, "Accounting for Income Taxes," the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter's year-to-date provision.

Other Comprehensive (Loss) Income. Other comprehensive income decreased $23.3 million in the third quarter of 2021 compared to the third quarter of 2020, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 3% in the third quarter of 2021 compared to a 2% increase in the third quarter of 2020. The Australian dollar exchange rate compared to the U.S. dollar decreased 4% in the third quarter of 2021 compared to a 4% increase in the third quarter of 2020.

Segment Results of Operations – Canadian Segment

	Three Months Ended September 30,
	2021	2020	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$60,511	$49,798	$10,713
Mobile facility rental revenue (2)	19,075	13,135	5,940
Food service and other services revenue (3)	4,471	8,852	(4,381)
Total revenues	$84,057	$71,785	$12,272

Cost of sales and services ($ in thousands)
Accommodation cost	$41,470	$32,490	$8,980
Mobile facility rental cost	11,144	8,557	2,587
Food service and other services cost	4,007	7,595	(3,588)
Indirect other costs	2,593	2,751	(158)
Total cost of sales and services	$59,214	$51,393	$7,821

Gross margin as a % of revenues	29.6%	28.4%	1.1%

Average daily rate for lodges (4)	$98	$96	$2

Total billed rooms for lodges (5)	613,017	508,449	104,568

Average Canadian dollar to U.S. dollar	$0.794	$0.751	$0.043

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

Our Canadian segment reported revenues in the third quarter of 2021 that were $12.3 million, or 17%, higher than the third quarter of 2020. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 6% in the third quarter of 2021 compared to the third quarter of 2020 resulted in a $4.4 million period-over-period increase in revenues. Excluding the impact of the stronger Canadian exchange rate, the segment experienced an 11% increase in revenues. This increase was driven by higher billed rooms at our oil sands lodges related to turnaround activities by a number of customers and by increased mobile asset activity from pipeline projects. Partially offsetting these items, revenue was lower from food services activity, as an overflow site supporting a LNG-related project in 2020 is no longer required.

Our Canadian segment cost of sales and services increased $7.8 million, or 15%, in the third quarter of 2021 compared to the third quarter of 2020. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 6% in the third quarter of 2021 compared to the third quarter of 2020 resulted in a $3.2 million period-over-period increase in cost of sales and services. Excluding the impact of the stronger Canadian exchange rate, the increased cost of sales and services was driven by increased occupancy at our oil sands lodges related to turnaround activities by a number of customers and by increased mobile asset activity from pipeline projects. Partially offsetting these items, cost of sales and services decreased from food services activity, as an overflow site supporting a LNG-related project in 2020 is no longer required.

Our Canadian segment gross margin as a percentage of revenues increased from 28.4% in the third quarter of 2020 to 29.6% in the third quarter of 2021. This was primarily driven by increased mobile asset activity and related operating efficiencies.

Segment Results of Operations – Australian Segment

	Three Months Ended September 30,
	2021	2020	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$38,104	$39,470	$(1,366)
Food service and other services revenue (2)	27,014	$25,215	$1,799
Total revenues	$65,118	$64,685	$433

Cost of sales and services ($ in thousands)
Accommodation cost	$18,351	$16,401	$1,950
Food service and other services cost	26,007	21,161	4,846
Indirect other cost	2,016	967	1,049
Total cost of sales and services	$46,374	$38,529	$7,845

Gross margin as a % of revenues	28.8%	40.4%	(11.7)%

Average daily rate for villages (3)	$78	$77	$1

Total billed rooms for villages (4)	491,218	513,587	(22,369)

Australian dollar to U.S. dollar	$0.735	$0.716	$0.019

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

Our Australian segment reported revenues in the third quarter of 2021 that were $0.4 million, or 1%, higher than the third quarter of 2020. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 3% in the third quarter of 2021 compared to the third quarter of 2020 resulted in a $1.6 million period-over-period increase in revenues. Excluding the impact of the stronger Australian exchange rate, the Australian segment experienced decreased activity at our Bowen Basin villages and Gunnedah Basin villages, partially offset by increased occupancy at our integrated services villages.

Our Australian segment cost of sales and services increased $7.8 million, or 20%, in the third quarter of 2021 compared to the third quarter of 2020. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 3% in the third quarter of 2021 compared to the third quarter of 2020 resulted in a $1.2 million period-over-period increase in cost of sales and services. Excluding the impact of the stronger Australian exchange rate, the increase in cost of sales and services was largely driven by increased occupancy at our integrated services villages and increased costs of temporary labor due to ongoing labor shortages.

Our Australian segment gross margin as a percentage of revenues decreased to 28.8% in the third quarter of 2021 from 40.4% in the third quarter of 2020. This was primarily driven by our integrated services business, which has a service-only business model, and therefore results in lower overall gross margins than the accommodation business. The integrated services business gross margin decrease was further exacerbated as two key client contracts transferred from construction phase to operational phase with inherently lower margins. Reduced occupancy at the Bowen Basin villages and Western Australia villages further impacted gross margin as efficiencies were unable to be realized with a fixed cost structure at lower occupancy levels. Segment gross margin has also been negatively impacted by increased staff costs as a result of a hospitality labor shortage in Australia which has been exacerbated by state and international border closures due to COVID-19. State and international border closures have affected the number of staff available which has subsequently led to an increased reliance on more expensive temporary labor hire resources and has placed upward pressure on wages for permanent staff as competitors compete for a small pool of labor.

Segment Results of Operations – U.S. Segment

	Three Months Ended September 30,
	2021	2020	Change
Revenues ($ in thousands)	$5,888	$6,387	$(499)

Cost of sales and services ($ in thousands)	$5,842	$7,512	$(1,670)

Gross margin as a % of revenues	0.8%	(17.6)%	18.4%

Our U.S. segment reported revenues in the third quarter of 2021 that were $0.5 million, or 8%, lower than the third quarter of 2020. This decrease was due to reduced activity in our offshore fabrication business, as two fabrication projects were completed in the third quarter of 2020, that did not recur to the same extent in 2021. This decrease was partially offset by increased occupancy at our West Permian, Killdeer and Acadian Acres lodges.

Our U.S. segment cost of sales and services decreased in the third quarter of 2021 compared to the third quarter of 2020. This decrease was due to reduced activity in our offshore fabrication business, as two fabrication projects were completed in the third quarter of 2020, that did not recur to the same extent in 2021.

Our U.S. segment gross margin as a percentage of revenues increased from (17.6)% in the third quarter of 2020 to 0.8% in the third quarter of 2021 primarily due to increased occupancy at our West Permian, Killdeer and Acadian Acres lodges and related operating efficiencies.

Results of Operations – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021	2020	Change

	($ in thousands)
Revenues
Canada	$229,223	$204,119	$25,104
Australia	188,774	170,869	17,905
U.S. and other	16,672	21,363	(4,691)
Total revenues	434,669	396,351	38,318
Costs and expenses
Cost of sales and services
Canada	168,441	158,130	10,311
Australia	134,172	102,995	31,177
U.S. and other	16,629	22,755	(6,126)
Total cost of sales and services	319,242	283,880	35,362
Selling, general and administrative expenses	46,204	38,889	7,315
Depreciation and amortization expense	62,928	72,527	(9,599)
Impairment expense	7,935	144,120	(136,185)
Other operating expense	122	755	(633)
Total costs and expenses	436,431	540,171	(103,740)
Operating loss	(1,762)	(143,820)	142,058

Interest expense, net	(10,343)	(13,458)	3,115
Other income	6,066	17,209	(11,143)
Loss before income taxes	(6,039)	(140,069)	134,030
Income tax (expense) benefit	(2,354)	8,509	(10,863)
Net loss	(8,393)	(131,560)	123,167
Less: Net income attributable to noncontrolling interest	534	914	(380)
Net loss attributable to Civeo Corporation	(8,927)	(132,474)	123,547
Less: Dividends attributable to preferred shares	1,440	1,411	29
Net loss attributable to Civeo common shareholders	$(10,367)	$(133,885)	$123,518

We reported net loss attributable to Civeo for the nine months ended September 30, 2021 of $10.4 million, or $0.73 per diluted share. As further discussed below, net loss included a $7.9 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.
We reported net loss attributable to Civeo for the nine months ended September 30, 2020 of $133.9 million, or $9.48 per diluted share. As further discussed below, net loss included (i) a $93.6 million pre-tax loss resulting from the impairment of goodwill in our Canada segment included in Impairment expense, (ii) a $38.1 million pre-tax loss resulting from the impairment of long-lived assets in our Canada segment included in Impairment expense and (iii) a $12.4 million pre-tax loss resulting from the impairment of long-lived assets in our U.S. segment included in Impairment expense. Net loss was partially offset by $4.7 million of income associated with the settlement of a representations and warranties claim related to the Noralta acquisition included in Other income.
Revenues. Consolidated revenues increased $38.3 million, or 10%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to (i) higher billed rooms at our Canadian oil sands lodges related to turnaround activities by a number of customers, (ii) increased mobile asset activity from pipeline projects in Canada, (iii) increased occupancy at our Australian integrated services villages and (iv) a stronger Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These items were partially offset by (i) lower revenue at our Sitka Lodge related to the COVID-19 pandemic and the British Columbia health order affecting activity in the first half of the year, (ii) reduced food service activity in Canada, as an overflow site supporting a LNG-related project in 2020 is no longer required, (iii) decreased activity at our Bowen Basin villages and Western Australia villages and (iv) decreased activity at our U.S. wellsite and offshore businesses. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $35.4 million, or 12%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to (i) greater activity at our Canadian oil sands lodges related to turnaround activities by a number of customers, (ii) increased mobile asset activity from pipeline projects in Canada, (iii) increased occupancy at our Australian integrated services villages and increased cost of temporary labor due to ongoing labor shortages in Australia and (iv) a stronger Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These items were partially offset by (i) reduced activity at our Sitka Lodge related to the COVID-19 pandemic and the British Columbia health order affecting activity in the first half of the year, (ii) reduced food service activity in Canada, as an overflow site supporting a LNG-related project in 2020 is no longer required, (iii) decreased activity at our Bowen Basin villages and Western Australia villages and (iv) lower activity at our U.S. wellsite and offshore businesses. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense increased $7.3 million, or 19%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase was primarily due to higher incentive compensation costs, share-based compensation expense and compensation expense, partially offset by lower professional fees. In addition, SG&A expense increased approximately $2.2 million due to a stronger Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in share-based compensation was due to an increase in our stock price during 2021 compared to 2020.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $9.6 million, or 13%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily due to (i) certain assets and intangibles becoming fully depreciated during 2020, (ii) the impairment of certain long-lived assets in Canada and the U.S. during the first quarter of 2020 and (iii) the extension of the remaining life of certain long-lived assets in the U.S. during the third quarter of 2020. These items were partially offset by a stronger Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Impairment Expense. We recorded pre-tax impairment expense of $7.9 million in the nine months ended September 30, 2021 associated with long-lived assets in our Australian reporting unit.
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

Operating Loss. Consolidated operating loss decreased $142.1 million, or 99%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to impairment expense of goodwill and long-lived assets in 2020.

Interest Expense, net. Net interest expense decreased by $3.1 million, or 23%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily related to lower average debt levels on term loan and revolving credit facility borrowings during 2021 compared to 2020.

Other Income. Consolidated other income decreased $11.1 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The nine months ended September 30, 2021 included $3.5 million of other income related to proceeds from the CEWS. The nine months ended September 30, 2020 included $9.7 million of other income related to proceeds from the CEWS and $4.7 million of other income associated with the settlement of a representations and warranties claim related to the Noralta acquisition. In addition, 2020 included a higher gain on sale of assets compared to 2021.

Income Tax (Expense) Benefit. Our income tax expense for the nine months ended September 30, 2021 totaled $2.4 million, or (39.0)% of pretax loss, compared to an income tax benefit of $8.5 million, or 6.1% of pretax loss, for the nine months ended September 30, 2020. Our effective tax rate for both the nine months ended September 30, 2021 and 2020 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Our effective tax rate for the nine months ended September 30, 2021 was impacted by an increase in the valuation allowance related to the impairment of land in Australia. Our effective tax rate for the nine months ended September 30, 2020 was impacted by a deferred tax benefit of $9.0 million, offset by a valuation allowance of $0.1 million, against the Canadian net deferred tax assets.

Other Comprehensive Loss. Other comprehensive loss increased $7.4 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar was flat in the nine months ended September 30, 2021 compared to a 3% decrease in the nine months ended September 30, 2020. The Australian dollar exchange rate compared to the U.S. dollar decreased 7% in the nine months ended September 30, 2021 compared to a 2% increase in the nine months ended September 30, 2020.

Segment Results of Operations – Canadian Segment

	Nine Months Ended September 30,
	2021	2020	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$176,800	$156,068	$20,732
Mobile facility rental revenue (2)	38,240	21,715	16,525
Food service and other services revenue (3)	14,183	26,336	(12,153)
Total revenues	$229,223	$204,119	$25,104

Cost of sales and services ($ in thousands)
Accommodation cost	$124,798	$109,143	$15,655
Mobile facility rental cost	23,562	17,099	6,463
Food service and other services cost	12,583	23,773	(11,190)
Indirect other costs	7,498	8,115	(617)
Total cost of sales and services	$168,441	$158,130	$10,311

Gross margin as a % of revenues	26.5%	22.5%	4.0%

Average daily rate for lodges (4)	$97	$95	$2

Total billed rooms for lodges (5)	1,816,407	1,626,668	189,739

Average Canadian dollar to U.S. dollar	$0.799	$0.739	$0.060

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

Our Canadian segment reported revenues in the nine months ended September 30, 2021 that were $25.1 million, or 12%, higher than the nine months ended September 30, 2020. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 8% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 resulted in a $17.7 million period-over-period increase in revenues. Excluding the impact of the stronger Canadian exchange rate, the revenue increase was due to higher billed rooms at our oil sands lodges related to turnaround activities by a number of customers and by increased mobile asset activity from pipeline projects. Partially offsetting these items, revenue was lower at our Sitka Lodge related to the COVID-19 pandemic and the British Columbia health order affecting activity in the first half of the year and from reduced food services activity, as an overflow site supporting a LNG-related project in 2020 is no longer required.

Our Canadian segment cost of sales and services increased $10.3 million, or 7%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 8% in the nine months ended September 30, 2021 compared to the nine months ended

September 30, 2020 resulted in a $12.7 million period-over-period increase in cost of sales and services. Excluding the impact of the stronger Canadian exchange rate, the decreased cost of sales and services was driven by reduced activity at our Sitka Lodge related to the COVID-19 pandemic and reduced food services activity, as an overflow site supporting a LNG related project in 2020 is no longer required. Partially offsetting these items, cost of sales and services increased due to greater activity at our oil sands lodges related to turnaround activities by a number of customers and by increased mobile asset activity from pipeline projects.

Our Canadian segment gross margin as a percentage of revenues increased from 22.5% in the nine months ended September 30, 2020 to 26.5% in the nine months ended September 30, 2021. This was primarily driven by increased mobile asset activity and related operating efficiencies.

Segment Results of Operations – Australian Segment

	Nine Months Ended September 30,
	2021	2020	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$109,559	$106,988	$2,571
Food service and other services revenue (2)	79,215	$63,881	$15,334
Total revenues	$188,774	$170,869	$17,905

Cost of sales and services ($ in thousands)
Accommodation cost	$53,538	$46,665	$6,873
Food service and other services cost	75,458	53,627	21,831
Indirect other cost	5,176	2,703	2,473
Total cost of sales and services	$134,172	$102,995	$31,177

Gross margin as a % of revenues	28.9%	39.7%	(10.8)%

Average daily rate for villages (3)	$79	$72	$7

Total billed rooms for villages (4)	1,382,182	1,487,819	(105,637)

Australian dollar to U.S. dollar	$0.759	$0.677	$0.082

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

Our Australian segment reported revenues in the nine months ended September 30, 2021 that were $17.9 million, or 10%, higher than the nine months ended September 30, 2020. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 12% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 resulted in a $20.0 million period-over-period increase in revenues. Excluding the impact of the stronger Australian exchange rate, the Australian segment experienced reduced revenue due to decreased activity at our Bowen Basin villages and Western Australia villages, partially offset by increased occupancy at our integrated services villages.

Our Australian segment cost of sales and services increased $31.2 million, or 30%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 12% in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 resulted in a $14.2 million period-over-period increase in cost of sales and services. Excluding the impact of the stronger Australian exchange rate, the increase in cost of sales and services was largely driven by increased occupancy at our integrated services villages and increased costs of temporary labor due to ongoing labor shortages.

Our Australian segment gross margin as a percentage of revenues decreased to 28.9% in the nine months ended September 30, 2021 from 39.7% in the nine months ended September 30, 2020. This decrease was primarily driven by our integrated services business, which has a service-only business model, and therefore results in lower overall gross margins than the accommodation business. The integrated services business gross margin decrease was further exacerbated as two key client contracts transferred from construction phase to operational phase with inherently lower margins. Reduced occupancy at the Bowen Basin villages and Western Australia villages, further impacted gross margin as efficiencies were unable to be realized with a fixed cost structure at lower occupancy levels. Segment gross margin has also been negatively impacted by increased staff costs as a result of a hospitality labor shortage in Australia which has been exacerbated by state and international border closures due to COVID-19. State and international border closures have affected the number of staff available which has subsequently led to an increased reliance on more expensive temporary labor hire resources and has placed upward pressure on wages for permanent staff as competitors compete for a small pool of labor.

Segment Results of Operations – U.S. Segment

	Nine Months Ended September 30,
	2021	2020	Change
Revenues ($ in thousands)	$16,672	$21,363	$(4,691)

Cost of sales and services ($ in thousands)	$16,629	$22,755	$(6,126)

Gross margin as a % of revenues	0.3%	(6.5)%	6.8%

Our U.S. segment reported revenues in the nine months ended September 30, 2021 that were $4.7 million, or 22%, lower than the nine months ended September 30, 2020. This decrease was due to reduced U.S. drilling activity affecting our wellsite business and reduced activity in our offshore fabrication business as a number of projects were completed in 2020 that did not recur to the same extent in 2021. These decreases were partially offset by increased activity at our West Permian, Killdeer and Acadian Acres lodges.

Our U.S. segment cost of sales and services decreased $6.1 million, or 27%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This decrease was due to reduced U.S. drilling activity affecting our wellsite business, reduced activity in our offshore fabrication business as a number of projects were completed in 2020 that did not recur to the same extent in 2021 and reduced costs at our West Permian lodge under a new customer contract.

Our U.S. segment gross margin as a percentage of revenues increased 6.8% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, primarily due to improved margins at our West Permian lodge under a new customer contract and in our offshore business from product sales, partially offset by reduced operating efficiencies at lower activity levels in our wellsite business.

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

The following table summarizes our consolidated liquidity position as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Lender commitments	$200,000	$167,300
Borrowings against revolving credit capacity	(124,595)	(63,556)
Outstanding letters of credit	(2,141)	(4,487)
Unused availability	73,264	99,257
Cash and cash equivalents	4,948	6,155
Total available liquidity	$78,212	$105,412

Cash totaling $63.2 million was provided by operations during the nine months ended September 30, 2021, compared to $80.7 million provided by operations during the nine months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, $5.0 million was used in working capital and $4.6 million was provided by working capital, respectively. The decrease in cash provided by working capital in 2021 compared to 2020 is largely due to increased accounts receivable balances, partially offset by increased accounts payable and accrual balances.

Cash was used in investing activities during the nine months ended September 30, 2021 in the amount of $2.1 million, compared to cash provided by investing activities during the nine months ended September 30, 2020 in the amount of $1.7 million. The decrease in cash provided by investing activities was primarily due to $4.7 million of other income associated with the settlement of a representations and warranties claim related to the Noralta acquisition and lower capital expenditures during the nine months ended September 30, 2020, partially offset by higher proceeds from the sale of our manufacturing facility and mobile assets in Canada during the nine months ended September 30, 2021. Capital expenditures totaled $9.6 million and $6.2 million during the nine months ended September 30, 2021 and 2020, respectively.

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

Net cash of $61.1 million was used in financing activities during the nine months ended September 30, 2021 primarily due to repayments of term loan borrowings of $117.6 million, $1.1 million used to settle tax obligations on vested shares under our share-based compensation plans, debt issuance costs of $4.4 million and $0.4 million used to repurchase our common shares, partially offset by net borrowings under our revolving credit facilities of $62.5 million. Net cash of $79.6 million was used in financing activities during the nine months ended September 30, 2020 primarily due to net repayments under our revolving credit facilities of $44.5 million, repayments of term loan borrowings of $31.1 million, $1.5 million used to settle tax obligations on vested shares under our share-based compensation plans and debt issuance costs of $2.6 million.

The following table summarizes the changes in debt outstanding during the nine months ended September 30, 2021 (in thousands):

Balance at December 31, 2020	$251,086
Borrowings under revolving credit facilities	367,622
Repayments of borrowings under revolving credit facilities	(305,148)
Repayments of term loans	(117,595)
Translation	(728)
Balance at September 30, 2021	$195,237

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

Amended and Restated Credit Agreement

As of December 31, 2020, our Amended and Restated Credit Agreement provided for: (i) a $167.3 million revolving credit facility scheduled to mature on May 30, 2023, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $122.3 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (D) a $194.8 million term loan facility scheduled to mature on May 30, 2023 for certain lenders in favor of Civeo.

New Syndicated Facility Agreement

On September 8, 2021, we entered into a new Syndicated Facility Agreement (Credit Agreement), which, among other things, as compared to the Amended and Restated Credit Agreement outstanding prior to the effectiveness of the Credit Agreement provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower. In addition, it provided for a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 for certain lenders in favor of Civeo.

As of September 30, 2021, we had outstanding letters of credit of $0.9 million under the U.S. facility, zero under the Australian facility and $1.2 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.

See Note 9 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Dividends

The declaration and amount of all potential future dividends will be at the discretion of our Board and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the Board deems relevant. In addition, our ability to pay cash dividends on common or preferred shares is limited by covenants in the Credit Agreement. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes if we are required to repatriate foreign earnings to pay such dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on September 30, 2021, thereby increasing the liquidation preference to $10,723 per share as of September 30, 2021. We currently expect to pay dividends on the preferred shares for the foreseeable future through an increase in liquidation preference rather than cash.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

For additional information about our contractual obligations, refer to “Liquidity and Capital Resources—Contractual Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, except for net repayments under our revolving credit facilities, there were no material changes to the disclosure regarding our contractual obligations made in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2021, we had $195.2 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $2.0 million annually, based on our floating-rate debt obligations and interest rates in effect as of September 30, 2021.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$176 million and A$267 million, respectively, at September 30, 2021. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of September 30, 2021 would result in translation adjustments of approximately $18 million and $27 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended September 30, 2021.

	Total Number of Shares Purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2021 - July 31, 2021	—		—	—	—
August 1, 2021 - August 31, 2021	—		—	—	—
September 1, 2021 - September 30, 2021	20,105	(1)	$22.08	20,105	695,709
Total	20,105		$22.08	20,105	695,709

(1)In August 2021, our Board of Directors authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 715,814 common shares, over a twelve month period. We repurchased an aggregate of 20,105 of our common shares outstanding for approximately $0.4 million during the three months ended September 30, 2021.

ITEM 6. Exhibits

(a)INDEX OF EXHIBITS

Exhibit No.		Description

10.1	—
Syndicated Facility Agreement, dated as of September 8, 2021, by and among Civeo Corporation, Civeo Pty Limited and Civeo Management LLC, as Borrowers, the Lenders named therein, Royal Bank of Canada, as Administrative Agent, U.S. Collateral Agent, Canadian Administrative Agent, Canadian Collateral Agent and an Issuing Bank and RBC Europe Limited, as Australian Administrative Agent, Australian Collateral Agent and an Issuing Bank (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on September 8, 2021).

10.2*	—	Cancellation of Dual Employment Agreement of Bradley Dodson, dated September 30, 2021.

10.3*	—	Cancellation of Dual Employment Agreement of Allan Schoening, dated September 30, 2021.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
---------

*	Filed herewith.
**	Furnished herewith.

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

CIVEO CORPORATION

Date: October 28, 2021	By /s/ Carolyn J. Stone
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)