Form 10-K
period 2021-12-31
Civeo Corp
filed 2022-02-28
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was $202,164,813.

The Registrant had 14,110,721 common shares outstanding as of February 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2022 Annual General Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CIVEO CORPORATION

i

PART I

This annual report on Form 10-K (annual report) contains certain “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, refer to “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this annual report.

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

Our scalable facilities provide workforce accommodations where, in many cases, traditional accommodations and related housing are not accessible, sufficient or cost effective. Our customers are able to outsource their accommodations needs to a single supplier, maintaining employee welfare and satisfaction while focusing their investment on their core resource production efforts. Our primary focus is on providing these hospitality services to leading natural resource companies at our major properties, which we refer to as lodges in Canada and the U.S. and villages in Australia, or at facilities owned by our customers. We own and operate 27 lodges and villages with over 28,000 rooms. We operate approximately 9,500 rooms owned by our customers. Additionally, in both Canada and the U.S., we also offer a fleet of mobile assets which serve shorter term projects, such as pipeline construction. We have long-standing relationships with many of our customers, many of whom are, or are affiliates of, large, investment-grade energy and mining companies.

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

In the Canadian oil sands region, demand for our hospitality services is primarily influenced by oil prices. Spending on the construction and development of new projects has historically decreased as the outlook for oil prices decreases. However, spending on current operations and maintenance has historically reacted less quickly and less severely to changes in oil prices, as customers consider their cash operating costs, rather than overall full-cycle returns. Likewise, construction and expansion projects already underway have also been less sensitive to commodity price decreases, as customers generally focus on completion and incremental costs. Global oil demand has recovered throughout 2021 and into 2022 as COVID-19 lockdowns have begun to be lifted and other fossil fuels are experiencing supply shortages. Oil supply did not keep up with the increase in demand in 2021, which was exacerbated by the impacts of Hurricane Ida in the Gulf of Mexico in the summer of 2021 and publicly-traded oil producers prioritizing returns of capital to shareholders over deploying capital to expand production capacity, resulting in falling inventories and a significant increase in oil prices. Natural gas prices also influence oil sands activity as an input cost: as natural gas prices fluctuate, a significant component of our customers’ operating costs fluctuate as well.

Another factor that influences demand for our hospitality services is the type of customer project we are supporting. Generally, Canadian customers require larger workforces during construction and expansionary periods, and therefore have higher demand for our rooms and services. Operational and maintenance headcounts are typically a fraction, 20% to 25%, of the headcounts experienced during construction.

In addition, proximity to customer activity and availability of customer-owned and competitor-owned rooms influences the rental demand of our rooms. Typically, customers prefer to first utilize their own rooms on location, and if such customer-owned rooms are insufficient, customers prefer to avoid busing their workforces to housing more than 45 kilometers away.

A number of multinational energy companies believe there is a potential to export LNG from Canada to meet the increasing global LNG demand, particularly in Asia. We expect that LNG investment and activity in Western Canada will be influenced by the global prices for LNG, which are largely tied to global oil prices, global supply/demand dynamics for LNG and Western Canadian wellhead prices for natural gas.

Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve several portions of the related pipeline construction activity. The actual timing of when revenue is realized from the Coastal GasLink (CGL) pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, such as protest blockades and the COVID-19 pandemic. See "Canada-Canadian British Columbia Lodge" for more information.

Our Australian villages support similar activities as our Canadian lodges for the natural resources industry in Australia. Our customers are typically developing and producing met coal, iron ore and other minerals which have resource lives that are measured in decades. As such, their spending levels tend to react similarly to commodity prices as the spending levels of our Canadian customers. Spending on producing assets is less sensitive to commodity price decreases in the short and medium term, assuming the projects remain cash flow positive. However, new construction projects and expansionary projects are typically canceled or deferred during periods of lower met coal and iron ore prices. Similar to the Canadian market, new project construction activity typically requires larger workforces than day-to-day operations, where proximity and availability of customer-owned rooms influences the demand for our rooms and services. Our customer service requirements are primarily driven by production, maintenance and operational activities. Recently, we have seen a stabilization in the number of significant maintenance projects, along with customers initiating projects to optimize their operations. This work has also included some small mine expansion projects. Current met coal prices are at a level that may induce our customers to move forward with met coal expansionary projects in 2022. However, global economic and political uncertainty due primarily to COVID-19 pandemic conditions still cast uncertainty over whether any met coal expansion projects will be approved, notwithstanding the current favorable met coal price. Further, coal customers are experiencing difficulty gaining funding for new projects. After a period of high iron ore prices in 2021, prices are expected to stabilize into 2022.

Our U.S. operations are primarily tied to activity in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies, as well as activity in the Louisiana downstream and offshore Gulf of Mexico markets. Given the shorter investment horizon and decision cycle of our U.S. customers, which is typically on a well-by-well basis, spending activities of U.S. customers normally react more quickly to changes in oil and natural gas prices. These spending dynamics were clearly demonstrated in 2020. With the decline in oil prices in April 2020 due to the COVID-19 pandemic and its impact on global oil demand, U.S. drilling and completion activity reached historic lows. By August 2020, the U.S. drilling rig count fell to an all-time low of 172. U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher West Texas Intermediate oil prices, pipeline capacity and sufficient capital to support exploration and production (E&P) drilling and completion plans. The Permian Basin remains the most active U.S. unconventional play, representing 61% of the oil rigs active in the U.S. at the end of 2021. As the U.S. market for drilling rig accommodations is primarily supported by mobile assets, competition for wellsite accommodations is primarily driven by the availability of permanent and temporary camp assets in the markets we service and pricing among our competitors, including hotels.

For the years ended December 31, 2021, 2020 and 2019, we generated $594.5 million, $529.7 million and $527.6 million in revenues and $6.1 million, $(147.2) million and $(49.1) million in operating income (loss), respectively. The majority of our operations, assets and income are derived from the hospitality services provided at lodges and villages we own that have historically been contracted by our customers under multi-year, take-or-pay or exclusivity contracts. The hospitality services we provide at these facilities generated 65% of our revenue for the year ended December 31, 2021. Important performance metrics include revenue related to our major properties, average daily rate and aggregate billed rooms. The table below summarizes these key statistics for the periods presented in this annual report.

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except for room counts and average daily rate)
Accommodation Revenue (1)
Canada	$239,526	$202,534	$281,577
Australia	145,335	144,070	126,047
U.S.	5,437	2,451	12,462
Total Accommodation Revenue	$390,298	$349,055	$420,086

Mobile Facility Rental Revenue (2)
Canada	$62,856	$33,192	$9,575
U.S.	14,486	16,837	28,119
Total Mobile Facility Rental Revenue	$77,342	$50,029	$37,694

Food Service and Other Services Revenue (3)
Canada	$18,996	$33,923	$33,485
Australia	105,739	90,472	30,046
U.S.	50	50	145
Total Food Service and Other Services Revenue	$124,785	$124,445	$63,676

Manufacturing Revenue (4)
Canada	$—	$—	$1,014
U.S.	2,038	6,200	5,085
Total Manufacturing Revenue	$2,038	$6,200	$6,099

Total Revenue	$594,463	$529,729	$527,555

Average Daily Rates for Lodges and Villages (5)
Canada	$99	$95	$91
Australia	$79	$73	$73

Total Billed Rooms for Lodges and Villages (6)
Canada	2,404,880	2,095,784	3,078,727
Australia	1,846,882	1,968,284	1,717,186

Average Exchange Rate
Canadian dollar to U.S. dollar	$0.80	$0.75	$0.75
Australian dollar to U.S. dollar	0.75	0.69	0.70

(1)Includes revenues related to lodge and village rooms and hospitality services for Civeo owned rooms for the periods presented.
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
(6)Billed rooms represents total billed days for Civeo owned rooms for the periods presented.

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

With the acquisition of our Australian business in December 2010, we began providing hospitality services to support the Australian natural resources industry through our villages located in Queensland, New South Wales and Western Australia. Like Canada, our Australian business has a long-history of taking care of customers in remote regions, beginning with its initial Moranbah Village in 1996, and has grown to become Australia’s largest independent provider of hospitality services for people working in remote locations. Our Australian business was the first to introduce resort-style accommodations to the mining sector, adding landscaping, outdoor kitchens, pools, fitness centers and, in some cases, taverns. In 2019, we acquired Action Industrial Catering (Action), a provider of catering and managed services (which we refer to as our integrated services business) to the mining industry in Western Australia. The Action acquisition enhanced our service offering, geographic footprint and exposure to new commodities in Australia and underlines our focus on pursuing growth opportunities that fit within our core competencies and strategic direction. In all our operating regions, our business is built on a culture of continuous service improvement to enhance the guest experience and reduce customers' workforce housing costs.

Our Industry

We provide hospitality services to the natural resource industry. Our scalable facilities provide long-term and temporary workforce accommodations where traditional accommodations and related infrastructure often are not accessible, sufficient or cost effective. Once facilities are deployed in the field, we also provide hospitality services such as lodging, catering and food service, housekeeping and maintenance, as well as operations, including laundry, water and wastewater treatment, power generation, communication systems, security and logistics. Our hospitality services can be provided at accommodation facilities we own or at facilities owned by our customers. Demand for our services is cyclical and substantially dependent upon activity levels, particularly our customers’ willingness to spend capital on the exploration for, development and production of oil, met coal, LNG, iron ore and other natural resources. Our customers’ spending plans generally are based on their view of commodity supply and demand dynamics, as well as the outlook for near-term and long-term commodity prices. As a result, the demand for our services is sensitive to current and expected commodity prices.

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

Historically, Canadian oil sands developers and Australian mining companies built and owned the accommodations necessary to house their personnel in these remote regions because local labor and third-party owned rooms were not available.

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

Canada

Overview

During the year ended December 31, 2021, we generated approximately 54% of our revenue from our Canadian operations. We are Western Canada’s largest provider of hospitality services for people working in remote locations. We provide our services through our lodges and mobile assets and at customer-owned locations. Our hospitality services support workforces in the Canadian LNG and oil sands markets and in a variety of oil and natural gas drilling, mining, pipeline and related natural resource applications.

Canadian Market

Demand for our hospitality services in the Canadian market is largely commodity price driven. In the Canadian oil sands region, demand is primarily influenced by the longer-term outlook for crude oil prices rather than current energy prices, given the multi-year production life of oil sands projects and the capital investment associated with development of such large-scale projects. Demand for our Canadian lodges is secondarily impacted by oil takeaway capacity; and, in 2018, a provincial oil production curtailment policy was imposed by the Government of Alberta. However, monthly production limits were put on hold in December 2020 until further notice, allowing operators to produce freely at their discretion in 2021 while the government monitors production and inventory levels. Demand for hospitality services related to LNG is influenced by the global prices for LNG. Utilization of our existing Canadian capacity and any future expansions will largely depend on continued LNG and oil sands spending related to existing production, maintenance activities and potential future expansion of existing projects.

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

Canadian Oil Sands Lodges

During the year ended December 31, 2021, activity in the Athabasca oil sands region generated approximately 68% of our Canadian revenue. The oil sands region continues to represent one of the world’s largest reserves for heavy oil. Our McClelland Lake, Wapasu Creek, Athabasca, Beaver River, Fort McMurray Village, Grey Wolf, Hudson, and Borealis lodges are focused on the northern region of the Athabasca oil sands, where customers primarily utilize surface mining to extract bitumen. Oil sands mining operations are characterized by large capital requirements, large reserves, large personnel requirements, long-term reserve lives, very low exploration or reserve risk and relatively lower cash operating costs per barrel of bitumen produced. Our Conklin, Anzac, Red Earth and Wabasca lodges, as well as a portion of our mobile assets, are focused in the southern portion of the region where we primarily serve in-situ operations and pipeline expansion and maintenance activity. In-situ methods are used on reserves that are too deep for traditional mining methods. In-situ technology typically injects steam or solvents into the deep oil sands in place to separate the bitumen from the sand and pumps it to the surface where it undergoes the same upgrading treatment as the mined bitumen. Reserves requiring in-situ techniques of extraction represent 80% of the established recoverable reserves in Alberta. In-situ operations generally require less capital and personnel and produce lower volumes of bitumen per development, with higher ongoing operating expense per barrel of bitumen produced.

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

In order to operate a lodge in Canada, we are required to obtain a development permit from the regional municipality in which the lodge resides. The development permits are granted for a term of five years. Our development permits have expiration dates that range from 2022 to 2026. In recent years, we have successfully renewed or extended all expiring development permits. See “Item 1A. Risk Factors - Risks Related to Our Operations - The majority of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease or obtain permits necessary to operate on such leased land, we could be materially and adversely affected.” of this annual report for further information.

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

Canadian British Columbia Lodge

As previously discussed, LNGC is currently constructing the Kitimat LNG Facility. British Columbia LNG activity and related CGL pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve several portions of the related pipeline construction activity. We previously announced contract awards for locations along the CGL pipeline project and room commitments for our Sitka Lodge. The actual timing of when revenue is realized from the CGL pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, such as protest blockades and the COVID-19 pandemic. Our current expectation is that our contracted commitments associated with the CGL pipeline project will be completed in early 2023.

Canadian Lodge Locations

Horn River
Montney
LNG Terminals
Sitka
Peace River
Oil Sands
Red Earth
Wabasca
McClelland Lake
Wapasu Creek
Grey Wolf
Athabasca & Beaver River
Fort McMurray Village, Hudson & Borealis
Anzac
Conklin
Athabasca Oil Sands
EDMONTON
Cardium
Cold Lake Oil Sands
CALGARY
CANADA
USA
Bakken
LODGES
PLAYS OF INTEREST

Rooms in our Canadian Lodges

			As of December 31,
Lodges	Region	Extraction Technique	2021	2020	2019
Wapasu Creek	N. Athabasca	mining	5,174	5,246	5,246
Athabasca (2)	N. Athabasca	mining	2,005	2,005	2,005
McClelland Lake	N. Athabasca	mining	1,997	1,997	1,997
Beaver River (2)	N. Athabasca	mining	1,094	1,094	1,094
Fort McMurray Village:
Buffalo (1)	N. Athabasca	mining	—	—	—
Black Bear (2)	N. Athabasca	mining	531	531	531
Bighorn (2)	N. Athabasca	mining	763	763	763
Lynx	N. Athabasca	mining	855	855	855
Wolverine	N. Athabasca	mining	855	855	855
Borealis	N. Athabasca	mining	1,504	1,504	1,504
Grey Wolf	N. Athabasca	mining	946	946	947
Hudson (2)	N. Athabasca	mining	624	624	624
Wabasca (2)	S. Athabasca	mining	288	288	288
Red Earth (2)	S. Athabasca	mining	216	216	216
Conklin	S. Athabasca	mining/in-situ	610	616	1,012
Anzac	S. Athabasca	in-situ	526	526	526
Subtotal – Oil Sands			17,988	18,066	18,463
Sitka Lodge	Kitimat, BC	LNG	959	958	1,186
Total Rooms			18,947	19,024	19,649

(1)Permanently closed as of December 31, 2021.
(2)Currently closed as of December 31, 2021, due to lodge loading strategy, seasonal activity fluctuations or low activity level in the region. All closed lodges are periodically assessed for impairment at an asset group level, in accordance with U.S. generally accepted accounting principles (U.S. GAAP). See Note 4 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

Hospitality Services at Third-Party Owned Facilities

We also provide hospitality services at facilities owned by our customers. Historically, this has been focused around natural resource production-related housing facilities that are owned by oil production companies. The facilities we manage typically range anywhere from 100 to 1,500 rooms. We customize our service offerings depending on our customer’s needs. Hospitality services can be performed on an end-to-end basis with catering and food service, housekeeping, maintenance and utility services included or in segments such as food service only. Our focus on hospitality service contracts has allowed us to successfully pursue food service only opportunities. Due to our experience servicing customer-owned facilities, this business easily fits into our overall strategy.

Canadian Mobile Assets
Our mobile assets consist of modular, skid-mounted accommodations and central facilities that can be configured to serve a multitude of short to medium-term accommodation needs. Dormitory, kitchen and ancillary assets can be rapidly mobilized and demobilized and are scalable to support 200 to 800 people in a single location. In addition to asset rental, we provide hospitality services such as food service and housekeeping, as well as other camp management services. Our mobile assets service the traditional oil and gas sector in Alberta and British Columbia and in-situ oil sands drilling and development operations in Alberta, as well as pipeline construction crews throughout Western Canada. These assets have also been used in the past in disaster relief efforts, the 2010 Vancouver Winter Olympic Games and a variety of other non-energy related projects.

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

Australia

Overview

During the year ended December 31, 2021, we generated 42% of our revenue from our Australian operations. As of December 31, 2021, we owned 9,046 rooms across nine villages, of which 7,392 rooms service the Bowen Basin of Queensland, one of the premier met coal basins in the world. We provide hospitality services on a day rate basis to mining and related service companies (including construction contractors), typically under short and medium-term contracts (one to three years) with minimum nightly room commitments. In addition, we provide integrated services to the mining industry in Western Australia.

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

During the year ended December 31, 2021, our five villages in the Bowen Basin of central Queensland generated 52% of our Australian revenue. The Bowen Basin contains one of the largest coal deposits in Australia and is renowned for its premium met coal. In addition, we provide village operation and mine site cleaning services at five customer locations in the Pilbara and Kimberly regions of Western Australia, which are renowned for high grade iron ore production. Our villages and customer-based locations are focused on the mines in the central portion of the Pilbara and Bowen Basins and are well positioned for the active mines in the region.

Currently, the Chinese embargo on certain Australian exports, including exported Australian met coal, continues without any resolution foreseeable in the near term. However, Australian met coal producers have found new markets, including India and Europe, for their premium product. This has led to a rebalancing of the market globally, with China relying on domestic production along with much higher volumes of imports of U.S., Canadian and Mongolian met coal in 2021. With the backdrop of continuing strong steel demand and met coal supply constraints, the spot price for met coal surged to record highs of over $400 in October 2021 and remain at this level. Analysts expect elevated met coal prices to persist in the short-term, while steel demand and prices remain strong and until met coal supply issues are resolved. If the trade impasse with China remains unresolved, there remains a possibility of further volatility in the short to medium term.

Beyond the Pilbara and Bowen Basins, we serve several other markets with four additional villages and five customer-owned villages. At the end of 2021, we had two villages with over 1,000 combined rooms in the Gunnedah Basin, a thermal and met coal region in New South Wales. In Western Australia, we serve workforces related to LNG facilities operations on the Northwest Shelf through our Karratha village and lithium and gold production in the Goldfields region through our Kambalda village. In addition, we provide hospitality services in Western Australia at five customer-owned villages which support workforces related to nickel, copper, zinc, silver and gold production in the Goldfields-Esperance region and lithium production in the Pilbara region.

Australian Village Locations

Karratha
Pilbara Basin
Kambalda
PERTH
Nebo
Coppabella
Moranbah
Dysart
Middlemount
Bowen Basin
BRISBANE
Narrabri
Boggabri
Gunnedah Basin
SYDNEY
VILLAGES
PLAYS OF INTEREST

Owned Rooms in our Australian Villages

			As of December 31,
Villages	Resource Basin	Commodity	2021	2020	2019
Coppabella	Bowen	met coal	3,048	3,048	3,048
Dysart	Bowen	met coal	1,798	1,798	1,798
Moranbah	Bowen	met coal	1,240	1,240	1,240
Middlemount	Bowen	met coal	816	816	816
Boggabri	Gunnedah	met/thermal coal	622	622	622
Narrabri	Gunnedah	met/thermal coal	502	502	502
Nebo	Bowen	met coal	490	490	490
Kambalda	-	Gold, lithium	232	232	232
Karratha	Pilbara	LNG, iron ore	298	298	298
Total Rooms			9,046	9,046	9,046

Our Australian segment includes nine company-owned villages with 9,046 rooms as of December 31, 2021, which are strategically located near long-lived, low-cost mines operated by large mining companies. Our Australian business provides hospitality services to mining and related service companies under short- and medium-term contracts. Our growth plan for this part of our business continues to include enhanced occupancy and expansion of these properties where we believe there is durable long-term demand, as well as to provide hospitality services at customer-owned assets.

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

Hospitality Services at Third-Party Owned Facilities

We also provide hospitality services at customer-owned villages to the mining industry in Western Australia. Historically, this has been focused around natural resource production-related village facilities that are primarily owned by iron ore production companies. We provide village operation services at ten customer-owned locations, which represent over 7,000 rooms, primarily in the Pilbara region of Western Australia, one of the premier iron ore bodies in the world, and in the Kimberly and Goldfields-Esperance regions of Western Australia. The facilities we manage range anywhere from 200 to over 1,700 rooms. We work together with our customers to customize our service offerings depending on our customer’s needs. Hospitality services can be performed on an end-to-end basis with catering and food service, housekeeping and site maintenance included or in segments such as food service only. Mine site cleaning services are also provided at some of our customer-owned locations.

U.S.

Overview

During the year ended December 31, 2021, our U.S. business generated 4% of our revenue. Our U.S. business has operational exposure in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies. The business provides accommodations facilities with hospitality services and highly mobile smaller assets that follow drilling rigs and completion crews as well as accommodations, office and storage modules that are placed on offshore drilling rigs and production platforms. Our U.S. business also provides lodging and hospitality services to the downstream industry through a 300-room facility near Lake Charles, Louisiana.

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

U.S. Locations

CANADA
USA
LODGES
WELL SITE BRANCHES
PLAYS OF INTEREST
Bakken
Killdeer
Wright, WY
Jonah
Niobrara
Piceance
Yukon, OK
Bloomfield, NM
Woodford
Carlsbad, NM
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

U.S. Lodges

		As of December 31,
	State	2021	2020	2019
West Permian (1)	TX	—	390	410
Acadian Acres	LA	300	300	300
Killdeer	ND	235	235	235
Total Rooms		535	925	945
(1) Sold in October 2021.

We had two lodges in the U.S. comprised of 535 rooms as of December 31, 2021. Our Killdeer Lodge provides rooms to the Bakken Shale region in North Dakota. Our Acadian Acres Lodge provides rooms near Lake Charles, Louisiana to support the Louisiana downstream market.

Community Engagement

With a focus on long-term Indigenous community participation, our Canadian operations continue to work closely with a number of First Nations to develop mutually beneficial partnerships focused on revenue sharing, capacity building, employment and community investment and support. For over a decade, our Canadian operations supported Buffalo Metis Catering, a partnership with three Metis communities in the Regional Municipality of Wood Buffalo. Through this partnership, food and housekeeping services were delivered to three of our lodges. Beyond these services, this partnership provided a business incubator environment for a number of Metis business ventures. Our Canadian operations also procure services from a number of other First Nations-owned, Metis-owned and member-owned businesses including water hauling, snow removal and security services. In 2021, we purchased more than C$56.5 million in goods and services from the Indigenous business community, representing 32% of our total Canadian local spending.

In 2021, the Fort McKay Metis community awarded Civeo with the inaugural 2020 Fort McKay Metis National President's Award. This award recognizes people or organizations who make a positive contribution to the well-being of the Metis community. In 2019, our Indigenous partnership initiatives were awarded a Gold level Progressive Aboriginal Relations (PAR) certification, by a jury comprised of Indigenous business people, which was supported by an unbiased, independent, third-party verification of our performance. In 2016, Civeo was awarded a Silver level PAR certification by the Canadian Council for Aboriginal Business (CCAB), demonstrating our commitment to the principles and practices established by the CCAB. In addition, in 2011 and 2012, we were recognized with awards from the Alberta Chamber of Commerce.

In 2018, Civeo entered into three new Indigenous partnerships in the oil sands region and two new partnerships in British Columbia and in 2021 entered into a new partnership in British Columbia. Our partnerships in British Columbia are tied to accommodations contracts secured by Civeo for the Kitimat LNG Facility, the CGL pipeline project that originates in the North Montney region of north-east British Columbia and the Trans Mountain expansion project that twins an existing pipeline between Edmonton, Alberta and Burnaby, British Columbia. Beyond revenue sharing, these arrangements provide procurement, employment, training, and ancillary business opportunities for Indigenous owned businesses.

In Australia, our community relations program also aims to build and maintain a positive social license to operate by consulting and engaging with local regional communities from project inception, through development, construction and operations. This is a major advantage for our business model, as it facilitates consistent communication, engenders trust and builds relationships to last throughout the resource lifecycle. There is an emphasis on developing partnerships that create a long-term sustainable outcome to address specific community needs. To that end, we partner with local municipalities to improve and expand municipal infrastructure. These improvements provide necessary infrastructure, allowing the local communities an opportunity to expand and improve. We also provide support to local community groups through sponsorship and in-kind contributions to local events and initiatives. In addition, all of our food suppliers are Australian companies and, where possible, are based locally. Through our membership with Supply Nation, a non-profit organization committed to supplier diversity and Indigenous business development, we have been able to direct approximately A$5.7 million each year into Indigenous-owned and operated companies, and we are always looking for more opportunities to partner with these businesses.

In addition, we have three unincorporated joint venture partnerships with Indigenous landowners in Western Australia.  Under these agreements, we strive to develop the business capacity, project management skills and expertise of the Indigenous joint venture members and also provide local employment opportunities and training.  Two of the three unincorporated joint venture partnerships entitle Indigenous landowners to a profit distribution calculated in accordance with the unincorporated joint venture deeds. The remaining agreement incentivizes the joint venture members via milestone payments for business objectives achieved.

Customers and Competitors

Our customers primarily operate in oil sands mining and development, drilling, exploration and extraction of oil and natural gas and coal and other extractive industries. To a lesser extent, we also support other activities, including pipeline construction, forestry and humanitarian aid. Our largest customers in 2021 were Suncor Energy Inc, Imperial Oil Limited (a company controlled by ExxonMobil Corporation) and Fortescue Metals Group Ltd who each accounted for more than 10% of our 2021 revenues.

Our primary competitors in Canada in lodge and mobile asset hospitality services include ATCO, Black Diamond, Dexterra and Clean Harbors, Inc. Some of these competitors have one or two locations similar to our oil sands lodges; however, based on our estimates, these competitors do not have the breadth or scale of our lodge operations. In Canada, we also compete against Aramark, Sodexo, Compass Group and Royal Camp Services for third-party facility management and hospitality services.

Our primary competitors in Australia for our village hospitality services are customer-owned and operated villages as well as Ausco Modular (a subsidiary of Algeco Group), Fleetwood Corporation and smaller independent village operators. We compete against ISS, Sodexo, Compass Group, Northern Rise (as a division of Delaware North) and Cater Care for third-party facility management services.

In the U.S., we primarily offer our lodge and mobile asset hospitality services and compete against Peak Oilfield Services (a subsidiary of Select Energy Services), Stallion Oilfield Holdings, Inc., Target Hospitality, Oil Patch and Black Diamond.

Historically, many customers have invested in their own accommodations.  We estimate that our existing and potential customers own approximately 50% of the rooms available in the Canadian oil sands and 50% of the rooms in the Australian coal mining regions.

Our Lodge and Village Contracts

During the year ended December 31, 2021, revenues from our lodges and villages represented over 65% of our consolidated revenues. Our customers typically contract for hospitality services under take-or-pay or exclusivity contracts with terms that most often range from several months to three years. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for hospitality services, including meals, housekeeping, utilities and maintenance for workers staying in the lodges and villages. In most multi-year contracts, our rates typically have annual escalation provisions to cover expected increases in labor and consumables costs over the contract term. Over the term of a take-or-pay contract, the customer commits to either a minimum number of rooms over a specified period or an aggregate number of room nights over the period. Over the term of an exclusivity contract, rather than receiving a minimum room commitment, we are the exclusive hospitality service provider for the customer's employees working on a specific project or projects. In some contracts, customers have a contractual right to terminate, for reasons other than a breach, in exchange for a termination fee. As of December 31, 2021, excluding exclusivity contracts and contracts without minimum room commitments, we had commitments for 29% of our rentable rooms for 2022 and 9% of our rentable rooms for 2023.

As of December 31, 2021, we had 8,281 rooms under contract. The table below details the expiration of those contracts:

Contracted Room Expiration
2022	4,048
2023	3,616
2024	417
2025	—
2026	200
Thereafter	—
Total	8,281

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

Human Capital Resources

We believe that our employees are one of our greatest resources. As of December 31, 2021, we had approximately 1,100 full-time employees and approximately 1,300 hourly employees on a consolidated basis, 61% of whom are located in Canada, 35% of whom are located in Australia and 4% of whom are located in the U.S.  We were party to collective bargaining agreements covering 1,071 employees located in Canada and 617 employees located in Australia as of December 31, 2021.

As a company, we recognize the importance of a diverse workforce represented by people from different backgrounds, experiences and ways of looking at the world. During 2020, we formed a Diversity and Inclusion Committee to help us serve our employees, clients and communities better as we strive to build a culture of inclusion. In Canada, we endeavor to hire Indigenous Peoples and expand our Indigenous workforce, excluding corporate staff, to 10%. In 2021, we reached 7% Indigenous employment, excluding corporate staff, in Canada despite challenging market conditions that resulted in reduced hiring in the region. Approximately 7% of our total new hires in Canada were of Indigenous background during 2021.

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

Civeo is committed to operating in a safe, secure and responsible manner for the benefit of its employees, customers and the communities Civeo serves in Canada, Australia and the U.S. Because we are committed to protecting the health and safety of our people, we operate in accordance with rigorous standards documented in an award-winning Health and Safety Process that has been recognized by industry associations as one of the best. We continue to closely monitor the COVID-19 pandemic and have taken measures to help ensure the health and well-being of our employees, guests and contractors, including screening of individuals that enter our facilities, social distancing practices, enhanced cleaning and deep sanitization, the suspension of nonessential employee travel and implementation of work-from-home policies, where applicable. Our safety culture is driven by our leaders, in conjunction with active employee engagement.

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

Our operations and the operations of our customers are subject to numerous stringent and comprehensive foreign, federal, provincial, state and local environmental laws and regulations governing the release or discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental agencies issue regulations to implement and enforce these laws, for which compliance is often costly yet critical. The violation of these laws and regulations may result in the denial or revocation of permits, issuance of corrective action orders, modification or cessation of operations, assessment of administrative and civil penalties, and even criminal prosecution. Although we do not anticipate that future compliance with existing environmental laws and regulations will have a material effect on our financial condition, results of operations or cash flows over the short term, there can be no assurance that substantial costs for compliance or penalties for non-compliance with these existing requirements will not be incurred in the future by us or our customers. Moreover, it is possible that other developments, such as the adoption of stricter environmental laws, regulations and enforcement policies or more stringent enforcement of existing environmental laws and regulations, could result in additional costs or liabilities upon us or our customers that we cannot currently quantify.

Canadian Environmental Regulations

In Canada, the federal and provincial governments both have jurisdiction to regulate environmental matters. The provincial governments may also devolve jurisdiction over environmental matters to local governments. Our activities, or those of our customers, may be subject to environmental regulations imposed by these three levels of government. The following addresses updates to Canadian environmental regulations in 2021 that may affect us or our customers.

Air Quality Management

The Government of Canada (Canada), the Government of Alberta (Alberta), and the Government of British Columbia (British Columbia) each have frameworks for air quality management that may affect us and our customers.

At the federal level, the Reduction in the Release of Volatile Organic Compounds Regulations (Petroleum Sector) were published in 2020. Certain leak detection and repair provisions of that regulation took effect beginning in 2021 and the regulation will set additional monitoring and requirements for operators beginning in 2022 and 2023. These regulations will require the implementation of comprehensive leak detection and repair (LDAR) programs as well as design and operating standards that prevent leaks at Canadian petroleum refineries, upgraders and certain petrochemical facilities and may affect our customers’ operations.

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

Similarly, emissions from facilities in British Columbia are also subject to provincial regulation. The British Columbia Oil and Gas Commission (BCOGC) is responsible for regulating oil and gas activity in British Columbia. BCOGC oversees compliance with the Drilling and Production Regulation, which is one of British Columbia's primary regulatory instruments governing all aspects of oil and natural gas drilling and production. Effective January 1, 2020, that regulation was amended to require operators to eliminate or reduce natural gas leaking or venting associated with a wide variety of equipment and activities in energy development. Under this regulation, new requirements are imposed for facilities detecting leaks and inspecting seals as well as restrictions or prohibitions on the types of equipment used for energy development. Some of these requirements took effect in 2021, with additional requirements set to take effect in 2022. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

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

One of the stated objectives of the Impact Assessment Act was to shorten review times for projects that are subject to review under that Act. However, concerns about lengthy reviews that require substantial information from project proponents remain even after the implementation of the Impact Assessment Act. Our customers operate in the aforementioned industries and could be considering future projects that would be subject to the Impact Assessment Act. To the extent our customers are required to comply with this legislation, it is possible that the uncertainty regarding cost and timelines for navigating the planning, assessment, and decision-making processes may negatively impact our customers' decisions on whether to proceed with those projects.

The Government of Alberta, supported by the governments of Ontario and Saskatchewan, has challenged the constitutionality of the Impact Assessment Act and requested that the federal legislation be invalidated by the Alberta Court of Appeal on the basis that it encroaches on provincial jurisdiction. A decision on that litigation is pending, and it is likely that any decision issued by that Court would be appealed to the Supreme Court of Canada. As a result, there is significant uncertainty about the future application of Canada's federal environmental assessment legislation to our customers.

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

In March 2016, Canada and the Government of the United States jointly announced their intention to take action to reduce methane emissions from the oil and gas sector in an effort to meet their respective INDCs pursuant to the Paris Agreement. For its part, Canada announced its intention to reduce methane emissions from the oil and gas sector by 40-45 percent below 2012 levels by 2025. In 2018, the government introduced the Regulations Respecting Reduction in the Release of Methane and Certain Volatile Organic Compounds (Upstream Oil and Gas Sector) (Federal Methane Regulations) to implement its methane commitment. The Federal Methane Regulations impose various quantity-based limits on the venting of natural gas (or in the case of well completions involving hydraulic fracturing, a ban on such venting) and include associated conservation, measurement, inspection and corrective action requirements. Certain requirements of the Federal Methane Regulations came into effect January 1, 2020, with others deferred until January 1, 2023. These requirements may result in additional costs or liabilities for our customers’ operations.

In 2018, the federal government enacted the Greenhouse Gas Pollution Pricing Act (GGPPA), which came into force on January 1, 2019. This regime has two parts: an output-based pricing system for large industry and a regulatory fuel charge. This system serves as a "backstop" and applies in provinces and territories that request it and in those that do not have their own emissions pricing systems in place that meet the federal standards. This ensures that there is a uniform price on emissions across the country. Under current federal plans, this price will escalate by $10 per year until it reaches a price of $50/tonne of CO2e in 2022. On December 11, 2020, however, the federal government announced its intention to continue the annual price increases beyond 2022, such that, commencing in 2023, the benchmark price per tonne of CO2e will increase by $15 per year until it reaches $170/tonne of CO2e in 2030. Starting April 1, 2021, the minimum price permissible under the GGPPA is $40/tonne of CO2e.

Alberta, Saskatchewan, and Ontario challenged the constitutionality of the GGPPA through separate proceedings in their respective Courts of Appeal. Following split decisions by the provincial appellate courts, the appeals were consolidated and heard by Supreme Court of Canada. On March 5, 2021, the Supreme Court issued its decision upholding the GGPPA as a valid exercise of federal legislative jurisdiction.

On November 19, 2020, the federal government introduced the Canadian Net-Zero Emissions Accountability Act in Parliament. That Act was passed by Parliament and received Royal Assent on June 29, 2021 and binds the Government of Canada to a process intended to help Canada achieve net-zero emissions by 2050. It also establishes rolling five-year emissions-reduction targets and requires the government to develop plans to reach each target. The federal government is required to support those efforts by creating a Net-Zero Advisory Body and by publishing annual reports that describe how departments and Crown corporations are considering the financial risks and opportunities of climate change in their decision-making.

At the 26th Conference of the Parties to the UNFCCC (COP 26), held in Glasgow between October 31 and November 13, 2021, Canada presented a strengthened climate plan and committed to an enhanced emissions reduction target of between 40 and 45 percent below 2005 levels by 2030. Following a 2021 federal election, the Government of Canada delivered a new Throne Speech in November 2021 which reiterated its intent to take action that would "go further, faster" to fight climate change. Among other things, the federal government pledged to cap and cut oil and gas sector emissions while accelerating on the path to 100 percent net zero electricity. Details on the implementation of these policy commitments evolve over time and are likely to continue to do so for the foreseeable future. To the extent acting on Canada's COP 26 commitments results in additional legislative or executive action, such action could result in additional costs or liabilities for our customers’ operations.

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

In Alberta, the previous provincial government's Climate Leadership Plan (CLP), was launched in November 2015. This framework was approved as meeting the GGPPA benchmark and exempting Alberta from the federal backstop. Among other things, the CLP proposed a framework for managing GHG emissions by reducing greenhouse gas emissions, relative to total production from facilities that emit over 100,000 tons of carbon dioxide equivalent per year. The details of this framework were set out in legislation and regulations issued after the CLP. The previous Alberta government then passed the Climate Leadership Act (CLA), implementing the broad economy-wide levy on GHG emissions, subject to limited exceptions as well as the Oil Sands Emissions Limit Act, which imposes a 100 mega-ton annual limit on GHG emissions from oil sands sites and made the Carbon Competitiveness Incentive Regulation (CCIR) aimed at reducing emissions from large industrial emitters.

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

While the current Alberta government eliminated the provincially-imposed economy-wide levy on GHG emissions, facilities that emit more than 100,000 tons of GHG emissions in a calendar year continue to be subject to regulations that impose costs on those emissions. In particular, the current government replaced the CCIR with a new Technology Innovation and Emissions Reduction Regulation (TIER Regulation), which took effect on January 1, 2020. Under the TIER Regulation, emissions from each facility are compared to either an industry-wide benchmark or a facility-specific benchmark. Facilities with emissions that exceed the industry-wide benchmark or facility-specific benchmark, as applicable, must rely on one or more of the compliance options established by the TIER Regulation. The compliance options under the TIER Regulation are substantially the same as those which existed under the CCIR. Those facilities regulated under the CCIR were previously exempt from the Alberta-wide levy. Similarly, the federal government announced in December 2019 that those activities regulated under TIER would not be subject to the federal backstop. As noted, the federal backstop carbon price is expected to increase annually between 2021 and 2030. In order to remain "equivalent" to the federal backstop, it is likely that the per tonne cost of carbon emissions in Alberta will need to increase at the same or similar pace. The direct and indirect costs of these regulatory changes may adversely affect our operations and financial results as well as those of our customers with whom we conduct business.

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

Abandonment and Remediation of Oil and Gas Infrastructure

As the lifecycle regulator for energy resource activities, the AER oversees closure requirements, including the abandonment and reclamation of wells, well sites, facilities, facility sites, and pipelines. Historically, the AER discharged this role through its Liability Management Rating Program (AB LMR Program). The AB LMR Program relied on the ratio of a company's assets and liabilities (Liability Management Ratio or LMR) to assess whether the company would be able to address closure obligations. Where a company's liabilities exceeded their assets (resulting in a LMR of less than 1.0), the AER could require the company to post security to bring the ratio to 1.0. The AB LMR Program was developed during a period of rapid growth in the province when companies were focused on well and infrastructure expansion. In recent years, it became clear that the LMR Program needed to be updated to reflect declining production and aging infrastructure.

As a result of the Supreme Court of Canada's decision in Orphan Well Association v Grant Thornton (also known as the Redwater decision), receivers and trustees can no longer avoid the AER's legislated authority to impose abandonment orders against licensees or to require a licensee to pay a security deposit before approving a license transfer when any such licensee is subject to formal insolvency proceedings. This means that insolvent estates can no longer disclaim assets that have reached the end of their productive lives (and therefore represent a net liability) in order to deal primarily with the remaining productive and valuable assets without first satisfying any abandonment and reclamation obligations associated with the insolvent estate's assets. In April 2020, the Government of Alberta passed the Liabilities Management Statutes Amendment Act, which places the burden of a defunct licensee's abandonment and reclamation obligations first on the defunct licensee's working interest partners, and second, the AER may order the orphan fund (Orphan Fund) established under the Oil and Gas Conservation Act (OGCA) to assume care and custody and accelerate the clean-up of wells or sites which do not have a responsible owner. These changes will come into force on proclamation.

As a result of the changing landscape and new direction from the Redwater decision, in July 2020, the Government of Alberta began implementing changes to its liability management policy. In particular, in July 2020, the Province released a new Liability Management Framework (AB LMF) which includes a series of mechanisms and requirements to improve and expedite reclamation efforts and to require industry to better manage clean-up of oil and gas wells, pipelines and facilities. Notably, the AB LMF provided policy direction allowing the AER to take "Licensee Special Action" to assist operators in managing their assets and maintaining operations under certain circumstances.

The Government of Alberta followed the announcement of the AB LMF with amendments to the Oil and Gas Conservation Rules and the Pipeline Rules in late 2020. The changes to these rules fall into three broad categories: (i) they introduce "closure" as a defined term, which captures both abandonment and reclamation; (ii) they expand the AER's authority to initiate and supervise closure; and (iii) they permit qualifying third parties on whose property wells or facilities are located to request that licensees prepare a closure plan.

The AB LMF provided Government of Alberta policy direction on managing energy sector closure requirements. The AER implements and administers that policy through directives. In April 2021, the AER made changes to Directive 067: Eligibility Requirements for Acquiring and Holding Energy Licenses and Approvals (Directive 067) in order to increase scrutiny the AER applies to ensure that authorization for oil and gas development is only granted to responsible parties. Those changes include additional requirements for industry to provide updated financial information when making certain applications to the AER and throughout the energy development lifecycle. As a result of the changes to Directive 067, the AER may revoke or restrict a company's eligibility to hold AER licenses if the AER determines that the licensee poses an "unreasonable risk", taking into account a broad range of financial and operational considerations.

In December 2021, the AER published a new Directive 088: Licensee Life-Cycle Management (Directive 088) and supporting guidance information to further support implementing the AB LMF. Among other things, Directive 088 establishes the AER's authority to conduct a holistic licensee assessment to inform regulatory decisions about a given licensee, including by conducting a "Licensee Capability Assessment." Directive 088 also establishes the Licensee Management Program contemplated in the AB LMF which enables the AER to proactively monitor licensees to identify those at risk of not meeting their regulatory obligations and to use appropriate regulatory tools to address that risk. Finally, Directive 088 establishes the Inventory Reduction Program and allows the AER to set licensee-specific and industry-wide closure targets.

Complementing the AB LMF Program and associated directives, Alberta's OGCA establishes an orphan fund (Orphan Fund) to help pay the costs to suspend, abandon, remediate and reclaim a well, facility or pipeline included in the AB LMR Program if a licensee or working interest participant becomes insolvent or is unable to meet its obligations. The Orphan Fund was originally conceived to be bankrolled by licensees in the AB LMR Program who contribute to a levy administered by the AER. However, given the increase in orphaned oil and natural gas assets, the Government of Alberta has loaned the Orphan Fund approximately $335 million to carry out abandonment and reclamation work. In response to the COVID-19 pandemic, the Government of Alberta also covered $113 million in levy payments that licensees would otherwise have owed to the Orphan Fund, corresponding to the levy payments due for the first six months of the AER's fiscal year. A separate orphan levy applies to persons holding licenses for large facilities. Collectively, these programs, the AB LMF, and associated directives are designed to minimize the risk to the Orphan Fund posed by the unfunded liabilities of licensees and to prevent the taxpayers of Alberta from incurring costs to suspend, abandon, remediate and reclaim wells, facilities or pipelines.

These and any other changes to the AER's approach to manages closure requirements for energy resource activities may result in additional costs or liabilities for our customers’ operations.

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

U.S. Environmental Regulations

The Clean Water Act, as amended, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the U.S. Environmental Protection Agency (EPA) or authorized state agencies.  The EPA published a final rule outlining its position on the federal jurisdictional reach over waters of the U.S. in June 2015. However, the EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule in 2020. The Navigable Waters Protection Rule defined what waters qualify as navigable waters of the United States and are under Clean Water Act jurisdiction and has generally been viewed as narrowing the scope of waters of the United States as compared to the 2015 rule. Litigation in multiple federal district courts is currently challenging the rescission of the 2015 rule and the promulgation of the Navigable Waters Protection Rule. On December 7, 2021, the U.S. EPA and the Department of the Army (the agencies) announced a proposed rule to revise the definition of “waters of the United States.” The agencies propose to put back into place the pre-2015 definition of “waters of the United States,” updated to reflect consideration of Supreme Court decisions. The public comment period on the proposed rule closed on February 7, 2022. On January 24, 2022, the Supreme Court agreed to consider the jurisdictional reach of the Clean Water Act again in Sackett v. EPA.

Many of our U.S. properties and operations require permits for discharges of wastewater and/or storm water, and we have developed a system for securing and maintaining these permits. In April 2020, a Montana federal judge vacated the U.S. Army Corps of Engineers (Corps) Nationwide Permit (NWP) 12 and enjoined the Corps from authorizing any dredge or fill activities under NWP 12 until the agency completed formal consultation with U.S. Fish and Wildlife Service (USFWS) under Endangered Species Act (ESA) regarding NWP 12 generally. The court later revised its order to vacate NWP 12 only as it relates to the construction of new oil and gas pipelines, and that order was partially vacated by the Ninth Circuit Court of Appeals as moot based on the Corps’ re-issuance of NWPs in 2021. In re-issuing NWP-12 in 2021, the Corps again elected not to consult with USFWS. Environmental groups have already challenged the re-issued NWP-12 in federal court. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1999, as amended, require the development and implementation of spill prevention and response plans and impose liability for the remedial costs and associated damages arising out of any unauthorized discharges.

GHG Emissions

The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including, offshore and onshore oil and natural gas production facilities, on an annual basis. In October 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting requirements. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. In addition, the EPA has finalized new regulations that would further restrict GHG emissions, such as new standards for methane and volatile organic compound (VOC) emissions from new and modified oil and gas sources, which the EPA published in June 2016. On September 11, 2018, the EPA proposed targeted improvements to the rule, including amendments to the rule’s fugitive emissions monitoring requirements, and is in the process of finalizing the amendments. Separately, in 2020, the EPA rescinded methane and volatile organic compound emissions standards for new and modified oil and gas transmission and storage infrastructure, as well as methane limits for new and modified oil and gas production and processing equipment. The EPA also relaxed requirements for oil and gas operators to monitor emissions leaks. In November 2021, the EPA proposed new NSPS updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry.

Additionally, in November 2016, the Bureau of Land Management (BLM) issued new regulations to reduce “waste” of natural gas, of which methane is a primary constituent, from venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian lands. In 2018, the BLM announced a revised rule which scaled back the waste-prevention requirements of the 2016 rule. This revised rule was vacated by a California federal district court in 2020, a decision which BLM has appealed to the Ninth Circuit Court of Appeals. Furthermore, separately, in October 2020, the federal district court of Wyoming vacated the original 2016 rule. This litigation is ongoing and future implementation of the BLM rules, and the Biden Administration’s reaction, is uncertain at this time.

In October 2015, the EPA finalized the Clean Power Plan (CPP), which imposes additional obligations on the power generation sector to reduce GHG emissions. In August 2019, the EPA finalized the repeal of the 2015 regulations and replaced them with the Affordable Clean Energy rule (ACE), which designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. In 2021, the U.S. Court of Appeals for the District of Columbia struck down the ACE rule, but did not reinstate the former CPP regulation. The power of EPA to reissue the CPP under Section 111(d) of the CAA will be decided by the Supreme Court in 2022. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

While the U.S. Congress has, from time to time, considered legislation to reduce emissions of GHGs, in recent years, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level. In the absence of federal climate legislation in the U.S., a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions, including cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. The U.S. participated in the creation of the Paris Agreement at COP 21 in December 2015. Although the U.S. had withdrawn from the Paris Agreement, in November 2020, the Biden administration officially reentered the U.S. into the agreement in February 2021. In addition, the Biden Administration has issued multiple executive orders pertaining to environmental regulations and climate change, including the Executive Order on Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis and Executive Order on Tackling the Climate Crisis at Home and Abroad. In the latter executive order, President Biden established climate change as a primary foreign policy and national security consideration, affirmed that achieving net-zero greenhouse gas emissions by or before midcentury is a critical priority, affirmed the Biden Administration’s desire to establish the U.S. as a leader in addressing climate change, generally further integrated climate change and environmental justice considerations into government agencies’ decision making, and eliminated fossil fuel subsidies, among other measures. Under the Paris Agreement, the Biden Administration has committed the U.S. to reducing its greenhouse gas emissions by 50% to 52% from 2005 levels by 2030. In November 2021, the U.S. and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of clean energy.

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
Hydraulic fracturing is an important and common practice in the oil and gas industry. The process involves the injection of water, sand and chemicals under pressure into a formation to fracture the surrounding rock and stimulate production of hydrocarbons. Certain environmental advocacy groups and regulatory agencies have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process, and have made claims that hydraulic fracturing techniques are harmful to surface water and drinking water resources and may cause earthquakes. Various governmental entities (within and outside the U.S.) are in the process of studying, restricting, regulating or preparing to regulate hydraulic fracturing, directly or indirectly.
In the U.S., the EPA already regulates certain hydraulic fracturing operations involving diesel under the Underground Injection Control program of the federal Safe Drinking Water Act. Additionally, in 2016, the federal Bureau of Land Management (BLM) under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing activities on federal lands, including requirements for chemical disclosure, well bore integrity, and handling of flowback water. However, in late 2018, the BLM under the Trump Administration published a final rule rescinding the 2016 final rule. Litigation challenging the BLM's 2016 final rule as well as the 2018 final rule rescinding the 2016 rule has been pursued by various states, industry and environmental groups.
States and local governments may also seek to limit hydraulic fracturing activities through time, place, and manner restrictions on operations or ban the process altogether. The adoption of legislation or regulatory programs that restrict hydraulic fracturing could adversely affect, reduce or delay well drilling and completion activities, increase the cost of drilling and production, and thereby reduce demand for our services. There also exists the potential for the Biden Administration to pursue new or amended laws, regulations, executive actions and other regulatory initiatives that could impose more stringent restrictions on hydraulic fracturing, including potential restrictions on hydraulic fracturing by banning new oil and gas permitting on federal lands. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

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

Risks in this section are grouped by category. Many risks affect more than one category and the risks are not in order of significance or probability of occurrence because they have been grouped by categories.

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

•Risks Related to Our Macroeconomic-Business Environment
◦Certain of our customers’ spending may be directly, and our business may be indirectly, affected by volatile or low oil, metallurgical (met) coal, natural gas or iron ore prices or unsuccessful exploration results.
◦The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations remains uncertain.

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
◦Our operations may suffer due to over-capacity of certain types of accommodations assets in certain regions.
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
◦We may be subject to risks associated with the transportation, installation and demobilization of mobile accommodations.
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

◦The cyclical nature of our business and a severe prolonged downturn has, and could in the future, negatively affect the value of our long-lived assets and our goodwill.
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

•Risks Related to Our Structure
◦We are subject to various Canadian, Australian and other taxes.
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

Risk Factors:

Risks Related to Our Macroeconomic-Business Environment

Certain of our customers’ spending may be directly, and our business may be indirectly, affected by volatile or low oil, met coal, natural gas or iron ore prices or unsuccessful exploration results.

Demand for our services is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, natural resources companies. Our business typically supports customer projects that are capital intensive and require several years to generate first production with production lasting for decades. The economic analyses conducted by our customers in oil sands, Australian mining and liquefied natural gas (LNG) investment areas have historically assumed a relatively conservative longer-term price outlook for production from such projects to determine economic viability. The willingness of natural resources companies to explore, develop and produce depends largely upon the availability of attractive resource prospects and the prevailing view of future commodity prices, and expenditures by our natural resources customers generally lag changes in commodity prices by at least three to six months.

Prices for oil, met coal, LNG, natural gas and other natural resources are subject to large fluctuations in response to changes in global supply of and demand for these commodities. Global oil prices dropped to historically low levels in April 2020 due to severely reduced global oil demand, the resulting high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. While commodity prices have recovered from the low levels observed during 2020, commodity prices continue to be volatile. Other factors beyond our control that affect commodity prices include:

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
•global reduction in demand for fossil fuels due to international efforts to address climate change;
•rapid technological change and the timing and extent of energy resource development, including hydraulic fracturing of horizontally drilled wells in shale discoveries and LNG;
•development, commercialization, availability and economics of alternative fuels; and
•government, tax and environmental regulation, including climate change legislation and clean energy policies.

In 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production. However, in December 2020, monthly production limits were put on hold until further notice, allowing operators to produce freely at their discretion while the government monitors production and inventory levels. As of February 22, 2022, the West Texas Intermediate (WTI) price was $92.35 and the Western Canadian Select (WCS) price was $79.12, resulting in a discount (WCS Differential) at which WCS trades relative to WTI of $13.23. Should the price of WTI decline or the WCS discount to WTI widen further, our oil sands customers may delay or eliminate additional investments, further reduce their spending in the oil sands region or curtail or shut-down additional existing operations.

In today's environment, following the extreme global oil demand destruction in 2020 due to the initial spread of COVID-19, our customers in North America have changed their spending and production plans and have reduced or deferred, and may continue to reduce or defer, major expenditures. As global oil demand recovered throughout 2021 from the depressed levels experienced in 2020, customers have increased production activity. However, commodity price volatility, continued uncertainty about the ongoing impact of COVID-19, and regulatory complications could cause our customers to reduce production, delay expansionary and maintenance spending and defer additional investments.

The effects of the COVID-19 pandemic have materially affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations remains uncertain.

The outbreak of COVID-19 has adversely impacted and continues to impact worldwide economic activity, including natural resources companies in Canada, Australia and the U.S. The actions taken by governments and the private-sector to mitigate the spread of COVID-19 and the risk of infection, including government-imposed or voluntary social distancing and quarantining, reduced travel and remote work policies, have evolved with the introduction of vaccination efforts, and may continue to evolve as the surfacing of virus variants has added a degree of uncertainty to the continuing global impact of COVID-19. We have experienced, and expect to continue to experience, some resulting disruptions and increased costs to our business as a result of the measures we have set in place to comply with governmental regulations and customer policies related to COVID-19. These measures, which help ensure the health and well-being of our employees, guests and contractors, include screening of individuals that enter our facilities, social distancing practices, enhanced cleaning and deep sanitization, the suspension of nonessential employee travel and implementation of work-from-home policies.

The ultimate extent of the impact of COVID-19 on our business, financial condition and results of operations will depend largely on any resurgence in infections, whether due to the spread of any variants of the virus or otherwise, and the related impact on the natural resources industry and the impact of continued governmental actions designed to prevent the spread of COVID-19. We continue to closely monitor the COVID-19 situation, but as long as the pandemic continues, our employees will continue to be exposed to health risks, and we could be negatively impacted in the future if a significant number of our employees, or employees who perform critical functions, become ill, quarantine as a result of exposure to COVID-19 or do not comply with vaccination programs.

Risks Related to Our Customers

Our customers and their operations are exposed to a number of unique operating risks and challenges which could also adversely affect us.

We could be materially adversely affected by disruptions to our customers’ operations. The price of and demand for natural resources produced by our customers may impact their desire and/or ability to continue producing existing projects or start new projects. Customers may also experience unexpected problems, higher costs or delays in commencing or developing a project. Additionally, the willingness of natural resources companies to explore, develop and produce may be impacted by pressures to limit increases in capital spending generally and on met coal and hydrocarbons in particular, as well as by cost overruns on past and current projects, which could adversely impact demand for our services. Operating risks and challenges our customers face, which may ultimately affect their need for the accommodations and services we provide, include:

•commodity price volatility;
•unforeseen and adverse geological, geotechnical, seismic and mining conditions;
•lack of availability or failure of the required infrastructure, including sourcing sufficient water or power, necessary to maintain or to expand their operations;
•the breakdown or shortage of equipment and labor necessary to maintain their operations;
•capital project cost overruns and cost inflation;
•risks associated with the natural resources industry being subject to laws and regulations, including those governing air and greenhouse gas emissions, as well as various regulatory approvals, including a government agency failing to grant an approval or failing to renew an existing approval, or the approval or renewal not being provided by the government agency in a timely manner or the government agency granting or renewing an approval subject to materially onerous conditions;
•risks to land titles, mining titles and use thereof as a result of native title claims;
•claims by persons living in close proximity to mining projects, which may have an impact on the consents granted; and
•interruptions to the operations of our customers caused by governmental action, industrial accidents, disputes or public health emergencies.

We depend on several significant customers.

We depend on several significant customers, including customers that operate in the natural resources industry. The loss of any one of our largest customers in any of our business segments or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations. In addition, the concentration of customers in the natural resources industry may impact our overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in economic and industry conditions. With low and/or volatile oil and gas prices, some of our customers may face liquidity issues, which could impair their ability to pay or otherwise perform on their obligations. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. For a more detailed explanation of our customers, see “Business” in Item 1 of this annual report.

Our failure to retain our current customers, renew our existing customer contracts and obtain new customer contracts, or the termination of existing contracts, could adversely affect our business.

Our success depends on our ability to retain our current customers, renew or replace our existing customer contracts and obtain new business. Our ability to do so generally depends on a variety of factors, including overall customer expenditure levels and the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We cannot assure you that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing, or at all, or that our current customers will not turn to competitors, cease operations, elect to (1) utilize their own, on-site accommodations or (2) terminate contracts with us.

Our business is contract intensive and we are party to many contracts with customers. Due to the current volatile commodity price environment, our customers may not renew contracts on terms favorable to us or, in some cases, at all, and we may have difficulty obtaining new business. Several contracts have clauses that allow termination upon the payment of a termination fee. As a result, our customers may choose to terminate their contracts. The likelihood that a customer may seek to terminate a contract is increased during periods of market volatility like those we are currently experiencing. Additionally, our exclusivity contracts do not include minimum room commitments, so we receive payment only if the customer utilizes our services. Finally, while we periodically review our compliance with contract terms and provisions, if customers were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests, including customers withholding payments or modification of payment terms, could negatively affect sales and operating results. Customer contract cancellations, reduced customer utilization, the failure to renew a significant number of our existing contracts or the failure to obtain new business would have a material adverse effect on our business and results of operations.

Due to the significant geographic concentration of our business, adverse events in areas where we operate could negatively impact our business, and our geographic concentration could limit the number of customers seeking our services.

Because of the concentration of our business in the oil sands region of Alberta, Canada and in the coal producing, Bowen Basin region of Queensland, Australia, two relatively small geographic areas, we have increased exposure to political, regulatory, environmental, labor, climate or natural disasters such as forest fires or flooding, events or developments that could disproportionately impact our operations and financial results. For example, in 2011 and 2017, cyclones and resulting flooding threatened our villages in Australia. Similarly, in 2011 and 2016, forest fires in northern Alberta impacted areas near our Canadian oil sands lodges. Moreover, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. Many of the areas in which we operate are very remote with limited local supplies and any significant adverse events such as those discussed above could impact our ability to obtain good or services and personnel.

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

Our business and growth strategies depend in large part on customers outsourcing some or all of the services that we provide. Many natural resources companies in our core markets own their own accommodations facilities, while others outsource all or part of their accommodations requirements. Customers have largely built their own accommodations in the past but will outsource for additional capacity or if they perceive that outsourcing may provide quality services at a lower overall cost or allow them to accelerate the timing of their projects. We cannot be certain that these customer preferences will continue or that customers that have previously outsourced accommodations will not decide to perform these functions themselves or only outsource accommodations during the development or construction phases of their projects. In addition, labor unions representing customer employees and contractors have, in the past, opposed outsourcing accommodations to the extent that the unions believe that third-party accommodations negatively impact union membership and recruiting. The reversal or reduction in customer outsourcing of accommodations could negatively impact our financial results and growth prospects.

Risks Related to Our Operations

We operate in a highly competitive industry, and if we fail to compete effectively, our business will suffer.

The workforce accommodations and hospitality industry in which we operate is highly competitive. To be successful, we must provide hospitality services that meet the specific needs of our customers at competitive prices. The principal competitive factors in the markets in which we operate are service quality, availability, price, location, technical knowledge and experience and safety performance. We compete with international and regional competitors, several of which are significantly larger than us. These competitors offer similar services in the geographic regions in which we operate. Many natural resources companies in our core markets own their own accommodations facilities and outsource their service requirements, while others outsource all or part of their accommodations requirements. As a result of competition, we may be unable to continue to provide our present services, to provide such services at historical operating margins or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Reduced levels of activity in the workforce accommodation industry can intensify competition and result in lower revenue to us.

Our operations may suffer due to over-capacity of certain types of accommodations assets in certain regions.

The demand for and/or pricing of rooms and accommodation services is subject to the overall availability of rooms in a region. If demand for our assets were to decrease, or to the extent that we and our competitors have capacity in excess of current demand, we may encounter decreased pricing for, or utilization of, our assets and services, which could adversely impact our operations and profits. The recent economic disruption caused by COVID-19 and the decline in the price of and demand for oil negatively impacted customer activity in the Canadian oil sands and our U.S. business. In 2020, we experienced a decrease in customer demand for accommodations in those areas, and experienced a corresponding decrease in our occupancy and profitability. As oil prices and demand increased in 2021, customer activity began recovering in both regions, increasing our occupancy and profitability, albeit not to pre-COVID activity levels.

Increased operating costs and limited cost recovery through pricing or contract terms may constrain our ability to make a profit.

Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages and other labor related expenses, insurance, fuel and utilities, especially to the extent we are unable to recover such increased costs through increases in the prices for our services, due to one or more of general economic conditions, competitive conditions or contractual provisions in our customer contracts. For example, substantial increases in the cost of fuel and utilities have historically resulted in cost increases in our lodges and villages.

From time to time, we have experienced increases in our food costs. While we believe a portion of these increases were attributable to fuel prices, we believe the increases also resulted from rising global food demand. In addition, food prices can fluctuate as a result of foreign exchange rates and temporary changes in supply, including as a result of incidences of wildfires or severe weather such as droughts, heavy rains and late freezes, or other climate effects.

A shortage of skilled labor could also result in higher wages due to more expensive temporary hire labor resources that would increase our labor costs, which could negatively affect our profitability. Since the COVID-19 pandemic began, we have been impacted by increased staff costs as a result of hospitality labor shortages in Australia. This has been exacerbated by state and international border closures due to COVID-19. Border closures have affected the number of staff available, which has subsequently led to an increased reliance on more expensive temporary labor hire resources and has negatively affected our profitability.

While our multi-year contracts often provide for annual escalation in our room rates for food, labor and utility inflation, we may be unable to fully recover costs and such increases would negatively impact our profitability on contracts that do not contain such inflation protections.

Employee and customer labor problems could adversely affect us.

Our business is labor intensive requiring a significant number of employees to perform housekeeping, janitorial and food services functions at our locations or locations that we manage. As our operations grow or our occupancy increases, we require additional staff to take care of our guests at a standard we deem appropriate and to operate safely. If we are unable to hire a sufficient labor force, we could be required to increase wages or use temporary labor at a higher cost and reduced efficiency. We have experienced, and expect to continue to experience, a shortage of labor for certain functions, in part due to concerns around COVID-19, which has increased our labor costs and negatively impacted our profitability. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including the continuing effect of the COVID-19 pandemic, vaccine mandates that have been or may be announced in jurisdictions in which our businesses operate, availability of qualified persons in the markets where we and our contracted service providers operate, unemployment levels within these markets and our reputation within the labor market. Inefficient operations or further increased labor costs resulting from these labor market challenges could negatively impact our profitability and could damage our reputation with our customers.
Additionally, as of December 31, 2021, we were party to collective bargaining agreements covering 1,071 employees in Canada and 617 employees in Australia. Efforts have been made from time to time to unionize other portions of our workforce. In addition, our facilities serving oil sands development work in Northern Alberta, Canada and mining operations in Australia house both union and non-union customer employees. We have not experienced strikes, work stoppages or other slowdowns in the past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations or adversely impact our reputation, which could adversely affect our business and results of operations. Additional unionization efforts and new collective bargaining agreements also could materially increase our costs or limit our flexibility. Collective bargaining agreements in our Canadian operations have individual expiration dates, but in no case extend beyond 2024. Enterprise bargaining agreements in our Australian operations cover certain employees working at our villages in Queensland, New South Wales and Western Australia, as well as certain employees working at our integrated services customer owned sites in Western Australia. These agreements either have individual expiration dates or continue until either party seeks to have such agreement cancelled, but in no case extend beyond 2024.

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

The majority of our major Canadian lodges are located on land subject to provincial leases. Accordingly, while we own the accommodations assets, we only own a leasehold in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, our leases generally have an initial term of ten years and will expire between 2022 and 2028 unless extended. Unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site. As of December 31, 2021, we had an asset retirement obligation (ARO) liability on our balance sheet of $13.7 million. Consistent with U.S. generally accepted accounting principles (U.S. GAAP), this liability is the estimated present value of the amount of required asset removal and site remediation costs related to the retirement of assets at these locations. Should the remediation requirement be accelerated, our near term cash obligation could be significantly larger than the liability currently on our balance sheet and could negatively impact our cash flows and liquidity.

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

Our operations are directly affected by seasonal differences in weather in the areas in which we operate, most notably in Canada and Australia, and, to a lesser extent, in the Permian Basin. A portion of our Canadian operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and our ability to provide services in the second quarter. During the Australian rainy season, generally between the months of November and April, our operations in Queensland and the northern parts of Western Australia can be affected by cyclones, monsoons and resultant flooding. Severe winter weather conditions in the Permian Basin of the United States can restrict access to work areas for our customers. Additionally, the areas in which we operate are susceptible to wildfires. Finally, global climate change may result in certain of these adverse weather conditions occurring more frequently or with greater intensity. If any of these conditions occur, our operations could be interrupted and our earnings may be adversely impacted.

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

We specialize in providing hospitality services for workforces in remote areas which often lack the infrastructure typically available in nearby towns and cities. If permanent towns, cities and municipal infrastructure develop, grow or otherwise become available in the oil sands region of northern Alberta, Canada, the west coast of British Columbia or regions of Australia where we operate, then demand for our hospitality services could decrease as customer employees move to the region and choose to utilize permanent housing and food services.

We may be subject to risks associated with the transportation, installation and demobilization of mobile accommodations.

In connection with our Canadian and U.S. businesses, we currently have several contracts to transport and install modular, skid-mounted accommodations and central facilities that can be quickly configured to serve a multitude of short to medium-term accommodation needs. In connection with the transportation and installation of these facilities, we may be exposed to various risks, including:

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

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable or hold them for ransom; threats to the safety of our employees; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, competitive position, financial position, results of operations or cash flows. In addition, such events could result in litigation, regulatory action and potential liability, including liability under laws that protect the privacy of personal information, as well as the costs and operational consequences of implementing further data protection measures.

Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, ransomware attacks and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of or denial of access to confidential or otherwise protected information and corruption of data. We have experienced, and expect to continue to confront, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information technology systems and networks. While we have not experienced a material incident to date, a material cyber-incident could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

As of December 31, 2021, we had approximately $63.1 million outstanding under the term loan portion of our Syndicated Facility Agreement (Credit Agreement), $112.0 million outstanding under the revolving portion of the Credit Agreement, $1.4 million of outstanding letters of credit and capacity to borrow an additional $86.5 million under the revolving portion of the Credit Agreement. If market or other economic conditions remain depressed or further deteriorate, our borrowing capacity may be reduced.

Our Credit Agreement contains, and any future indebtedness we incur may contain, a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to, among other things, borrow funds, dispose of assets, pay dividends and make certain investments. In addition, these covenants also may limit our ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general or otherwise conduct necessary corporate activities. Our ability to comply with these covenants may be affected by events beyond our control. Declines in commodity prices, or a prolonged period of commodity prices at depressed levels, could eventually result in our failing to meet one or more of the financial covenants under the Credit Agreement, which could require us to refinance or amend such obligations resulting in the payment of consent fees or higher interest rates, or require us to raise additional capital at an inopportune time or on terms not favorable to us.

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

Our reporting currency is the U.S. dollar, and we are exposed to currency exchange risk primarily between the U.S. dollar and the Canadian and Australian dollars. For the year ended December 31, 2021, 96% of our revenues originated from subsidiaries outside of the U.S. and were denominated in either the Canadian dollar or the Australian dollar. As a result, a material decrease in the value of these currencies relative to the U.S. dollar has had, and may have in the future, a negative impact on our reported revenues, net income, financial condition and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition and results of operations. We may attempt to limit the risks of currency fluctuation where possible by entering into financial instruments to protect against foreign currency exposure, but, to date, we have not entered into any foreign currency financial instruments. Our efforts to limit exchange risks may be unsuccessful, thereby exposing us to foreign currency fluctuations that could cause our results of operations, financial condition and cash flows to deteriorate.

The cyclical nature of our business and a severe prolonged downturn has, and could in the future, negatively affect the value of our long-lived assets and our goodwill.

We recorded impairments of our long-lived assets of $7.9 million, $50.5 million and $6.2 million in 2021, 2020 and 2019, respectively. We also recorded goodwill impairments of $93.6 million and $19.9 million in 2020 and 2019, respectively. As of December 31, 2021, goodwill at our Australian reporting unit represented 1% of total assets, or $8.2 million.

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

A significant portion of our revenue is attributable to operations in Canada and Australia. These activities accounted for 96% of our consolidated revenue in the year ended December 31, 2021. Risks associated with our operations in Canada and Australia include, but are not limited to, (1) different taxing regimes; (2) changing political conditions at the federal, provincial or state level; (3) changing international and U.S. monetary policies; and (4) regional economic downturns.

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

All of our operations are significantly affected by stringent and complex foreign, federal, provincial, state and local laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental protection. We could be exposed to liabilities for cleanup costs, natural resource damages and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third-parties. There is inherent risk of environmental costs and liabilities in our business as a result of historical industry operations and waste disposal practices, which include air emissions and waste water discharges as well as our handling of petroleum hydrocarbons related to our operations. Certain environmental statutes impose joint and several strict liability for these costs. For example, an accidental release by us in the performance of services at one of our or our customers’ sites could subject us to substantial liabilities arising from environmental cleanup, restoration costs and natural resource damages, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. We may not be able to recover some or any of these costs from insurance.

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

Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels. There are a number of legislative and regulatory proposals to address greenhouse gas emissions, including increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting, and incentives for renewable energy, which are in various phases of discussion or implementation. Moreover, such legislation, regulations and proposals are subject to frequent change by regulatory authorities, including in connection with the change in the U.S. federal administration in January 2021. The outcome of Canadian, Australian and U.S. federal, regional, provincial and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could both (1) directly impact us due to increased costs associated with our operations, and (2) indirectly impact us due to increased costs of and/or reduced demand for our customers' operations, and resulting reduced demand for our services.

Any adoption of these or similar proposals by Canadian, Australian or U.S. federal, regional, provincial, state or local governments mandating a substantial reduction in greenhouse gas emissions could have far-reaching and significant impacts on the energy industry, including negatively impacting the price of oil relative to other energy sources, reducing demand for hydrocarbons and other minerals or limiting drilling or mining in the areas in which we operate. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business or demand for our services. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital.

See Item 1. “Business - Government Regulation” of this annual report for a more detailed description of our climate-change related risks.

Risks Related to Our Common Shares

The market price and trading volume of our common shares may be volatile.

The market price of our common shares has historically experienced and may continue to experience volatility. For example, during 2021, the market price of our common shares ranged from a low of $13.09 per share to a high of $25.28 per share. The market price of our common shares may be influenced by many factors, some of which are beyond our control, including those described above and the following:

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
•trading volume of our common shares;
•future sales of our common shares or other securities by us, members of our management team or our existing shareholders; and
•investor perceptions of the investment opportunity associated with our industry or common shares relative to other investment alternatives.

These broad market and industry factors may materially reduce the market price of our common shares, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common shares is low. Since the twelve-to-one reverse share split of our common shares on November 19, 2020 through February 25, 2022, our average daily trading volume on the NYSE has been approximately 37,000 shares.

In addition, in recent years the stock market has experienced substantial price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons potentially unrelated to their operating performance. For example, our share price may experience substantial volatility due to uncertainty regarding commodity prices. These market fluctuations, regardless of the cause, may materially and adversely affect our share price, regardless of our operating results. Price volatility may cause the average price at which we repurchase our common shares (see Note 17 – Share Repurchase Program for a discussion of repurchases of our common shares) in a given period to exceed the share price at a given point in time. Furthermore, the trading market for our common shares is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

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

There are material differences between the Business Corporations Act (British Columbia) (BCBCA) as compared to the Delaware General Corporation Law (DGCL). For example, some of these material differences include the following: (1) for material corporate transactions (such as amalgamations, arrangements, the sale of all or substantially all of our undertaking, and other extraordinary corporate transactions), the BCBCA, subject to the provisions of our Articles, generally requires two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote of shareholders for similar material corporate transactions; and (2) under the BCBCA, a holder of 5% or more of our common shares can requisition a general meeting of shareholders for the purpose of transacting any business that may be transacted at a general meeting, whereas the DGCL does not give this right. We cannot predict if investors will find our common shares less attractive because of these material differences. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

Risks Related to Our Structure

We are subject to various Canadian, Australian and other taxes.

Our effective tax rates (including our Canadian and Australian tax rate) are dependent on a variety of factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in jurisdictions in which we operate, currency exchange rate fluctuations (especially between Canadian and U.S. dollars and Australian and U.S. dollars), and significant changes in trade, monetary or fiscal policies of Canada and Australia, including changes in interest rates, withholding taxes, tax treaties and federal and provincial tax rates generally. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of any number of the events or circumstances described in such factors may be (and, in fact, often seem to be) interrelated, and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

Canada’s tax rules under the Income Tax Act (Canada) (the Canadian Tax Act) allow for favorable tax treatment related to the repatriation of certain dividends from foreign affiliates. If it becomes necessary or desirable to repatriate earnings from subsidiaries, repatriating earnings could, in certain circumstances, give rise to the imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned, without our receiving the benefit of any offsetting tax credits, which could adversely impact our effective tax rate and cash flows. These tax rules are complicated and could change over time. Any such changes could have a material impact on our overall tax rate.

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

The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organization for Economic Co-operation and Development (the “OECD”) have recently focused on issues related to the taxation of multinational corporations. For example, the OECD has proposed a two-pillar plan to reform international taxation, with proposals to ensure a fairer distribution of profits among countries and to impose a floor on tax competition through the introduction of a global minimum tax. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis (or both), and any such changes could materially adversely affect us.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table presents information about our principal properties and facilities as of December 31, 2021. Except as indicated, we own all of the properties or facilities listed below. Each of the properties is encumbered by our secured credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 11 – Debt to the notes to consolidated financial statements included in Item 8 of this annual report for additional information concerning our credit facilities. For a discussion about how each of our business segments utilizes its respective properties, see Item 1, “Business” of this annual report.

Location	Approximate Square Footage/Acreage	Description
Canada:
Fort McMurray, Alberta (leased land)	240 acres	Wapasu Creek and Henday Lodges
Fort McMurray, Alberta (leased land)	138 acres	Fort McMurray Village
Fort McMurray, Alberta (leased land)	135 acres	Conklin Lodge
Fort McMurray, Alberta (leased land)	128 acres	Beaver River and Athabasca Lodges
Fort McMurray, Alberta (leased land)	78 acres	McClelland Lake Lodge
Kitimat, British Columbia	59 acres	Sitka Lodge
Fort McMurray, Alberta (leased land and lodges)	58 acres	Hudson and Borealis Lodges
Acheson, Alberta (lease)	40 acres	Office and warehouse
Fort McMurray, Alberta (leased land)	30 acres	Greywolf Lodge
Grimshaw, Alberta (lease)	20 acres	Equipment yard
Fort McMurray, Alberta (leased land)	18 acres	Anzac Lodge
Edmonton, Alberta (lease)	86,376 sq. feet	Office and warehouse
Calgary, Alberta (lease)	7,000 sq. feet	Office
Australia:
Coppabella, Queensland, Australia	192 acres	Coppabella Village
Narrabri, New South Wales, Australia	82 acres	Narrabri Village
Boggabri, New South Wales, Australia	52 acres	Boggabri Village
Dysart, Queensland, Australia	50 acres	Dysart Village
Middlemount, Queensland, Australia	37 acres	Middlemount Village
Karratha, Western Australia, Australia (owned and leased land)	34 acres	Karratha Village
Kambalda, Western Australia, Australia	27 acres	Kambalda Village
Nebo, Queensland, Australia	26 acres	Nebo Village
Moranbah, Queensland, Australia	17 acres	Moranbah Village
Sydney, New South Wales, Australia (lease)	11,518 sq. feet	Office
Perth, Western Australia, Australia (lease)	6,921 sq. feet	Office
Brisbane, Queensland, Australia (lease)	5,543 sq. feet	Office
U.S.:
Houston, Texas (lease)	8,900 sq. feet	Principal executive offices
Sulphur, Louisiana	44 acres	Acadian Acres Lodge and yard
Killdeer, North Dakota	39 acres	Killdeer Lodge
Yukon, Oklahoma (lease)	12 acres	Mobile asset facility and yard
Belle Chasse, Louisiana	10 acres	Manufacturing facility and yard
Carlsbad, New Mexico (lease)	10 acres	Mobile asset facility and yard
Pecos, Texas (lease)	7 acres	Mobile asset facility and yard
Wright, Wyoming (lease)	5 acres	Mobile asset facility and yard
Bloomfield, New Mexico (lease)	2 acres	Mobile asset facility and yard

We also own various undeveloped properties in British Columbia.

We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

Leased land for our lodge properties in Canada refers to land leased from the Alberta government. We also lease land for our Karratha Village from the state government in Australia. Generally, our leases have an initial term of ten years and are scheduled to expire between 2022 and 2028.

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

Holders of Record

As of February 22, 2022, there were 20 holders of record of Civeo common shares.

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

The preferred shares we issued in the Noralta Acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends have been paid in-kind for each quarterly period beginning June 30, 2018 through December 31, 2021, thereby increasing the liquidation preference to $10,776 per share as of December 31, 2021. We currently expect to pay dividends on the preferred shares through an increase in liquidation preference rather than cash until they mandatorily convert to Civeo common shares in April 2023. For further information, see Note 16 - Preferred Shares to the notes to the consolidated financial statements included in Item 8 of this annual report.

Performance Graph

The share price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.
The following performance graph and chart compare the cumulative total return to holders of our common shares with the cumulative total returns of the Standard & Poor's 500 Stock Index, Philadelphia OSX and with that of our current and prior peer groups, for the period from December 31, 2016 to December 31, 2021. The graph and chart show the value, at the dates indicated, of $100 invested at December 31, 2016 and assume the reinvestment of all dividends, as applicable.

In 2021, we revised our peer group to ensure the companies continue to provide appropriate comparability to us. Our current peer group consists of the following:

Badger Daylighting Ltd. (1)	Nine Energy Service, Inc.
Black Diamond Group Limited	North American Construction Group (1)
Dexterra Group	Oil States International, Inc.
Enerflex Ltd. (1)	Precision Drilling Corporation
Exterran Corporation	Select Energy Services Inc.
Forum Energy Technologies, Inc.	Target Hospitality Corp. (1)
Matrix Service Company	Tetra Technologies, Inc.
McGrath RentCorp (1)	Total Energy Services Inc.
Newpark Resources, Inc.

(1) Additions to peer group for 2021.

 Our current peer group when compared to our prior peer group excludes Basic Energy Services, Inc., Quintana Energy Services Inc., Source Energy Services Ltd. and Step Energy Services Ltd.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Civeo Corporation	$100.00	$124.09	$65.00	$58.64	$52.65	$72.61
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
PHLX Oil Service Sector	$100.00	$82.80	$45.36	$45.11	$26.13	$31.55
Prior Peer Group	$100.00	$84.90	$51.14	$57.10	$51.53	$74.06
Current Peer Group	$100.00	$90.26	$67.61	$76.84	$67.56	$91.01

The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Equity Securities by Registrant or its Affiliates in the Fourth Quarter

The following table provides information about purchases of our common shares during the three months ended December 31, 2021.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2021 - October 31, 2021	60,026	$22.16	60,026	635,683
November 1, 2021 - November 30, 2021	47,430	$21.49	47,430	588,253
December 1, 2021 - December 31, 2021	89,618	$20.64	89,618	498,635
Total	197,074	$21.30	197,074	498,635

(1)In August 2021, our Board of Directors authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 715,814 common shares, over a twelve-month period. We repurchased an aggregate of 197,074 of our common shares outstanding for approximately $4.2 million during the three months ended December 31, 2021.

ITEM 6. Reserved

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

This section of this annual report generally discusses key operating and financial data as of and for the years ended 2021 and 2020 and provides year-over-year comparisons for such periods. For a similar discussion and year-over-year comparisons to our 2019 results, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

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

Our business is predominantly located in northern Alberta, Canada; British Columbia, Canada; Queensland, Australia; and Western Australia. We derive most of our business from natural resource companies who are developing and producing oil sands, met coal, LNG and iron ore resources and, to a lesser extent, other hydrocarbon and mineral resources. Approximately 65% of our revenue is generated by our lodges in Canada and our villages in Australia. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-person-per-day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years. The remainder of our revenue is largely generated by our hospitality services at customer-owned locations in Canada and Australia, mobile assets in Canada and the U.S and our lodges in the U.S.
Generally, our core Canadian oil sands and Australian mining customers make significant capital investments to develop their prospects, which have estimated reserve lives ranging from ten years to in excess of 30 years. Consequently, these investments are primarily dependent on those customers’ long-term views of commodity demand and prices.
The spread of COVID-19 and the response thereto have negatively impacted the global economy. The actions taken by governments and the private-sector to mitigate the spread of COVID-19 and the risk of infection, including government-imposed or voluntary social distancing and quarantining, reduced travel and remote work policies, evolved with the introduction of vaccination efforts in 2021, and may continue to evolve as the surfacing of virus variants has added a degree of uncertainty to the continuing global impact. Since the COVID-19 pandemic began, we have been impacted by increased staff costs as a result of hospitality labor shortages in Australia. This has been exacerbated by state and international border closures due to COVID-19. Border closures have affected the number of staff available, which has subsequently led to an increased reliance on more expensive temporary labor hire resources. Additionally, global oil prices dropped to historically low levels in March and April 2020 due to severely reduced global oil demand, high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. In mid-April 2020, OPEC+ (the combination of historical OPEC members and other significant oil producers, such as Russia) announced production cuts of up to approximately 10 million barrels per day. Global oil demand has recovered throughout 2021 and into 2022 as COVID-19 lockdowns have begun to be lifted and other fossil fuels are experiencing supply shortages. Oil supply did not keep up with the increase in demand in 2021, which was exacerbated by the impacts of Hurricane Ida in the Gulf of Mexico in the summer of 2021 and publicly-traded oil producers prioritizing returns of capital to shareholders over deploying capital to expand production capacity, resulting in falling inventories and a significant increase in oil prices. In July 2021, OPEC+ agreed to phase out 5.8 million barrels per day of oil production cuts by September 2022. In October 2021, OPEC+ declined requests from the Biden administration to accelerate production to help mitigate the growing deficit between oil supply and demand and address short-term fluctuations in the market. Despite the continued increase in oil prices in early 2022 and pressure from consuming countries, OPEC+ announced in early February that they will maintain their current production increase targets.
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
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile assets and to improve take-away capacity for Canadian oil sands producers over the longer term. The Enbridge Line 3 replacement project was completed at the end of 2021 and the Trans Mountain Pipeline (TMX) is currently under construction and approximately 45% complete. The Canadian federal government acquired the TMX pipeline in 2018, approved the expansion of the project and is currently working through a revised construction timeline to adjust for recent delays related to legal challenges, the COVID-19 pandemic, flooding along certain sections of the pipeline corridor and seasonal wildfires. TMX construction has been delayed multiple times recently, and there is a risk that there are more delays to come. Recent legal issues with the Canadian government and First Nation groups have been resolved for the time being and construction has resumed.
WCS prices in the fourth quarter of 2021 averaged $60.84 per barrel compared to an average of $31.34 in the fourth quarter of 2020. The WCS Differential decreased from $15.35 per barrel at the end of the fourth quarter of 2020 to $14.12 at the end of the fourth quarter 2021. In 2018, the Government of Alberta announced it would mandate temporary curtailments of the province’s oil production. However, monthly production limits were put on hold in December 2020 until further notice, allowing operators to produce freely at their discretion while the government monitors production and inventory levels. Should forecasts show storage inventories approaching maximum capacity, the government may reintroduce production limits. As of February 22, 2022, the WTI price was $92.35 and the WCS price was $79.12, resulting in a WCS Differential of $13.23.
Together with the initial spread of COVID-19, the depressed price levels of both WTI and WCS materially impacted 2020 maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. Customers began increasing production activity in the fourth quarter of 2020 and throughout 2021. Continued uncertainty, including about the impact of COVID-19, and commodity price volatility and regulatory complications could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets. Additionally, if oil prices do not stabilize, the resulting impact could continue to negatively affect the value of our long-lived assets.
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
Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve several portions of the related pipeline construction activity. The actual timing of when revenue is realized from the Coastal GasLink pipeline (CGL) and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, such as protest blockades and the COVID-19 pandemic. Our current expectation is that our contracted commitments associated with the CGL pipeline project will be completed in early 2023.
In late March 2020, LNGC announced steps being taken to reduce the spread of COVID-19, including reduction of the workforce at the project site to essential personnel only. In late December 2020, British Columbia’s public health officer issued a health order limiting workforce size at all large industrial projects across the province, including LNGC. These actions resulted in reduced occupancy at our Sitka Lodge beginning in the second quarter of 2020. British Columbia's public health order was phased out in the second quarter of 2021. It was replaced with less restrictive requirements focused on monitoring, allowing workforces to return to their optimal sizes, which increased occupancy in the second half of 2021 at our Sitka lodge.
Australia. In Australia, 82% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which increased by 3.6% during 2021 compared to 2020. As of February 22, 2022, met coal spot prices were $441.65 per metric tonne. Long-term demand for steel is expected to be driven by global infrastructure spending and increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries.
The Chinese embargo on Australian coal continues, without any resolution foreseeable in the near term. However, Australian met coal producers have found new markets, including India and Europe, for their premium product. This has led to a rebalancing of the market globally, with China relying on domestic production along with much higher volumes of imports of U.S., Canadian and Mongolian met coal in 2021. With the backdrop of continuing strong steel demand and met coal supply constraints, the spot price for met coal surged to record highs of over $400 in October 2021 and remains at this level. Analysts expect elevated met coal prices to persist in the short-term, while steel demand and prices remain strong and until met coal supply issues are resolved. If the trade impasse with China remains unresolved, there remains a possibility of further volatility in the short to medium term.
Civeo's activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  As of February 22, 2022, iron ore spot prices were $122.23 per metric tonne.
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
U.S. Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies. During 2019, the U.S. oil rig count and associated completion activity decreased due to the oil price decline in late 2018 and early 2019 coupled with other market dynamics negatively impacting exploration and production (E&P) spending, finishing the year at 677 rigs. In 2020, the U.S. oil rig count and associated completion activity further decreased due to the global oil price decline discussed above. Only 267 oil rigs were active at the end of 2020. As oil prices began to recover in 2021, oil rig count and drilling activity recovered somewhat, with 480 oil rigs active at the end of 2021. The Permian Basin remains the most active U.S. unconventional play, representing 61% of the oil rigs active in the U.S. at the end of 2021. The lower U.S. rig count and decline in oil prices resulted in decreased U.S. oil production from an average of 11.3 million barrels per day in 2020 to an average of 11.1 million barrels per day in 2021. As of February 25, 2022, there were 522 active oil rigs in the U.S. (as measured by Bakerhughes.com). With the recent volatility in oil prices and a resulting reduction in spending by E&P companies, we have exited the Bakken and reduced our presence in the Rockies regions for our U.S. mobile assets. Those assets were either sold or transported to our Permian Basin and Mid-Continent district locations. U.S. oil shale drilling and completion activity will continue to be dependent on sustained higher WTI oil prices, pipeline capacity and sufficient capital to support E&P drilling and completion plans. In addition, consolidation among our E&P customer base in the U.S. has historically created short-term spending and activity dislocations. Should the current trend of industry consolidation continue, we may see activity, utilization and occupancy declines in the near term.

Recent Commodity Prices. Recent WTI crude, WCS crude, met coal and iron ore pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)
First Quarter through February 22, 2022	$86.60	$73.00	$414.38	$123.65
12/31/2021	77.31	60.84	371.95	104.88
9/30/2021	70.54	57.58	258.41	164.90
6/30/2021	66.19	53.27	136.44	195.97
3/31/2021	58.13	46.28	127.95	159.83
12/31/2020	42.63	31.34	109.37	128.24
9/30/2020	40.90	31.15	113.30	116.10
6/30/2020	27.95	19.73	120.27	89.53
3/31/2020	45.38	27.92	156.17	83.57
12/30/2019	56.85	37.94	141.39	85.13
9/30/2019	56.40	43.88	160.25	101.41
6/30/2019	59.89	47.39	204.78	94.62
3/31/2019	54.87	44.49	203.30	79.26
12/31/2018	59.32	25.66	223.02	70.13

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

	Year Ended December 31,
	2021	2020	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.798	$0.746	0.052	7.0%
Average Australian dollar to U.S. dollar	$0.752	$0.691	0.061	8.8%

	As of December 31,
	2021	2020	Change	Percentage
Canadian dollar to U.S. dollar	$0.789	$0.785	0.004	0.5%
Australian dollar to U.S. dollar	$0.726	$0.773	(0.047)	(6.1)%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the price of and demand for crude oil, met coal, LNG and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2022 capital expenditures will be in the range of approximately $20 million to $25 million, compared to 2021 capital expenditures of $15.6 million. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity and the impact of COVID-19. See “Liquidity and Capital Resources” below for further discussion of 2022 and 2021 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the year ended December 31, 2021 is based on a comparison with the corresponding period of 2020.

Results of Operations – Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,
	2021	2020	Change

	($ in thousands)
Revenues
Canada	$321,378	$269,649	$51,729
Australia	251,074	234,542	16,532
U.S.	22,011	25,538	(3,527)
Total revenues	594,463	529,729	64,734
Costs and expenses
Cost of sales and services
Canada	235,419	209,283	26,136
Australia	179,142	144,709	34,433
U.S.	21,901	28,096	(6,195)
Total cost of sales and services	436,462	382,088	54,374
Selling, general and administrative expenses	60,600	53,656	6,944
Depreciation and amortization expense	83,101	96,547	(13,446)
Impairment expense	7,935	144,120	(136,185)
Other operating expense	313	506	(193)
Total costs and expenses	588,411	676,917	(88,506)
Operating income (loss)	6,052	(147,188)	153,240

Interest (expense) and income, net	(13,378)	(17,050)	3,672
Other income	13,199	20,823	(7,624)
Income (loss) before income taxes	5,873	(143,415)	149,288
Income tax (expense) benefit	(3,376)	10,635	(14,011)
Net income (loss)	2,497	(132,780)	135,277
Less: Net income attributable to noncontrolling interest	1,147	1,470	(323)
Net income (loss) attributable to Civeo Corporation	1,350	(134,250)	135,600
Less: Dividends attributable to Class A preferred shares	1,925	1,887	38
Net loss attributable to Civeo common shareholders	$(575)	$(136,137)	$135,562

We reported net loss attributable to Civeo for 2021 of $0.6 million, or $0.04 per diluted share. As further discussed below, net loss included a $7.9 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.

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

Revenues. Consolidated revenues increased $64.7 million, or 12%, in 2021 compared to 2020. This increase was primarily due to (i) higher billed rooms at our Canadian oil sands lodges related to turnaround activities by a number of customers, (ii) increased mobile asset activity from pipeline projects in Canada, (iii) increased occupancy at our Australian integrated services villages and (iv) a stronger Australian and Canadian dollar relative to the U.S. dollar in 2021 compared to 2020. These items were partially offset by (i) lower revenue at our Sitka Lodge related to the COVID-19 pandemic and the British Columbia health order affecting activity in the first half of the year, (ii) reduced food service activity in Canada, (iii) decreased activity at our Bowen Basin villages and Western Australia villages and (iv) decreased activity at our U.S. wellsite and offshore businesses. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $54.4 million, or 14%, in 2021 compared to 2020. This increase was primarily due to (i) greater activity at our Canadian oil sands lodges related to turnaround activities by a number of customers, (ii) increased mobile asset activity from pipeline projects in Canada, (iii) increased occupancy at our Australian integrated services villages and increased cost of temporary labor due to ongoing labor shortages in Australia and (iv) a stronger Australian and Canadian dollar relative to the U.S. dollar in 2021 compared to 2020. These items were partially offset by (i) reduced activity at our Sitka Lodge related to the COVID-19 pandemic and the British Columbia health order affecting activity in the first half of the year, (ii) reduced food service activity in Canada, as an overflow site supporting a LNG-related project in 2020 is no longer required, (iii) decreased activity at our Bowen Basin villages and Western Australia villages and (iv) lower activity at our U.S. wellsite and offshore businesses. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense increased $6.9 million, or 13%, in 2021 compared to 2020. This increase was primarily due to higher compensation expense, incentive compensation costs and share-based compensation expense, partially offset by lower professional fees. In addition, SG&A expense increased approximately $2.3 million due to a stronger Australian and Canadian dollar relative to the U.S. dollar in 2021 compared to 2020. The higher compensation expense year-over-year in 2021 was partially due to the cost containment efforts put in place during 2020 for our North American operations during the initial phase of the COVID-19. The increase in share-based compensation was due to an increase in our stock price during 2021 compared to 2020.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $13.4 million, or 14%, in 2021 compared to 2020. The decrease was primarily due to (i) certain assets and intangibles becoming fully depreciated during 2020, (ii) the impairment of certain long-lived assets in Canada and the U.S. during the first quarter of 2020 and (iii) the extension of the remaining life of certain long-lived assets in the U.S. during the third quarter of 2020. These items were partially offset by a stronger Australian and Canadian dollar relative to the U.S. dollar in 2021 compared to 2020.

Impairment Expense. We recorded pre-tax impairment expense of $7.9 million in 2021 associated with long-lived assets in our Australian reporting unit.

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

Operating Income (Loss). Operating income increased $153.2 million, or 104%, in 2021 compared to 2020 primarily due to $144.1 million of impairment expense of goodwill and long-lived assets recorded in 2020.

Interest (Expense) and Income, net. Net interest expense decreased $3.7 million, or 22%, in 2021 compared to 2020 primarily related to lower average debt levels on term loan and revolving credit facility borrowings during 2021 compared to 2020.

Other Income. Other income decreased $7.6 million, or 37%, in 2021 compared to 2020. Other income in 2021 included $3.5 million of other income related to proceeds from the Canada Emergency Wage Subsidy (CEWS), $2.7 million of other income related to the settlement of a contract dispute with a customer and a $6.2 million gain on sale of assets primarily related to the sale of our West Permian Lodge in the U.S. and the sale of a manufacturing facility and mobile assets in Canada. Other income in 2020 included $13.0 million of other income related to proceeds from the CEWS and $4.7 million of other income associated with the settlement of a representations and warranties claim related to the Noralta Acquisition. In addition, 2020 included a $2.9 million gain on sale of assets primarily related to the sale of unutilized lodge assets in Canada.

Income Tax (Expense) Benefit.  Our income tax expense for 2021 totaled $3.4 million, or 57.5% of pretax income, compared to a benefit of $10.6 million, or 7.4% of pretax loss for 2020. Our effective tax rate for 2021 was higher than the Canadian federal statutory rate of 15%, primarily due to the higher Australian income tax rate of 30% and an increase in the valuation allowance related to a non-deductible Australian impairment charge of $5.1 million related to various undeveloped land positions in Australia. Additionally, due to full valuation allowances maintained in both Canada and the U.S., no tax expense or benefit was recorded related to pre-tax income in Canada and pre-tax losses in the U.S. Tax expense in Canada was offset by a valuation allowance release of $1.3 million and the tax benefit in the U.S. was offset by the establishment of a valuation allowance of $0.8 million.

Our effective tax rate for 2020 was lower than the Canadian federal statutory rate of 15%, primarily due to a non-deductible Canadian goodwill impairment charge of $95.3 million, as well as the release of a valuation allowance of $9.1 million against the net deferred tax assets in Australia. Due to maintaining full valuation allowances in Canada and the U.S., no tax expense or benefit was recorded. The tax benefit related to pre-tax losses in Canada and the U.S. was offset by the establishment of a valuation allowance of $6.4 million against net deferred tax assets in Canada and the U.S.

Other Comprehensive Income (Loss). Other comprehensive income decreased $27.2 million in 2021 compared to 2020 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar remained relatively consistent in 2021 compared to a 2% increase in 2020. The Australian dollar exchange rate compared to the U.S. dollar decreased 6.1% in 2021 compared to a 10.4% increase in 2020.

Segment Results of Operations – Canadian Segment

	Year Ended December 31,
	2021	2020	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$239,526	$202,534	$36,992
Mobile facility rental revenue (2)	62,856	33,192	29,664
Food service and other services revenue (3)	18,996	33,923	(14,927)
Total revenues	$321,378	$269,649	$51,729

Cost of sales and services ($ in thousands)
Accommodation cost	$170,071	$143,213	$26,858
Mobile facility rental cost	38,571	24,842	13,729
Food service and other services cost	16,750	30,616	(13,866)
Indirect other cost	10,027	10,612	(585)
Total cost of sales and services	$235,419	$209,283	$26,136

Gross margin as a % of revenues	26.7%	22.4%	4.4%

Average daily rate for lodges (4)	$99	$95	$4

Total billed rooms for lodges (5)	2,404,880	2,095,784	309,096

Average Canadian dollar to U.S. dollar	$0.798	$0.746	$0.052

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

Our Canadian segment reported revenues in 2021 that were $51.7 million, or 19%, higher than 2020. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 7% in 2021 compared to 2020 resulted in a $20.8 million period-over-period increase in revenues. Excluding the impact of the stronger Canadian exchange rate, the revenue increase was due to higher billed rooms at our oil sands lodges related to turnaround activities by a number of customers and by increased mobile asset activity from pipeline projects. Partially offsetting these items, revenue was lower at our Sitka Lodge related to the COVID-19 pandemic and the British Columbia health order affecting activity in the first half of the year and from reduced food services activity.

Our Canadian segment cost of sales and services increased $26.1 million, or 12%, in 2021 compared to 2020. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 7% in 2021 compared to 2020 resulted in a $14.9 million period-over-period increase in cost of sales and services. Excluding the impact of the stronger Canadian exchange rate, the increased cost of sales and services was driven by increased occupancy at our oil sands lodges related to turnaround activities by a number of customers and by increased mobile asset activity from pipeline projects. Partially offsetting these items, cost of sales and services decreased from reduced food services activity and from reduced activity at our Sitka Lodge related to the COVID-19 pandemic and the British Columbia health order resulting in reduced activity in the first half of the year.

Our Canadian segment gross margin as a percentage of revenues increased from 22% in 2020 to 27% in 2021. This was primarily driven by increased mobile asset activity and related operating efficiencies.

Segment Results of Operations – Australian Segment

	Year Ended December 31,
	2021	2020	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$145,335	$144,070	$1,265
Food service and other services revenue (2)	105,739	90,472	15,267
Total revenues	$251,074	$234,542	$16,532

Cost of sales ($ in thousands)
Accommodation cost	71,550	63,504	8,046
Food service and other services cost	100,469	77,358	23,111
Indirect other cost	7,123	3,847	3,276
Total cost of sales and services	$179,142	$144,709	$34,433

Gross margin as a % of revenues	28.6%	38.3%	(9.7)%

Average daily rate for villages (3)	$79	$73	$6

Total billed rooms for villages (4)	1,846,882	1,968,284	(121,402)

Australian dollar to U.S. dollar	$0.752	$0.691	$0.061

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

Our Australian segment reported revenues in 2021 that were $16.5 million, or 7%, higher than 2020. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 9% in the 2021 compared to 2020 resulted in a $19.8 million period-over-period increase in revenues. Excluding the impact of the stronger Australian exchange rate, the Australian segment experienced reduced revenue due to decreased activity at our Bowen Basin villages and Western Australia villages, partially offset by increased occupancy at our integrated services villages.

Our Australian segment cost of sales increased $34.4 million, or 24%, in 2021 compared to 2020. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 9% in 2021 compared to 2020 resulted in a $14.1 million period-over-period increase in cost of sales and services. Excluding the impact of the stronger Australian exchange rate, the increase in cost of sales and services was largely driven by increased occupancy at our integrated services villages and increased costs of temporary labor due to ongoing labor shortages.

Our Australian segment gross margin as a percentage of revenues decreased to 29% in 2021 from 38% in 2020. This decrease was primarily driven by our integrated services business, which has a service-only business model, and therefore results in lower overall gross margins than the accommodation business. The integrated services business gross margin decrease was further exacerbated as two key client contracts transferred from construction phase to operational phase with inherently lower margins. Reduced occupancy at the Bowen Basin villages and Western Australia villages, further impacted gross margin as efficiencies were unable to be realized with a fixed cost structure at lower occupancy levels. Segment gross margin has also been negatively impacted by increased staff costs as a result of a hospitality labor shortage in Australia which has been exacerbated by state and international border closures due to COVID-19. State and international border closures have affected the number of staff available which has subsequently led to an increased reliance on more expensive temporary labor hire resources and has placed upward pressure on wages for permanent staff as competitors compete for a small pool of labor.

Segment Results of Operations – U.S. Segment

	Year Ended December 31,
	2021	2020	Change
Revenues ($ in thousands)	$22,011	$25,538	$(3,527)

Cost of sales ($ in thousands)	$21,901	$28,096	$(6,195)

Gross margin as a % of revenues	0.5%	(10.0)%	10.5%

Our U.S. segment reported revenues in 2021 that were $3.5 million, or 14%, lower than 2020.  This decrease was due to reduced U.S. drilling activity affecting our wellsite business and reduced activity in our offshore fabrication business as a number of projects were completed in 2020 that did not recur to the same extent in 2021. These decreases were partially offset by increased activity at our West Permian, Killdeer and Acadian Acres lodges.

Our U.S. segment cost of sales and services decreased $6.2 million, or 22%, in 2021 compared to 2020.  The decrease was due to reduced U.S. drilling activity affecting our wellsite business, reduced activity in our offshore fabrication business as a number of projects were completed in 2020 that did not recur to the same extent in 2021 and reduced costs at our West Permian lodge under a new customer contract through September 30, 2021.

Our U.S. segment gross margin as a percentage of revenues increased from (10)% in 2020 to 0.5% in 2021, primarily due to improved margins at our West Permian lodge under a new customer contract through September 30, 2021. Margins at our Killdeer and Acadian Acres lodges also increased due to increased activity. These increases were partially offset by reduced operating efficiencies due to lower activity levels in our wellsite business.

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

The following summarizes our material future cash requirements at December 31, 2021, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt maturities	$175,130	$31,552	$31,552	$112,026	$—
Interest payments(1)	18,134	6,104	9,111	2,919	—
Purchase obligations	9,290	9,290	—	—	—
Non-cancelable operating lease obligations	23,036	5,302	8,720	5,695	3,319
Asset retirement obligations – expected cash payments	76,057	564	1,951	1,248	72,294
Total contractual cash obligations	$301,647	$52,812	$51,334	$121,888	$75,613

(1)Interest payments due under the Credit Agreement, which matures on September 8 2025; based on a interest rate of 3.7% for Canadian term loan, 3.7% for Canadian revolver borrowings and 3.3% for Australian revolver borrowings for the twelve month period ended December 31, 2021.

Our debt obligations at December 31, 2021 are reflected in our consolidated balance sheet, which is a part of our consolidated financial statements in Item 8 of this annual report. We have not entered into any material leases subsequent to December 31, 2021.

The following table summarizes our consolidated liquidity position as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Lender commitments	$200,000	$167,300
Borrowings against revolving credit capacity	(112,026)	(63,556)
Outstanding letters of credit	(1,439)	(4,487)
Unused availability	86,535	99,257
Cash and cash equivalents	6,282	6,155
Total available liquidity	$92,817	$105,412

Cash totaling $88.5 million was provided by operations during 2021 compared to $117.4 million provided by operations during 2020. The decrease in operating cash flow in 2021 compared to 2020 was primarily due to lower cash provided by working capital. Net cash used by working capital was $8.8 million during 2021 compared to net cash provided by working capital of $19.9 million during 2020. The decrease in cash provided by working capital in 2021 compared to 2020 is largely due to increased accounts receivable balances, partially offset by increased accounts payable and accrual balances.

Cash was used in investing activities during 2021 of $0.7 million compared to cash used in investing activities of $1.8 million during 2020. The decrease in cash used in investing activities in 2021 compared to 2020 was primarily due to higher proceeds from the sale of our West Permian Lodge in the U.S. and the sale of our manufacturing facility and mobile assets in Canada during 2021, partially offset by $4.7 million of other income associated with the settlement of a representations and warranties claim in 2020 related to the Noralta Acquisition and lower capital expenditures during 2020. Capital expenditures totaled $15.6 million and $10.1 million during 2021 and 2020, respectively. The increase in capital expenditures in 2021 was related primarily to deferred 2020 routine maintenance capital expenditures as well as increased Canadian pipeline-related capital expenditures during 2021.

We expect our capital expenditures for 2022 to be in the range of $20 million to $25 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts or commitments. Whether planned expenditures will actually be spent in 2022 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the transaction economics be attractive enough to us compared to the current capital allocation priorities of debt reduction. We continue to monitor the COVID-19 global pandemic and the responses thereto, the global economy, the prices of and demand for crude oil, met coal and iron ore and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

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

Based on management’s judgment of capital spending classifications, we believe the following table represents the components of capital expenditures for the years ended December 31, 2021 and 2020 (in millions):

	Year Ended December 31,
	2021			2020
	Expansion	Maint	Total	Expansion	Maint	Total
Lodge/village	$2.8	$8.7	$11.5	$1.5	$5.9	$7.4
Mobile assets	1.6	0.6	2.2	0.7	—	0.7
Other	0.7	1.2	1.9	0.9	1.1	2.0
Total	$5.1	$10.5	$15.6	$3.1	$7.0	$10.1

Expansion lodge and village spending in 2021 was primarily related to infrastructure improvements at an Australian village. Expansion lodge and village spending in 2020 was primarily associated with the purchase of previously rented rooms for a lodge in the U.S segment.

Maintenance lodge and village spending in 2021 and 2020 was primarily associated with routine maintenance projects at our major properties.

Mobile asset spending in 2021 and 2020 was primarily associated with Canadian pipeline-related capital expenditures.

Other maintenance and expansion spending in 2021 and 2020 was primarily associated with purchases of miscellaneous equipment and supplies to support the day-to-day operations at our accommodation facilities and information technology infrastructure to support our business.

Net cash of $86.5 million was used in financing activities during 2021 primarily due to repayments of term loan borrowings of $125.5 million, $1.1 million used to settle tax obligations on vested shares under our share-based compensation plans, debt issuance costs of $4.4 million related to our Credit Agreement and $4.6 million used to repurchase our common shares, partially offset by net borrowings under our revolving credit facilities of $49.2 million. Net cash of $114.2 million was used in financing activities during 2020 primarily due to net repayments under our revolving credit facilities of $70.3 million, repayments of term loan borrowings of $39.9 million, $1.5 million used to settle tax obligations on vested shares under our share-based compensation plans and debt issuance costs of $2.6 million related to our Credit Agreement.

The following table summarizes the changes in debt outstanding during 2021 (in thousands):

	Canada	Australia	U.S.	Total
Balance as of December 31, 2020	$233,319	$17,767	$—	$251,086
Borrowings under revolving credit facilities	375,122	20,330	2,500	397,952
Repayments of borrowings under revolving credit facilities	(309,549)	(36,746)	(2,500)	(348,795)
Repayments of term loans	(125,483)	—	—	(125,483)
Translation	995	(625)	—	370
Balance at December 31, 2021	$174,404	$726	$—	$175,130

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

Amended and Restated Credit Agreement

As of December 31, 2020, our credit agreement provided for a $167.3 million revolving credit facility scheduled to mature on May 30, 2023, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $122.3 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (D) a $194.8 million term loan facility scheduled to mature on May 30, 2023 for certain lenders in favor of Civeo.

New Syndicated Facility Agreement

On September 8, 2021, we entered into a new Syndicated Facility Agreement (Credit Agreement), which, among other things, as compared to the prior credit agreement provided for a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower. In addition, it provided for a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 for certain lenders in favor of Civeo.

As of December 31, 2021, we had outstanding letters of credit of $0.3 million under the U.S facility, zero under the Australian facility and $1.2 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.

See Note 11 - Debt to the notes to the consolidated financial statements in Item 8 of this annual report for the terms of the Credit Agreement and further discussion regarding our debt.

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

The preferred shares we issued in the Noralta Acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends have been paid in-kind for each quarterly period beginning June 30, 2018 through December 31, 2021, thereby increasing the liquidation preference to $10,776 per share as of December 31, 2021. We currently expect to pay dividends on the preferred shares through an increase in liquidation preference rather than cash until they mandatorily convert to Civeo common shares in April 2023. For further information, see Note 16 - Preferred Shares to the notes to the consolidated financial statements included in Item 8 of this annual report for further information.

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

Accounting for Contingencies

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. We make an assessment of our exposure and record a provision in our accounts to cover an expected loss when we believe a loss is probable and the amount of the loss can be reasonably estimated. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified. Other claims or liabilities have been estimated based on their fair value or our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include taxes, interest, insurance claims, litigation, warranty claims, contract claims and obligations.

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

When performing our annual assessment on November 30, 2021, we performed the qualitative assessment related to our Australia reporting unit. All of our goodwill resides in our Australia reporting unit as of November 30, 2021. Qualitative factors that we considered as part of our assessment include industry and market conditions, macroeconomic conditions and financial performance of our business. After assessing these events and circumstances, we determined that it was more likely than not that the fair value of the Australia reporting unit was greater than its carrying value. Based on the interim quantitative testing performed as of March 31, 2020, the fair value of the Australia reporting unit exceeded its carrying value by 127%.

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

Our Canada segment consists of numerous lodges, as well as our mobile assets. These properties are grouped in the following asset groups:

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

Our U.S. segment consists of lodges in two geographical areas, mobile assets in various geographical areas, and a wastewater treatment plant (WWTP). These properties are grouped in the following asset groups:

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

See Note 4 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of impairments of definite-lived tangible and intangible assets recorded in the years ended December 31, 2021, 2020 and 2019.

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

We also grant performance share awards under the Plan. Awards granted in 2021 are earned in amounts between 0% and 200% of the participant’s target performance share award, based on (1) the payout percentage associated with Civeo’s relative total shareholder return (TSR) rank among a peer group of other companies and (2) the payout percentage associated with Civeo's cumulative free cash flow over the performance period relative to a preset target. Performance share awards granted prior to 2021 are earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative TSR rank among a peer group of other companies. The fair value of the TSR portion of each award was estimated using a Monte Carlo simulation pricing model. We chose this model because the performance awards contain complex vesting terms. Utilizing the Monte Carlo simulation pricing model required us to estimate the risk-free interest rate and the expected market price volatility of our common shares as well as the peer group of companies over a time period equal to the expected term of the award. The fair value of the free cash flow portion of each award was based on the closing market price of our common shares on the date of grant. We evaluate the probability of achieving the performance criteria throughout the performance period and make adjustments based on the number of shares expected to vest based on our estimate of the most probable performance outcome. The resulting costs for each portion of the award is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. For additional details, see Note 19 – Share-Based Compensation to the notes to the consolidated financial statements included in Item 8 of this annual report.

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

We record a valuation allowance in each reporting period when our management believes that it is more likely than not that any recorded deferred tax asset will not be realized. Our management will continue to evaluate the appropriateness of the valuation allowance in the future, based upon our current and historical operating results and other potential sources of future taxable income. See Note 14 – Income Taxes to the notes to consolidated financial statements in Item 8 of this annual report for further discussion.

In accounting for income taxes, we are required to estimate a liability for future income taxes for any uncertainty for potential income tax exposures. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in Canada and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due, including an accrual of interest and penalties, if applicable, related to the unrecognized tax benefits. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2021, we had $175.1 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $1.8 million annually, based on our floating-rate debt obligations and interest rates in effect as of December 31, 2021.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$189 million and A$268 million, respectively, at December 31, 2021. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of December 31, 2021 would result in translation adjustments of approximately $19 million and $27 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data appear on pages 73 through 109 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8.

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

ITEM 9A. Controls and Procedures

(i)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this annual report on page 76 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the three months ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual General Meeting of Shareholders.

The Board of Directors of the Company (the Board) has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee, Finance and Investment Committee and Environmental, Social, Governance and Nominating Committee) may also be viewed at the Company's website. The Financial Code of Ethics for Senior Officers applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers. We intend to disclose any amendments to or waivers from our Financial Code of Ethics for Senior Officers by posting such information on our website at www.civeo.com within four business days following the date of the amendment or waiver. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this annual report.

ITEM 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual General Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual General Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual General Meeting of Shareholders.

ITEM 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2022 Annual General Meeting of Shareholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements: Reference is made to the index set forth on page 73 of this Annual Report on Form 10-K.

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

4.3	Description of Securities (incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K (File No. 001-36246) filed on February 26, 2021).

10.1†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

10.2†
Amended and Restated 2014 Equity Participation Plan of Civeo Corporation, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on July 29, 2020).

10.3†
Performance Share Award Program under the 2014 Equity Participation Plan (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K (File No. 001-36246) filed on February 26, 2021).

10.4†
Form of Performance Share Award Agreement under the 2014 Equity Participation Plan (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K (File No. 001-36246) filed on February 26, 2021).

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

10.16†
Variation to Executive Services Agreement dated May 30, 2012 between Peter McCann and Civeo Pty Ltd. (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K (File No. 001-36246) filed on February 26, 2021).

10.17†
Variation to Executive Services Agreement between Civeo Pty Ltd and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.18†
Executive Change of Control Severance Agreement between Civeo Corporation and Allan Schoening, dated July 13, 2015 (incorporated herein by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015).

10.19†
First Amendment to Executive Change of Control Severance Agreement between Civeo Corporation and Allan Schoening, effective as of July 20, 2020 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on October 28, 2020).

10.20†
Executive Agreement between Civeo Corporation and Allan Schoening, dated December 15, 2014 (incorporated herein by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on November 3, 2015.

10.21†
Executive Change of Control Severance Agreement between Civeo Corporation and Carolyn Stone, dated May 10, 2015 (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-36246) filed on February 26, 2021).

10.22
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

10.23†
Form of Director Deferred Share Agreement (United States) (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36246).

10.24†	Form of Director Deferred Share Agreement (Canada) (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36246).

10.25†
Cancellation of Dual Employment Agreement of Bradley Dodson, dated September 30, 2021 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on October 28, 2021).

10.26†
Cancellation of Dual Employment Agreement of Allan Schoening, dated September 30, 2021(incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on October 28, 2021).

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

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2022.

CIVEO CORPORATION

By	/s/ CAROLYN J. STONE
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Signature	Title

/s/ RICHARD A. NAVARRE	Chairman of the Board
Richard A. Navarre

/s/ BRADLEY J. DODSON	Director, President & Chief Executive Officer
Bradley J. Dodson	(Principal Executive Officer)

/s/ CAROLYN J. STONE	Senior Vice President, Chief Financial Officer and Treasurer
Carolyn J. Stone	(Principal Financial Officer and Accounting Officer)

/s/ C. RONALD BLANKENSHIP	Director
C. Ronald Blankenship

/s/ JAY K. GREWAL	Director
Jay K. Grewal

/s/ MARTIN A. LAMBERT	Director
Martin A. Lambert

/s/ MICHAEL MONTELONGO	Director
Michael Montelongo

/s/ CONSTANCE B. MOORE	Director
Constance B. Moore

/s/ CHARLES SZALKOWSKI	Director
Charles Szalkowski

/s/ TIMOTHY O. WALL	Director
Timothy O. Wall

CIVEO CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Civeo Corporation (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets
Description of the Matter
As more fully described in Note 14 to the consolidated financial statements, at December 31, 2021, the Company had deferred tax assets related to deductible temporary differences and net loss carryforwards of $80.6 million, net of a $85.4 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management’s assessment of the realizability of its deferred tax assets was complex and involved a high degree of subjectivity because the assessment process includes scheduling the use of the applicable deferred tax assets, which includes management’s judgments on significant assumptions that may be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to assess the realizability of its deferred tax assets. For example, we tested controls over management's scheduling of the future reversal of existing taxable temporary differences.

To test the Company’s assessment of the realizability of its deferred tax assets, our audit procedures included, among others, testing the completeness and accuracy of the Company’s scheduling of the reversal of existing temporary taxable differences. With the assistance of our tax specialists, we verified the appropriateness of the projected usage of tax attributes and assessed the reasonableness of the timing of the reversal of the deferred tax liabilities into taxable income. For example, in certain instances, we compared the projections of the future reversals to other forecasted information prepared by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.
Houston, Texas
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on Internal Control over Financial Reporting
We have audited Civeo Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Civeo Corporation (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas
February 28, 2022

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Revenues:
Service and other	$575,186	$505,401	$492,700
Rental	16,033	16,817	27,993
Product	3,244	7,511	6,862
	594,463	529,729	527,555
Costs and expenses:
Service and other costs	420,579	361,505	338,923
Rental costs	13,960	14,971	22,510
Product costs	1,923	5,612	5,381
Selling, general and administrative expenses	60,600	53,656	59,586
Depreciation and amortization expense	83,101	96,547	123,768
Impairment expense	7,935	144,120	26,148
Other operating expense	313	506	290
	588,411	676,917	576,606
Operating income (loss)	6,052	(147,188)	(49,051)

Interest expense	(12,964)	(16,687)	(27,383)
Loss on extinguishment of debt	(416)	(383)	—
Interest income	2	20	78
Other income	13,199	20,823	7,281
Income (loss) before income taxes	5,873	(143,415)	(69,075)
Income tax (expense) benefit	(3,376)	10,635	10,741
Net income (loss)	2,497	(132,780)	(58,334)
Less: Net income attributable to noncontrolling interest	1,147	1,470	157
Net income (loss) attributable to Civeo Corporation	1,350	(134,250)	(58,491)
Less: Dividends attributable to Class A preferred shares	1,925	1,887	1,849
Net loss attributable to Civeo common shareholders	$(575)	$(136,137)	$(60,340)

Per Share Data (see Note 6) (1)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.04)	$(9.64)	$(4.33)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.04)	$(9.64)	$(4.33)

Weighted average number of common shares outstanding:
Basic	14,232	14,129	13,921
Diluted	14,232	14,129	13,921

(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2021	2020	2019

Net income (loss)	$2,497	$(132,780)	$(58,334)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	(12,936)	14,266	8,076
Total other comprehensive income (loss), net of taxes	(12,936)	14,266	8,076

Comprehensive loss	(10,439)	(118,514)	(50,258)
Less: Comprehensive income attributable to noncontrolling interest	1,105	1,552	157
Comprehensive loss attributable to Civeo Corporation	$(11,544)	$(120,066)	$(50,415)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	DECEMBER 31,
	2021	2020
ASSETS

Current assets:
Cash and cash equivalents	$6,282	$6,155
Accounts receivable, net	114,859	89,782
Inventories	6,468	6,181
Prepaid expenses	6,876	7,020
Other current assets	10,946	6,165
Assets held for sale	11,762	3,910
Total current assets	157,193	119,213

Property, plant and equipment, net	389,996	486,930
Goodwill	8,204	8,729
Other intangible assets, net	93,642	99,749
Operating lease right-of-use assets	18,327	22,606
Other noncurrent assets	5,372	3,626
Total assets	$672,734	$740,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$49,321	$42,056
Accrued liabilities	33,564	27,349
Income taxes	171	203
Current portion of long-term debt	30,576	34,585
Deferred revenue	18,479	6,812
Other current liabilities	4,807	5,760
Total current liabilities	136,918	116,765

Long-term debt, less current maturities	142,602	214,000
Deferred income taxes	896	—
Operating lease liabilities	15,429	19,834
Other noncurrent liabilities	13,778	14,897
Total liabilities	309,623	365,496

Commitments and contingencies (Note 15)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042 shares issued and outstanding, respectively; aggregate liquidation preference of $97,438,687 and $95,514,031 as of December 31, 2021 and 2020)	61,941	60,016
Common shares (no par value; 46,000,000 shares authorized, 14,431,819 shares and 14,478,878 shares issued, respectively, and 14,111,221 shares and 14,215,169 shares outstanding, respectively) (1)	—	—
Additional paid-in capital	1,582,442	1,578,315
Accumulated deficit	(912,951)	(907,727)
Common shares held in treasury at cost, 320,598 and 263,709 shares, respectively	(8,050)	(6,930)
Accumulated other comprehensive loss	(361,883)	(348,989)
Total Civeo Corporation shareholders’ equity	361,499	374,685
Noncontrolling interest	1,612	672
Total shareholders’ equity	363,111	375,357
Total liabilities and shareholders’ equity	$672,734	$740,853
(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.
 The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
		Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2018	$56,280	$—	$1,562,133	$(710,551)	$(1,189)	$(371,249)	$—	$535,424
Net income (loss)	—	—	—	(58,491)	—	—	157	(58,334)
Currency translation adjustment	—	—	—	—	—	8,076	—	8,076
Dividends paid	—	—	—	—	—	—	(182)	(182)
Cumulative effect of implementation of ASU 2016-02	—	—	—	(699)	—	—	—	(699)
Dividends attributable to Class A preferred shares	1,849	—	—	(1,849)	—	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	687	687
Share-based compensation	—	—	10,116	—	(4,283)	—	—	5,833
Balance, December 31, 2019	$58,129	$—	$1,572,249	$(771,590)	$(5,472)	$(363,173)	$662	$490,805
Net income (loss)	—	—	—	(134,250)	—	—	1,470	(132,780)
Currency translation adjustment	—	—	—	—	—	14,184	82	14,266
Dividends paid	—	—	—	—	—	—	(1,542)	(1,542)
Dividends attributable to Class A preferred shares	1,887	—	—	(1,887)	—	—	—	—
Share-based compensation	—	—	6,066	—	(1,458)	—	—	4,608
Balance, December 31, 2020	$60,016	$—	$1,578,315	$(907,727)	$(6,930)	$(348,989)	$672	$375,357
Net income	—	—	—	1,350	—	—	1,147	2,497
Currency translation adjustment	—	—	—	—	—	(12,894)	(42)	(12,936)
Dividends paid	—	—	—	—	—	—	(165)	(165)
Dividends attributable to Class A preferred shares	1,925	—	—	(1,925)	—	—	—	—
Common shares repurchased	—	—	—	(4,649)	—	—	—	(4,649)
Share-based compensation	—	—	4,127	—	(1,120)	—	—	3,007
Balance, December 31, 2021	$61,941	$—	$1,582,442	$(912,951)	$(8,050)	$(361,883)	$1,612	$363,111

	Preferred Shares	Common Shares (in thousands) (1)
Balance, December 31, 2018	9,042	13,828
Share-based compensation	—	302
Balance, December 31, 2019	9,042	14,130
Share-based compensation	—	85
Balance, December 31, 2020	9,042	14,215
Share-based compensation	—	113
Common shares repurchased	—	(217)
Balance, December 31, 2021	9,042	14,111

(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,497	$(132,780)	$(58,334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	83,101	96,547	123,768
Impairment charges	7,935	144,120	26,148
Loss on extinguishment of debt	416	383	—
Deferred income tax expense (benefit)	3,070	(11,122)	(11,713)
Non-cash compensation charge	4,127	6,066	10,116
Gain on disposals of assets	(6,188)	(2,905)	(3,882)
Provision (benefit) for credit losses, net of recoveries	141	44	(30)
Other, net	2,200	(2,873)	2,659
Changes in operating assets and liabilities:
Accounts receivable	(28,131)	13,679	(20,547)
Inventories	(526)	171	(87)
Accounts payable and accrued liabilities	15,435	6,890	8,473
Taxes payable	(28)	(134)	(75)
Other current assets and liabilities, net	4,485	(725)	(2,015)
Net cash flows provided by operating activities	88,534	117,361	74,481

Cash flows from investing activities:
Capital expenditures	(15,571)	(10,083)	(29,812)
Payments related to acquisitions, net of cash acquired	—	—	(16,434)
Proceeds from disposition of property, plant and equipment	14,306	3,690	5,906
Other, net	559	4,619	1,762
Net cash flows used in investing activities	(706)	(1,774)	(38,578)

Cash flows from financing activities:
Revolving credit borrowings	397,952	377,604	381,615
Revolving credit repayments	(348,795)	(447,914)	(385,071)
Term loan repayments	(125,483)	(39,855)	(34,942)
Debt issuance costs	(4,412)	(2,583)	(1,950)
Repurchases of common shares	(4,649)	—	—
Other, net	(1,120)	(1,458)	(4,283)
Net cash flows used in financing activities	(86,507)	(114,206)	(44,631)

Effect of exchange rate changes on cash	(1,194)	1,443	(313)
Net change in cash and cash equivalents	127	2,824	(9,041)
Cash and cash equivalents, beginning of period	6,155	3,331	12,372

Cash and cash equivalents, end of period	$6,282	$6,155	$3,331

Non-cash investing activities:
Capital expenditure additions accrued at end of period	575	933	—

Non-cash financing activities:
Preferred dividends paid-in-kind	1,925	1,887	1,849

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

Inventories

Inventories consist of work in process, raw materials and supplies and materials for the construction and operation of remote accommodation facilities. Inventories also include food, raw materials, labor, subcontractor charges, manufacturing overhead and catering and other supplies needed for operation of our facilities. Inventories are carried at the lower of cost or net realizable value. The cost of inventories is determined on an average cost or specific-identification method.

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

We record the fair value of a liability, which reflects the estimated present value of the amount of asset removal and site reclamation costs related to the retirement of our assets, for an asset retirement obligation (ARO) when it is incurred (typically when the asset is installed). When the liability is initially recorded, we capitalize the associated asset retirement cost by increasing the carrying amount of the related property, plant and equipment. See Asset Retirement Obligations below for further discussion.

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

See Note 4 – Impairment Charges for a discussion of impairment charges we recognized in 2021, 2020 and 2019 related to our long-lived assets.

Goodwill and Other Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. All of our goodwill as of December 31, 2021 was included in our Australia reporting unit.

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

When performing our annual assessment on November 30, 2021 and 2020, we performed a qualitative assessment related to goodwill at our Australia reporting unit. Qualitative factors that we considered as part of our assessment included industry and market conditions, macroeconomic conditions and the financial performance of our Australian business. We also noted that, based on the interim quantitative testing performed as of March 31, 2020, the estimated fair value of the Australia reporting unit exceeded its carrying value by more than 125%. After assessing these events and circumstances, we determined that, as of November 30, 2021, it was more likely than not that the fair value of the Australia reporting unit was greater than its carrying value.

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

See Note 9 – Goodwill and Other Intangible Assets for further information.

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from consolidated balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within shareholders’ equity representing substantially all of the balances within accumulated other comprehensive income. Remeasurements of intercompany loans denominated in a different currency than the functional currency of the entity that are of a long-term investment nature are recognized as other comprehensive income within shareholders’ equity. Gains and losses resulting from consolidated balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany loans that are of a long-term investment nature, are included in the consolidated statements of operations as incurred. For the years ended December 31, 2021, 2020, and 2019, we recognized approximately $0.3 million, $0.5 million and $0.3 million in foreign currency losses, respectively.

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

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 14 – Income Taxes for further information.

Receivables and Concentration of Credit Risk

Based on the nature of our customer base, we do not believe that we have any significant concentrations of credit risk other than our concentration in the Canadian oil sands and Australian mining industries. We evaluate the credit-worthiness of our significant, new and existing customers’ financial condition and, generally, we do not require collateral from our customers. For the year ended December 31, 2021, each of Suncor Energy, Imperial Oil and Fortescue Metals Group Ltd accounted for more than 10% of our revenues. For the year ended December 31, 2020, each of Fortescue Metals Group Ltd and Imperial Oil accounted for more than 10% of our revenues. For the year ended December 31, 2019, each of Imperial Oil and Fort Hills Energy LP accounted for more than 10% of our revenues.

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

We also grant performance share awards. For awards granted in 2021, awards are earned in amounts between 0% and 200% of the participant’s target performance share award, based on (1) the payout percentage associated with Civeo’s relative total shareholder return (TSR) rank among a peer group of other companies and (2) the payout percentage associated with Civeo's cumulative free cash flow over the performance period relative to a preset target. Performance share awards granted prior to 2021 are earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative TSR rank among a peer group of other companies. The fair value of the TSR portion of each performance share is estimated using option-pricing models at the grant date. The fair value of the free cash flow portion of each performance share is based on the closing market price of our common shares on the date of grant and adjusted throughout the performance period based on our estimate of the most probable outcome. The resulting costs for each portion of the award is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

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

Guarantees

Substantially all of our Canadian and U.S. subsidiaries are guarantors under our Credit Agreement. See Note 11 – Debt.

During the ordinary course of business, we also provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. As of December 31, 2021, the maximum potential amount of future payments that we could be required to make under these guarantee agreements (letters of credit) was approximately $2.0 million. We have not recorded any liability in connection with these guarantee arrangements. We do not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include revenue and income recognized on the cost-based input method, estimates of the amount and timing of costs to be incurred for AROs, any valuation allowance recorded on net deferred tax assets, warranty claims, long-lived asset and goodwill impairments and allowance for credit losses. Actual results could materially differ from those estimates.

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

3.REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and the U.S., and major categories for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Canada
Accommodation revenues	$239,526	$202,534	$281,577
Mobile facility rental revenues	62,856	33,192	9,575
Food service and other services revenues	18,996	33,923	33,485
Manufacturing revenues	—	—	1,014
Total Canada revenues	321,378	269,649	325,651

Australia
Accommodation revenues	$145,335	$144,070	$126,047
Food service and other services revenues	105,739	90,472	30,046
Total Australia revenues	251,074	234,542	156,093

U.S.
Accommodation revenues	$5,437	$2,451	$12,462
Mobile facility rental revenues	14,486	16,837	28,119
Manufacturing revenues	2,038	6,200	5,085
Food service and other services revenues	50	50	145
Total U.S. revenues	22,011	25,538	45,811

Total revenues	$594,463	$529,729	$527,555

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of December 31, 2021, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2022	2023	2024	Thereafter	Total
Revenue expected to be recognized as of December 31, 2021	$139,492	$45,084	$12,681	$10,535	$207,792

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

4.IMPAIRMENT CHARGES

2021 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2021, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended June 30, 2021
Long-lived assets	$—	$7,935	$—	$7,935
Total	$—	$7,935	$—	$7,935

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

As of December 31, 2021 and 2020, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans. In addition, the estimated fair value of our assets held for sale is based upon Level 2 fair value measurements, which include appraisals and previous negotiations with third parties.

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

During the second quarter of 2021, the first quarter of 2020 and the fourth and second quarters of 2019, we wrote down certain long-lived assets to fair value. During the first quarter of 2020, we estimated the fair value when conducting the long-lived asset impairment tests primarily using an income approach. We used a variety of unobservable inputs and underlying assumptions consistent with those discussed above for purposes of our goodwill impairment test. The discount rates used to value our Canadian and U.S. segments long-lived asset impairment analysis ranged between 11.0% and 14.0%. Additionally, during the first quarter of 2020, our estimate of fair value of a property in the U.S. was taken from an appraisal, which referenced available market information, such as listing agreements, offers, and pending and closed sales. During the fourth quarter of 2019, our estimate of fair value of corporate office space in Canada and during the second quarter of 2021 and 2019, our estimate of fair value of land positions in Australia that were impaired, were based on appraisals from third parties.

See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

6.EARNINGS PER SHARE

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

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	2021	2020	2019
Numerator:
Net loss attributable to Civeo common shareholders	$(575)	$(136,137)	$(60,340)
Less: income allocated to participating securities	—	—	—
Basic net loss attributable to Civeo Corporation common shareholders	$(575)	$(136,137)	$(60,340)
Add: undistributed income attributable to participating securities	—	—	—
Less: undistributed income reallocated to participating securities	—	—	—
Diluted net loss attributable to Civeo Corporation common shareholders	$(575)	$(136,137)	$(60,340)

Denominator:
Weighted average shares outstanding - basic	14,232	14,129	13,921
Dilutive shares - share based awards	—	—	—
Weighted average shares outstanding - diluted	14,232	14,129	13,921

Basic net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.04)	$(9.64)	$(4.33)

Diluted net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.04)	$(9.64)	$(4.33)
(1)Computations may reflect rounding adjustments.

When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. For the years ended December 31, 2021, 2020 and 2019, we excluded from the computation of diluted loss per share 0.2 million, 0.4 million and 0.5 million share-based awards, respectively, since the effect would have been anti-dilutive. Additionally, for the years ended December 31, 2021, 2020 and 2019, we excluded from the calculation the impact of converting the Preferred Shares into 2.5 million, 2.4 million and 2.4 million common shares, respectively, since the effect would have been anti-dilutive.

7.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at December 31, 2021 and 2020 is presented below (in thousands):

	December 31, 2021	December 31, 2020
Accounts receivable, net:
Trade	$75,740	$66,071
Unbilled revenue	38,508	22,565
Other (1)	972	1,421
Total accounts receivable	115,220	90,057
Allowance for credit losses	(361)	(275)
Total accounts receivable, net	$114,859	$89,782

(1)As of December 31, 2021 and 2020, Other accounts receivable included zero and $1.1 million, respectively, related to the Canada Emergency Wage Subsidy (CEWS), a subsidy implemented by the Canadian government in response to the COVID-19 pandemic. Income related to the CEWS for the year ended December 31, 2021 and 2020 was $3.5 million and $13.0 million, respectively, and is included in Other income on the accompanying consolidated statement of operations.

	December 31, 2021	December 31, 2020
Inventories:
Finished goods and purchased products	$5,346	$5,047
Work in process	25	45
Raw materials	1,097	1,089
Total inventories	$6,468	$6,181

	Estimated Useful Life (in years)	December 31, 2021	December 31, 2020
Property, plant and equipment, net:
Land		$30,556	$47,751
Accommodations assets	3-15	1,657,577	1,737,620
Buildings and leasehold improvements	7-20	24,335	28,831
Machinery and equipment	4-15	14,983	12,784
Office furniture and equipment	3-7	63,228	61,850
Vehicles	3-5	14,578	15,363
Construction in progress		2,063	5,523
Total property, plant and equipment		1,807,320	1,909,722
Accumulated depreciation		(1,417,324)	(1,422,792)
Total property, plant and equipment, net		$389,996	$486,930

	December 31, 2021	December 31, 2020
Accrued liabilities:
Accrued compensation	$28,877	$22,475
Accrued taxes, other than income taxes	2,944	3,099
Other	1,743	1,775
Total accrued liabilities	$33,564	$27,349

8.ASSETS HELD FOR SALE

During the third quarter of 2021, we committed to a plan to dispose of certain assets in our U.S. business segment, due to the risks associated with changing geographic and market needs. Accordingly, the assets met the criteria of held for sale and we have discontinued depreciation of the assets. During the fourth quarter of 2021, we received $6.2 million in proceeds for the sale of one of the two asset groups. The remaining asset group's estimated fair value less the costs to sell exceeded its carrying value as of December 31, 2021.

In addition, as of December 31, 2021, assets held for sale included various non-operational land holdings in Australia. These assets were recorded at the estimated fair value less costs to sell, which exceeded their carrying values, as of December 31, 2021.

As of December 31, 2020, assets held for sale included $3.9 million related to our modular construction and manufacturing plant near Edmonton, Alberta, Canada. During the first quarter 2021, we received $5.2 million in proceeds for the sale of the manufacturing facility.

The following table summarizes the carrying amount as of December 31, 2021 and 2020 of the assets classified as held for sale (in thousands):

	December 31, 2021	December 31, 2020
Assets held for sale:
Property, plant and equipment, net	$11,762	$3,910
Total assets held for sale	$11,762	$3,910

9.GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill from December 31, 2019 to December 31, 2021 are as follows (in thousands):

	Canada	Australia	U.S.	Total
Goodwill, net of $19.9 million accumulated impairment loss as of December 31, 2019	$102,238	$7,935	$—	$110,173
Foreign currency translation	(8,632)	794	—	(7,838)
Goodwill impairment (1)	(93,606)	—	—	(93,606)
Goodwill, net of $113.5 million accumulated impairment loss as of December 31, 2020	$—	$8,729	$—	$8,729
Foreign currency translation	—	(525)	—	(525)
Goodwill, net of $113.5 million accumulated impairment loss as of December 31, 2021	$—	$8,204	$—	$8,204

(1)See Note 4 – Impairment Charges for further information.

The following table presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of December 31, 2021 and 2020 (in thousands):

	December 31,		December 31,
	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Customer relationships	$42,752	$(42,604)	$44,817	$(44,521)
Trade name	3,554	(3,554)	3,678	(3,678)
Contracts / agreements	159,051	(65,587)	161,289	(61,867)
Total amortizable intangible assets	$205,357	$(111,745)	$209,784	$(110,066)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Licenses	30	—	31	—
Total indefinite-lived intangible assets	30	—	31	—
Total intangible assets	$205,387	$(111,745)	$209,815	$(110,066)

The weighted average remaining amortization period for all intangible assets, other than indefinite-lived intangibles, was 16.0 years as of December 31, 2021 and 16.9 years as of December 31, 2020. Amortization expense was $6.0 million, $14.1 million and $14.8 million in the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the estimated remaining amortization of our amortizable intangible assets was as follows (in thousands):

Year Ending December 31,
2022	$6,103
2023	5,955
2024	5,955
2025	5,872
2026	5,872
Thereafter	63,855
Total	$93,612

10.LEASES

We have operating leases covering certain land locations and various office facilities and equipment in our three reportable business segments. Our leases have remaining lease terms of one year to six years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 90 days. In addition, we do not recognize right-of-use assets or lease liabilities for leases with terms shorter than twelve months.

The components of lease expense were $5.9 million, $6.8 million and $6.8 million under operating leases for the years ended December 31, 2021, 2020 and 2019, respectively. Included in the measurement of lease liabilities, we paid $6.0 million in cash related to operating leases during the year ended December 31, 2021. Right-of-use assets obtained in exchange for new lease obligations related to operating leases during the year ended December 31, 2021 were $0.6 million.

Supplemental balance sheet information related to leases were as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$18,327	$22,606

Other current liabilities	$4,244	$4,437
Operating lease liabilities	15,429	19,834
Total operating lease liabilities	$19,673	$24,271

Weighted average remaining lease term
Operating leases	5.1 years	5.7 years
Weighted average discount rate
Operating leases	5.1%	5.4%

Maturities of operating lease liabilities at December 31, 2021, were as follows (in thousands):

For the years ending December 31,
2022	$5,302
2023	4,596
2024	4,124
2025	3,175
2026	2,520
Thereafter	3,319
Total lease payments	23,036
Less imputed interest	3,363
Total	$19,673

11.DEBT

As of December 31, 2021 and 2020, long-term debt consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Canadian term loan; weighted average interest rate of 4.0% for the twelve-month period ended December 31, 2021	63,104	187,530
U.S. revolving credit facility; weighted average interest rate of 5.7% for the twelve-month period ended December 31, 2021	—	—
Canadian revolving credit facility; weighted average interest rate of 4.4% for the twelve-month period ended December 31, 2021	111,300	45,789
Australian revolving credit facility; weighted average interest rate of 3.5% for the twelve-month period ended December 31, 2021	726	17,767
	175,130	251,086
Less: Unamortized debt issuance costs	1,952	2,501
Total debt	173,178	248,585
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	30,576	34,585
Long-term debt, less current maturities	$142,602	$214,000

Scheduled maturities of long-term debt as of December 31, 2021 are as follows (in thousands):

Year Ending December 31,
2022	31,552
2023	31,552
2024	—
2025	112,026
$175,130

Amended and Restated Credit Agreement

As of December 31, 2020, our credit agreement provided for a $167.3 million revolving credit facility scheduled to mature on May 30, 2023, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $122.3 million senior secured revolving credit facility in favor of Civeo and certain of our Canadian subsidiaries, as borrowers; (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (D) a $194.8 million term loan facility scheduled to mature on May 30, 2023 for certain lenders in favor of Civeo.

New Syndicated Facility Agreement

On September 8, 2021, we entered into a new Syndicated Facility Agreement (Credit Agreement), which, among other things, as compared to the prior credit agreement outstanding prior to the effectiveness of the Credit Agreement:

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

As a result of entering into the Credit Agreement, we recognized a debt extinguishment loss during the third quarter of 2021 of approximately $0.4 million related to certain unamortized debt issuance costs from the prior credit agreement, which is included in Loss on extinguishment of debt on the consolidated statements of operations. The remaining $3.0 million of unamortized debt issuance costs from the prior credit agreement was not recognized as a loss as we concluded a significant portion of the Credit Agreement was a modification of the prior credit agreement under ASC 740, Debt.

U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin of 3.00% to 4.00%, or a base rate plus 2.00% to 3.00%, in each case based on a ratio of our total debt to Consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a Bankers' Acceptance Discount Rate (as defined in the Credit Agreement) based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 3.00% to 4.00%, or a Canadian Prime rate plus a margin of 2.00% to 3.00%, in each case based on a ratio of our total debt to consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 3.00% to 4.00%, based on a ratio of our total debt to consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks are addressed in the Credit Agreement and at such time the transition from (i) LIBOR takes place, an alternate benchmark will be established based on the first alternative of the following, plus a benchmark replacement adjustment, Term SOFR, Daily Simple SOFR and an alternative benchmark selected by the administrative agent and the applicable borrowers giving due consideration to any selection or recommendation by a government body or any evolving or then-prevailing market convention for determining a benchmark rate as a replacement for the then-current Benchmark for U.S. dollar-denominated syndicated credit facilities at such time or (ii) CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to CDOR that gives due consideration to any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and our maximum net leverage ratio, defined as the ratio of total net debt to consolidated EBITDA, of no greater than the levels set forth above. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio less than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges.  We were in compliance with our covenants as of December 31, 2021.

Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of December 31, 2021, we had seven lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.5 million to $52.0 million. As of December 31, 2021, we had outstanding letters of credit of $0.3 million under the U.S facility, zero under the Australian facility and $1.2 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.

12.ASSET RETIREMENT OBLIGATIONS

AROs at December 31, 2021 and 2020 were (in thousands):

	2021	2020
Asset retirement obligations	$13,745	$14,993
Less: Asset retirement obligations due within one year (1)	564	1,322
Long-term asset retirement obligations	$13,181	$13,671

(1)	Classified as a current liability on the consolidated balance sheets, under the caption “Other current liabilities.” Balance at December 31, 2021 related to remediation work planned for 2022.

Total accretion expense related to AROs was $1.4 million, $1.5 million and $1.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.

During the years ended December 31, 2021, 2020 and 2019, our ARO changed as follows (in thousands):

	2021	2020	2019
Balance as of January 1	$14,993	$18,796	$18,381
Accretion of discount	1,429	1,526	1,538
New obligations	—	—	497
Change in estimates of existing obligations	(763)	(3,961)	(1,989)
Settlement of obligations	(1,943)	(1,771)	(462)
Foreign currency translation	29	403	831
Balance as of December 31	$13,745	$14,993	$18,796

13.RETIREMENT PLANS

We sponsor various defined contribution plans. Participation in these plans is available to substantially all employees. A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will generally have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized as an employee benefit expense in profit or loss in the periods during which services are rendered by employees. We recognized expense of $7.6 million, $6.8 million and $5.3 million related to matching contributions under our various defined contribution plans during the years ended December 31, 2021, 2020 and 2019, respectively.

Canadian Retirement Savings Plan

We offer a defined contribution retirement plan to our Canadian employees. In Canada, we contribute, on a matched basis, an amount up to 5% of each Canadian based, salaried employee’s earnings (base salary plus annual incentive compensation) to the legislated maximum for a Deferred Profit Sharing Plan (DPSP). The maximum for 2021 was C$14,605. DPSP is a form of defined contribution retirement savings plan governed by Canadian federal tax legislation which provides for the deferral of tax on deposits and investment returns until removed from the plan to support retirement income. Employer contributions vest upon the completion of two years of service. Employee contributions are required in order to be eligible for the DPSP employer matching. Maximum employer matching (5% noted above) is attained with 6% employee contribution which would go into a Group Registered Retirement Savings Plan (GRRSP). The two plans work in tandem. Contributions to the “Retirement Savings Plan” for Canadian employees are subject to the annual maximum total registered savings limit of C$27,830 in 2021 as set out in the Canadian Tax Act.

Australian Retirement Savings Plan

Our Australian subsidiary contributes to various defined contribution plans for its employees in accordance with legislation governing the calculation of the Superannuation Guarantee Surcharge (SGC). SGC is contributed by the employer at a rate of 10.0% of the base salary of an employee, capped at the legislated maximum contribution base which is indexed annually.

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

14.INCOME TAXES

The Company’s operations are conducted through various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

Income tax expense (benefit). Pre-tax income (loss) for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in thousands):

	2021	2020	2019
Canada operations	$2,498	$(137,239)	$(60,372)
Foreign operations	3,375	(6,176)	(8,703)
Total	$5,873	$(143,415)	$(69,075)

The components of the income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 consisted of the following (in thousands):

	2021	2020	2019
Current:
Canada	$141	$391	$706
Foreign	165	96	266
Total	$306	$487	$972

Deferred:
Canada	$—	$(8,941)	$(9,399)
Foreign	3,070	(2,181)	(2,314)
Total	$3,070	$(11,122)	$(11,713)

Net income tax expense (benefit)	$3,376	$(10,635)	$(10,741)

The net income tax expense (benefit) differs from an amount computed at Canadian statutory rates as follows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021		2020		2019
Canadian federal tax benefit at statutory rates	$779	13.3%	$(21,512)	15.0%	$(10,361)	15.0%
Canadian provincial income tax	215	3.7%	(12,718)	8.9%	(5,158)	7.5%
Effect of foreign income tax, net	1,189	20.2%	1,241	(0.9)%	55	(0.1)%
Valuation allowance	1,028	17.5%	(1,355)	0.9%	2,257	(3.3)%
Enacted tax rate change - Canada	—	—%	—	—%	(2,452)	3.5%
Non-deductible goodwill impairment	—	—%	22,984	(16.0)%	4,689	(6.8)%
Non-deductible compensation	526	9.0%	310	(0.2)%	1,203	(1.7)%
Unrealized intercompany foreign currency translation gain	(708)	(12.1)%	991	(0.7)%	(1,451)	2.1%
Non-taxable Noralta representations and warranties claim	—	—%	(1,132)	0.8%	—	—%
Other, net	347	5.9%	556	(0.4)%	477	(0.7)%
Net income tax expense (benefit)	$3,376	57.5%	$(10,635)	7.4%	$(10,741)	15.5%

Canadian Rate Change. Effective July 1, 2019, the Province of Alberta introduced a four-year graduated decrease in the income tax rate from 12% to 8%, resulting in a decrease of our net deferred tax liability of $2.5 million during the year ended December 31, 2019. As part of Alberta’s Recovery Plan, the government accelerated the rate reduction to 8% effective July 1, 2020. As the impact of the full rate change was effectuated on our net deferred tax liability in 2020, the acceleration had no impact to our net deferred tax liability as of December 31, 2021.

Deferred Tax Liabilities and Assets. The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss	$93,512	$102,650
Employee benefits	2,546	2,269
Deductible goodwill and other intangibles	51,977	55,471
Land	3,879	2,637
Other reserves	6,202	6,701
Unearned revenue	201	114
Operating lease liabilities	4,862	6,027
Capital losses	1,363	1,343
Other	1,435	1,559
Deferred tax assets	165,977	178,771
Valuation allowance	(85,351)	(88,251)
Deferred tax assets, net	$80,626	$90,520
Deferred tax liabilities:
Intangibles	$(22,752)	$(24,359)
Depreciation	(54,254)	(58,329)
Operating lease right-of-use assets	(4,516)	(5,599)
Deferred tax liabilities	(81,522)	(88,287)
Net deferred tax assets (liabilities), net (1)	$(896)	$2,233

(1)	Net deferred tax assets are classified as a noncurrent asset on the consolidated balance sheet, under the caption “Other noncurrent assets.”
NOL Carryforwards. The following table summarizes net operating loss (NOL) carryforwards at December 31, 2021 (in thousands):

	Amount	Expiration Period
Net operating loss carryforwards:
Canada – Federal and provincial	$204,037	Begins to expire in 2035
Australia	83,150	Does not expire
U.S. – Federal	36,030	Begins to expire in 2036
U.S. – Federal	30,637	Does not expire
U.S. – State, tax effected	5,599	Begins to expire in 2022

Change in Valuation Allowance. Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future.

Changes in our valuation allowance for the years ended December 31, 2021 and 2020 are as follows (in thousands):

Balance as of December 31, 2019	$(84,503)
Change in income tax provision	1,355
Other change	1,663
Foreign currency translation	(6,766)
Balance as of December 31, 2020	(88,251)
Change in income tax provision	(1,028)
Other change	656
Foreign currency translation	3,272
Balance as of December 31, 2021	$(85,351)

As of each reporting date, management considers new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of December 31, 2020, in part because during the year we achieved three years of cumulative pre-tax income in the Australian federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred tax assets of $9.1 million are realizable. We therefore reduced the valuation allowance accordingly in this jurisdiction. As of December 31, 2021, management determined that there is not sufficient evidence to conclude that it is more likely than not that the Canadian and U.S. deferred tax assets are realizable, therefore we have maintained the valuation allowance in both of these jurisdictions.

Indefinite Reinvestment of Earnings.  At December 31, 2021 and 2020, we had no undistributed earnings of foreign subsidiaries subject to income tax in Canada. We continue to make an assertion to indefinitely reinvest the unrepatriated earnings, if any, of any foreign subsidiary. As of December 31, 2021, we did not provide for deferred taxes on earnings of our foreign subsidiaries that are indefinitely reinvested. If we were to make a distribution from the unremitted earnings of these subsidiaries, we could be subject to taxes in various jurisdictions. However, it is not practical to estimate the amount of tax that could ultimately be due if such earnings were remitted.

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

Our Canadian federal tax returns subsequent to 2014 are subject to audit by the Canada Revenue Agency. Our Australian subsidiary’s federal income tax returns subsequent to 2017 are open for review by the Australian Taxation Office. Our U.S. subsidiary’s federal tax returns subsequent to 2018 are subject to audit by the U.S. Internal Revenue Service.

The total amount of unrecognized tax benefits as of December 31, 2021, 2020 and 2019 was zero. Unrecognized tax benefits, if recognized, would affect the effective tax rate. We accrue interest and penalties, if applicable, related to unrecognized tax benefits as a component of our provision for income taxes. As of December 31, 2021, 2020 and 2019, we had accrued zero of interest expense and penalties.

15.COMMITMENTS AND CONTINGENCIES

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

16.PREFERRED SHARES

As further discussed in Note 21 – Acquisitions, on April 2, 2018, we issued 9,679 Preferred Shares as part of the Noralta Acquisition. The Preferred Shares had an initial liquidation preference of $10,000 per share. Holders of the Preferred Shares are entitled to receive a 2% annual dividend on the liquidation preference paid quarterly in cash or, at our option, by increasing the Preferred Shares’ liquidation preference or any combination thereof. As of December 31, 2021, 9,042 Preferred Shares were outstanding. The decrease in Preferred Shares outstanding since the close of the Noralta Acquisition was due to the release of 637 Preferred Shares initially held in escrow to support certain obligations of the Noralta Acquisition.

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

The Preferred Shares do not have voting rights, except as statutorily required.

During the years ended December 31, 2021, 2020 and 2019, we recognized preferred dividends on the Preferred Shares as follows (in thousands):

	2021	2020	2019
In-kind dividends	$1,925	$1,887	$1,849
Total preferred dividends	$1,925	$1,887	$1,849

The Board of Directors elected to pay the dividends for each quarterly period beginning June 30, 2019 through December 31, 2021 through an increase in the liquidation preference rather than in cash. The paid-in-kind dividend of $1.9 million, $1.9 million and $1.8 million is included in Preferred dividends on the accompanying consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.

17.SHARE REPURCHASE PROGRAM

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

We intend to fund repurchases through cash on hand and cash generated from operations. Pursuant to our common share repurchase program, during the six months ended December 31, 2021, we repurchased an aggregate of 217,179 of our common shares outstanding at a weighted average price of $21.38 per share, for a total of approximately $4.6 million. The common shares repurchased under the program are cancelled in the periods they are acquired and the payment is accounted for as an increase to Accumulated deficit in our consolidated statements of changes in shareholders’ equity in the period the payment is made.

18.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $12.9 million from $349.0 million at December 31, 2020 to $361.9 million at December 31, 2021, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during 2021 were primarily driven by the Australian dollar decreasing in value compared to the U.S. dollar, partially offset by the Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$189 million and A$268 million, respectively, at December 31, 2021.

19.SHARE-BASED COMPENSATION

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board and the Compensation Committee of our Board to approve grants of options, awards of restricted shares, performance shares, phantom shares and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 2.4 million Civeo common shares are authorized to be issued under the Civeo Plan.

Share-based compensation expense recognized in the years ended December 31, 2021, 2020 and 2019 totaled $9.9 million, $8.4 million and $13.9 million, respectively. Share-based compensation expense is reflected in Selling, general and administrative (SG&A) expense in our consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for share based compensation arrangements was approximately $0.5 million, $0.5 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Options to Purchase Common Shares

No options were awarded in 2021, 2020 or 2019. The following table presents the changes in stock options outstanding and related information for our employees during the years ended December 31, 2021, 2020 and 2019:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value (Thousands)
Outstanding Options at December 31, 2018	12,143	$215.59	3.3	$—
Outstanding Options at December 31, 2019	12,143	$215.59	2.3	$—
Forfeited / Expired	(1,817)	197.16
Outstanding Options at December 31, 2020	10,326	$218.83	1.4	$—
Forfeited / Expired	(8,414)	216.78
Outstanding Options at December 31, 2021	1,912	$227.85	1.2	$—

Exercisable Options at December 31, 2019	12,143	$215.59	2.3	$—
Exercisable Options at December 31, 2020	10,326	$218.83	1.4	$—
Exercisable Options at December 31, 2021	1,912	$227.85	1.2	$—

As no options were exercised in the last three years, the total intrinsic value of options exercised by our employees during 2021, 2020 and 2019 was zero. Additionally, the tax benefits realized for the tax deduction from options exercised during 2021, 2020 and 2019 totaled zero.

At December 31, 2021, unrecognized compensation cost related to options was zero.

The following table summarizes information for outstanding options of our employees at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2021	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2021	Weighted Average Exercise Price
$209.76	956	1.1	$209.76	956	$209.76
$221.16	382	0.1	$221.16	382	$221.16
$262.44	574	2.1	$262.44	574	$262.44
$209.76 - 262.44	1,912	1.2	$227.85	1,912	$227.85

Restricted Share Awards/ Restricted Share Units/ Deferred Share Awards

The following table presents the changes in restricted share awards, restricted share units and deferred share awards outstanding and related information for our employees and non-employee directors during the years ended December 31, 2021, 2020 and 2019:

	Number of Awards/Units	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2018	307,121	$39.73
Granted	143,756	27.50
Vested	(135,943)	39.10
Forfeited	(8,138)	38.79
Nonvested shares at December 31, 2019	306,796	$34.31
Granted	1,906	4.95
Vested	(186,551)	33.78
Forfeited	(17,060)	35.26
Nonvested shares at December 31, 2020	105,091	$34.56
Granted	59,027	17.58
Vested	(77,304)	35.76
Forfeited	(1,957)	30.36
Nonvested shares at December 31, 2021	84,857	$21.76

The weighted average grant date fair value per share for restricted share awards, restricted share units and deferred share awards granted during 2021, 2020 and 2019 was $17.58, $4.95 and $27.50, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards vested during 2021, 2020 and 2019 was $1.5 million, $2.6 million and $4.0 million, respectively. At December 31, 2021, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.5 million, which is expected to be recognized over a weighted average period of 0.3 years.

Phantom Share Awards

Each phantom share award is equal in value to one common share. Upon vesting, each recipient will receive a lump sum cash payment equal to the fair market value of a common share on the respective vesting date. These awards are accounted for as a liability that is remeasured at each reporting date until paid.

The following table presents the changes in phantom share awards outstanding and related information for our employees during the years ended December 31, 2021, 2020 and 2019:

Number of Awards
Nonvested shares at December 31, 2018	188,883
Granted	117,943
Vested	(171,641)
Forfeited	(1,057)
Nonvested shares at December 31, 2019	134,128
Granted	413,569
Vested	(55,977)
Forfeited	(33,545)
Nonvested shares at December 31, 2020	458,175
Granted	351,853
Vested	(163,499)
Forfeited	(27,081)
Nonvested shares at December 31, 2021	619,448

At December 31, 2021, the balance of the liability for the phantom share awards was $4.7 million.  For the years ended December 31, 2021, 2020 and 2019, we made phantom share cash payments of $3.1 million, $0.9 million and $5.3 million, respectively. At December 31, 2021, unrecognized compensation cost related to phantom shares was $7.5 million, as remeasured at December 31, 2021, which is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant date fair value per share of phantom shares granted during the years ended December 31, 2021, 2020 and 2019 was $19.80, $15.84 and $30.36, respectively.

Performance Share Awards

We grant performance awards, which cliff vest in three years subject to attainment of applicable performance criteria. Awards granted in 2021 will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on (1) the payout percentage associated with Civeo’s relative TSR rank among a peer group that includes 17 other companies and (2) the payout percentage associated with Civeo's cumulative free cash flow over the performance period relative to a preset target. Performance share awards granted prior to 2021 are earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative TSR rank among a peer group of other companies. The portion of the performance awards tied to cumulative free cash flow includes a performance-based vesting requirement. The fair value of these awards is based on the closing market price of our common shares on the date of grant. We evaluate the probability of achieving the performance criteria throughout the performance period and will adjust share-based compensation expense based on the number of shares expected to vest based on our estimate of the most probable performance outcome. The ultimate payout of the cumulative free cash flow component of the award can vary from 0% to 60% based on actual results.

The fair value of the TSR portion of each performance share award was estimated using a Monte Carlo simulation pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the performance share at the time of grant. The dividend yield on our common shares was assumed to be zero since we do not currently pay dividends. The expected market price volatility of our common shares was based on an estimate that considers the historical and implied volatility of our common shares as well as a peer group of companies over a time period equal to the expected term of the option. The initial TSR performance was based on historical performance of our common shares and the peer group’s common shares.

No performance share awards were granted in 2020.

	2021	2019
Risk-free weighted interest rate	0.2%	2.5%
Expected volatility	83.0%	68.0%
Initial TSR	27.1%	0.70%

The following table presents the changes in performance share awards outstanding and related information for our employees during the year ended December 31, 2021, 2020 and 2019:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2018	293,695	$47.86
Granted	98,717	44.76
Performance adjustment (1)	160,156	35.20
Vested	(320,312)	35.20
Forfeited	—	—
Nonvested shares at December 31, 2019	232,256	$55.27
Granted	—	—
Performance adjustment (2)	47,101	62.40
Vested	(109,904)	62.40
Forfeited	(17,141)	50.56
Nonvested shares at December 31, 2020	152,312	$52.86
Granted	129,754	26.86
Performance adjustment (3)	28,466	63.60
Vested	(93,922)	63.60
Forfeited	(1,296)	44.76
Nonvested shares at December 31, 2021	215,314	$33.97

(1)Related to 2016 performance share awards that vested in 2019, which were paid out at 200% based on Civeo's TSR rank.
(2)Related to 2017 performance share awards that vested in 2020, which were paid out at 175% based on Civeo's TSR rank.
(3)Related to 2018 performance share awards that vested in 2021, which were paid out at 150% based on Civeo's TSR rank.

During the years ended December 31, 2021, 2020 and 2019, we recognized compensation expense associated with performance share awards totaling $2.4 million, $2.7 million and $4.3 million, respectively. At December 31, 2021, unrecognized compensation cost related to performance share awards was $2.9 million, which is expected to be recognized over a weighted average period of 2.0 years.

20.SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years ended December 31, 2021, 2020 and 2019 for interest and income taxes was as follows (in thousands):

	2021	2020	2019
Interest (net of amounts capitalized)	$9,991	$12,597	$23,882
Net income taxes paid, net of refunds received	334	600	1,045

21.ACQUISITIONS

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

Noralta

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

22.SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and the U.S., which represent our strategic focus on hospitality services and workforce accommodations.

Financial information by business segment for each of the three years ended December 31, 2021, 2020 and 2019 is summarized in the following table (in thousands):

	Total Revenues	Depreciation and amortization	Operating (loss) income	Capital expenditures	Total assets
2021
Canada	$321,378	$47,253	$12,816	$6,747	$764,519
Australia	251,074	33,110	7,303	6,823	226,318
U.S.	22,011	2,060	(8,869)	1,484	22,595
Corporate and eliminations	—	678	(5,198)	517	(340,698)
Total	$594,463	$83,101	$6,052	$15,571	$672,734

2020
Canada	$269,649	$52,009	$(146,435)	$2,201	$720,482
Australia	234,542	40,747	27,804	5,470	281,180
U.S.	25,538	3,240	(23,151)	1,557	26,801
Corporate and eliminations	—	551	(5,406)	855	(287,610)
Total	$529,729	$96,547	$(147,188)	$10,083	$740,853

2019
Canada	$325,651	$66,557	$(32,313)	$22,124	$850,361
Australia	156,093	39,116	517	3,456	278,268
U.S.	45,811	10,987	(11,214)	3,104	46,862
Corporate and eliminations	—	7,108	(6,041)	1,128	(205,579)
Total	$527,555	$123,768	$(49,051)	$29,812	$969,912

Financial information by geographic segment as of and for each of the three years ended December 31, 2021, 2020 and 2019, is summarized below (in thousands). Revenues in the U.S. include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Long-lived assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	Canada	Australia	U.S. and Other	Total
2021
Revenues from unaffiliated customers	$321,378	$251,074	$22,011	$594,463
Long-lived assets	325,160	177,607	12,774	515,541

2020
Revenues from unaffiliated customers	$269,649	$234,542	$25,538	$529,729
Long-lived assets	368,636	229,629	23,375	621,640

2019
Revenues from unaffiliated customers	$325,651	$156,093	$45,811	$527,555
Long-lived assets	558,310	242,002	38,159	838,471

23.VALUATION ACCOUNTS

Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged (Reduction) to Costs and Expenses	Deductions (Net of Recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2021:
Allowance for credit losses on accounts receivable	$275	$131	$(30)	$(15)	$361
Valuation allowance for deferred tax assets	88,251	1,028	(656)	(3,272)	85,351

Year Ended December 31, 2020:
Allowance for credit losses on accounts receivable	$253	$46	$(44)	$20	$275
Valuation allowance for deferred tax assets	84,503	(1,355)	(1,663)	6,766	88,251

Year Ended December 31, 2019:
Allowance for credit losses on accounts receivable	$376	$(5)	$(122)	$4	$253
Valuation allowance for deferred tax assets	82,833	2,257	(499)	(88)	84,503