Form 10-Q
period 2022-03-31
Civeo Corp
filed 2022-04-29
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The Registrant had 14,164,497 common shares outstanding as of April 25, 2022.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Service and other	$159,570	$121,996
Rental	5,260	3,064
Product	848	370
	165,678	125,430
Costs and expenses:
Service and other costs	120,850	96,462
Rental costs	4,392	2,970
Product costs	601	378
Selling, general and administrative expenses	15,213	14,181
Depreciation and amortization expense	20,127	21,269
Other operating expense	258	71
	161,441	135,331
Operating income (loss)	4,237	(9,901)

Interest expense	(2,468)	(3,362)
Other income	1,696	4,914
Income (loss) before income taxes	3,465	(8,349)
Income tax expense	(1,557)	(1,076)
Net income (loss)	1,908	(9,425)
Less: Net income attributable to noncontrolling interest	498	59
Net income (loss) attributable to Civeo Corporation	1,410	(9,484)
Less: Dividends attributable to Class A preferred shares	487	478
Net income (loss) attributable to Civeo common shareholders	$923	$(9,962)

Per Share Data (see Note 6)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$0.06	$(0.70)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$0.06	$(0.70)

Weighted average number of common shares outstanding:
Basic	14,096	14,211
Diluted	14,219	14,211

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$1,908	$(9,425)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	8,012	(1,627)
Total other comprehensive income (loss), net of taxes	8,012	(1,627)

Comprehensive income (loss)	9,920	(11,052)
Less: Comprehensive income attributable to noncontrolling interest	538	49
Comprehensive income (loss) attributable to Civeo Corporation	$9,382	$(11,101)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,423	$6,282
Accounts receivable, net	124,484	114,859
Inventories	7,271	6,468
Prepaid expenses	4,900	6,876
Other current assets	7,969	10,946
Assets held for sale	10,800	11,762
Total current assets	161,847	157,193

Property, plant and equipment, net	386,022	389,996
Goodwill	8,468	8,204
Other intangible assets, net	93,542	93,642
Operating lease right-of-use assets	17,879	18,327
Other noncurrent assets	5,336	5,372
Total assets	$673,094	$672,734

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$47,204	$49,321
Accrued liabilities	22,797	33,564
Income taxes	232	171
Current portion of long-term debt	30,868	30,576
Deferred revenue	13,608	18,479
Other current liabilities	4,441	4,807
Total current liabilities	119,150	136,918

Long-term debt, less current maturities	145,037	142,602
Deferred income taxes	2,494	896
Operating lease liabilities	14,911	15,429
Other noncurrent liabilities	18,531	13,778
Total liabilities	300,123	309,623

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042 shares issued and outstanding, respectively; aggregate liquidation preference of $97,925,880 and $97,438,687 as of March 31, 2022 and December 31, 2021)	62,428	61,941
Common shares (no par value; 46,000,000 shares authorized, 14,552,341 shares and 14,431,819 shares issued, respectively, and 14,185,666 shares and 14,111,221 shares outstanding, respectively)	—	—
Additional paid-in capital	1,583,474	1,582,442
Accumulated deficit	(912,037)	(912,951)
Common shares held in treasury at cost, 366,675 and 320,598 shares, respectively	(9,063)	(8,050)
Accumulated other comprehensive loss	(353,911)	(361,883)
Total Civeo Corporation shareholders’ equity	370,891	361,499
Noncontrolling interest	2,080	1,612
Total shareholders’ equity	372,971	363,111
Total liabilities and shareholders’ equity	$673,094	$672,734

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2020	$60,016	$—	$1,578,315	$(907,727)	$(6,930)	$(348,989)	$672	$375,357
Net income (loss)	—	—	—	(9,484)	—	—	59	(9,425)
Currency translation adjustment	—	—	—	—	—	(1,617)	(10)	(1,627)
Dividends paid	—	—	—	—	—	—	(73)	(73)
Dividends attributable to Class A preferred shares	478	—	—	(478)	—	—	—	—
Share-based compensation	—	—	1,027	—	(1,120)	—	—	(93)
Balance, March 31, 2021	$60,494	$—	$1,579,342	$(917,689)	$(8,050)	$(350,606)	$648	$364,139

Balance, December 31, 2021	$61,941	$—	$1,582,442	$(912,951)	$(8,050)	$(361,883)	$1,612	$363,111
Net income	—	—	—	1,410	—	—	498	1,908
Currency translation adjustment	—	—	—	—	—	7,972	40	8,012
Dividends paid	—	—	—	—	—	—	(70)	(70)
Dividends attributable to Class A preferred shares	487	—	—	(487)	—	—	—	—
Common shares repurchased	—	—	—	(9)	—	—	—	(9)
Share-based compensation	—	—	1,032	—	(1,013)	—		19
Balance, March 31, 2022	$62,428	$—	$1,583,474	$(912,037)	$(9,063)	$(353,911)	$2,080	$372,971

	Preferred Shares	Common Shares (in thousands)
Balance, December 31, 2021	9,042	14,111
Share-based compensation	—	76
Common shares repurchased	—	(1)
Balance, March 31, 2022	9,042	14,186

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,908	$(9,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,127	21,269
Deferred income tax expense	1,491	1,041
Non-cash compensation charge	1,032	1,027
Gains on disposals of assets	(1,489)	(1,902)
Provision (benefit) for credit losses, net of recoveries	(20)	193
Other, net	686	716
Changes in operating assets and liabilities:
Accounts receivable	(7,142)	1,806
Inventories	(623)	(526)
Accounts payable and accrued liabilities	(13,697)	(5,287)
Taxes payable	59	51
Other current and noncurrent assets and liabilities, net	(379)	3,854
Net cash flows provided by operating activities	1,953	12,817

Cash flows from investing activities:
Capital expenditures	(3,592)	(3,372)
Proceeds from disposition of property, plant and equipment	2,364	6,651
Other, net	190	—
Net cash flows provided by (used in) investing activities	(1,038)	3,279

Cash flows from financing activities:
Revolving credit borrowings	94,266	78,628
Revolving credit repayments	(86,586)	(85,319)
Term loan repayments	(8,003)	(8,872)
Repurchases of common shares	(9)	—
Taxes paid on vested shares	(1,013)	(1,120)
Net cash flows used in financing activities	(1,345)	(16,683)

Effect of exchange rate changes on cash	571	(113)
Net change in cash and cash equivalents	141	(700)
Cash and cash equivalents, beginning of period	6,282	6,155

Cash and cash equivalents, end of period	$6,423	$5,455

Non-cash financing activities:
Preferred dividends paid-in-kind	$487	$478
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

The financial statements included in this report should be read in conjunction with our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
2.REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and the U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Canada
Accommodation revenues	$67,194	$46,530
Mobile facility rental revenues	24,018	10,499
Food service and other services revenues	4,740	4,856
Total Canada revenues	95,952	61,885

Australia
Accommodation revenues	$37,599	$33,675
Food service and other services revenues	25,930	25,962
Total Australia revenues	63,529	59,637

U.S.
Accommodation revenues	$463	$772
Mobile facility rental revenues	5,266	3,067
Manufacturing revenues	445	63
Food service and other services revenues	23	6
Total U.S. revenues	6,197	3,908

Total revenues	$165,678	$125,430

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of March 31, 2022, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2022	2023	2024	Thereafter	Total
Revenue expected to be recognized as of March 31, 2022	$116,850	$44,930	$13,240	$10,943	$185,963

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

3.FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of March 31, 2022 and December 31, 2021, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans. In addition, the estimated fair value of our assets held for sale is based upon Level 2 fair value measurements, which include appraisals and previous negotiations with third parties.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

4.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2022 and December 31, 2021 is presented below (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable, net:
Trade	$76,766	$75,740
Unbilled revenue	46,685	38,508
Other	1,380	972
Total accounts receivable	124,831	115,220
Allowance for credit losses	(347)	(361)
Total accounts receivable, net	$124,484	$114,859

	March 31, 2022	December 31, 2021
Inventories:
Finished goods and purchased products	$5,894	$5,346
Work in process	169	25
Raw materials	1,208	1,097
Total inventories	$7,271	$6,468

	Estimated Useful Life (in years)			March 31, 2022	December 31, 2021
Property, plant and equipment, net:
Land				$31,295	$30,556
Accommodations assets	3	—	15	1,681,299	1,657,577
Buildings and leasehold improvements	7	—	20	24,704	24,335
Machinery and equipment	4	—	15	15,338	14,983
Office furniture and equipment	3	—	7	64,414	63,228
Vehicles	3	—	5	15,207	14,578
Construction in progress				3,273	2,063
Total property, plant and equipment				1,835,530	1,807,320
Accumulated depreciation				(1,449,508)	(1,417,324)
Total property, plant and equipment, net				$386,022	$389,996

	March 31, 2022	December 31, 2021
Accrued liabilities:
Accrued compensation	$18,446	$28,877
Accrued taxes, other than income taxes	3,329	2,944
Other	1,022	1,743
Total accrued liabilities	$22,797	$33,564

5.ASSETS HELD FOR SALE

As of March 31, 2022 and December 31, 2021, assets held for sale included certain assets in our U.S. business segment and various undeveloped land holdings in our Australia business segment. These assets were recorded at the estimated fair value less costs to sell, which exceeded their carry values.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The following table summarizes the carrying amount as of March 31, 2022 and December 31, 2021 of the assets classified as held for sale (in thousands):

	March 31, 2022	December 31, 2021
Assets held for sale:
Property, plant and equipment, net	$10,800	$11,762
Total assets held for sale	$10,800	$11,762

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

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) attributable to Civeo common shareholders	$923	$(9,962)
Less: income allocated to participating securities	(138)	—
Basic net income (loss) attributable to Civeo Corporation common shareholders	$785	$(9,962)
Add: undistributed income attributable to participating securities	138	—
Less: undistributed income reallocated to participating securities	(137)	—
Diluted net income (loss) attributable to Civeo Corporation common shareholders	$786	$(9,962)

Denominator:
Weighted average shares outstanding - basic	14,096	14,211
Dilutive shares - share-based awards	123	—
Weighted average shares outstanding - diluted	14,219	14,211

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.06	$(0.70)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.06	$(0.70)

(1)Computations may reflect rounding adjustments.

For the three months ended March 31, 2022, we excluded 0.1 million share-based awards from the computation of diluted earnings per share because their effect was anti-dilutive. When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. As a result of the net loss for the three months ended March 31, 2021, we excluded from the computation of diluted loss per share 0.2 million share based awards since the effect would have been anti-dilutive. Additionally, for the three months ended March 31, 2022 and 2021, we excluded from the computation the impact of converting the Preferred Shares into 2.5 million and 2.4 million common shares, respectively, since the effect would have been anti-dilutive.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
7.DEBT

As of March 31, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Canadian term loan; weighted average interest rate of 3.9% for the three month period ended March 31, 2022	$56,021	$63,104

U.S. revolving credit facility; weighted average interest rate of 5.5% for the three month period ended March 31, 2022	—	—

Canadian revolving credit facility; weighted average interest rate of 4.1% for the three month period ended March 31, 2022	113,643	111,300

Australian revolving credit facility; weighted average interest rate of 3.2% for the three month period ended March 31, 2022	8,243	726
	177,907	175,130
Less: Unamortized debt issuance costs	2,002	1,952
Total debt	175,905	173,178
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	30,868	30,576
Long-term debt, less current maturities	$145,037	$142,602

Credit Agreement

As of March 31, 2022, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.
U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin of 3.00% to 4.00%, or a base rate plus 2.00% to 3.00%, in each case based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a Bankers’ Acceptance Discount Rate (as defined in the Credit Agreement) based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 3.00% to 4.00%, or a Canadian Prime rate plus a margin of 2.00% to 3.00%, in each case based on a ratio of our total debt to Consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 3.00% to 4.00%, based on a ratio of our total net debt to Consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks are addressed in the Credit Agreement and at such time the transition from (i) LIBOR takes place, an alternate benchmark will be established based on the first alternative of the following, plus a benchmark replacement adjustment, Term SOFR, Daily Simple SOFR and an alternative benchmark selected by the administrative agent and the applicable borrowers giving due consideration to any selection or recommendation by a government body or any evolving or then-prevailing market convention for determining a benchmark rate as a replacement for the then-current Benchmark for U.S. dollar-denominated syndicated credit facilities at such time or (ii) CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to CDOR that gives due consideration to any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.
The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of Consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and our maximum net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.25 to 1.00 for the quarter ended March 31, 2022 and

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
3.00 to 1.00 for each quarter thereafter. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio less than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of March 31, 2022.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of March 31, 2022, we had seven lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.5 million to $52.0 million. As of March 31, 2022, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.2 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.
8.INCOME TAXES
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
We operate in three jurisdictions, Canada, Australia and the U.S., where statutory tax rates range from 15% to 30%. Our effective tax rate will vary from period to period based on changes in earnings mix between these different jurisdictions.
We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of March 31, 2022 and 2021, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended March 31, 2022 totaled $1.6 million, or 44.9% of pretax income, compared to tax expense of $1.1 million, or (12.9)% of pretax loss, for the three months ended March 31, 2021. Our effective tax rate for both the three months ended March 31, 2022 and 2021 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

9.COMMITMENTS AND CONTINGENCIES

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

10.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $8.0 million from $361.9 million at December 31, 2021 to $353.9 million at March 31, 2022, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first three months of 2022 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$200 million and A$251 million, respectively, at March 31, 2022.

11.SHARE REPURCHASE PROGRAM

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

We intend to fund repurchases through cash on hand and cash generated from operations. Pursuant to our common share repurchase program, during the three months ended March 31, 2022, we repurchased an aggregate of 500 of our common shares outstanding at a weighted average price of $18.47 per share, for a total of approximately $9.2 thousand. The common shares repurchased under the program are cancelled in the periods they are acquired and the payment is accounted for as an increase to accumulated deficit in our Unaudited Consolidated Statements of Changes in Shareholders’ Equity in the period the payment is made.

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

Outstanding Awards

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended March 31, 2022 and 2021 totaled $0.4 million and $0.5 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended March 31, 2022 and 2021 was $0.6 million and $1.5 million, respectively.

At March 31, 2022, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.1 million, which is expected to be recognized over a weighted average period of 0.1 years.

Phantom Share Awards. On February 25, 2022, we granted 255,034 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 25, 2023. We also granted 77,574 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 25, 2023. Phantom share awards are settled in cash upon vesting.

During the three months ended March 31, 2022 and 2021, we recognized compensation expense associated with phantom shares totaling $2.4 million and $1.4 million, respectively. At March 31, 2022, unrecognized compensation cost related to phantom shares was $15.3 million, as remeasured at March 31, 2022, which is expected to be recognized over a weighted average period of 2.2 years.

Performance Awards. On February 25, 2022, we granted 122,555 performance awards under the Civeo Plan, which cliff vest in three years on February 25, 2025 subject to attainment of applicable performance criteria. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on (1) the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group that includes 17 other companies and (2) the payout percentage associated with Civeo's cumulative operating cash flow over the performance period relative to a preset target. The portion of the performance awards tied to cumulative operating cash flow includes a performance-based vesting requirement. The fair value of these awards is based on the closing market price of our common shares on the date of grant. We evaluate the probability of achieving the performance criteria throughout the performance period and will adjust share-based compensation expense based on the number of shares expected to vest based on our estimate of the most probable performance outcome. The ultimate payout of the cumulative operating cash flow component of the award can vary from 0% to 100% based on actual results.

During the three months ended March 31, 2022 and 2021, we recognized compensation expense associated with performance awards totaling $0.6 million and $0.5 million, respectively. The total fair value of performance share awards that vested during the three months ended March 31, 2022 and 2021 was $2.4 million and $1.9 million, respectively. At March 31, 2022, unrecognized compensation cost related to performance shares was $6.4 million, which is expected to be recognized over a weighted average period of 2.5 years.

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

Financial information by business segment for each of the three months ended March 31, 2022 and 2021 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2022
Canada	$95,952	$11,597	$4,038	$2,006	$773,257
Australia	63,529	7,957	6,135	1,216	226,680
U.S.	6,197	382	(1,609)	348	24,156
Corporate and eliminations	—	191	(4,327)	22	(350,999)
Total	$165,678	$20,127	$4,237	$3,592	$673,094

Three months ended March 31, 2021
Canada	$61,885	$12,087	$(7,659)	$1,180	$721,841
Australia	59,637	8,459	3,307	1,554	265,111
U.S.	3,908	566	(2,598)	369	27,869
Corporate and eliminations	—	157	(2,951)	269	(304,643)
Total	$125,430	$21,269	$(9,901)	$3,372	$710,178

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including the impact of COVID-19 and the response thereto and the volatility in the price of and demand for commodities, as well as our expectations about capital expenditures in 2022 and beliefs with respect to liquidity needs. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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
Overview and Macroeconomic Environment
We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase; and (2) the operations or production phase. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure, as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by natural resource production, maintenance and operation of those facilities as well as expansion of those sites. In general, industry capital spending programs are based on the outlook for commodity prices, economic growth, global commodity supply/demand, estimates of resource production and shareholder expectations. As a result, demand for our hospitality services is largely sensitive to expected commodity prices, principally related to oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore. Other factors that can affect our business and financial results include the general global economic environment and regulatory changes in Canada, Australia, the U.S. and other markets, including governmental measures introduced to fight climate change or to help slow the spread or mitigate the impact of COVID-19.
Our business is predominantly located in northern Alberta, Canada; British Columbia, Canada; Queensland, Australia; and Western Australia. We derive most of our business from natural resource companies who are developing and producing oil sands, met coal, LNG and iron ore resources and, to a lesser extent, other hydrocarbon and mineral resources. In the first quarter of 2022, approximately 63% of our revenue is generated by our lodges in Canada and our villages in Australia. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-person-per- day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years. The remainder of our revenue is generated by our hospitality services at customer-owned locations in Canada and Australia, mobile assets in Canada and the U.S and our lodges in the U.S.
Generally, our core Canadian oil sands and Australian mining customers make significant, upfront capital investments to develop their prospects, which have estimated reserve lives ranging from ten years to in excess of 30 years. Consequently, these investments are primarily dependent on those customers’ long-term views of commodity demand and prices.
The spread of COVID-19 and the response thereto have negatively impacted the global economy. The actions taken by governments and the private-sector to mitigate the spread of COVID-19 and the risk of infection, including government-imposed or voluntary social distancing and quarantining, reduced travel and remote work policies, evolved with the introduction of vaccination efforts in 2021, and may continue to evolve as the surfacing of virus variants has added a degree of uncertainty to the continuing global impact. Since the COVID-19 pandemic began, we have been impacted by increased staff costs as a result of hospitality labor shortages in Australia. This labor shortage has been exacerbated by significantly reduced migration in and around Australia affecting labor availability, which has subsequently led to an increased reliance on more expensive temporary labor resources. We continue to closely monitor the COVID-19 situation and have taken measures to help ensure the health and well-being of our employees, guests and contractors, including screening of individuals that enter our facilities, social distancing practices, enhanced cleaning and deep sanitization, the suspension of nonessential employee travel and implementation of work-from-home policies, where applicable.
In part due to the impact of COVID-19 on the global economy, increasing inflationary pressures are being experienced worldwide. These price increases could negatively impact our labor and food costs, as well as consumable costs such as fuel. The Company is managing inflation risk with service scope changes and contractual protections.
Global oil prices dropped to historically low levels in March and April 2020 due to severely reduced global oil demand, high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. Since this trough in early 2020, global oil prices increased later in 2020 and throughout 2021 primarily due to improved global oil demand and lagging global oil supply due to oil production discipline from publicly traded oil producers and OPEC+ countries. These supply/demand dynamics have continued into early 2022 and have been exacerbated by the recent conflict between Russia and Ukraine and related sanctions on Russia, which decreased global fossil fuel supply even further. This has led to a significant increase in global oil prices to above $100 per barrel. Several governments, including the U.S. government under the Biden administration, have begun to release oil from the government controlled strategic reserves in the hopes of stemming high oil prices and the related impacts on higher heating fuels and gasoline.
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
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile assets and to improve take-away capacity for Canadian oil sands producers over the longer term. The Enbridge Line 3 replacement project was completed at the end of 2021 and the Trans Mountain Pipeline (TMX) is currently under construction and approximately 50% complete. The Canadian federal government acquired the TMX pipeline in 2018, approved the expansion of the project and is currently working through a revised construction timeline to adjust for recent delays related to legal challenges, the COVID-19 pandemic, flooding along certain sections of the pipeline corridor and seasonal wildfires. As a result, the TMX pipeline construction has been delayed, and there is a risk that there are more delays to come. Recent legal issues between the Canadian government and First Nation groups have been resolved for the time being and construction has resumed.
WCS prices in the first quarter of 2022 averaged $82.04 per barrel compared to an average of $46.28 in the first quarter of 2021. The WCS Differential decreased from $14.12 per barrel at the end of the fourth quarter of 2021 to $10.78 at the end of the first quarter of 2022. As of April 25, 2022, the WTI price was $99.54 and the WCS price was $86.62, resulting in a WCS Differential of $12.92.
Together with the initial spread of COVID-19, depressed price levels of both WTI and WCS materially impacted 2020 maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. Customers began increasing production activity in the fourth quarter of 2020, throughout 2021 and into the first three months of 2022. While oil prices have recently increased to multi-year highs, there is continued uncertainty around commodity price levels, including the impact of COVID-19 and regulatory complications on such prices, which could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets.
British Columbia, Canada. Our Sitka Lodge supports the LNG Canada project and related pipeline projects (see discussion below). From a macroeconomic standpoint, LNG demand continued to grow despite the spread of COVID-19, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. The conflict between Russia and Ukraine has further highlighted the need for secure natural gas supply globally, particularly in Europe. Accordingly, additional investment in LNG supply will be needed to meet the resulting expected long-term LNG demand growth.
Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve several portions of the related pipeline construction activity. The actual timing of when revenue is realized from the Coastal GasLink (CGL) pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, such as protest blockades or COVID-19. Our current expectation is that our contracted commitments associated with the CGL pipeline project will be completed in the second half of 2022 or early 2023.
In late March 2020, LNGC announced steps being taken to reduce the spread of COVID-19, including reduction of the workforce at the project site to essential personnel only. In late December 2020, British Columbia’s public health officer issued a health order limiting workforce size at all large industrial projects across the province, including LNGC. These actions resulted in reduced occupancy at our Sitka Lodge beginning in the second quarter of 2020. British Columbia's public health order was phased out in the second quarter of 2021. It was replaced with less restrictive requirements focused on monitoring, allowing workforces to return to their optimal sizes, which increased occupancy at our Sitka Lodge in the second half of 2021 and into 2022.
Australia. In Australia, 82% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which decreased by 6.8% during the first three months of 2022 compared to the same period of 2021 but remained at high levels. As of April 25, 2022, met coal spot prices were $480 per metric tonne. Long-term demand for steel is expected to be driven by global infrastructure spending and increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries.
The Chinese embargo on Australian coal continues, without any resolution foreseeable in the near term. However, Australian met coal producers have found new markets, including India and Europe, for their premium product. This led to a rebalancing of the market globally in 2021, with China relying on domestic production along with increased met coal imports from the U.S., Canada and Mongolia. With the backdrop of continuing strong steel demand and met coal supply constraints, the spot price for met coal surged to record highs through the second half of 2021 into early 2022. While met coal prices have receded from their all-time highs, they still remain over $400 per tonne. Analysts expect elevated met coal prices to persist in the short-term but to moderate and decline further over the medium term if supply and demand issues are resolved. If the trade impasse with China remains unresolved and the Ukraine conflict continues, there remains a possibility of further volatility in the short to medium term.

Civeo's activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  Iron ore prices experienced strong support through the first half of 2021, with prices reaching in excess of $200 US per metric tonne by mid year due to high demand for steel used for infrastructure and increased manufacturing activity in China. Through the second half of 2021, with forced cuts in Chinese steel production along with weaker demand, prices retreated. As of April 25, 2022, iron ore spot prices were $126.38 per metric tonne, which reflects a sustained improvement in prices early in 2022 with tighter supply and strong demand. Higher iron production is expected to continue through 2022 and along with constrained supply, analysts are forecasting an average iron ore price of $135-$150 per metric tonne for 2022. Despite some constraint in supply, Australian iron ore exports in 2022 are forecast to exceed both 2020 and 2021 volumes.

U.S. Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies. In 2020, the U.S. oil rig count and associated completion activity decreased due to COVID-19 and the global oil price decline discussed above. Only 267 oil rigs were active at the end of 2020. With the recovery of oil prices, oil rig count and drilling activity have recovered substantially, with 531 oil rigs active at the end of the first quarter 2022. The Permian Basin remains the most active U.S. unconventional play, representing 60% of the oil rigs active in the U.S. at the end of the first quarter of 2022. The increase in the U.S. rig count and oil prices has only resulted in slight increases to U.S. oil production from an average of 11.3 million barrels per day in 2021 to an average of 11.4 million barrels per day at the end of January 2022. As of April 22, 2022, there were 549 active oil rigs in the U.S. (as measured by Bakerhughes.com). U.S. oil shale drilling and completion activity will continue to be impacted by higher WTI oil prices, pipeline capacity, federal energy policies and availability of capital to support exploration and production (E&P) drilling and completion plans. In addition, consolidation among our E&P customer base in the U.S. has historically created short-term spending and activity dislocations. Should the current trend of industry consolidation continue, we may see activity, utilization and occupancy declines in the near term.

Recent Commodity Prices. Recent WTI crude, WCS crude, met coal and iron ore pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)
Second Quarter through April 25, 2022	$101.36	$88.55	$475.20	$140.72
3/31/2022	95.17	82.04	474.83	129.46
12/31/2021	77.31	60.84	371.95	104.88
9/30/2021	70.54	57.58	258.41	164.90
6/30/2021	66.19	53.27	136.44	195.97
3/31/2021	58.13	46.28	127.95	159.83

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

	Three Months Ended March 31,
	2022	2021	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.790	$0.790	$—	—%
Average Australian dollar to U.S. dollar	$0.724	$0.773	($0.05)	(6.3)%

	As of
	March 31, 2022	December 31, 2021	Change	Percentage
Canadian dollar to U.S. dollar	$0.800	$0.789	$0.011	1.4%
Australian dollar to U.S. dollar	$0.749	$0.726	$0.023	3.2%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the global economy, the price of and demand for crude oil, met coal, LNG and iron ore and the resultant impact on the capital spending plans of our customers, and the COVID-19 global pandemic and the responses thereto in order to plan our business activities. We currently expect that our 2022 capital expenditures will be in the range of approximately $20 million to $25 million, compared to 2021 capital expenditures of $15.6 million. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity. See “Liquidity and Capital Resources” below for further discussion of 2022 capital expenditures.

Results of Operations
Unless otherwise indicated, discussion of results for the three months ended March 31, 2022, is based on a comparison to the corresponding period of 2021.
Results of Operations – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	Change

	($ in thousands)
Revenues
Canada	$95,952	$61,885	$34,067
Australia	63,529	59,637	3,892
U.S. and other	6,197	3,908	2,289
Total revenues	165,678	125,430	40,248
Costs and expenses
Cost of sales and services
Canada	75,206	51,885	23,321
Australia	44,514	42,903	1,611
U.S. and other	6,123	5,022	1,101
Total cost of sales and services	125,843	99,810	26,033
Selling, general and administrative expenses	15,213	14,181	1,032
Depreciation and amortization expense	20,127	21,269	(1,142)
Other operating expense	258	71	187
Total costs and expenses	161,441	135,331	26,110
Operating income (loss)	4,237	(9,901)	14,138

Interest expense, net	(2,468)	(3,362)	894
Other income	1,696	4,914	(3,218)
Income (loss) before income taxes	3,465	(8,349)	11,814
Income tax (expense)	(1,557)	(1,076)	(481)
Net income (loss)	1,908	(9,425)	11,333
Less: Net income attributable to noncontrolling interest	498	59	439
Net income (loss) attributable to Civeo Corporation	1,410	(9,484)	10,894
Less: Dividends attributable to preferred shares	487	478	9
Net income (loss) attributable to Civeo common shareholders	$923	$(9,962)	$10,885

We reported net income attributable to Civeo for the quarter ended March 31, 2022 of $0.9 million, or $0.06 per diluted share compared to net loss attributable to Civeo for the quarter ended March 31, 2021 of $10.0 million, or $0.70 per diluted share.
Revenues. Consolidated revenues increased $40.2 million, or 32%, in the first quarter of 2022 compared to the first quarter of 2021. This increase was primarily due to (i) higher billed rooms at our Canadian lodges as occupancy in the first quarter of 2021 was negatively impacted by the COVID-19 pandemic, particularly at our Sitka Lodge, (ii) higher average daily rate at our Canadian lodges due to mix, (iii) increased mobile asset activity from pipeline projects in Canada, (iv) increased occupancy at our Australian Civeo owned villages and (v) increased activity in our U.S. offshore and wellsite business. These items were partially offset by a weaker Australian dollar relative to the U.S. dollar in the first quarter of 2022 compared to the first quarter of 2021. See the discussion of segment results of operations below for further information.
Cost of Sales and Services. Our consolidated cost of sales and services increased $26.0 million, or 26%, in the first quarter of 2022 compared to the first quarter of 2021. This increase was primarily due to (i) higher billed rooms at our Canadian lodges, (ii) increased mobile asset activity from pipeline projects in Canada, (iii) increased occupancy at our Australian Civeo owned villages and the increased cost of temporary labor due to ongoing labor shortages in Australia and (vi) increased activity in our U.S. offshore business and wellsite business. These items were partially offset by a weaker Australian dollar relative to the U.S. dollar in the first quarter of 2022 compared to the first quarter of 2021. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense increased $1.0 million, or 7%, in the first quarter of 2022 compared to the first quarter of 2021. This increase was primarily due to higher share-based compensation expense and information technology expense related to our newly implemented human capital management system. The increase in share-based compensation expense was due to an increase in our stock price during the first quarter of 2022 compared to the first quarter of 2021.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.1 million, or 5%, in the first quarter of 2022 compared to the first quarter of 2021. The decrease was primarily due to certain assets in Canada becoming fully depreciated during 2021 and the disposal of our West Permian Lodge during 2021 in the U.S.
Operating Income (Loss). Consolidated operating income increased $14.1 million, or 143%, in the first quarter of 2022 compared to the first quarter of 2021, primarily due to higher activity levels in Canada and Australia in the first quarter of 2022 compared to the first quarter of 2021.
Interest Expense, net. Net interest expense decreased by $0.9 million, or 27%, in the first quarter of 2022 compared to the first quarter of 2021, primarily related to lower average debt levels on credit facility borrowings during 2022 compared to 2021 and lower interest rates on credit facility borrowings.

Other Income. Consolidated other income decreased $3.2 million in the first quarter of 2022 compared to the first quarter of 2021, primarily due to $2.8 million of other income in 2021 related to proceeds from the Canada Emergency Wage Subsidy (CEWS) and higher gains on sale of assets in 2021 compared to 2022.

Income Tax (Expense) Benefit. Our income tax expense for the three months ended March 31, 2022 totaled $1.6 million, or 44.9% of pretax income, compared to an income tax expense of $1.1 million, or (12.9)% of pretax loss, for the three months ended March 31, 2021. Our effective tax rate for both the three months ended March 31, 2022 and 2021 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Other Comprehensive (Loss) Income. Other comprehensive income increased $9.6 million in the first quarter of 2022 compared to the first quarter of 2021, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 1% in the first quarter of 2022 compared to a 1% increase in the first quarter of 2021. The Australian dollar exchange rate compared to the U.S. dollar increased 3% in the first quarter of 2022 compared to a 2% decrease in the first quarter of 2021.

Segment Results of Operations – Canadian Segment

	Three Months Ended March 31,
	2022	2021	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$67,194	$46,530	$20,664
Mobile facility rental revenue (2)	24,018	10,499	13,519
Food service and other services revenue (3)	4,740	4,856	(116)
Total revenues	$95,952	$61,885	$34,067

Cost of sales and services ($ in thousands)
Accommodation cost	$53,127	$38,336	$14,791
Mobile facility rental cost	14,884	6,774	8,110
Food service and other services cost	4,359	4,121	238
Indirect other costs	2,836	2,654	182
Total cost of sales and services	$75,206	$51,885	$23,321

Gross margin as a % of revenues	21.6%	16.2%	5.5%

Average daily rate for lodges (4)	$106	$97	$9

Total billed rooms for lodges (5)	635,555	480,066	155,489

Average Canadian dollar to U.S. dollar	$0.790	$0.790	$—

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

Our Canadian segment reported revenues in the first quarter of 2022 that were $34.1 million, or 55%, higher than the first quarter of 2021. This increase was driven by higher billed rooms at our lodges as occupancy in the first quarter of 2021 was negatively impacted by the COVID-19 pandemic, particularly at our Sitka Lodge, higher average daily rate at our lodges largely due to mix and by increased mobile asset activity from pipeline projects.

Our Canadian segment cost of sales and services increased $23.3 million, or 45%, in the first quarter of 2022 compared to the first quarter of 2021. The increased cost of sales and services was driven by increased occupancy at our lodges and by increased mobile asset activity from pipeline projects.

Our Canadian segment gross margin as a percentage of revenues increased from 16.2% in the first quarter of 2021 to 21.6% in the first quarter of 2022. This was primarily driven by increased lodge and mobile asset activity and related operating efficiencies.

Segment Results of Operations – Australian Segment

	Three Months Ended March 31,
	2022	2021	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$37,599	$33,675	$3,924
Food service and other services revenue (2)	25,930	$25,962	$(32)
Total revenues	$63,529	$59,637	$3,892

Cost of sales and services ($ in thousands)
Accommodation cost	$18,407	$17,105	$1,302
Food service and other services cost	24,363	24,297	66
Indirect other cost	1,744	1,501	243
Total cost of sales and services	$44,514	$42,903	$1,611

Gross margin as a % of revenues	29.9%	28.1%	1.9%

Average daily rate for villages (3)	$79	$79	$—

Total billed rooms for villages (4)	474,474	424,666	49,808

Australian dollar to U.S. dollar	$0.724	$0.773	$(0.049)

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

Our Australian segment reported revenues in the first quarter of 2022 that were $3.9 million, or 7%, higher than the first quarter of 2021. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 6% in the first quarter of 2022 compared to the first quarter of 2021 resulted in a $4.2 million period-over-period decrease in revenues. Excluding the impact of the weaker Australian exchange rate, the Australian segment experienced increased activity at Civeo owned villages in the Bowen Basin.

Our Australian segment cost of sales and services increased $1.6 million, or 4%, in the first quarter of 2022 compared to the first quarter of 2021. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 6% in the first quarter of 2022 compared to the first quarter of 2021 resulted in a $3.0 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services was largely driven by increased occupancy at our Bowen Basin villages and increased costs of temporary labor due to ongoing labor shortages.

Our Australian segment gross margin as a percentage of revenues increased to 29.9% in the first quarter of 2022 from 28.1% in the first quarter of 2021. This was primarily driven by improved margins at Civeo owned villages in the Bowen Basin as a result of increased occupancy.

Segment Results of Operations – U.S. Segment

	Three Months Ended March 31,
	2022	2021	Change
Revenues ($ in thousands)	$6,197	$3,908	$2,289

Cost of sales and services ($ in thousands)	$6,123	$5,022	$1,101

Gross margin as a % of revenues	1.2%	(28.5)%	29.7%

Our U.S. segment reported revenues in the first quarter of 2022 that were $2.3 million, or 59%, higher than the first quarter of 2021. This increase was due to increased activity in our offshore rental and fabrication businesses and increased U.S. drilling activity positively impacting our wellsite business.

Our U.S. segment cost of sales and services increased in the first quarter of 2022 compared to the first quarter of 2021. This increase was due to increased activity in our offshore rental and fabrication businesses and increased U.S. drilling activity positively impacting our wellsite business. These increases were partially offset by reduced costs from our former West Permian lodge, which operated in the first quarter of 2021 and was sold in the fourth quarter of 2021.

Our U.S. segment gross margin as a percentage of revenues increased from (28.5)% in the first quarter of 2021 to 1.2% in the first quarter of 2022 primarily due to improved operating efficiencies in our offshore and wellsite businesses at higher activity levels.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our hospitality services, developing new lodges and villages, purchasing or leasing land, and for general working capital needs. In addition, capital has been used to repay debt, repurchase our common shares and fund strategic business acquisitions. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under our Credit Agreement and proceeds from equity issuances. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions, refinance debt or retire preferred shares.

The following table summarizes our consolidated liquidity position as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Lender commitments	$200,000	$200,000
Borrowings against revolving credit capacity	(121,886)	(112,026)
Outstanding letters of credit	(1,456)	(1,439)
Unused availability	76,658	86,535
Cash and cash equivalents	6,423	6,282
Total available liquidity	$83,081	$92,817

Cash totaling $2.0 million was provided by operations during the three months ended March 31, 2022, compared to $12.8 million provided by operations during the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, $21.8 million and $0.1 million was used in working capital, respectively. The increase in cash used in working capital in 2022 compared to 2021 is largely due to increased accounts receivable balances resulting from increased activity in our Canadian and Australian businesses during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 and decreased accounts payable and accrual balances largely due to timing of payments.

Cash was used in investing activities during the three months ended March 31, 2022 in the amount of $1.0 million, compared to cash provided by investing activities during the three months ended March 31, 2021 in the amount of $3.3 million. The decrease in cash provided by investing activities was primarily due to proceeds from the sale of our manufacturing facility and mobile assets in Canada during the three months ended March 31, 2021. Capital expenditures totaled $3.6 million and $3.4 million during the three months ended March 31, 2022 and 2021, respectively.

We expect our capital expenditures for 2022 to be in the range of $20 million to $25 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts or commitments. Whether planned expenditures will actually be spent in 2022 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the transaction economics be attractive enough to us compared to the current capital allocation priorities of debt reduction. We continue to monitor the global economy, the price of and demand for crude oil, met coal, LNG and iron ore and the resultant impact on the capital spending plans of our customers, the COVID-19 global pandemic and the responses thereto in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

Net cash of $1.3 million was used in financing activities during the three months ended March 31, 2022 primarily due to term loan repayments of $8.0 million and $1.0 million used to settle tax obligations on vested shares under our share-based compensation plans, partially offset by net borrowings under our revolving credit facilities of $7.7 million. Net cash of $16.7 million was used in financing activities during the three months ended March 31, 2021 primarily due to net repayments under our revolving credit facilities of $6.7 million, repayments of term loan borrowings of $8.9 million and $1.1 million used to settle tax obligations on vested shares under our share-based compensation plans.

The following table summarizes the changes in debt outstanding during the three months ended March 31, 2022 (in thousands):

Balance at December 31, 2021	$175,130
Borrowings under revolving credit facilities	94,266
Repayments of borrowings under revolving credit facilities	(86,586)
Repayments of term loans	(8,003)
Translation	3,100
Balance at March 31, 2022	$177,907

We believe that cash on hand and cash flow from operations will be sufficient to meet our anticipated liquidity needs in the coming 12 months. If our plans or assumptions change, including as a result of the impact of COVID-19 or changes in price of and demand for oil, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, an element of our long-term business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances or may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders.

In August 2021, our Board authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 715,814 common shares, over a twelve month period. See Note 11 – Share Repurchase Program to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Credit Agreement

As of March 31, 2022, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.

As of March 31, 2022, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.2 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.

See Note 7 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

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

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on March 31, 2022, thereby increasing the liquidation preference to $10,830 per share as of March 31, 2022. We currently expect to pay dividends on the preferred shares through an increase in liquidation preference rather than cash until they mandatorily convert to Civeo common shares in April 2023.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our Board of Directors. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2022, we had $177.9 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $1.8 million annually, based on our floating-rate debt obligations and interest rates in effect as of March 31, 2022.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$200 million and A$251 million, respectively, at March 31, 2022. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of March 31, 2022 would result in translation adjustments of approximately $20 million and $25 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

For additional information about our risk factors, you should carefully read the section entitled "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended March 31, 2022.

	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2022 - January 31, 2022	500	(1)	$18.47		500	498,135
February 1, 2022 - February 28, 2022	46,077	(2)	$21.97	(3)	—	—
March 1, 2022 - March 31, 2022	—		—		—	—
Total	46,577		$21.93		500	498,135

(1)In August 2021, our Board authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 715,814 common shares, over a twelve month period. We repurchased an aggregate of 500 of our common shares outstanding for approximately $9.2 thousand during the three months ended March 31, 2022.
(2)Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants' personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.
(3)The price paid per share was based on the closing price of our common shares on February 25, 2022, the respective date as of which the restrictions lapsed on such shares.

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

CIVEO CORPORATION

Date: April 29, 2022	By /s/ Carolyn J. Stone
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)