Form 10-Q
period 2022-06-30
Civeo Corp
filed 2022-08-04
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The Registrant had 14,188,012 common shares outstanding as of July 25, 2022.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Service and other	$177,254	$147,784	$336,824	$269,780
Rental	7,035	4,540	12,295	7,604
Product	665	1,852	1,513	2,222
	184,954	154,176	350,632	279,606
Costs and expenses:
Service and other costs	124,318	103,449	245,168	199,911
Rental costs	5,414	3,661	9,806	6,631
Product costs	321	892	922	1,270
Selling, general and administrative expenses	17,682	14,703	32,895	28,884
Depreciation and amortization expense	23,083	21,377	43,210	42,646
Impairment expense	—	7,935	—	7,935
Other operating (income) expense	(106)	30	152	101
	170,712	152,047	332,153	287,378
Operating income (loss)	14,242	2,129	18,479	(7,772)

Interest expense	(2,608)	(3,401)	(5,076)	(6,763)
Interest income	2	2	2	2
Other income	415	788	2,111	5,702
Income (loss) before income taxes	12,051	(482)	15,516	(8,831)
Income tax (expense) benefit	(1,821)	492	(3,378)	(584)
Net income (loss)	10,230	10	12,138	(9,415)
Less: Net income (loss) attributable to noncontrolling interest	662	(3)	1,160	56
Net income (loss) attributable to Civeo Corporation	9,568	13	10,978	(9,471)
Less: Dividends attributable to Class A preferred shares	490	480	977	958
Net income (loss) attributable to Civeo common shareholders	$9,078	$(467)	$10,001	$(10,429)

Per Share Data (see Note 7)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$0.55	$(0.03)	$0.60	$(0.73)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$0.54	$(0.03)	$0.60	$(0.73)

Weighted average number of common shares outstanding:
Basic	14,148	14,278	14,122	14,244
Diluted	14,275	14,278	14,271	14,244

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$10,230	$10	$12,138	$(9,415)

Other comprehensive loss, net of taxes:
Foreign currency translation adjustment, net of zero taxes	(20,024)	(1,573)	(12,012)	(3,200)
Total other comprehensive loss, net of taxes	(20,024)	(1,573)	(12,012)	(3,200)

Comprehensive income (loss)	(9,794)	(1,563)	126	(12,615)
Less: Comprehensive income (loss) attributable to noncontrolling interest	568	(11)	1,106	38
Comprehensive loss attributable to Civeo Corporation	$(10,362)	$(1,552)	$(980)	$(12,653)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,782	$6,282
Accounts receivable, net	134,845	114,859
Inventories	7,382	6,468
Prepaid expenses	5,003	6,876
Other current assets	6,282	10,946
Assets held for sale	11,430	11,762
Total current assets	169,724	157,193

Property, plant and equipment, net	349,094	389,996
Goodwill	7,798	8,204
Other intangible assets, net	88,936	93,642
Operating lease right-of-use assets	16,295	18,327
Other noncurrent assets	5,550	5,372
Total assets	$637,397	$672,734

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$45,360	$49,321
Accrued liabilities	28,289	33,564
Income taxes	74	171
Current portion of long-term debt	29,880	30,576
Deferred revenue	7,256	18,479
Other current liabilities	8,494	4,807
Total current liabilities	119,353	136,918

Long-term debt, less current maturities	123,018	142,602
Deferred income taxes	3,999	896
Operating lease liabilities	13,438	15,429
Other noncurrent liabilities	14,069	13,778
Total liabilities	273,877	309,623

Commitments and contingencies (Note 10)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042 shares issued and outstanding, respectively; aggregate liquidation preference of $98,415,509 and $97,438,687 as of June 30, 2022 and December 31, 2021)	62,918	61,941
Common shares (no par value; 46,000,000 shares authorized, 14,554,687 shares and 14,431,819 shares issued, respectively, and 14,188,012 shares and 14,111,221 shares outstanding, respectively)	—	—
Additional paid-in capital	1,584,416	1,582,442
Accumulated deficit	(903,492)	(912,951)
Common shares held in treasury at cost, 366,675 and 320,598 shares, respectively	(9,063)	(8,050)
Accumulated other comprehensive loss	(373,841)	(361,883)
Total Civeo Corporation shareholders’ equity	360,938	361,499
Noncontrolling interest	2,582	1,612
Total shareholders’ equity	363,520	363,111
Total liabilities and shareholders’ equity	$637,397	$672,734

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, March 31, 2021	$60,494	$—	$1,579,342	$(917,689)	$(8,050)	$(350,606)	$648	$364,139
Net income (loss)	—	—	—	13	—	—	(3)	10
Currency translation adjustment	—	—	—	—	—	(1,565)	(8)	(1,573)
Dividends paid	—	—	—	—	—	—	(42)	(42)
Dividends attributable to Class A preferred shares	480	—	—	(480)	—	—	—	—
Share-based compensation	—	—	871	—	—	—	—	871
Balance, June 30, 2021	$60,974	$—	$1,580,213	$(918,156)	$(8,050)	$(352,171)	$595	$363,405

Balance, March 31, 2022	$62,428	$—	$1,583,474	$(912,037)	$(9,063)	$(353,911)	$2,080	$372,971
Net income (loss)	—	—	—	9,568	—	—	662	10,230
Currency translation adjustment	—	—	—	—	—	(19,930)	(94)	(20,024)
Dividends paid	—	—	—	—	—	—	(66)	(66)
Dividends attributable to Class A preferred shares	490	—	—	(490)	—	—	—	—
Common shares repurchased	—	—	—	(533)	—	—	—	(533)
Share-based compensation	—	—	942	—	—	—	—	942
Balance, June 30, 2022	$62,918	$—	$1,584,416	$(903,492)	$(9,063)	$(373,841)	$2,582	$363,520

Balance, December 31, 2020	$60,016	$—	$1,578,315	$(907,727)	$(6,930)	$(348,989)	$672	$375,357
Net income (loss)	—	—	—	(9,471)	—	—	56	(9,415)
Currency translation adjustment	—	—	—	—	—	(3,182)	(18)	(3,200)
Dividends paid	—	—	—	—	—	—	(115)	(115)
Dividends attributable to Class A preferred shares	958	—	—	(958)	—	—	—	—
Share-based compensation	—	—	1,898	—	(1,120)	—	—	778
Balance, June 30, 2021	$60,974	$—	$1,580,213	$(918,156)	$(8,050)	$(352,171)	$595	$363,405

Balance, December 31, 2021	$61,941	$—	$1,582,442	$(912,951)	$(8,050)	$(361,883)	$1,612	$363,111
Net income	—	—	—	10,978	—	—	1,160	12,138
Currency translation adjustment	—	—	—	—	—	(11,958)	(54)	(12,012)
Dividends paid	—	—	—	—	—	—	(136)	(136)
Dividends attributable to Class A preferred shares	977	—	—	(977)	—	—	—	—
Common shares repurchased	—	—	—	(542)	—	—	—	(542)
Share-based compensation	—	—	1,974	—	(1,013)	—		961
Balance, June 30, 2022	$62,918	$—	$1,584,416	$(903,492)	$(9,063)	$(373,841)	$2,582	$363,520

	Preferred Shares	Common Shares (in thousands)
Balance, December 31, 2021	9,042	14,111
Share-based compensation	—	100
Common shares repurchased	—	(23)
Balance, June 30, 2022	9,042	14,188

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$12,138	$(9,415)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,210	42,646
Impairment charges	—	7,935
Deferred income tax expense	3,256	416
Non-cash compensation charge	1,974	1,898
Gains on disposals of assets	(1,895)	(1,941)
Provision (benefit) for credit losses, net of recoveries	(24)	147
Other, net	1,544	1,483
Changes in operating assets and liabilities:
Accounts receivable	(23,119)	(24,617)
Inventories	(1,180)	(830)
Accounts payable and accrued liabilities	(6,713)	(563)
Taxes payable	(99)	21
Other current and noncurrent assets and liabilities, net	(5,461)	12,170
Net cash flows provided by operating activities	23,631	29,350

Cash flows from investing activities:
Capital expenditures	(8,647)	(6,530)
Proceeds from disposition of property, plant and equipment	3,302	7,012
Other, net	190	—
Net cash flows provided by (used in) investing activities	(5,155)	482

Cash flows from financing activities:
Revolving credit borrowings	155,712	117,976
Revolving credit repayments	(158,288)	(130,080)
Term loan repayments	(15,763)	(17,874)
Repurchases of common shares	(542)	—
Taxes paid on vested shares	(1,013)	(1,120)
Net cash flows used in financing activities	(19,894)	(31,098)

Effect of exchange rate changes on cash	(82)	(475)
Net change in cash and cash equivalents	(1,500)	(1,741)
Cash and cash equivalents, beginning of period	6,282	6,155

Cash and cash equivalents, end of period	$4,782	$4,414

Non-cash financing activities:
Preferred dividends paid-in-kind	$977	$958
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. Our full suite of hospitality services for our guests includes lodging, catering and food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore producing regions, and our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. We operate in three principal reportable business segments – Canada, Australia and the U.S.

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
FINANCIAL STATEMENTS
(Continued)
2.REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and the U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Canada
Accommodation revenues	$79,431	$69,759	$146,625	$116,289
Mobile facility rental revenues	24,058	8,666	48,076	19,165
Food service and other services revenues	5,534	4,856	10,274	9,712
Total Canada revenues	109,023	83,281	204,975	145,166

Australia
Accommodation revenues	$39,052	$37,780	$76,651	$71,455
Food service and other services revenues	28,768	26,239	54,698	52,201
Total Australia revenues	67,820	64,019	131,349	123,656

U.S.
Accommodation revenues	$791	$1,605	$1,254	$2,377
Mobile facility rental revenues	7,051	3,761	12,317	6,828
Manufacturing revenues	254	1,499	699	1,562
Food service and other services revenues	15	11	38	17
Total U.S. revenues	8,111	6,876	14,308	10,784

Total revenues	$184,954	$154,176	$350,632	$279,606

Our payment terms vary by the type and location of our customer and the products or services offered. The time between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of June 30, 2022, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2022	2023	2024	Thereafter	Total
Revenue expected to be recognized as of June 30, 2022	$75,076	$47,206	$12,605	$9,964	$144,851

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

3.IMPAIRMENT CHARGES
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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

As of June 30, 2022 and December 31, 2021, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans. In addition, the estimated fair value of our assets held for sale is based upon Level 2 fair value measurements, which include appraisals and previous negotiations with third parties.

During the second quarter of 2021, we wrote down certain long-lived assets to fair value. Our estimate of the fair value of undeveloped land positions in Australia that were impaired was based on appraisals from third parties.

See Note 3 – Impairment Charges for further information.

5.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2022 and December 31, 2021 is presented below (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable, net:
Trade	$80,295	$75,740
Unbilled revenue	53,455	38,508
Other	1,415	972
Total accounts receivable	135,165	115,220
Allowance for credit losses	(320)	(361)
Total accounts receivable, net	$134,845	$114,859

	June 30, 2022	December 31, 2021
Inventories:
Finished goods and purchased products	$5,611	$5,346
Work in process	365	25
Raw materials	1,406	1,097
Total inventories	$7,382	$6,468

	Estimated Useful Life (in years)			June 30, 2022	December 31, 2021
Property, plant and equipment, net:
Land				$28,664	$30,556
Accommodations assets	3	—	15	1,592,357	1,657,577
Buildings and leasehold improvements	7	—	20	23,307	24,335
Machinery and equipment	4	—	15	14,804	14,983
Office furniture and equipment	3	—	7	63,407	63,228
Vehicles	3	—	5	14,605	14,578
Construction in progress				5,671	2,063
Total property, plant and equipment				1,742,815	1,807,320
Accumulated depreciation				(1,393,721)	(1,417,324)
Total property, plant and equipment, net				$349,094	$389,996

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	June 30, 2022	December 31, 2021
Accrued liabilities:
Accrued compensation	$23,345	$28,877
Accrued taxes, other than income taxes	2,998	2,944
Other	1,946	1,743
Total accrued liabilities	$28,289	$33,564

6.ASSETS HELD FOR SALE

As of June 30, 2022, assets held for sale included certain assets in our U.S. business segment, an undeveloped land holding and a village in our Australia business segment and an unused corporate office space acquired in the Noralta acquisition in our Canada business segment. As of December 31, 2021, assets held for sale included certain assets in our U.S. business segment and undeveloped land holdings in our Australia business segment. These assets were recorded at the estimated fair value less costs to sell, which exceeded their carry values.

The following table summarizes the carrying amount as of June 30, 2022 and December 31, 2021 of the assets classified as held for sale (in thousands):

	June 30, 2022	December 31, 2021
Assets held for sale:
Property, plant and equipment, net	$11,430	$11,762
Total assets held for sale	$11,430	$11,762

7.EARNINGS PER SHARE

We calculate basic and diluted earnings per share by applying the two-class method because we have participating securities in the form of Class A preferred shares. Participating securities are allocated a proportional share of net income determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities. In calculating diluted earnings per share, we utilize the most dilutive result of the two class method and if-converted methods. We also apply the treasury stock method with respect to certain share-based awards in the calculation of diluted earnings per share, if dilutive.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Civeo common shareholders	$9,078	$(467)	$10,001	$(10,429)
Less: income allocated to participating securities	(1,356)	—	(1,497)	—
Basic net income (loss) attributable to Civeo Corporation common shareholders	$7,722	$(467)	$8,504	$(10,429)
Add: undistributed income attributable to participating securities	1,356	—	1,497	—
Less: undistributed income reallocated to participating securities	(1,346)	—	(1,483)	—
Diluted net income (loss) attributable to Civeo Corporation common shareholders	$7,732	$(467)	$8,518	$(10,429)

Denominator:
Weighted average shares outstanding - basic	14,148	14,278	14,122	14,244
Dilutive shares - share-based awards	127	—	149	—
Weighted average shares outstanding - diluted	14,275	14,278	14,271	14,244

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.55	$(0.03)	$0.60	$(0.73)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.54	$(0.03)	$0.60	$(0.73)

(1)Computations may reflect rounding adjustments.

For the three and six months ended June 30, 2022, we excluded a portion of our share-based awards, which totaled less than 0.1 million shares, from the computation of diluted earnings per share because their effect was anti-dilutive. When an entity has a net loss from continuing operations, it is prohibited from including potential common shares in the computation of diluted per share amounts. As a result of the net loss for the three and six months ended June 30, 2021, we excluded from the computation of diluted loss per share 0.1 million and 0.2 million share based awards, respectively, since the effect would have been anti-dilutive. Additionally, for the three and six months ended June 30, 2022 and 2021, the impact of converting the Preferred Shares into 2.5 million and 2.4 million common shares, respectively, using the if-converted method would have been anti-dilutive.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
8.DEBT

As of June 30, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Canadian term loan; weighted average interest rate of 4.1% for the six month period ended June 30, 2022	$46,560	$63,104

U.S. revolving credit facility; weighted average interest rate of 5.7% for the six month period ended June 30, 2022	—	—

Canadian revolving credit facility; weighted average interest rate of 4.4% for the six month period ended June 30, 2022	93,586	111,300

Australian revolving credit facility; weighted average interest rate of 3.3% for the six month period ended June 30, 2022	14,492	726
	154,638	175,130
Less: Unamortized debt issuance costs	1,740	1,952
Total debt	152,898	173,178
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	29,880	30,576
Long-term debt, less current maturities	$123,018	$142,602

Credit Agreement

As of June 30, 2022, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.
U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to the London Inter-Bank Offered Rate (LIBOR) plus a margin of 3.00% to 4.00%, or a base rate plus 2.00% to 3.00%, in each case based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a Bankers’ Acceptance Discount Rate (as defined in the Credit Agreement) based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 3.00% to 4.00%, or a Canadian Prime rate plus a margin of 2.00% to 3.00%, in each case based on a ratio of our total debt to Consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 3.00% to 4.00%, based on a ratio of our total net debt to Consolidated EBITDA. The future transitions from LIBOR and CDOR as interest rate benchmarks are addressed in the Credit Agreement and at such time the transition from (i) LIBOR takes place, an alternate benchmark will be established based on the first alternative of the following, plus a benchmark replacement adjustment, Term Secured Overnight Financing Rate (SOFR), Daily Simple SOFR and an alternative benchmark selected by the administrative agent and the applicable borrowers giving due consideration to any selection or recommendation by a government body or any evolving or then-prevailing market convention for determining a benchmark rate as a replacement for the then-current Benchmark for U.S. dollar-denominated syndicated credit facilities at such time or (ii) CDOR takes place, we will endeavor with the administrative agent to establish an alternate rate of interest to CDOR that gives due consideration to any evolving or then existing convention for similar Canadian Dollar denominated syndicated credit facilities for the replacement of CDOR.
The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of Consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and our maximum net leverage ratio, defined as

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio less than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of June 30, 2022.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of June 30, 2022, we had seven lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.5 million to $52.0 million. As of June 30, 2022, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.
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
We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of June 30, 2022 and 2021, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended June 30, 2022 totaled $1.8 million, or 15.1% of pretax income, compared to income tax benefit of $0.5 million, or 102.1% of pretax loss, for the three months ended June 30, 2021. Our effective tax rate for both the three months ended June 30, 2022 and 2021 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Additionally, under Accounting Standards Codification 740-270, “Accounting for Income Taxes,” the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year to date provision.

Our income tax expense for six months ended June 30, 2022 totaled $3.4 million, or 21.8% of pretax income, compared to income tax expense of $0.6 million, or (6.6)% of pretax loss, for the six months ended June 30, 2021. Our effective tax rate for the six months ended June 30, 2022 and 2021 was impacted by considering Canada and the U.S. loss jurisdictions.

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

11.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $12.0 million from $361.9 million at December 31, 2021 to $373.8 million at June 30, 2022, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first six months of 2022 were primarily driven by the Australian dollar and Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$238 million and A$225 million, respectively, at June 30, 2022.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
12.SHARE REPURCHASE PROGRAM

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

We intend to fund repurchases through cash on hand and cash generated from operations. Pursuant to our common share repurchase program, during the six months ended June 30, 2022, we repurchased an aggregate of 22,911 of our common shares outstanding at a weighted average price of $23.65 per share, for a total of approximately $0.5 million. We have repurchased an aggregate of 240,090 of our common shares outstanding at a weighted average price of $21.59 per share for a total cost of $5.2 million since inception of the common share repurchase program. The common shares repurchased under the program are cancelled in the periods they are acquired and the payment is accounted for as an increase to accumulated deficit in our Unaudited Consolidated Statements of Changes in Shareholders’ Equity in the period the payment is made.

13.SHARE-BASED COMPENSATION

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

Outstanding Awards

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. On May 18, 2022, we granted 39,032 restricted share awards to our non-employee directors, which vest in their entirety on May 17, 2023.

Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended June 30, 2022 and 2021 totaled $0.3 million and $0.3 million, respectively. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the six months ended June 30, 2022 and 2021 totaled $0.7 million and $0.8 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended June 30, 2022 and 2021 was $1.5 million and zero, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the six months ended June 30, 2022 and 2021 was $2.1 million and $1.5 million, respectively.

At June 30, 2022, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.9 million, which is expected to be recognized over a weighted average period of 0.9 years.

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

During the three months ended June 30, 2022 and 2021, we recognized compensation expense associated with phantom shares totaling $2.5 million and $1.4 million, respectively. During the six months ended June 30, 2022 and 2021, we recognized compensation expense associated with phantom shares totaling $4.9 million and $2.9 million, respectively. At June 30, 2022, unrecognized compensation cost related to phantom shares was $14.5 million, as remeasured at June 30, 2022, which is expected to be recognized over a weighted average period of 2.0 years.

Performance Awards. On February 25, 2022, we granted 122,555 performance awards under the Civeo Plan, which cliff vest in three years on February 25, 2025 subject to attainment of applicable performance criteria. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based equally on (i) the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group that includes 17 other companies

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

and (ii) the payout percentage associated with Civeo's cumulative operating cash flow over the performance period relative to a preset target. The portion of the performance awards tied to cumulative operating cash flow includes a performance-based vesting requirement. The fair value of these awards is based on the closing market price of our common shares on the date of grant. We evaluate the probability of achieving the performance criteria throughout the performance period and will adjust share-based compensation expense based on the number of shares expected to vest based on our estimate of the most probable performance outcome.

During the three months ended June 30, 2022 and 2021, we recognized compensation expense associated with performance awards totaling $0.7 million and $0.6 million, respectively. During the six months ended June 30, 2022 and 2021, we recognized compensation expense associated with performance awards totaling $1.3 million and $1.1 million, respectively. No performance share awards vested during the three months ended June 30, 2022 and 2021. The total fair value of performance share awards that vested during the six months ended June 30, 2022 and 2021 was $2.4 million and $1.9 million, respectively. At June 30, 2022, unrecognized compensation cost related to performance shares was $5.2 million, which is expected to be recognized over a weighted average period of 2.2 years.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

14.SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and the U.S., which represent our strategic focus on hospitality services and workforce accommodations.

Financial information by business segment for each of the three and six months ended June 30, 2022 and 2021 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2022
Canada	$109,023	$14,998	$11,197	$1,847	$753,303
Australia	67,820	7,728	5,452	2,832	204,086
U.S.	8,111	395	(1,295)	376	26,165
Corporate and eliminations	—	(38)	(1,112)	—	(346,157)
Total	$184,954	$23,083	$14,242	$5,055	$637,397

Three months ended June 30, 2021
Canada	$83,281	$12,152	$7,452	$1,143	$763,763
Australia	64,019	8,512	(2,656)	1,147	242,730
U.S.	6,876	542	(1,109)	482	27,793
Corporate and eliminations	—	171	(1,558)	386	(316,599)
Total	$154,176	$21,377	$2,129	$3,158	$717,687

Six months ended June 30, 2022
Canada	$204,975	$26,595	$15,235	$3,853	$753,303
Australia	131,349	15,685	11,587	4,048	204,086
U.S.	14,308	777	(2,904)	724	26,165
Corporate and eliminations	—	153	(5,439)	22	(346,157)
Total	$350,632	$43,210	$18,479	$8,647	$637,397

Six months ended June 30, 2021
Canada	$145,166	$24,239	$(207)	$2,323	$763,763
Australia	123,656	16,971	651	2,701	242,730
U.S.	10,784	1,108	(3,707)	851	27,793
Corporate and eliminations	—	328	(4,509)	655	(316,599)
Total	$279,606	$42,646	$(7,772)	$6,530	$717,687

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
Our business is predominantly located in northern Alberta, Canada; British Columbia, Canada; Queensland, Australia; and Western Australia. We derive most of our business from natural resource companies who are developing and producing oil sands, met coal, LNG and iron ore resources and, to a lesser extent, other hydrocarbon and mineral resources. In the second quarter of 2022, approximately 64% of our revenue was generated by our lodges in Canada and our villages in Australia. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-person-per-day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years. The remainder of our revenue is generated by our hospitality services at customer-owned locations in Canada and Australia, mobile assets in Canada and the U.S and our lodges in the U.S.
Generally, our core Canadian oil sands and Australian mining customers make significant, upfront capital investments to develop their prospects, which have estimated reserve lives ranging from ten years to in excess of 30 years. Consequently, these investments are primarily dependent on those customers’ long-term views of commodity demand and prices.
The spread of COVID-19 and the response thereto have negatively impacted the global economy. The actions taken by governments and the private-sector to mitigate the spread of COVID-19 and the risk of infection, including government-imposed or voluntary social distancing and quarantining, reduced travel and remote work policies, evolved with the introduction of vaccination efforts in 2021, and may continue to evolve as virus variants have added uncertainty to the continuing global impact. Since the COVID-19 pandemic began, we have been impacted by increased staff costs as a result of hospitality labor shortages in Australia. This labor shortage has been exacerbated by significantly reduced foreign labor availability and reduced labor mobility in Australia, which has subsequently led to an increased reliance on more expensive temporary labor resources. We continue to closely monitor the COVID-19 situation and have taken measures to help ensure the health and well-being of our employees, guests and contractors, including screening of individuals that enter our facilities, social distancing practices, enhanced cleaning and sanitization efforts, the suspension of nonessential employee travel and implementation of work-from-home policies, where applicable.
In part due to the impact of COVID-19 on the global economy, increasing inflationary pressures are being experienced worldwide. These price increases have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. The Company is managing inflation risk with negotiated service scope changes and contractual protections.
Global oil prices dropped to historically low levels in March and April 2020 due to severely reduced global oil demand, high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. Since this trough in early 2020, global oil prices increased later in 2020 and throughout 2021 primarily due to improved global oil demand and lagging global oil supply due to oil production discipline from publicly traded oil producers and OPEC+ countries. These supply/demand dynamics have continued in 2022 and have been exacerbated by the recent conflict between Russia and Ukraine and related sanctions on Russia, which decreased global fossil fuel supply even further. This has led to a significant increase in global oil prices to above $100 per barrel. In response, several governments including the U.S. government under the Biden administration, have begun to release oil from the government controlled strategic reserves.
Alberta, Canada. In Canada, Western Canadian Select (WCS) crude is the benchmark price for our oil sands customers. Pricing for WCS is driven by several factors, including the underlying price for West Texas Intermediate (WTI) crude, the availability of transportation infrastructure (consisting of pipelines and crude by railcar), refinery blending requirements and governmental regulation. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and capacity restrictions to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. The WCS Differential has varied depending on the extent of transportation capacity availability.
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile assets and to improve take-away capacity for Canadian oil sands producers over the longer term. The Enbridge Line 3 replacement project was completed at the end of 2021 and the Trans Mountain Pipeline (TMX) is currently under construction and continues to progress towards completion. The Canadian federal government acquired the TMX pipeline in 2018, approved the expansion of the project and is currently working through a revised construction timeline to adjust for recent delays related to legal challenges, the COVID-19 pandemic, flooding along certain sections of the pipeline corridor and seasonal wildfires. As a result, the TMX pipeline construction has been delayed, and there is a risk that there could be future delays. Recent legal issues between the Canadian government and First Nation groups have been resolved for the time being and construction has resumed.
WCS prices in the second quarter of 2022 averaged $92.89 per barrel compared to an average of $53.27 in the second quarter of 2021. The WCS Differential increased from $14.12 per barrel at the end of the fourth quarter of 2021 to $18.16 at the end of the second quarter of 2022. As of July 25, 2022, the WTI price was $99.60 and the WCS price was $76.26, resulting in a WCS Differential of $23.34.
Together with the initial spread of COVID-19, depressed price levels of both WTI and WCS materially impacted 2020 maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. Customers began increasing production activity in the fourth quarter of 2020, throughout 2021 and into the first half of 2022.

While oil prices have recently increased to multi-year highs, there is continued uncertainty around commodity price levels, including the impact of COVID-19, inflationary pressures and regulatory implications on such prices, which could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets.
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
Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Royal Dutch Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve designated portions of the related pipeline construction activity. The actual timing of when revenue is realized from the Coastal GasLink (CGL) pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, such as protest blockades or COVID-19. Our current expectation is that our contracted commitments associated with the CGL pipeline project will be completed in late 2022 or early 2023. Any new delays in facility or pipeline construction may result in extensions to these dates.
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
Australia. In Australia, 82% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the levels of global steel production, which decreased by 5.5% through June 2022 compared to the same period of 2021. Analysts forecast steel production for 2022 to be subdued for the full year 2022 compared to 2021 with reduced residential construction activity offsetting stronger global infrastructure activity. As of July 25, 2022, met coal spot prices were $230 per metric tonne. Long-term demand for steel is expected to be driven by global infrastructure spending and increased steel consumption per capita in developing economies, such as China and India, whose current consumption per capita is a fraction of developed countries.
The Chinese embargo on Australian coal continues. However, Australian met coal producers have found new markets, including India and Europe, for their premium product. This led to a rebalancing of the market globally in 2021, with China relying on domestic production along with increased met coal imports from the U.S., Canada and Mongolia. With the backdrop of continuing strong steel demand and met coal supply constraints, the spot price for met coal surged to record highs through the second half of 2021 into early 2022. Since the historic highs in early 2022, prices have retreated to approximately $230 per tonne with a weakening in steel demand coupled with Chinese lockdowns and concerns about a global economic slowdown. Analysts expect prices to remain stagnant, with some volatility in prices in the near term, recovering to near $300 per tonne in the second half of 2022. As the trade impasse with China remains unresolved and as the Ukraine conflict continues, there remains volatility in both the short and medium term.
Civeo's activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  Through the second half of 2021, with forced cuts in Chinese steel production along with weaker demand, prices retreated from the peaks experienced in mid-2021. Iron ore prices have remained relatively stable in the first half of 2022, albeit with a decrease in early July. As of July 22, 2022, iron ore spot prices were $92.51 per metric tonne, which reflects a softening in prices since early 2022 as new COVID restrictions in China and weaker steel production impact demand. While there is anticipation of infrastructure-related construction activity improving in China, this factor will be tempered with a slowdown in residential activity and COVID-19 impacts. Accordingly, iron ore prices are expected to moderate above current levels during the second half of 2022. Australian iron ore exports in 2022 are forecast to exceed both 2020 and 2021 volumes and continue to grow over the medium term through to 2024.
U.S. Our U.S. business supports oil shale drilling and completion activity and is primarily tied to WTI oil prices in the U.S. shale formations in the Permian Basin, the Mid-Continent, the Bakken and the Rockies. In 2020, the U.S. oil rig count and associated completion activity decreased due to COVID-19 and the global oil price decline discussed above. Only 267 oil rigs were active at the end of 2020. With the recovery of oil prices, oil rig count and drilling activity have recovered substantially, with 594 oil rigs active at the end of the second quarter 2022. The Permian Basin remains the most active U.S. unconventional play, representing approximately 60% of the oil rigs active in the U.S. at the end of the second quarter of 2022. The increase in the U.S. rig count and oil prices has only resulted in slight increases to U.S. oil production from an average of 11.3 million barrels per day in 2021 to an average of 11.6 million barrels per day at the end of April 2022. As of July 22, 2022, there were 599 active oil rigs in the U.S. (as measured by Bakerhughes.com). U.S. oil shale drilling and completion activity will continue to be impacted by higher WTI oil prices, pipeline capacity, federal energy policies and availability of capital to support exploration and production (E&P) drilling and completion plans. In addition, consolidation among our E&P customer base in the U.S. has historically created short-term spending and activity dislocations. Should the current trend of industry consolidation continue, we may see activity, utilization and occupancy declines in the near term.

Recent Commodity Prices. Recent WTI crude, WCS crude, met coal and iron ore pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)
Third Quarter through July 25, 2022	$100.61	$78.70	$261.31	$100.47
6/30/2022	108.77	92.89	464.61	128.80
3/31/2022	95.17	82.04	474.83	129.46
12/31/2021	77.31	60.84	371.95	104.88
9/30/2021	70.54	57.58	258.41	164.90
6/30/2021	66.19	53.27	136.44	195.97
3/31/2021	58.13	46.28	127.95	159.83

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	Percentage	2022	2021	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.784	$0.815	($0.03)	(3.8)%	$0.787	$0.802	($0.02)	(1.9)%
Average Australian dollar to U.S. dollar	$0.715	$0.770	($0.06)	(7.2)%	$0.719	$0.772	($0.05)	(6.8)%

	As of
	June 30, 2022	December 31, 2021	Change	Percentage
Canadian dollar to U.S. dollar	$0.776	$0.789	($0.01)	(1.6)%
Australian dollar to U.S. dollar	$0.690	$0.726	($0.04)	(4.9)%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the global economy, the price of and demand for crude oil, met coal, LNG and iron ore and the resultant impact on the capital spending plans of our customers, inflation, the COVID-19 global pandemic and the responses thereto in order to plan our business activities. We currently expect that our 2022 capital expenditures, including the capital expenditures associated with our recently announced 12-year contract renewal for our Wapasu Lodge in the Canadian oil sands, will be in the range of approximately $24 million to $29 million, compared to 2021 capital expenditures of $15.6 million. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity. See “Liquidity and Capital Resources” below for further discussion of 2022 capital expenditures.

Results of Operations
Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2022, is based on a comparison to the corresponding periods of 2021.
Results of Operations – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	Change

	($ in thousands)
Revenues
Canada	$109,023	$83,281	$25,742
Australia	67,820	64,019	3,801
U.S. and other	8,111	6,876	1,235
Total revenues	184,954	154,176	30,778
Costs and expenses
Cost of sales and services
Canada	75,009	57,342	17,667
Australia	47,692	44,895	2,797
U.S. and other	7,352	5,765	1,587
Total cost of sales and services	130,053	108,002	22,051
Selling, general and administrative expenses	17,682	14,703	2,979
Depreciation and amortization expense	23,083	21,377	1,706
Impairment expense	—	7,935	(7,935)
Other operating (income) expense	(106)	30	(136)
Total costs and expenses	170,712	152,047	18,665
Operating income	14,242	2,129	12,113

Interest expense, net	(2,606)	(3,399)	793
Other income	415	788	(373)
Income (loss) before income taxes	12,051	(482)	12,533
Income tax (expense) benefit	(1,821)	492	(2,313)
Net income	10,230	10	10,220
Less: Net income (loss) attributable to noncontrolling interest	662	(3)	665
Net income attributable to Civeo Corporation	9,568	13	9,555
Less: Dividends attributable to preferred shares	490	480	10
Net income (loss) attributable to Civeo common shareholders	$9,078	$(467)	$9,545

We reported net income attributable to Civeo for the quarter ended June 30, 2022 of $9.1 million, or $0.54 per diluted share compared to net loss attributable to Civeo for the quarter ended June 30, 2021 of $0.5 million, or $0.03 per diluted share. As further discussed below, net loss for the quarter ended June 30, 2021 included a $7.9 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.
Revenues. Consolidated revenues increased $30.8 million, or 20%, in the second quarter of 2022 compared to the second quarter of 2021. This increase was primarily due to (i) higher billed rooms at our Canadian lodges as occupancy in the second quarter of 2021 was negatively impacted by the COVID-19 pandemic, (ii) higher average daily rate at our Canadian lodges largely due to occupancy mix, (iii) increased mobile asset activity from pipeline projects in Canada, (iv) increased activity at our Australian integrated services villages in Western Australia and (v) increased activity at our Australian Bowen Basin owned villages. These items were partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in the second quarter of 2022 compared to the second quarter of 2021. See the discussion of segment results of operations below for further information.
Cost of Sales and Services. Our consolidated cost of sales and services increased $22.1 million, or 20%, in the second quarter of 2022 compared to the second quarter of 2021. This increase was primarily due to (i) higher billed rooms at our Canadian lodges, (ii) increased mobile asset activity from pipeline projects in Canada, (iii) increased activity at our Australian integrated services villages, (iv) increased activity at our Australian Bowen Basin owned villages and (v) increased cost of temporary labor due to ongoing labor shortages in Australia. These items were partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in the second quarter of 2022 compared to the second quarter of 2021. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense increased $3.0 million, or 20%, in the second quarter of 2022 compared to the second quarter of 2021. This increase was primarily due to higher share-based compensation expense, travel and entertainment expense and information technology expense. The increase in share-based compensation expense was due to a relative increase in our stock price during the second quarter of 2022 compared to the second quarter of 2021. The increase in travel and entertainment expenses was largely a result of a return to more normalized travel expenses with the lifting of travel restrictions associated with COVID-19. This increase in information technology expense was related to implementation costs incurred in a cloud computing arrangement for our newly implemented human capital management system, which are being amortized through SG&A expense instead of depreciation and amortization expense.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.7 million, or 8%, in the second quarter of 2022 compared to the second quarter of 2021. The increase was primarily due to shortening the lives on certain assets in Canada, partially offset by certain assets in Canada becoming fully depreciated during 2021 and the disposal of our West Permian Lodge in the U.S. during 2021.
Impairment Expense. We recorded pre-tax impairment expense of $7.9 million in the second quarter of 2021 associated with long-lived assets in our Australian reporting unit.
See Note 3 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
Operating Income. Consolidated operating income increased $12.1 million, or 569%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to higher activity levels in Canada in the second quarter of 2022 compared to the second quarter of 2021 and lower impairment expense in Australia in the second quarter of 2022 compared to the second quarter of 2021.
Interest Expense, net. Net interest expense decreased by $0.8 million, or 23%, in the second quarter of 2022 compared to the second quarter of 2021, primarily related to lower average debt levels on credit facility borrowings during 2022 compared to 2021, partially offset by higher interest rates on credit facility borrowings.

Income Tax (Expense) Benefit. Our income tax expense for the three months ended June 30, 2022 totaled $1.8 million, or 15.1% of pretax income, compared to an income tax benefit of $0.5 million, or 102.1% of pretax loss, for the three months ended June 30, 2021. Our effective tax rate for both the three months ended June 30, 2022 and 2021 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Additionally, under Accounting Standards Codification 740-270, “Accounting for Income Taxes,” the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year to date provision.

Other Comprehensive (Loss) Income. Other comprehensive loss increased $18.5 million in the second quarter of 2022 compared to the second quarter of 2021, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 3% in the second quarter of 2022 compared to a 1% increase in the second quarter of 2021. The Australian dollar exchange rate compared to the U.S. dollar decreased 8% in the second quarter of 2022 compared to a 2% decrease in the second quarter of 2021.

Segment Results of Operations – Canadian Segment

	Three Months Ended June 30,
	2022	2021	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$79,431	$69,759	$9,672
Mobile facility rental revenue (2)	24,058	8,666	15,392
Food service and other services revenue (3)	5,534	4,856	678
Total revenues	$109,023	$83,281	$25,742

Cost of sales and services ($ in thousands)
Accommodation cost	$53,108	$44,992	$8,116
Mobile facility rental cost	14,458	5,644	8,814
Food service and other services cost	4,976	4,455	521
Indirect other costs	2,467	2,251	216
Total cost of sales and services	$75,009	$57,342	$17,667

Gross margin as a % of revenues	31.2%	31.1%	0.1%

Average daily rate for lodges (4)	$103	$96	$7

Total billed rooms for lodges (5)	771,267	723,324	47,943

Average Canadian dollar to U.S. dollar	$0.784	$0.815	$(0.031)

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

Our Canadian segment reported revenues in the second quarter of 2022 that were $25.7 million, or 31%, higher than the second quarter of 2021. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 4% in the second quarter of 2022 compared to the second quarter of 2021 resulted in a $4.4 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the increase was driven by (i) higher billed rooms at our lodges as occupancy in the second quarter of 2021 was negatively impacted by the COVID-19 pandemic, (ii) a higher average daily rate at our lodges largely due to occupancy mix and (iii) increased mobile asset activity from pipeline projects.

Our Canadian segment cost of sales and services increased $17.7 million, or 31%, in the second quarter of 2022 compared to the second quarter of 2021. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 4% in the second quarter of 2022 compared to the second quarter of 2021 resulted in a $3.0 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the increase in cost of sales and services was driven by increased occupancy at our lodges and by increased mobile asset activity from pipeline projects.

Our Canadian segment gross margin as a percentage of revenues was largely unchanged, increasing from 31.1% in the second quarter of 2021 to 31.2% in the second quarter of 2022. Accommodation gross margin as a percentage of revenues decreased from 35.5% in the second quarter of 2021 to 33.1% in the second quarter of 2022, as 2021 benefited more significantly from billed rooms that were unused by clients under take-or-pay arrangements. Mobile facility gross margin as a percentage of revenues increased from 34.9% in the second quarter of 2021 to 39.9% in the second quarter of 2022, due to increased mobile asset activity and related operating efficiencies.

Segment Results of Operations – Australian Segment

	Three Months Ended June 30,
	2022	2021	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$39,052	$37,780	$1,272
Food service and other services revenue (2)	28,768	26,239	2,529
Total revenues	$67,820	$64,019	$3,801

Cost of sales and services ($ in thousands)
Accommodation cost	$18,840	$18,082	$758
Food service and other services cost	27,008	25,154	1,854
Indirect other cost	1,844	1,659	185
Total cost of sales and services	$47,692	$44,895	$2,797

Gross margin as a % of revenues	29.7%	29.9%	(0.2)%

Average daily rate for villages (3)	$77	$81	$(4)

Total billed rooms for villages (4)	505,310	466,298	39,012

Australian dollar to U.S. dollar	$0.715	$0.770	$(0.056)

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

Our Australian segment reported revenues in the second quarter of 2022 that were $3.8 million, or 6%, higher than the second quarter of 2021. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 7% in the second quarter of 2022 compared to the second quarter of 2021 resulted in a $5.3 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 14% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by increased activity at our integrated services villages in Western Australia and Civeo owned villages in the Bowen Basin.

Our Australian segment cost of sales and services increased $2.8 million, or 6%, in the second quarter of 2022 compared to the second quarter of 2021. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 7% in the second quarter of 2022 compared to the second quarter of 2021 resulted in a $3.7 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services was largely driven by (i) increased activity at our integrated services villages in Western Australia, (ii) increased activity our Civeo owned villages in the Bowen Basin and, to a lesser extent, (iii) increased costs of temporary labor due to ongoing labor shortages.

Our Australian segment gross margin as a percentage of revenues decreased to 29.7% in the second quarter of 2022 from 29.9% in the second quarter of 2021. This was primarily driven by higher revenue in our integrated services business, which has a service-only business model, and therefore results in lower overall gross margins than the accommodation business.

Segment Results of Operations – U.S. Segment

	Three Months Ended June 30,
	2022	2021	Change
Revenues ($ in thousands)	$8,111	$6,876	$1,235

Cost of sales and services ($ in thousands)	$7,352	$5,765	$1,587

Gross margin as a % of revenues	9.4%	16.2%	(6.8)%

Our U.S. segment reported revenues in the second quarter of 2022 that were $1.2 million, or 18%, higher than the second quarter of 2021. This increase was due to greater U.S. drilling activity positively impacting our wellsite business. This increase was partially offset by reduced revenue from our former West Permian Lodge, which operated in the second quarter of 2021 and was sold in the fourth quarter of 2021, and reduced activity in our offshore business as certain projects were completed in the second quarter of 2021 that did not recur to the same extent in 2022.

Our U.S. segment cost of sales and services increased $1.6 million, or 28%, in the second quarter of 2022 compared to the second quarter of 2021. This increase was due to greater U.S. drilling activity positively impacting our wellsite business, partially offset by lower costs in our offshore business as certain projects were completed in the second quarter of 2021 that did not recur to the same extent in 2022.

Our U.S. segment gross margin as a percentage of revenues decreased from 16.2% in the second quarter of 2021 to 9.4% in the second quarter of 2022 primarily due to our former West Permian Lodge, which operated in the second quarter of 2021 and was sold in the fourth quarter of 2021, and reduced margins from our offshore business as the second quarter of 2021 was positively impacted by higher margins from product sales. These were partially offset by improved margins in our wellsite business due to operating efficiencies at higher activity levels.

Results of Operations – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	Change

	($ in thousands)
Revenues
Canada	$204,975	$145,166	$59,809
Australia	131,349	123,656	7,693
U.S. and other	14,308	10,784	3,524
Total revenues	350,632	279,606	71,026
Costs and expenses
Cost of sales and services
Canada	150,215	109,227	40,988
Australia	92,206	87,798	4,408
U.S. and other	13,475	10,787	2,688
Total cost of sales and services	255,896	207,812	48,084
Selling, general and administrative expenses	32,895	28,884	4,011
Depreciation and amortization expense	43,210	42,646	564
Impairment expense	—	7,935	(7,935)
Other operating expense	152	101	51
Total costs and expenses	332,153	287,378	44,775
Operating income (loss)	18,479	(7,772)	26,251

Interest expense, net	(5,074)	(6,761)	1,687
Other income	2,111	5,702	(3,591)
Income (loss) before income taxes	15,516	(8,831)	24,347
Income tax (expense)	(3,378)	(584)	(2,794)
Net income (loss)	12,138	(9,415)	21,553
Less: Net income attributable to noncontrolling interest	1,160	56	1,104
Net income (loss) attributable to Civeo Corporation	10,978	(9,471)	20,449
Less: Dividends attributable to preferred shares	977	958	19
Net income (loss) attributable to Civeo common shareholders	$10,001	$(10,429)	$20,430

We reported net income attributable to Civeo for the six months ended June 30, 2022 of $10.0 million, or $0.60 per diluted share compared to net loss attributable to Civeo for the six months ended June 30, 2021 of $10.4 million, or $0.73 per diluted share. As further discussed below, net loss for the six months ended June 30, 2021 included a $7.9 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.
Revenues. Consolidated revenues increased $71.0 million, or 25%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by (i) higher billed rooms at our Canadian lodges as occupancy in the first half of 2021 was negatively impacted by the COVID-19 pandemic, (ii) higher average daily rate at our Canadian lodges largely due to occupancy mix, (iii) increased mobile asset activity from pipeline projects in Canada, (iv) increased activity at our Australian Civeo owned villages in the Bowen Basin and (v) increased activity at our integrated services villages in Western Australia. These items were partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. See the discussion of segment results of operations below for further information.
Cost of Sales and Services. Our consolidated cost of sales and services increased $48.1 million, or 23%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to (i) higher billed rooms at our Canadian lodges, (ii) increased mobile asset activity from pipeline projects in Canada, (iii) increased activity at our Australian Civeo owned villages in the Bowen Basin, (iv) increased activity at our integrated services villages in Western Australia and (v) increased cost of temporary labor due to ongoing labor shortages in Australia. These items were partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense increased $4.0 million, or 14%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily due to higher share-based compensation expense, travel and entertainment expense and information technology expense. The increase in share-based compensation expense was due to a relative increase in our stock price during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in travel and entertainment expenses was largely a result of a return to more normalized travel expenses with the lifting of travel restrictions associated with COVID-19. The increase in information technology expense was related to implementation costs incurred in a cloud computing arrangement for our newly implemented human capital management system, which are being amortized through SG&A expense instead of depreciation and amortization expense.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.6 million, or 1%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to shortening the lives on certain assets in Canada, partially offset by assets in Canada becoming fully depreciated during 2021 and the disposal of our West Permian Lodge in the U.S. during 2021.
Impairment Expense. We recorded pre-tax impairment expense of $7.9 million in the six months ended June 30, 2021 associated with long-lived assets in our Australian reporting unit.
See Note 3 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
Operating Income (Loss). Consolidated operating income increased $26.3 million, or 338%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher activity levels in Canada and Australia in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and lower impairment expense in Australia in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Interest Expense, net. Net interest expense decreased by $1.7 million, or 25%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily related to lower average debt levels on credit facility borrowings during 2022 compared to 2021.

Other Income. Consolidated other income decreased $3.6 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The six months ended June 30, 2022 included lower gain on the sale of assets primarily related to various mobile assets across Canada, Australia and the U.S. The six months ended June 30, 2021 included $3.5 million related to proceeds from the Canada Emergency Wage Subsidy (CEWS) and a higher gain on the sale of assets primarily related to the sale of a manufacturing facility and mobile assets in Canada.

Income Tax (Expense) Benefit. Our income tax expense for the six months ended June 30, 2022 totaled $3.4 million, or 21.8% of pretax income, compared to an income tax expense of $0.6 million, or (6.6)% of pretax loss, for the six months ended June 30, 2021. Our effective tax rate for both the six months ended June 30, 2022 and 2021 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Other Comprehensive (Loss) Income. Other comprehensive loss increased $8.8 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 2% in the six months ended June 30, 2022 compared to a 3% increase in the six months ended June 30, 2021. The Australian dollar exchange rate compared to the U.S. dollar decreased 5% in the six months ended June 30, 2022 compared to a 3% decrease in the six months ended June 30, 2021.

Segment Results of Operations – Canadian Segment

	Six Months Ended June 30,
	2022	2021	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$146,625	$116,289	$30,336
Mobile facility rental revenue (2)	48,076	19,165	28,911
Food service and other services revenue (3)	10,274	9,712	562
Total revenues	$204,975	$145,166	$59,809

Cost of sales and services ($ in thousands)
Accommodation cost	$106,235	$83,328	$22,907
Mobile facility rental cost	29,342	12,418	16,924
Food service and other services cost	9,335	8,576	759
Indirect other costs	5,303	4,905	398
Total cost of sales and services	$150,215	$109,227	$40,988

Gross margin as a % of revenues	26.7%	24.8%	2.0%

Average daily rate for lodges (4)	$104	$97	$7

Total billed rooms for lodges (5)	1,406,822	1,203,390	203,432

Average Canadian dollar to U.S. dollar	$0.787	$0.802	$(0.015)

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

Our Canadian segment reported revenues in the six months ended June 30, 2022 that were $59.8 million, or 41%, higher than the six months ended June 30, 2021. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 2% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 resulted in a $4.5 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the increase was driven by (i) higher billed rooms at our lodges as occupancy in the first half of 2021 was negatively impacted by the COVID-19 pandemic, (ii) a higher average daily rate at our lodges largely due to occupancy mix and (iii) increased mobile asset activity from pipeline projects.

Our Canadian segment cost of sales and services increased $41.0 million, or 38%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 2% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 resulted in a $3.0 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the increase in cost of sales and services was driven by increased occupancy at our lodges and increased mobile asset activity from pipeline projects.

Our Canadian segment gross margin as a percentage of revenues increased from 24.8% in the six months ended June 30, 2021 to 26.7% in the six months ended June 30, 2022. This was primarily driven by increased mobile asset activity and related operating efficiencies.

Segment Results of Operations – Australian Segment

	Six Months Ended June 30,
	2022	2021	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$76,651	$71,455	$5,196
Food service and other services revenue (2)	54,698	52,201	2,497
Total revenues	$131,349	$123,656	$7,693

Cost of sales and services ($ in thousands)
Accommodation cost	$37,247	$35,187	$2,060
Food service and other services cost	51,371	49,451	1,920
Indirect other cost	3,588	3,160	428
Total cost of sales and services	$92,206	$87,798	$4,408

Gross margin as a % of revenues	29.8%	29.0%	0.8%

Average daily rate for villages (3)	$78	$80	$(2)

Total billed rooms for villages (4)	979,784	890,964	88,820

Australian dollar to U.S. dollar	$0.719	$0.772	$(0.052)

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

Our Australian segment reported revenues in the six months ended June 30, 2022 that were $7.7 million, or 6%, higher than the six months ended June 30, 2021. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 7% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 resulted in a $9.5 million period-over-period decrease in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen Basin and our integrated services villages in Western Australia.

Our Australian segment cost of sales and services increased $4.4 million, or 5%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 7% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 resulted in a $6.7 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services was largely driven by (i) increased activity at our Bowen Basin villages, (ii) increased activity at our integrated services villages in Western Australia and (iii) increased costs of temporary labor due to ongoing labor shortages.

Our Australian segment gross margin as a percentage of revenues increased to 29.8% in the six months ended June 30, 2022 from 29.0% in the six months ended June 30, 2021. This was primarily driven by improved margins at Civeo owned villages in the Bowen Basin as a result of increased occupancy.

Segment Results of Operations – U.S. Segment

	Six Months Ended June 30,
	2022	2021	Change
Revenues ($ in thousands)	$14,308	$10,784	$3,524

Cost of sales and services ($ in thousands)	$13,475	$10,787	$2,688

Gross margin as a % of revenues	5.8%	—%	5.8%

Our U.S. segment reported revenues in the six months ended June 30, 2022 that were $3.5 million, or 33%, higher than the six months ended June 30, 2021. This increase was due to greater U.S. drilling activity positively impacting our wellsite business, partially offset by reduced revenue from our former West Permian Lodge, which operated in the second quarter of 2021 and was sold in the fourth quarter of 2021.

Our U.S. segment cost of sales and services increased $2.7 million, or 25%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was due to greater U.S. drilling activity positively impacting our wellsite business, partially offset by reduced costs from our former West Permian Lodge, which operated in the second quarter of 2021 and was sold in the fourth quarter of 2021.

Our U.S. segment gross margin as a percentage of revenues increased 5.8% from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to improved margins in our wellsite business due to operating efficiencies at higher activity levels, partially offset by our former West Permian Lodge, which operated in the second quarter of 2021 and was sold in the fourth quarter of 2021.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our hospitality services, developing new lodges and villages, purchasing or leasing land, and for general working capital needs. In addition, capital has been used to repay debt, repurchase our common shares and fund strategic business acquisitions. In the future, capital may be required to move lodges from one site to another. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under our Credit Agreement and proceeds from equity issuances. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions, refinance debt or retire preferred shares.

The following table summarizes our consolidated liquidity position as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Lender commitments	$200,000	$200,000
Borrowings against revolving credit capacity	(108,078)	(112,026)
Outstanding letters of credit	(1,420)	(1,439)
Unused availability	90,502	86,535
Cash and cash equivalents	4,782	6,282
Total available liquidity	$95,284	$92,817

Cash totaling $23.6 million was provided by operations during the six months ended June 30, 2022, compared to $29.4 million provided by operations during the six months ended June 30, 2021. During the six months ended June 30, 2022 and 2021, $36.6 million and $13.8 million was used in working capital, respectively. The increase in cash used in working capital in 2022 compared to 2021 is largely due to the timing of customer payments and revenue recognition as it relates to mobile asset activity in Canada and decreased accounts payable and accrual balances, substantially due to timing of payments during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Cash was used in investing activities during the six months ended June 30, 2022 in the amount of $5.2 million, compared to cash provided by investing activities during the six months ended June 30, 2021 in the amount of $0.5 million. The decrease in cash provided by investing activities was primarily due to the receipt of proceeds from the sale of our manufacturing facility and mobile assets in Canada during the six months ended June 30, 2021. Capital expenditures totaled $8.6 million and $6.5 million during the six months ended June 30, 2022 and 2021, respectively. Capital expenditures in both periods were primarily maintenance related.

We expect our capital expenditures for 2022 to be in the range of $24 million to $29 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts or commitments. Our 2022 capital expenditures estimate includes the capital expenditures associated with our recently announced 12-year contract renewal for our Wapasu Lodge in the Canadian oil sands. Whether planned expenditures will actually be spent in 2022 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the transaction economics be attractive enough to us compared to the current capital allocation priorities of debt reduction and return of capital to shareholders. We continue to monitor the global economy, the price of and demand for crude oil, met coal, LNG and iron ore and the resultant impact on the capital spending plans of our customers, inflation, the COVID-19 global pandemic and the responses thereto in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

Net cash of $19.9 million was used in financing activities during the six months ended June 30, 2022 primarily due to net repayments under our revolving credit facilities of $2.6 million, term loan repayments of $15.8 million, $0.5 million used to repurchase our common shares and $1.0 million used to settle tax obligations on vested shares under our share-based compensation plans. Net cash of $31.1 million was used in financing activities during the six months ended June 30, 2021 primarily due to net repayments under our revolving credit facilities of $12.1 million, repayments of term loan borrowings of $17.9 million and $1.1 million used to settle tax obligations on vested shares under our share-based compensation plans.

The following table summarizes the changes in debt outstanding during the six months ended June 30, 2022 (in thousands):

Balance at December 31, 2021	$175,130
Borrowings under revolving credit facilities	155,712
Repayments of borrowings under revolving credit facilities	(158,288)
Repayments of term loans	(15,763)
Translation	(2,153)
Balance at June 30, 2022	$154,638

We believe that cash on hand and cash flow from operations will be sufficient to meet our anticipated liquidity needs for the next 12 months. If our plans or assumptions change, including as a result of the impact of COVID-19 or changes in price of and demand for oil, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, an element of our long-term business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances or may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders.

In August 2021, our Board authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 715,814 common shares, over a twelve month period. See Note 12 – Share Repurchase Program to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Credit Agreement

As of June 30, 2022, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.

As of June 30, 2022, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.

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

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on June 30, 2022, thereby increasing the liquidation preference to $10,884 per share as of June 30, 2022. We currently expect to pay dividends on the preferred shares through an increase in liquidation preference rather than cash until they mandatorily convert to Civeo common shares in April 2023.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2022, we had $154.6 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $1.5 million annually, based on our floating-rate debt obligations and interest rates in effect as of June 30, 2022.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$238 million and A$225 million, respectively, at June 30, 2022. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of June 30, 2022 would result in translation adjustments of approximately $24 million and $23 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended June 30, 2022.

	Total Number of Shares Purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1, 2022 - April 30, 2022	22,411	(1)	$23.76	22,411	475,724
May 1, 2022 - May 31, 2022	—		—	—	—
June 1, 2022 - June 30, 2022	—		—	—	—
Total	22.411		$23.76	22.411	475,724

(1)In August 2021, our Board authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 715,814 common shares, over a twelve month period. We repurchased an aggregate of 22,411 of our common shares outstanding for approximately $0.5 million during the three months ended June 30, 2022.

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

CIVEO CORPORATION

Date: August 4, 2022	By /s/ Carolyn J. Stone
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)