Form 10-Q
period 2022-09-30
Civeo Corp
filed 2022-10-28
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

The Registrant had 13,712,661 common shares outstanding as of October 21, 2022.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Service and other	$177,504	$150,081	$514,328	$419,861
Rental	5,785	4,581	18,080	12,185
Product	938	401	2,451	2,623
	184,227	155,063	534,859	434,669
Costs and expenses:
Service and other costs	127,955	107,287	373,123	307,198
Rental costs	5,024	3,892	14,830	10,523
Product costs	517	251	1,439	1,521
Selling, general and administrative expenses	17,677	17,320	50,572	46,204
Depreciation and amortization expense	22,608	20,282	65,818	62,928
Impairment expense	—	—	—	7,935
Other operating (income) expense	(339)	21	(187)	122
	173,442	149,053	505,595	436,431
Operating income (loss)	10,785	6,010	29,264	(1,762)

Interest expense	(3,001)	(3,166)	(8,077)	(9,929)
Loss on extinguishment of debt	—	(416)	—	(416)
Interest income	13	—	15	2
Other income	2,179	364	4,290	6,066
Income (loss) before income taxes	9,976	2,792	25,492	(6,039)
Income tax expense	(3,713)	(1,770)	(7,091)	(2,354)
Net income (loss)	6,263	1,022	18,401	(8,393)
Less: Net income attributable to noncontrolling interest	546	478	1,706	534
Net income (loss) attributable to Civeo Corporation	5,717	544	16,695	(8,927)
Less: Dividends attributable to Class A preferred shares	492	482	1,469	1,440
Net income (loss) attributable to Civeo common shareholders	$5,225	$62	$15,226	$(10,367)

Per Share Data (see Note 7)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$0.32	$—	$0.92	$(0.73)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$0.32	$—	$0.91	$(0.73)

Weighted average number of common shares outstanding:
Basic	13,932	14,277	14,058	14,255
Diluted	14,064	14,361	14,220	14,255

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$6,263	$1,022	$18,401	$(8,393)

Other comprehensive loss, net of taxes:
Foreign currency translation adjustment, net of zero taxes	(20,745)	(12,217)	(32,757)	(15,417)
Total other comprehensive loss, net of taxes	(20,745)	(12,217)	(32,757)	(15,417)

Comprehensive loss	(14,482)	(11,195)	(14,356)	(23,810)
Less: Comprehensive income attributable to noncontrolling interest	368	450	1,474	488
Comprehensive loss attributable to Civeo Corporation	$(14,850)	$(11,645)	$(15,830)	$(24,298)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,361	$6,282
Accounts receivable, net	122,280	114,859
Inventories	6,984	6,468
Prepaid expenses	9,487	6,876
Other current assets	3,850	10,946
Assets held for sale	13,759	11,762
Total current assets	164,721	157,193

Property, plant and equipment, net	309,752	389,996
Goodwill	7,322	8,204
Other intangible assets, net	81,997	93,642
Operating lease right-of-use assets	14,267	18,327
Other noncurrent assets	5,270	5,372
Total assets	$583,329	$672,734

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$46,225	$49,321
Accrued liabilities	32,432	33,564
Income taxes	111	171
Current portion of long-term debt	27,964	30,576
Deferred revenue	2,092	18,479
Other current liabilities	8,900	4,807
Total current liabilities	117,724	136,918

Long-term debt, less current maturities	96,727	142,602
Deferred income taxes	7,344	896
Operating lease liabilities	11,669	15,429
Other noncurrent liabilities	13,668	13,778
Total liabilities	247,132	309,623

Commitments and contingencies (Note 10)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, 9,042 shares issued and outstanding, aggregate liquidation preference of $98,907,587 and $97,438,687 as of September 30, 2022 and December 31, 2021, respectively)	63,410	61,941
Common shares (no par value; 46,000,000 shares authorized, 14,079,336 shares and 14,431,819 shares issued, respectively, and 13,712,661 shares and 14,111,221 shares outstanding, respectively)	—	—
Additional paid-in capital	1,585,303	1,582,442
Accumulated deficit	(911,934)	(912,951)
Common shares held in treasury at cost, 366,675 and 320,598 shares, respectively	(9,063)	(8,050)
Accumulated other comprehensive loss	(394,408)	(361,883)
Total Civeo Corporation shareholders’ equity	333,308	361,499
Noncontrolling interest	2,889	1,612
Total shareholders’ equity	336,197	363,111
Total liabilities and shareholders’ equity	$583,329	$672,734

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2021	$60,974	$—	$1,580,213	$(918,156)	$(8,050)	$(352,171)	$595	$363,405
Net income	—	—	—	544	—	—	478	1,022
Currency translation adjustment	—	—	—	—	—	(12,189)	(28)	(12,217)
Dividends paid	—	—	—	—	—	—	(15)	(15)
Dividends attributable to Class A preferred shares	482	—	—	(482)	—	—	—	—
Common shares repurchased	—	—	—	(445)	—	—	—	(445)
Share-based compensation	—	—	1,035	—	—	—	—	1,035
Balance, September 30, 2021	$61,456	$—	$1,581,248	$(918,539)	$(8,050)	$(364,360)	$1,030	$352,785

Balance, June 30, 2022	$62,918	$—	$1,584,416	$(903,492)	$(9,063)	$(373,841)	$2,582	$363,520
Net income	—	—	—	5,717	—	—	546	6,263
Currency translation adjustment	—	—	—	—	—	(20,567)	(178)	(20,745)
Dividends paid	—	—	—	—	—	—	(61)	(61)
Dividends attributable to Class A preferred shares	492	—	—	(492)	—	—	—	—
Common shares repurchased	—	—	—	(13,667)	—	—	—	(13,667)
Share-based compensation	—	—	887	—	—	—	—	887
Balance, September 30, 2022	$63,410	$—	$1,585,303	$(911,934)	$(9,063)	$(394,408)	$2,889	$336,197

Balance, December 31, 2020	$60,016	$—	$1,578,315	$(907,727)	$(6,930)	$(348,989)	$672	$375,357
Net income (loss)	—	—	—	(8,927)	—	—	534	(8,393)
Currency translation adjustment	—	—	—	—	—	(15,371)	(46)	(15,417)
Dividends paid	—	—	—	—	—	—	(130)	(130)
Dividends attributable to Class A preferred shares	1,440	—	—	(1,440)	—	—	—	—
Common shares repurchased	—	—	—	(445)	—	—	—	(445)
Share-based compensation	—	—	2,933	—	(1,120)	—	—	1,813
Balance, September 30, 2021	$61,456	$—	$1,581,248	$(918,539)	$(8,050)	$(364,360)	$1,030	$352,785

Balance, December 31, 2021	$61,941	$—	$1,582,442	$(912,951)	$(8,050)	$(361,883)	$1,612	$363,111
Net income	—	—	—	16,695	—	—	1,706	18,401
Currency translation adjustment	—	—	—	—	—	(32,525)	(232)	(32,757)
Dividends paid	—	—	—	—	—	—	(197)	(197)
Dividends attributable to Class A preferred shares	1,469	—	—	(1,469)	—	—	—	—
Common shares repurchased	—	—	—	(14,209)	—	—	—	(14,209)
Share-based compensation	—	—	2,861	—	(1,013)	—	—	1,848
Balance, September 30, 2022	$63,410	$—	$1,585,303	$(911,934)	$(9,063)	$(394,408)	$2,889	$336,197

	Preferred Shares	Common Shares (in thousands)
Balance, December 31, 2021	9,042	14,111
Share-based compensation	—	100
Common shares repurchased	—	(498)
Balance, September 30, 2022	9,042	13,713

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$18,401	$(8,393)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,818	62,928
Impairment charges	—	7,935
Loss on extinguishment of debt	—	416
Deferred income tax expense	6,930	2,105
Non-cash compensation charge	2,861	2,933
Gains on disposals of assets	(4,069)	(2,305)
Provision (benefit) for credit losses, net of recoveries	(23)	155
Other, net	2,397	2,436
Changes in operating assets and liabilities:
Accounts receivable	(19,138)	(21,516)
Inventories	(1,557)	(193)
Accounts payable and accrued liabilities	3,515	9,836
Taxes payable	(62)	61
Other current and noncurrent assets and liabilities, net	(12,701)	6,843
Net cash flows provided by operating activities	62,372	63,241

Cash flows from investing activities:
Capital expenditures	(17,466)	(9,645)
Proceeds from dispositions of property, plant and equipment	11,975	7,545
Other, net	190	—
Net cash flows used in investing activities	(5,301)	(2,100)

Cash flows from financing activities:
Revolving credit borrowings	204,951	367,622
Revolving credit repayments	(219,775)	(305,148)
Term loan repayments	(23,059)	(117,595)
Debt issuance costs	—	(4,407)
Repurchases of common shares	(14,209)	(445)
Taxes paid on vested shares	(1,013)	(1,120)
Net cash flows used in financing activities	(53,105)	(61,093)

Effect of exchange rate changes on cash	(1,887)	(1,255)
Net change in cash and cash equivalents	2,079	(1,207)
Cash and cash equivalents, beginning of period	6,282	6,155

Cash and cash equivalents, end of period	$8,361	$4,948

Non-cash financing activities:
Preferred dividends paid-in-kind	$1,469	$1,440
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
FINANCIAL STATEMENTS
(Continued)
2.REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and the U.S., and major categories for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Canada
Accommodation revenues	$72,724	$60,511	$219,349	$176,800
Mobile facility rental revenues	25,283	19,075	73,359	38,240
Food service and other services revenues	5,002	4,471	15,276	14,183
Total Canada revenues	103,009	84,057	307,984	229,223

Australia
Accommodation revenues	$38,316	$38,104	$114,967	$109,559
Food service and other services revenues	35,489	27,014	90,187	79,215
Total Australia revenues	73,805	65,118	205,154	188,774

U.S.
Accommodation revenues	$990	$1,812	$2,244	$4,189
Mobile facility rental revenues	5,811	3,941	18,128	10,769
Manufacturing revenues	587	124	1,286	1,686
Food service and other services revenues	25	11	63	28
Total U.S. revenues	7,413	5,888	21,721	16,672

Total revenues	$184,227	$155,063	$534,859	$434,669

Our payment terms vary by the type and location of our customer and the products or services offered. The time between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of September 30, 2022, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2022	2023	2024	Thereafter	Total
Revenue expected to be recognized as of September 30, 2022	$41,135	$86,433	$47,742	$297,488	$472,798

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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
4.FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of September 30, 2022 and December 31, 2021, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans. In addition, the estimated fair value of our assets held for sale is based upon Level 2 fair value measurements, which include appraisals and previous negotiations with third parties.

During the second quarter of 2021, we wrote down certain long-lived assets to fair value. Our estimate of the fair value of undeveloped land positions in Australia that were impaired was based on appraisals from third parties.

See Note 3 – Impairment Charges for further information.

5.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2022 and December 31, 2021 is presented below (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable, net:
Trade	$69,833	$75,740
Unbilled revenue	51,567	38,508
Other	1,184	972
Total accounts receivable	122,584	115,220
Allowance for credit losses	(304)	(361)
Total accounts receivable, net	$122,280	$114,859

	September 30, 2022	December 31, 2021
Inventories:
Finished goods and purchased products	$5,586	$5,346
Work in process	—	25
Raw materials	1,398	1,097
Total inventories	$6,984	$6,468

	Estimated Useful Life (in years)			September 30, 2022	December 31, 2021
Property, plant and equipment, net:
Land				$25,896	$30,556
Accommodations assets	3	—	15	1,426,704	1,657,577
Buildings and leasehold improvements	7	—	20	17,260	24,335
Machinery and equipment	4	—	15	10,752	14,983
Office furniture and equipment	3	—	7	61,187	63,228
Vehicles	3	—	5	8,227	14,578
Construction in progress				9,444	2,063
Total property, plant and equipment				1,559,470	1,807,320
Accumulated depreciation				(1,249,718)	(1,417,324)
Total property, plant and equipment, net				$309,752	$389,996

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	September 30, 2022	December 31, 2021
Accrued liabilities:
Accrued compensation	$27,577	$28,877
Accrued taxes, other than income taxes	2,901	2,944
Other	1,954	1,743
Total accrued liabilities	$32,432	$33,564

	September 30, 2022	December 31, 2021
Deferred revenue:
Contract liabilities	$2,092	$18,479

Deferred revenue consists of contract liabilities resulting from upfront payments related to the mobilization of mobile assets to service pipeline projects in our Canadian business segment. The decrease in deferred revenue from December 31, 2021 to September 30, 2022 was primarily due to the recognition of deferred revenue over the contracted terms of these pipeline projects in Canada.

6.ASSETS AND LIABILITIES HELD FOR SALE

As of September 30, 2022, assets and liabilities held for sale included certain assets and liabilities in our U.S. business segment. As of December 31, 2021, assets and liabilities held for sale included certain assets in our U.S. business segment and undeveloped land holdings in our Australia business segment. These assets and liabilities were recorded at the estimated fair value less costs to sell, which exceeded their carry values.

The following table summarizes the carrying amount as of September 30, 2022 and December 31, 2021 of the assets and liabilities classified as held for sale (in thousands):

	September 30, 2022	December 31, 2021
Assets held for sale:
Assets
Accounts receivable, net	$1,247	$—
Inventories	321	—
Property, plant and equipment, net	12,010	11,762
Other noncurrent assets	181	—
Total assets held for sale	$13,759	$11,762

Liabilities held for sale:
Liabilities
Accounts payable	$375	$—
Accrued liabilities	470	—
Deferred revenue	122	—
Other current liabilities	44	—
Other noncurrent liabilities	114	—
Total liabilities held for sale (1)	$1,125	$—

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

(1)Liabilities held for sale are classified as a current liability on the unaudited consolidated balance sheets, under the caption "Other current liabilities."

7.EARNINGS PER SHARE

We use the two-class method to calculate basic and diluted earnings per share because we have participating securities in the form of Class A preferred shares. The two-class method requires a proportional share of net income to be allocated between common shares and participating securities. The proportional share to be allocated to participating securities is determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities.

Basic earnings per share is computed under the two-class method by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Net income attributable to common shareholders represents our net income reduced by an allocation of current period earnings to participating securities as described above. No such adjustment is made during periods with a net loss, as the adjustment would be anti-dilutive.

Diluted earnings per share is computed under the two-class method by dividing diluted net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of share-based awards. In addition, we calculate the potential dilutive effect of any outstanding dilutive security under both the two-class method and the “if-converted” method, and we report the more dilutive of the methods as our diluted earnings per share. We also apply the treasury stock method with respect to certain share-based awards in the calculation of diluted earnings per share, if dilutive.

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Civeo common shareholders	$5,225	$62	$15,226	$(10,367)
Less: income allocated to participating securities	(794)	(9)	(2,297)	—
Basic net income (loss) attributable to Civeo Corporation common shareholders	$4,431	$53	$12,929	$(10,367)
Add: undistributed income attributable to participating securities	794	9	2,297	—
Less: undistributed income reallocated to participating securities	(788)	(9)	(2,275)	—
Diluted net income (loss) attributable to Civeo Corporation common shareholders	$4,437	$53	$12,951	$(10,367)

Denominator:
Weighted average shares outstanding - basic	13,932	14,277	14,058	14,255
Dilutive shares - share-based awards	132	84	162	—
Weighted average shares outstanding - diluted	14,064	14,361	14,220	14,255

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.32	$—	$0.92	$(0.73)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.32	$—	$0.91	$(0.73)

(1)Computations may reflect rounding adjustments.

The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented (in millions of shares):

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based awards (1)	—	0.1	—	0.2
Preferred shares	2.5	2.4	2.5	2.4

(1)Share-based awards for the three and nine months ended September 30, 2022 totaled less than 0.1 million shares.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
8.DEBT

As of September 30, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Canadian term loan; weighted average interest rate of 4.7% for the nine month period ended September 30, 2022	$36,480	$63,104

U.S. revolving credit facility; weighted average interest rate of 6.3% for the nine month period ended September 30, 2022	—	—

Canadian revolving credit facility; weighted average interest rate of 5.0% for the nine month period ended September 30, 2022	83,904	111,300

Australian revolving credit facility; weighted average interest rate of 3.8% for the nine month period ended September 30, 2022	5,832	726
	126,216	175,130
Less: Unamortized debt issuance costs	1,525	1,952
Total debt	124,691	173,178
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	27,964	30,576
Long-term debt, less current maturities	$96,727	$142,602

Credit Agreement

As of September 30, 2022, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.
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
The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of Consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and our maximum net leverage ratio, defined as

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio less than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of September 30, 2022.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of September 30, 2022, we had seven lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.5 million to $52.0 million. As of September 30, 2022, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.
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
We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of September 30, 2022, the U.S. was considered a loss jurisdiction for tax accounting purposes and was removed from the annual effective tax rate computation for purposes of computing the interim tax provision. As of September 30, 2021, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended September 30, 2022 totaled $3.7 million, or 37.2% of pretax income, compared to income tax expense of $1.8 million, or 63.4% of pretax income, for the three months ended September 30, 2021. Our effective tax rate for the three months ended September 30, 2022 was impacted by considering the U.S. a loss jurisdiction that was removed from the annual effective tax rate computation for purposes of computing the interim tax provision. For the three months ended September 30, 2021, our effective tax rate was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Additionally, under Accounting Standards Codification 740-270, “Accounting for Income Taxes,” the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year to date provision.

Our income tax expense for nine months ended September 30, 2022 totaled $7.1 million, or 27.8% of pretax income, compared to income tax expense of $2.4 million, or (39.0)% of pretax loss, for the nine months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2022 was impacted by considering the U.S. a loss jurisdiction that was removed from the annual effective tax rate computation for the purposes of computing the interim tax provision. Our effective tax rate for the nine months ended September 2021 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for the purposes of computing the interim tax provision.

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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

11.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $32.5 million from $361.9 million at December 31, 2021 to $394.4 million at September 30, 2022, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first nine months of 2022 were primarily driven by the Australian dollar and Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$232 million and A$232 million, respectively, at September 30, 2022.

12.SHARE REPURCHASES

In August 2021, our Board of Directors (Board) authorized a common share repurchase program (the 2021 Share Repurchase Program) to repurchase up to 5.0% of our total common shares which are issued and outstanding, or approximately 715,000 common shares, over a twelve month period. In August 2022, our Board authorized a new common share repurchase program (the 2022 Share Repurchase Program) to repurchase up to 5.0% of our total common shares which are issued and outstanding, or approximately 685,000 common shares, over a twelve month period. The 2022 Share Repurchase Program and the 2021 Share Repurchase Program are collectively referred to as the "Share Repurchase Programs."

The repurchase authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. We have funded, and intend to continue to fund, repurchases through cash on hand and cash generated from operations. The common shares repurchased under the Share Repurchase Programs are cancelled in the periods they are acquired and the payment is accounted for as an increase to accumulated deficit in our Unaudited Consolidated Statements of Changes in Shareholders’ Equity in the period the payment is made.

Pursuant to our 2021 Share Repurchase Program, during the nine months ended September 30, 2022, we repurchased an aggregate of 123,882 of our common shares outstanding at a weighted average price of $28.54 per share, for a total of approximately $3.5 million. We repurchased an aggregate of 341,061 of our common shares outstanding at a weighted average price of $23.98 per share for a total cost of $8.2 million during the twelve month period comprising the 2021 Share Repurchase Program. We have not repurchased any shares under the 2022 Share Repurchase Program as of September 30, 2022.

In addition to the Share Repurchase Programs, we repurchased 374,753 common shares from a shareholder for approximately $10.7 million during the three months ended September 30, 2022.

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

Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended September 30, 2022 and 2021 totaled $0.3 million and $0.4 million, respectively. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the nine months ended September 30, 2022 and 2021 totaled $0.9 million and $1.2 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during both the three months ended September 30, 2022 and 2021 was less than $0.1 million. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the nine months ended September 30, 2022 and 2021 was $2.1 million and $1.5 million, respectively.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

At September 30, 2022, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.6 million, which is expected to be recognized over a weighted average period of 0.6 years.

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

During the three months ended September 30, 2022 and 2021, we recognized compensation expense associated with phantom shares totaling $2.3 million and $2.1 million, respectively. During the nine months ended September 30, 2022 and 2021, we recognized compensation expense associated with phantom shares totaling $7.2 million and $5.0 million, respectively. At September 30, 2022, unrecognized compensation cost related to phantom shares was $11.7 million, as remeasured at September 30, 2022, which is expected to be recognized over a weighted average period of 1.9 years.

Performance Awards. On February 25, 2022, we granted 122,555 performance awards under the Civeo Plan, which cliff vest in three years on February 25, 2025 subject to attainment of applicable performance criteria. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based equally on (i) the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group that includes 17 other companies and (ii) the payout percentage associated with Civeo's cumulative operating cash flow over the performance period relative to a preset target. The portion of the performance awards tied to cumulative operating cash flow includes a performance-based vesting requirement. The fair value of these awards is based on the closing market price of our common shares on the date of grant. We evaluate the probability of achieving the performance criteria throughout the performance period and will adjust share-based compensation expense based on the number of shares expected to vest based on our estimate of the most probable performance outcome.

During the three months ended September 30, 2022 and 2021, we recognized compensation expense associated with performance awards totaling $0.6 million and $0.6 million, respectively. During the nine months ended September 30, 2022 and 2021, we recognized compensation expense associated with performance awards totaling $1.9 million and $1.7 million, respectively. No performance share awards vested during the three months ended September 30, 2022 and 2021. The total fair value of performance share awards that vested during the nine months ended September 30, 2022 and 2021 was $2.4 million and $1.9 million, respectively. At September 30, 2022, unrecognized compensation cost related to performance shares was $4.6 million, which is expected to be recognized over a weighted average period of 2.0 years.

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

Financial information by business segment for each of the three and nine months ended September 30, 2022 and 2021 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2022
Canada	$103,009	$14,749	$7,846	$3,580	$718,981
Australia	73,805	7,599	5,859	4,921	191,557
U.S.	7,413	312	(1,690)	286	20,159
Corporate and eliminations	—	(52)	(1,230)	32	(347,368)
Total	$184,227	$22,608	$10,785	$8,819	$583,329

Three months ended September 30, 2021
Canada	$84,057	$11,511	$6,131	$1,344	$754,223
Australia	65,118	8,033	4,422	1,647	231,427
U.S.	5,888	567	(2,124)	336	26,699
Corporate and eliminations	—	171	(2,419)	62	(328,307)
Total	$155,063	$20,282	$6,010	$3,389	$684,042

Nine months ended September 30, 2022
Canada	$307,984	$41,344	$23,081	$7,433	$718,981
Australia	205,154	23,284	17,446	8,969	191,557
U.S.	21,721	1,089	(4,594)	1,010	20,159
Corporate and eliminations	—	101	(6,669)	54	(347,368)
Total	$534,859	$65,818	$29,264	$17,466	$583,329

Nine months ended September 30, 2021
Canada	$229,223	$35,750	$5,924	$3,667	$754,223
Australia	188,774	25,004	5,073	4,348	231,427
U.S.	16,672	1,675	(5,831)	1,187	26,699
Corporate and eliminations	—	499	(6,928)	443	(328,307)
Total	$434,669	$62,928	$(1,762)	$9,645	$684,042

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
Our business is predominantly located in northern Alberta, Canada; British Columbia, Canada; Queensland, Australia; and Western Australia. We derive most of our business from natural resource companies who are developing and producing oil sands, met coal, LNG and iron ore resources and, to a lesser extent, other hydrocarbon and mineral resources. In the third quarter of 2022, approximately 60% of our revenue was generated by our lodges in Canada and our villages in Australia. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-person-per-day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years. The remainder of our revenue is generated by our hospitality services at customer-owned locations in Canada and Australia, mobile assets in Canada and the U.S and our lodges in the U.S.
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
In part due to the impact of COVID-19 on the global economy and governmental responses thereto, increasing inflationary pressures are being experienced worldwide. These price increases have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. We are managing inflation risk with negotiated service scope changes and contractual protections.
Global oil prices dropped to historically low levels in March and April 2020 due to severely reduced global oil demand, high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. Since this trough in early 2020, global oil prices increased later in 2020 and throughout 2021 primarily due to improved global oil demand and lagging global oil supply due to oil production discipline from publicly traded oil producers and OPEC+ countries. These supply/demand dynamics have continued in 2022 and have been exacerbated by the recent conflict between Russia and Ukraine and related sanctions on Russia as well as actions taken by OPEC+ to adjust production levels, which are decreasing global fossil fuel supply even further. This led to a significant increase in global oil prices to above $100 per barrel. In response, several governments, including the U.S. government under the Biden administration, have begun to release oil from the government controlled strategic reserves.
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
WCS prices in the third quarter of 2022 averaged $70.70 per barrel compared to an average of $57.58 in the third quarter of 2021. The WCS Differential increased from $14.12 per barrel at the end of the fourth quarter of 2021 to $21.72 at the end of the third quarter of 2022. As of October 21, 2022, the WTI price was $86.65 and the WCS price was $58.72, resulting in a WCS Differential of $27.93.
Together with the initial spread of COVID-19, depressed price levels of both WTI and WCS materially impacted 2020 maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. Customers began increasing production activity in the fourth quarter of 2020 and production capacity has approached pre-

pandemic levels in 2022. Although oil prices reached multi-year highs in the first half of 2022, there is continued uncertainty around commodity price levels, including the impact of COVID-19, inflationary pressures, actions taken by OPEC+ to adjust production levels and regulatory implications on such prices, which could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets.
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
Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve designated portions of the related pipeline construction activity. The actual timing of when revenue is realized from the Coastal GasLink (CGL) pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, such as protest blockades or COVID-19. Our current expectation is that our contracted commitments associated with the CGL pipeline project will be completed in 2023. Any new delays in facility or pipeline construction may result in extensions to these dates.
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
Australia. In Australia, 82% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the level of global steel production, which decreased by 5.1% through August 2022 compared to the same period of 2021. Analysts forecast steel production for 2022 to remain subdued for the full year when compared to 2021, as a result of weakness in the Chinese residential sector and slowing global growth due to inflationary pressures. As of October 21, 2022, met coal spot prices were $285 per metric tonne. Steel output is forecast to improve marginally through 2024, with large infrastructure rollouts in a number of major economies including the U.S. and India.

The Chinese embargo on Australian coal continues. However, Australian met coal producers have found new markets, including India and Europe, for their premium product. This led to a rebalancing of the market globally in 2021, with China relying on domestic production along with increased met coal imports from the U.S., Canada and Mongolia. With the historical backdrop of strong steel demand and met coal supply constraints, the spot price for met coal surged to record highs through the second half of 2021 into early 2022. Since the historic highs in early 2022, prices have stabilized with weather-related supply interruptions in Australia offset by weakening steel demand. Analysts forecast the current stable prices to rise in the fourth quarter 2022 due to higher demand in India and supply pressure related La Niña impacts in Australia’s production. Analysts are forecasting prices to remain close to $250 into 2023, though volatility with both supply and demand drivers could impact prices and drive them higher or lower.

Civeo's activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  Through the second half of 2021, with forced cuts in Chinese steel production, prices retreated from the peaks experienced in mid-2021. Iron ore prices remained stable through early 2022 and fell to just below $100 during the third quarter of 2022 with a slowdown in steel production. As of October 20, 2022, iron ore spot prices were $87.84 per metric tonne. Analysts anticipate that infrastructure-led construction activity in China and other large world economies will continue to stabilize prices at current levels, though residential activity in China remains subdued. Analysts forecast pricing through 2023 to remain between $90 and $110.

U.S. In September, we sold our wellsite services business. Our remaining U.S. business supports offshore oil and gas activities in the Gulf of Mexico, completion activity in the Bakken and construction and turnaround work in the Louisiana industrial area. All these activities are primarily tied to WTI oil prices in the U.S. market. In 2020, the U.S. oil rig count and associated completion activity decreased due to COVID-19 and the global oil price decline discussed above. Only 267 oil rigs were active at the end of 2020. With the recovery of oil prices, oil rig count and drilling activity have recovered substantially, with 604 oil rigs active at the end of the third quarter 2022. The increase in the U.S. rig count and oil prices has only resulted in slight increases to U.S. oil production from an average of 11.3 million barrels per day in 2021 to an average of 11.8 million barrels per day at the end of July 2022. As of October 21, 2022, there were 612 active oil rigs in the U.S. (as measured by Bakerhughes.com). U.S. oil drilling and completion activity will continue to be impacted by oil prices, pipeline capacity, federal energy policies and availability of capital to support exploration and production (E&P) drilling and completion plans. In addition, consolidation among our E&P customer base in the U.S. has historically created short-term spending and activity dislocations. Should the current trend of industry consolidation continue, we may see activity, utilization and occupancy declines in the near term.

Recent Commodity Prices. Recent WTI crude, WCS crude, met coal and iron ore pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)
Fourth Quarter through October 21, 2022	$87.20	$59.78	$279.41	$92.31
9/30/2022	91.63	70.70	252.63	99.21
6/30/2022	108.77	92.89	464.61	128.80
3/31/2022	95.17	82.04	474.83	129.46
12/31/2021	77.31	60.84	371.95	104.88
9/30/2021	70.54	57.58	258.41	164.90
6/30/2021	66.19	53.27	136.44	195.97

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	Percentage	2022	2021	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.766	$0.794	($0.03)	(3.5)%	$0.779	$0.799	($0.02)	(2.5)%
Average Australian dollar to U.S. dollar	$0.683	$0.735	($0.05)	(7.1)%	$0.707	$0.759	($0.05)	(6.8)%

	As of
	September 30, 2022	December 31, 2021	Change	Percentage
Canadian dollar to U.S. dollar	$0.730	$0.789	($0.06)	(7.5)%
Australian dollar to U.S. dollar	$0.648	$0.726	($0.08)	(10.7)%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the global economy, commodity prices, demand for crude oil, met coal, LNG and iron ore, inflation, the COVID-19 global pandemic and the responses thereto and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2022 capital expenditures will be in the range of approximately $24 million to $29 million, compared to 2021 capital expenditures of $15.6 million. We previously increased 2022 capital expenditures estimates primarily as a result of recently awarded contracts for our Wapasu Lodge in Canada and our Australian integrated services business in Western Australia. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity.

We have agreed to not renew an expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which currently expires in June 2023, to support our customer’s intent to mine the land where the lodge currently resides. We are currently working with the customer to (i) secure an alternative site for the lodge and (ii) obtain a contract to economically justify the cost of moving and reinstalling the lodge assets. However, we can provide no assurances that we will reach an agreement on a satisfactory contract to support the future utilization of the McClelland assets and the resulting impact could negatively affect our results of operations, financial condition and cash flows. We are in preliminary discussions with potential strategic joint venture partners that would participate in both the economics of relocating the lodge and its ongoing ownership. We expect to have further clarity on any potential contract associated with our McClelland Lake Lodge in the first half of 2023.

See “Liquidity and Capital Resources” below for further discussion of our 2022 capital expenditures.

Results of Operations
Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2022, is based on a comparison to the corresponding periods of 2021.
Results of Operations – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	Change

	($ in thousands)
Revenues
Canada	$103,009	$84,057	$18,952
Australia	73,805	65,118	8,687
U.S. and other	7,413	5,888	1,525
Total revenues	184,227	155,063	29,164
Costs and expenses
Cost of sales and services
Canada	72,878	59,214	13,664
Australia	53,333	46,374	6,959
U.S. and other	7,285	5,842	1,443
Total cost of sales and services	133,496	111,430	22,066
Selling, general and administrative expenses	17,677	17,320	357
Depreciation and amortization expense	22,608	20,282	2,326
Other operating (income) expense	(339)	21	(360)
Total costs and expenses	173,442	149,053	24,389
Operating income	10,785	6,010	4,775

Interest expense, net	(2,988)	(3,582)	594
Other income	2,179	364	1,815
Income before income taxes	9,976	2,792	7,184
Income tax expense	(3,713)	(1,770)	(1,943)
Net income	6,263	1,022	5,241
Less: Net income attributable to noncontrolling interest	546	478	68
Net income attributable to Civeo Corporation	5,717	544	5,173
Less: Dividends attributable to preferred shares	492	482	10
Net income attributable to Civeo common shareholders	$5,225	$62	$5,163

We reported net income attributable to Civeo for the quarter ended September 30, 2022 of $5.2 million, or $0.32 per diluted share compared to net income attributable to Civeo for the quarter ended September 30, 2021 of $0.1 million, or $0.00 per diluted share.
Revenues. Consolidated revenues increased $29.2 million, or 19%, in the third quarter of 2022 compared to the third quarter of 2021. This increase was primarily due to (i) higher billed rooms at our Canadian lodges related to turnaround activities by a number of customers, (ii) higher average daily rate at our Canadian lodges largely due to occupancy mix, (iii) increased mobile asset activity from pipeline projects in Canada, (iv) increased activity at our Civeo owned villages in the Australian Bowen and Gunnedah Basins and (v) increased activity at our Australian integrated services villages in Western Australia. These items were partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in the third quarter of 2022 compared to the third quarter of 2021. See the discussion of segment results of operations below for further information.
Cost of Sales and Services. Our consolidated cost of sales and services increased $22.1 million, or 20%, in the third quarter of 2022 compared to the third quarter of 2021. This increase was primarily due to (i) higher billed rooms at our Canadian lodges, (ii) increased mobile asset activity from pipeline projects in Canada, (iii) increased activity at our Civeo owned villages in the Australian Bowen and Gunnedah Basins and (iv) increased activity at our Australian integrated services villages in Western Australia. These items were partially offset by a weaker Australian and Canadian dollar relative to the U.S.

dollar in the third quarter of 2022 compared to the third quarter of 2021. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense increased $0.4 million, or 2%, in the third quarter of 2022 compared to the third quarter of 2021. This increase was primarily due to higher information technology expense and travel and entertainment expense. This increase in information technology expense was related to set-up costs incurred in a cloud computing arrangement for our newly implemented human capital management system, which are being amortized through SG&A expense instead of depreciation and amortization expense. The increase in travel and entertainment expenses was largely a result of a return to more normalized travel expenses with the lifting of travel restrictions associated with COVID-19. These items were partially offset by lower incentive compensation costs and a weaker Australian and Canadian dollar relative to the U.S. dollar in the third quarter of 2022 compared to the third quarter of 2021.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.3 million, or 11%, in the third quarter of 2022 compared to the third quarter of 2021. The increase was primarily due to shortening the lives on certain assets in Canada, partially offset by certain assets in Canada becoming fully depreciated during 2021 and the disposal of our West Permian Lodge in the U.S. during 2021. In addition, depreciation and amortization expense decreased due to a weaker Australian and Canadian dollar relative to the U.S. dollar in the third quarter of 2022 compared to the third quarter of 2021.
Operating Income. Consolidated operating income increased $4.8 million, or 79%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to higher activity levels in Canada and Australia in the third quarter of 2022 compared to the third quarter of 2021.
Interest Expense, net. Net interest expense decreased by $0.6 million, or 17%, in the third quarter of 2022 compared to the third quarter of 2021, primarily related to lower average debt levels on credit facility borrowings during 2022 compared to 2021, partially offset by higher interest rates on credit facility borrowings.

Other Income. Consolidated other income increased $1.8 million in the third quarter of 2022 compared to the third quarter of 2021 primarily due to higher gain on the sale of assets related to the sale of our Kambalda village and an undeveloped land holding in Australia, our wellsite business in the U.S. and various mobile assets and unused corporate office space in Canada in the third quarter of 2022 compared to the third quarter of 2021.

Income Tax (Expense) Benefit. Our income tax expense for the three months ended September 30, 2022 totaled $3.7 million, or 37.2% of pretax income, compared to an income tax expense of $1.8 million, or 63.4% of pretax income, for the three months ended September 30, 2021. Our effective tax rate for the three months ended September 30, 2022 was impacted by considering the U.S. a loss jurisdiction that was removed from the annual effective tax rate computation for purposes of computing the interim tax provision. For the three months ended September 30, 2021, our effective tax rate was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Additionally, under Accounting Standards Codification 740-270, “Accounting for Income Taxes,” the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year to date provision.

Other Comprehensive (Loss) Income. Other comprehensive loss increased $8.5 million in the third quarter of 2022 compared to the third quarter of 2021, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 6% in the third quarter of 2022 compared to a 3% decrease in the third quarter of 2021. The Australian dollar exchange rate compared to the U.S. dollar decreased 6% in the third quarter of 2022 compared to a 4% decrease in the third quarter of 2021.

Segment Results of Operations – Canadian Segment

	Three Months Ended September 30,
	2022	2021	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$72,724	$60,511	$12,213
Mobile facility rental revenue (2)	25,283	19,075	6,208
Food service and other services revenue (3)	5,002	4,471	531
Total revenues	$103,009	$84,057	$18,952

Cost of sales and services ($ in thousands)
Accommodation cost	$50,308	$41,470	$8,838
Mobile facility rental cost	15,597	11,144	4,453
Food service and other services cost	4,447	4,007	440
Indirect other costs	2,526	2,593	(67)
Total cost of sales and services	$72,878	$59,214	$13,664

Gross margin as a % of revenues	29.3%	29.6%	(0.3)%

Average daily rate for lodges (4)	$99	$98	$1

Total billed rooms for lodges (5)	730,708	613,017	117,691

Average Canadian dollar to U.S. dollar	$0.766	$0.794	$(0.028)

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

Our Canadian segment reported revenues in the third quarter of 2022 that were $19.0 million, or 23%, higher than the third quarter of 2021. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 3% in the third quarter of 2022 compared to the third quarter of 2021 resulted in a $3.7 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the increase was driven by (i) higher billed rooms at our lodges related to turnaround activities by a number of customers, (ii) a higher average daily rate at our lodges largely due to occupancy mix and (iii) increased mobile asset activity from pipeline projects.

Our Canadian segment cost of sales and services increased $13.7 million, or 23%, in the third quarter of 2022 compared to the third quarter of 2021. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 3% in the third quarter of 2022 compared to the third quarter of 2021 resulted in a $2.6 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the increase in cost of sales and services was driven by increased occupancy at our lodges and by increased mobile asset activity from pipeline projects.

Our Canadian segment gross margin as a percentage of revenues was largely unchanged, decreasing from 29.6% in the third quarter of 2021 to 29.3% in the third quarter of 2022.

Segment Results of Operations – Australian Segment

	Three Months Ended September 30,
	2022	2021	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$38,316	$38,104	$212
Food service and other services revenue (2)	35,489	27,014	8,475
Total revenues	$73,805	$65,118	$8,687

Cost of sales and services ($ in thousands)
Accommodation cost	$17,818	$18,351	$(533)
Food service and other services cost	33,465	26,007	7,458
Indirect other cost	2,050	2,016	34
Total cost of sales and services	$53,333	$46,374	$6,959

Gross margin as a % of revenues	27.7%	28.8%	(1.0)%

Average daily rate for villages (3)	$73	$78	$(5)

Total billed rooms for villages (4)	525,359	491,218	34,141

Australian dollar to U.S. dollar	$0.683	$0.735	$(0.052)

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

Our Australian segment reported revenues in the third quarter of 2022 that were $8.7 million, or 13%, higher than the third quarter of 2021. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 7% in the third quarter of 2022 compared to the third quarter of 2021 resulted in a $5.5 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 22% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen and Gunnedah Basins and our integrated services sites in Western Australia.

Our Australian segment cost of sales and services increased $7.0 million, or 15%, in the third quarter of 2022 compared to the third quarter of 2021. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 7% in the third quarter of 2022 compared to the third quarter of 2021 resulted in a $4.0 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services was largely driven by increased activity at our Civeo owned villages in the Bowen and Gunnedah Basins and our integrated services sites in Western Australia.

Our Australian segment gross margin as a percentage of revenues decreased to 27.7% in the third quarter of 2022 from 28.8% in the third quarter of 2021. This was primarily driven by a higher proportion of revenue from our integrated services business, which has a service-only business model and therefore generates lower overall gross margins than our accommodation business.

Segment Results of Operations – U.S. Segment

	Three Months Ended September 30,
	2022	2021	Change
Revenues ($ in thousands)	$7,413	$5,888	$1,525

Cost of sales and services ($ in thousands)	$7,285	$5,842	$1,443

Gross margin as a % of revenues	1.7%	0.8%	0.9%

Our U.S. segment reported revenues in the third quarter of 2022 that were $1.5 million, or 26%, higher than the third quarter of 2021. This increase was due to greater U.S. drilling activity positively impacting our wellsite business in July and August, partially offset by reduced revenue due to the sale of this business on September 1, 2022. In addition, the offshore business had increased activity from completed projects and unit sales in the third quarter of 2022 that did not occur to the same extent in the third quarter of 2021. These increases were partially offset by the reduced revenue from our former West Permian Lodge, which operated in the third quarter of 2021 and was sold in the fourth quarter of 2021.

Our U.S. segment cost of sales and services increased $1.4 million, or 25%, in the third quarter of 2022 compared to the third quarter of 2021. This increase was due to greater U.S. drilling activity impacting our wellsite business in July and August.

Our U.S. segment gross margin as a percentage of revenues increased from 0.8% in the third quarter of 2021 to 1.7% in the third quarter of 2022 primarily due to improved margins in our wellsite business due to operating efficiencies at higher activity levels and increased margins from product sales in our offshore business. These were partially offset by our former West Permian Lodge, which generated a 79% gross margin as a percentage of revenues in the third quarter of 2021 and was sold in the fourth quarter of 2021.

Results of Operations – Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	Change

	($ in thousands)
Revenues
Canada	$307,984	$229,223	$78,761
Australia	205,154	188,774	16,380
U.S. and other	21,721	16,672	5,049
Total revenues	534,859	434,669	100,190
Costs and expenses
Cost of sales and services
Canada	223,093	168,441	54,652
Australia	145,539	134,172	11,367
U.S. and other	20,760	16,629	4,131
Total cost of sales and services	389,392	319,242	70,150
Selling, general and administrative expenses	50,572	46,204	4,368
Depreciation and amortization expense	65,818	62,928	2,890
Impairment expense	—	7,935	(7,935)
Other operating (income) expense	(187)	122	(309)
Total costs and expenses	505,595	436,431	69,164
Operating income (loss)	29,264	(1,762)	31,026

Interest expense, net	(8,062)	(10,343)	2,281
Other income	4,290	6,066	(1,776)
Income (loss) before income taxes	25,492	(6,039)	31,531
Income tax expense	(7,091)	(2,354)	(4,737)
Net income (loss)	18,401	(8,393)	26,794
Less: Net income attributable to noncontrolling interest	1,706	534	1,172
Net income (loss) attributable to Civeo Corporation	16,695	(8,927)	25,622
Less: Dividends attributable to preferred shares	1,469	1,440	29
Net income (loss) attributable to Civeo common shareholders	$15,226	$(10,367)	$25,593

We reported net income attributable to Civeo for the nine months ended September 30, 2022 of $15.2 million, or $0.91 per diluted share compared to net loss attributable to Civeo for the nine months ended September 30, 2021 of $10.4 million, or $0.73 per diluted share. As further discussed below, net loss for the nine months ended September 30, 2021 included a $7.9 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.
Revenues. Consolidated revenues increased $100.2 million, or 23%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily driven by (i) higher billed rooms at our Canadian lodges as occupancy in the first nine months of 2021 was negatively impacted by the COVID-19 pandemic, (ii) higher average daily rate at our Canadian lodges largely due to occupancy mix, (iii) increased mobile asset activity from pipeline projects in Canada, (iv) increased activity at our Australian Civeo owned villages in the Bowen and Gunnedah Basins and (v) increased activity at our integrated services villages in Western Australia. These items were partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. See the discussion of segment results of operations below for further information.
Cost of Sales and Services. Our consolidated cost of sales and services increased $70.2 million, or 22%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to (i) higher billed rooms at our Canadian lodges, (ii) increased mobile asset activity from pipeline projects in Canada, (iii) increased activity at our Australian Civeo owned villages in the Bowen and Gunnedah Basins and (iv) increased activity at our integrated services villages in Western Australia These items were partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense increased $4.4 million, or 9%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was primarily due to higher share-based compensation expense, travel and entertainment expense and information technology expense. The increase in share-based compensation expense was due to a relative increase in our stock price during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in information technology expense was related to set-up costs incurred in a cloud computing arrangement for our newly implemented human capital management system, which are being amortized through SG&A expense instead of depreciation and amortization expense. The increase in travel and entertainment expenses was largely a result of a return to more normalized travel expenses with the lifting of travel restrictions associated with COVID-19.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.9 million, or 5%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to shortening the lives on certain assets in Canada, partially offset by assets in Canada becoming fully depreciated during 2021 and the disposal of our West Permian Lodge in the U.S. during 2021.
Impairment Expense. We recorded pre-tax impairment expense of $7.9 million in the nine months ended September 30, 2021 associated with long-lived assets in our Australian reporting unit.
See Note 3 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
Operating Income (Loss). Consolidated operating income increased $31.0 million, or 1,761%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher activity levels in Canada and Australia in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and lower impairment expense in Australia in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Interest Expense, net. Net interest expense decreased by $2.3 million, or 22%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily related to lower average debt levels on credit facility borrowings during 2022 compared to 2021.

Other Income. Consolidated other income decreased $1.8 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The nine months ended September 30, 2022 included gains on the sale of assets primarily related to our Kambalda village and undeveloped land holdings in Australia, our wellsite business in the U.S. and various mobile assets across Canada, Australia and the U.S. The nine months ended September 30, 2021 included $3.5 million related to proceeds from the Canada Emergency Wage Subsidy (CEWS) and a lower gain on the sale of assets primarily related to the sale of a manufacturing facility and mobile assets in Canada.

Income Tax (Expense) Benefit. Our income tax expense for the nine months ended September 30, 2022 totaled $7.1 million, or 27.8% of pretax income, compared to an income tax expense of $2.4 million, or (39.0)% of pretax loss, for the nine months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2022 was impacted by considering the U.S. a loss jurisdiction that was removed from the annual effective tax rate computation for the purposes of computing the interim tax provision. Our effective tax rate for the nine months ended September 30, 2021 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for the purposes of computing the interim tax provision.

Other Comprehensive (Loss) Income. Other comprehensive loss increased $17.3 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 8% in the nine months ended September 30, 2022 and was flat in the nine months ended September 30, 2021. The Australian dollar exchange rate compared to the U.S. dollar decreased 11% in the nine months ended September 30, 2022 compared to a 7% decrease in the nine months ended September 30, 2021.

Segment Results of Operations – Canadian Segment

	Nine Months Ended September 30,
	2022	2021	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$219,349	$176,800	$42,549
Mobile facility rental revenue (2)	73,359	38,240	35,119
Food service and other services revenue (3)	15,276	14,183	1,093
Total revenues	$307,984	$229,223	$78,761

Cost of sales and services ($ in thousands)
Accommodation cost	$156,543	$124,798	$31,745
Mobile facility rental cost	44,939	23,562	21,377
Food service and other services cost	13,782	12,583	1,199
Indirect other costs	7,829	7,498	331
Total cost of sales and services	$223,093	$168,441	$54,652

Gross margin as a % of revenues	27.6%	26.5%	1.0%

Average daily rate for lodges (4)	$102	$97	$5

Total billed rooms for lodges (5)	2,137,530	1,816,407	321,123

Average Canadian dollar to U.S. dollar	$0.779	$0.799	$(0.020)

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

Our Canadian segment reported revenues in the nine months ended September 30, 2022 that were $78.8 million, or 34%, higher than the nine months ended September 30, 2021. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 3% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 resulted in a $8.2 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the increase was driven by (i) higher billed rooms at our lodges as occupancy in the first nine month of 2021 was negatively impacted by the COVID-19 pandemic, (ii) a higher average daily rate at our lodges largely due to occupancy mix and (iii) increased mobile asset activity from pipeline projects.

Our Canadian segment cost of sales and services increased $54.7 million, or 32%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 3% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 resulted in a $5.6 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the increase in cost of sales and services was driven by increased occupancy at our lodges and increased mobile asset activity from pipeline projects.

Our Canadian segment gross margin as a percentage of revenues increased from 26.5% in the nine months ended September 30, 2021 to 27.6% in the nine months ended September 30, 2022. This was primarily driven by an increased relative contribution from mobile asset activity which generates higher gross margin.

Segment Results of Operations – Australian Segment

	Nine Months Ended September 30,
	2022	2021	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$114,967	$109,559	$5,408
Food service and other services revenue (2)	90,187	79,215	10,972
Total revenues	$205,154	$188,774	$16,380

Cost of sales and services ($ in thousands)
Accommodation cost	$55,065	$53,538	$1,527
Food service and other services cost	84,836	75,458	9,378
Indirect other cost	5,638	5,176	462
Total cost of sales and services	$145,539	$134,172	$11,367

Gross margin as a % of revenues	29.1%	28.9%	0.1%

Average daily rate for villages (3)	$76	$79	$(3)

Total billed rooms for villages (4)	1,505,143	1,382,182	122,961

Australian dollar to U.S. dollar	$0.707	$0.759	$(0.052)

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

Our Australian segment reported revenues in the nine months ended September 30, 2022 that were $16.4 million, or 9%, higher than the nine months ended September 30, 2021. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 7% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 resulted in a $15.1 million period-over-period decrease in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen and Gunnedah Basins and our integrated services villages in Western Australia.

Our Australian segment cost of sales and services increased $11.4 million, or 8%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 7% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 resulted in a $10.7 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services was largely driven by increased activity at our Civeo owned villages in the Bowen and Gunnedah Basins and our integrated services villages in Western Australia.

Our Australian segment gross margin as a percentage of revenues increased to 29.1% in the nine months ended September 30, 2022 from 28.9% in the nine months ended September 30, 2021. This was primarily driven by improved margins at Civeo owned villages in the Bowen and Gunnedah Basins as a result of increased activity, partially offset by increased relative revenue contribution from our integrated services business, which has a service-only business model, and therefore generates lower overall gross margins than our accommodation business.

Segment Results of Operations – U.S. Segment

	Nine Months Ended September 30,
	2022	2021	Change
Revenues ($ in thousands)	$21,721	$16,672	$5,049

Cost of sales and services ($ in thousands)	$20,760	$16,629	$4,131

Gross margin as a % of revenues	4.4%	0.3%	4.2%

Our U.S. segment reported revenues in the nine months ended September 30, 2022 that were $5.0 million, or 30%, higher than the nine months ended September 30, 2021. This increase was due to greater U.S. drilling activity positively impacting our wellsite business that was sold on September 1, 2022, partially offset by reduced revenue from our former West Permian Lodge, which operated in the first nine months of 2021 and was sold in the fourth quarter of 2021.

Our U.S. segment cost of sales and services increased $4.1 million, or 25%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. This increase was due to greater U.S. drilling activity impacting our wellsite business that was sold on September 1, 2022, partially offset by reduced costs from our former West Permian Lodge, which operated in the first nine months of 2021 and was sold in the fourth quarter of 2021.

Our U.S. segment gross margin as a percentage of revenues increased 4.2% from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to improved margins in our wellsite business due to operating efficiencies at higher activity levels, partially offset by our former West Permian Lodge, which operated in the first nine months of 2021 and was sold in the fourth quarter of 2021.

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

The following table summarizes our consolidated liquidity position as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Lender commitments	$200,000	$200,000
Borrowings against revolving credit capacity	(89,736)	(112,026)
Outstanding letters of credit	(1,352)	(1,439)
Unused availability	108,912	86,535
Cash and cash equivalents	8,361	6,282
Total available liquidity	$117,273	$92,817

Cash totaling $62.4 million was provided by operations during the nine months ended September 30, 2022, compared to $63.2 million provided by operations during the nine months ended September 30, 2021. During the nine months ended September 30, 2022 and 2021, $29.9 million and $5.0 million was used in working capital, respectively. The increase in cash used in working capital in 2022 compared to 2021 is largely due to the timing of customer payments and revenue recognition as it relates to mobile asset activity in Canada during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Cash was used in investing activities during the nine months ended September 30, 2022 in the amount of $5.3 million, compared to cash used in investing activities during the nine months ended September 30, 2021 in the amount of $2.1 million. The increase in cash used in investing activities was primarily due to higher capital expenditures. Capital expenditures totaled

$17.5 million and $9.6 million during the nine months ended September 30, 2022 and 2021, respectively. Capital expenditures in both periods were primarily maintenance related. Offsetting these capital expenditures, we received proceeds from the sale of property, plant and equipment of $12.0 million during the nine months ended September 30, 2022 primarily related to the sale of our Kambalda village and undeveloped land holdings in Australia, unused corporate office space and various mobile assets in Canada and our wellsite business in the U.S., compared to $7.5 million during the nine months ended September 30, 2021 primarily related to the sale of our manufacturing facility and mobile assets in Canada.

We expect our capital expenditures for 2022 to be in the range of $24 million to $29 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts or commitments. Our 2022 capital expenditures estimate includes the capital expenditures associated with our recently announced 12-year contract renewal for our Wapasu Lodge in the Canadian oil sands. Whether planned expenditures will actually be spent in 2022 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the transaction economics be attractive enough to us compared to the current capital allocation priorities of debt reduction and return of capital to shareholders. We continue to monitor the global economy, commodity prices, demand for crude oil, met coal, LNG and iron ore, inflation, the COVID-19 global pandemic and the responses thereto and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

Net cash of $53.1 million was used in financing activities during the nine months ended September 30, 2022 primarily due to net repayments under our revolving credit facilities of $14.8 million, term loan repayments of $23.1 million, repurchases of our common shares of $14.2 million and payments to settle tax obligations on vested shares under our share-based compensation plans of $1.0 million. Net cash of $61.1 million was used in financing activities during the nine months ended September 30, 2021 primarily due to repayments of term loan borrowings of $117.6 million, payments to settle tax obligations on vested shares under our share-based compensation plans of $1.1 million, debt issuance costs of $4.4 million and repurchases of our common shares of $0.4 million, partially offset by net borrowings under our revolving credit facilities of $62.5 million.

The following table summarizes the changes in debt outstanding during the nine months ended September 30, 2022 (in thousands):

Balance at December 31, 2021	$175,130
Borrowings under revolving credit facilities	204,951
Repayments of borrowings under revolving credit facilities	(219,775)
Repayments of term loans	(23,059)
Translation	(11,031)
Balance at September 30, 2022	$126,216

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

In August 2022, our Board authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 685,614 common shares, over a twelve month period. See Note 12 – Share Repurchases to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Credit Agreement

As of September 30, 2022, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.

As of September 30, 2022, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.

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

The preferred shares we issued in the Noralta acquisition are entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind on September 30, 2022, thereby increasing the liquidation preference to $10,939 per share as of September 30, 2022. We currently expect to pay dividends on the preferred shares through an increase in liquidation preference rather than cash until they mandatorily convert to Civeo common shares in April 2023.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2022, we had $126.2 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $1.3 million annually, based on our floating-rate debt obligations and interest rates in effect as of September 30, 2022.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$232 million and A$232 million, respectively, at September 30, 2022. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the United States dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of September 30, 2022 would result in translation adjustments of approximately $23 million and $23 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended September 30, 2022.

	Total Number of Shares Purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
July 1, 2022 - July 31, 2022	—		—	—	475,724
August 1, 2022 - August 31, 2022	475,724	(1) (3)	$28.72	100,971	374,753
September 1, 2022 - September 30, 2022	—		—	—	685,614	(2)
Total	475,724		$28.72	100,971	685,614

(1)In August 2021, our Board authorized a common share repurchase program (the 2021 Share Repurchase Program) to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 715,814 common shares, over a twelve month period. We repurchased an aggregate of 100,971 of our common shares outstanding for approximately $3.0 million during the three months ended September 30, 2022 under the 2021 Share Repurchase Program.
(2)In August 2022, our Board authorized a new common share repurchase program (the 2022 Share Repurchase Program and, together with the 2021 Share Repurchase Program, the "Share Repurchase Programs") to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 685,614 common shares, over a twelve month period. We have not repurchased any shares under the 2022 Share Repurchase Program as of September 30, 2022.
(3)In addition to the Share Repurchase Programs, we repurchased 374,753 common shares from a shareholder for approximately $10.7 million during the three months ended September 30, 2022.

ITEM 6. Exhibits

(a)INDEX OF EXHIBITS

Exhibit No.		Description

10.1*
Retention Commitment Agreement, dated as of July 26, 2022, between Civeo Corporation and Allan D. Schoening (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on August 1, 2022).

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

CIVEO CORPORATION

Date: October 28, 2022	By /s/ Carolyn J. Stone
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)