Form 10-K
period 2022-12-31
Civeo Corp
filed 2023-03-01
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was $332,630,445.

The Registrant had 15,217,501 common shares outstanding as of February 24, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2023 Annual General Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•the level of demand, particularly from China, for coal and other natural resources from Australia;

•the availability of attractive natural resource projects and assets, which may be affected by governmental actions, including changes in royalty or tax regimes, or environmental activists which may restrict drilling or development;

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

•general global economic conditions, such as the pace of global economic growth, a general slowdown in the global economy, supply chain disruptions, inflationary pressures and geopolitical events such as the ongoing Russia/Ukraine conflict;

•changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof, including taxing authorities not agreeing with our assessment of the effects of such laws, treaties and regulations;

•changes to government and environmental regulations, including climate change;

•global weather conditions, natural disasters, global health concerns, such as the COVID-19 pandemic, and security threats;

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

Our Company

We provide hospitality services to the natural resources industry in Canada, Australia and the United States (U.S.) We provide a full suite of services for our guests, including lodging, catering and food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we also provide services that support the day-to-day operations of these facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore producing regions, and our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. Our extensive suite of services enables us to meet the unique needs of each of our customers, while providing comfortable accommodations for their employees.

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

Our scalable facilities provide workforce accommodations where, in many cases, traditional accommodations or housing are not accessible, sufficient or cost effective. Our customers are able to outsource their accommodations needs to a single supplier, maintaining employee welfare and satisfaction while focusing their investment on their core resource production efforts. Our primary focus is on providing these hospitality services to leading natural resource companies at our major properties, which we refer to as lodges in Canada and the U.S. and villages in Australia, or at facilities owned by our customers. We own and operate 26 lodges and villages with approximately 28,000 rooms. We operate approximately 12,200 rooms owned by our customers. Additionally, in Canada, we also offer a fleet of mobile assets which serve shorter term projects, such as pipeline construction. We have long-standing relationships with many of our customers, many of whom are, or are affiliates of, large, investment-grade energy and mining companies.

Demand for our hospitality services is influenced by five primary factors: (1) commodity prices, (2) customers' capital spending, (3) available infrastructure, (4) headcount requirements and (5) competition. Current commodity prices, and our customers’ expectations for future commodity prices, influence customers’ spending and maintenance on current productive assets, expansion of existing assets and greenfield development of new assets. In addition to commodity prices, different types of customer activity require varying workforce sizes, influencing the demand for our services. Competing locations, infrastructure and services will also influence demand for our rooms and services.

In the Canadian oil sands region, demand for our hospitality services is primarily influenced by the longer-term outlook for oil prices. Spending on the construction and development of new projects has historically decreased as the outlook for oil prices decreases. However, spending on current operations and maintenance has historically reacted less quickly and less severely to changes in oil prices, as customers consider their cash operating costs, rather than overall full-cycle returns. Likewise, construction and expansion projects already underway have also been less sensitive to commodity price decreases, as customers generally focus on completion and incremental costs. Depressed oil price levels of both West Texas Intermediate (WTI) and Western Canadian Select (WCS) resulting from the initial spread of COVID-19 materially impacted 2020 maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. Customers began restoring production in the fourth quarter of 2020, reaching pre-pandemic levels in 2022. Although oil prices reached multi-year highs in the first half of 2022 and fluctuated in the second half of 2022, there is continued uncertainty around commodity price levels, including the ongoing impact of COVID-19, inflationary pressures, actions taken by OPEC+ to adjust production levels, geopolitical events such as the ongoing Russia/Ukraine conflict, and regulatory implications on such prices, which could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets. Natural gas prices also influence oil sands activity as an input cost: as natural gas prices fluctuate, a significant component of our customers’ operating costs fluctuate as well.

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

Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve several portions of the related pipeline construction activity. The actual timing of when revenue is realized from the Coastal GasLink (CGL) pipeline and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, such as protest blockades and COVID-19. Our current expectation is that our contracted commitments associated with the CGL pipeline project will be completed in 2023. Any new delays in facility or pipeline construction may result in extensions to these dates. See "Canada-Canadian British Columbia Lodge" for more information.

Our Australian villages support similar activities as our Canadian lodges for the natural resources industry in Australia. Our customers are typically developing and producing met coal, iron ore and other minerals which have resource lives that are measured in decades. As such, their spending levels tend to react similarly to commodity prices as the spending levels of our Canadian customers. Spending on producing assets is less sensitive to commodity price decreases in the short and medium term, assuming the projects remain cash flow positive. However, new construction projects and expansionary projects are typically canceled or deferred during periods of lower met coal and iron ore prices. Similar to the Canadian market, new project construction activity typically requires larger workforces than day-to-day operations, where proximity and availability of customer-owned rooms influences the demand for our rooms and services. Our customer service requirements are primarily driven by production, maintenance and operational activities. Through 2022, we saw increased activity from both new and existing customers. With sustained met coal pricing above $200 per tonne, customers have committed to new projects and expansion projects and recommenced operations which were previously put on-hold. Current met coal prices continue to support an optimistic outlook for the sector, though exploration and future investment in Australia could be impacted with the recent increases to the Queensland royalty scheme introduced in mid-2022. Met coal prices have faced downward pressure in early 2023 due to falling steel demand, global economic weakness, and expected improvement in Australian supply as weather patterns and mining conditions improve. Iron ore prices fluctuated in the second half of 2022, with prices recovering from a low of $78 per tonne to over $100 per tonne with renewed support in the Chinese property sector. With stronger supply and a slow recovery in Chinese construction, downside pressure on current prices remains.

In the last half of 2022, we sold both our wellsite services and our offshore businesses in the U.S. Our remaining U.S. business supports completion activity in the Bakken and construction and turnaround work in the Louisiana industrial area. U.S. oil completion activity will continue to be impacted by oil prices, pipeline capacity, federal energy policies and availability of capital to support exploration and production completion plans.

For the years ended December 31, 2022, 2021 and 2020, we generated $697.1 million, $594.5 million and $529.7 million in revenues and $17.0 million, $6.1 million and $(147.2) million in operating income (loss), respectively. The majority of our operations, assets and income are derived from the hospitality services provided at lodges and villages we own that have historically been contracted by our customers under multi-year, take-or-pay or exclusivity contracts. The hospitality services we provide at these facilities generated 62% of our revenue for the year ended December 31, 2022. Important performance metrics include revenue related to our major properties, average daily rate and aggregate billed rooms. The table below summarizes these key statistics for the periods presented in this annual report.

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except for room counts and average daily rate)
Accommodation Revenue (1)
Canada	$279,455	$239,526	$202,534
Australia	152,714	145,335	144,070
U.S.	3,058	5,437	2,451
Total Accommodation Revenue	$435,227	$390,298	$349,055

Mobile Facility Rental Revenue (2)
Canada	$96,400	$62,856	$33,192
U.S.	18,367	14,486	16,837
Total Mobile Facility Rental Revenue	$114,767	$77,342	$50,029

Food Service and Other Services Revenue (3)
Canada	$20,142	$18,996	$33,923
Australia	125,538	105,739	90,472
U.S.	90	50	50
Total Food Service and Other Services Revenue	$145,770	$124,785	$124,445

Manufacturing Revenue (4)
U.S.	$1,288	$2,038	$6,200
Total Manufacturing Revenue	$1,288	$2,038	$6,200

Total Revenue	$697,052	$594,463	$529,729

Average Daily Rates for Lodges and Villages (5)
Canada	$100	$99	$95
Australia	$75	$79	$73

Total Billed Rooms for Lodges and Villages (6)
Canada	2,759,521	2,404,880	2,095,784
Australia	2,024,068	1,846,882	1,968,284

Average Exchange Rate
Canadian dollar to U.S. dollar	$0.77	$0.80	$0.75
Australian dollar to U.S. dollar	0.69	0.75	0.69

(1)Includes revenues related to lodge and village rooms and hospitality services for Civeo owned rooms for the periods presented.
(2)Includes revenues related to mobile assets for the periods presented.
(3)Includes revenues related to food service, laundry and water and wastewater treatment services, and facilities management for the periods presented.
(4)Includes revenues related to modular construction and manufacturing services for the periods presented. Civeo's remaining manufacturing operations in Louisiana were sold in the fourth quarter of 2022.
(5)Average daily rate is based on billed rooms and accommodation revenue for Civeo owned rooms during the periods presented.
(6)Billed rooms represents total billed days for Civeo owned rooms for the periods presented.

Our History

Our Canadian operations, founded in 1977, began by providing modular rental housing to energy customers, primarily supporting drilling rig crews in the Western Canadian Sedimentary Basin. Over the next decade, we acquired a food service operation, enabling us to provide a more comprehensive accommodation solution. Through our experience with Syncrude’s Mildred Lake Village, a 2,100 bed facility that we operated and managed for them for nearly 20 years, we recognized the need for a premium, and more permanent, solution for workforce accommodations and hospitality services in the Canadian oil sands region. Pursuing this strategy, we opened PTI Lodge in 1998, one of the first independent lodging facilities in the region.

Through our wide range of hospitality services, we are able to identify, solve and implement solutions and services that enhance the guest experience and reduce the customer’s total cost of housing a workforce in a remote operating location. Using our experiences and service delivery model, our hospitality services have evolved to include fitness centers, water and wastewater treatment, laundry service and many other enhancements. In 2018, we acquired Noralta Lodge Ltd. (Noralta), which provided remote hospitality services in Alberta, Canada (the Noralta Acquisition) through eleven lodges comprising over 5,700 owned rooms and 7,900 total rooms. Over time, we have developed into Canada’s largest third-party provider of accommodations and hospitality services in the Canadian oil sands region.

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

With the acquisition of our Australian business in December 2010, we began providing hospitality services to support the Australian natural resources industry through our villages located in Queensland, New South Wales and Western Australia. Like Canada, our Australian business has a long-history of taking care of customers in remote regions, beginning with our initial Moranbah Village in 1996, and has grown to become Australia’s largest independent provider of hospitality services for people working in remote locations. Our Australian business was the first to introduce resort-style accommodations to the mining sector, adding landscaping, outdoor kitchens, pools, fitness centers and, in some cases, taverns. In 2019, we acquired Action Industrial Catering (Action), a provider of catering and managed services (which we refer to as our integrated services business) to the mining industry in Western Australia. The Action acquisition enhanced our service offering, geographic footprint and exposure to new commodities in Australia and underlines our focus on pursuing growth opportunities that fit within our core competencies and strategic direction. In all our operating regions, our business is built on a culture of continuous service improvement to enhance the guest experience and reduce customers' workforce housing costs.

Our Industry

We provide hospitality services to the natural resource industry. Our scalable facilities provide long-term and temporary workforce accommodations where traditional accommodations and related infrastructure often are not accessible, sufficient or cost effective. Once facilities are deployed in the field, we also provide services such as lodging, catering and food service, housekeeping and maintenance, as well as operations of these facilities, including laundry, water and wastewater treatment, power generation, communication systems, security and logistics. Our hospitality services can be provided at accommodation facilities we own or at facilities owned by our customers. Demand for our services is cyclical and substantially dependent upon activity levels, particularly our customers’ willingness to spend capital on the exploration for, development and production of oil, met coal, LNG, iron ore and other natural resources. Our customers’ spending plans generally are based on their view of commodity supply and demand dynamics, as well as the outlook for near-term and long-term commodity prices. As a result, the demand for our services is sensitive to current and expected commodity prices.

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

The accommodation facilities market supporting the natural resource industry is segmented into competitors that serve components of the overall value chain, but very few offer the entire suite of hospitality services to customers. We estimate that customer-owned rooms represent over 50% of the market. Engineering firms such as Bechtel and Fluor often design accommodations facilities. Many public and private firms, such as ATCO Structures & Logistics Ltd. (ATCO), Dexterra Group Inc. (Dexterra), Alta-Fab Structures Ltd. (Alta-Fab) and Northgate Industries Ltd. (Northgate), build modular accommodations for sale. Dexterra, Black Diamond Group Limited (Black Diamond), ATCO, Royal Camp Services Ltd. and Target Hospitality primarily own and lease units to customers and, in some cases, provide facility management services, usually on a shorter-term basis with a more limited number of rooms, similar to our mobile assets business. Facility service companies, such as Aramark Corporation (Aramark), Sodexo Inc. (Sodexo), Compass Group PLC (Compass Group), or Cater Care typically do not invest in and own the accommodations assets, but will provide hospitality services at third-party or customer-owned facilities.

Canada

Overview

During the year ended December 31, 2022, we generated approximately 57% of our revenue from our Canadian operations. We are Western Canada’s largest provider of hospitality services for people working in remote locations. We provide our services through our lodges and mobile assets and at customer-owned locations. Our hospitality services support workforces in the Canadian LNG and oil sands markets and in a variety of oil and natural gas drilling, mining, pipeline and related natural resource applications.

Canadian Market

Demand for our hospitality services in the Canadian market is largely commodity price driven. In the Canadian oil sands region, demand is primarily influenced by the longer-term outlook for crude oil prices rather than current energy prices, given the multi-year production life of oil sands projects and the capital investment associated with development of such large-scale projects. Demand for our Canadian lodges is secondarily impacted by oil takeaway capacity. Demand for hospitality services related to LNG is influenced by the global prices for LNG. Utilization of our existing Canadian capacity and any future expansions will largely depend on continued LNG and oil sands spending related to existing production, maintenance activities and potential future expansion of existing projects.

The Athabasca oil sands are located in northern Alberta, an area that is very remote, with a limited local labor supply. Of Canada’s approximately 39 million residents, nearly half of the population lives in ten cities, while approximately 12% of the population lives in Alberta and less than 1% of the population lives within 100 kilometers of the oil sands activity. The local municipalities, of which Fort McMurray is the largest, have limited infrastructure to respond to workforce accommodation demands and are a significant driving distance from many of the oil sands projects. As such, the workforce accommodations market provides a cost-effective solution to the challenge of staffing large oil sands projects by sourcing labor largely throughout Canada to work on a rotational basis.

Similarly, the LNGC project located in Kitimat, British Columbia, is expected to need as many as 7,500 workers to construct the liquefaction facilities. The population of Kitimat and the surrounding area is approximately 9,000.

Canadian Oil Sands Lodges

During the year ended December 31, 2022, activity in the Athabasca oil sands region generated approximately 62% of our Canadian revenue. The oil sands region continues to represent one of the world’s largest reserves for heavy oil. Our McClelland Lake, Wapasu Creek, Athabasca, Beaver River, Fort McMurray Village, Grey Wolf, Hudson, and Borealis lodges are focused on the northern region of the Athabasca oil sands, where customers primarily utilize surface mining to extract bitumen. Oil sands mining operations are characterized by large capital requirements, large reserves, large personnel requirements, long-term reserve lives, very low exploration or reserve risk and relatively lower cash operating costs per barrel of bitumen produced. Our Conklin, Anzac, Red Earth and Wabasca lodges, as well as a portion of our mobile assets, are focused in the southern portion of the region where we primarily serve in-situ operations and pipeline expansion and maintenance activity. In-situ methods are used on reserves that are too deep for traditional mining methods. In-situ technology typically injects steam or solvents into the deep oil sands in place to separate the bitumen from the sand and pumps it to the surface where it undergoes the same upgrading treatment as the mined bitumen. Reserves requiring in-situ techniques of extraction represent 80% of the established recoverable reserves in Alberta. In-situ operations generally require less capital and personnel and produce lower volumes of bitumen per development, with higher ongoing operating expense per barrel of bitumen produced.

Our oil sands lodges primarily support personnel for ongoing operations associated with surface mining and in-situ oil sands projects, as well as maintenance, turnaround and expansionary personnel, generally under short and medium-term contracts.  Most of our oil sands lodges are located on land with leases obtained from the province of Alberta, with initial terms of ten years, or subleased from the resource developer. Our leases have expiration dates that range from 2023 to 2030. In recent years, we have successfully renewed or extended all expiring land leases which we have requested to renew or extend. Two of our oil sands properties are located on land which we own.

In order to operate a lodge in Canada, we are required to obtain a development permit from the regional municipality in which the lodge is located. The development permits are granted for a term of five years. Our development permits have expiration dates that range from 2023 to 2027. In recent years, we have successfully renewed or extended all expiring development permits. See “Item 1A. Risk Factors - Risks Related to Our Operations - The majority of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease or obtain permits necessary to operate on such leased land, we could be materially and adversely affected.” of this annual report for further information.

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
Wapasu Creek
Grey Wolf
Athabasca & Beaver River
Fort McMurray Village, Hudson & Borealis
Anzac
Conklin
Athabasca Oil Sands
EDMONTON
Cardium
Cold Lake Oil Sands
CALGARY
CANADA
USA
Bakken
LODGES
PLAYS OF INTEREST

Rooms in our Canadian Lodges

			As of December 31,
Lodges	Region	Extraction Technique	2022	2021	2020
Wapasu Creek	N. Athabasca	mining/in-situ	5,174	5,174	5,246
Athabasca (1)	N. Athabasca	mining	2,005	2,005	2,005
McClelland Lake (2)	N. Athabasca	mining	1,997	1,997	1,997
Beaver River (1)	N. Athabasca	mining	1,094	1,094	1,094
Fort McMurray Village:
Black Bear (1)	N. Athabasca	mining	531	531	531
Bighorn	N. Athabasca	mining	763	763	763
Lynx	N. Athabasca	mining	855	855	855
Wolverine	N. Athabasca	mining	855	855	855
Borealis (1)	N. Athabasca	mining	1,504	1,504	1,504
Grey Wolf	N. Athabasca	mining	946	946	946
Hudson (1)	N. Athabasca	mining	624	624	624
Wabasca (1)	S. Athabasca	mining	288	288	288
Red Earth (1)	S. Athabasca	mining	216	216	216
Conklin	S. Athabasca	mining/in-situ	610	610	616
Anzac (1)	S. Athabasca	in-situ	526	526	526
Subtotal – Oil Sands			17,988	17,988	18,066
Sitka Lodge	Kitimat, BC	LNG	961	959	958
Total Rooms			18,949	18,947	19,024

(1)Currently closed as of December 31, 2022, due to lodge loading strategy, seasonal activity fluctuations or low activity level in the region. All closed lodges are periodically assessed for impairment at an asset group level, in accordance with U.S. generally accepted accounting principles. See Note 4 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.
(2)The land lease associated with the asset expires in June 2023. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview and Macroeconomic Environment - Capital Expenditures” of this annual report for additional information.

Hospitality Services at Third-Party Owned Facilities

We also provide hospitality services at facilities owned by our customers. Historically, this has been focused around natural resource production-related housing facilities that are owned by oil production companies. The facilities we manage typically range anywhere from 500 to 1,500 rooms. We customize our service offerings depending on our customer’s needs. Hospitality services can be performed on an end-to-end basis with catering and food service, housekeeping, maintenance and utility services included or in segments such as food service only. Our focus on hospitality service contracts has allowed us to successfully pursue food service only opportunities. Due to our experience servicing customer-owned facilities, this business easily fits into our overall strategy.

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

Australia

Overview

During the year ended December 31, 2022, we generated 40% of our revenue from our Australian operations. As of December 31, 2022, we owned 8,814 rooms across eight villages, of which 7,392 rooms service the Bowen Basin of central Queensland, one of the premier met coal basins in the world. We provide hospitality services on a day rate basis to mining and related service companies (including construction contractors), typically under short and medium-term contracts (one to three years) with minimum nightly room commitments. In addition, we provide integrated services to the mining industry in Western Australia.

Australian Market

As the largest contributor to exports and a major contributor to the country’s gross domestic product and government revenue, the Australian natural resources industry plays a vital role in the Australian economy. Australia has broad natural resources, including met and thermal coal, conventional and coal seam gas, base metals, iron ore, copper and precious metals such as gold. Australia is the largest exporter of met coal and iron ore in the world, in addition to being in close proximity to the largest steel producing countries in the world. The growth of Australian natural resource commodity exports over the last decade has been largely driven by strong Asian demand for met coal, iron ore and LNG. Australia’s resources are primarily located in remote regions of the country that lack infrastructure and resident labor forces to produce these resources, as the majority of Australia’s population is located on the east coast of the country. As a result, much of the natural resources labor force works on a rotational basis, which often requires a commute from a major city or the coast to a living arrangement near the resource projects. Consequently, there is substantial need for workforce accommodations and hospitality services to support resource production in the country. Workforce accommodations have historically been built and owned by the resource developer/owner, with third parties providing the hospitality and facility management services, typical of an insourcing business model.

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

Our Australian operations primarily serve the Bowen Basin of Queensland and the Pilbara region in Western Australia. During the year ended December 31, 2022, our five villages in the Bowen Basin generated 49% of our Australian revenue. The Bowen Basin contains one of the largest coal deposits in Australia and is renowned for its premium met coal. In addition, we provide village operation and mine site cleaning services at six customer locations in the Pilbara region, which is renowned for high grade iron ore production. Our villages and customer-based locations are focused on the mines in the central portion of the Pilbara and Bowen Basins and are well positioned for the active mines in the region.

The Chinese placed an embargo on several Australian products, including coal, in the fall of 2020. During the embargo, Australian met coal producers found new markets, including India and Europe, for their premium product. This led to a rebalancing of the market globally with China relying on domestic production along with increased met coal imports from the U.S., Canada and Mongolia. With the backdrop of continuing strong steel demand and met coal supply constraints, the spot price for met coal surged to record highs through the second half of 2021 into early 2022. The embargo was recently lifted during the first quarter of 2023. While met coal prices have receded from their all-time highs, they still remain over $350 per tonne as of February 24, 2023. Analysts forecast met coal prices to face downward pressure in early 2023 but to moderate during the year with supply improvement and weaker demand impacting prices. Downward pressure on prices could accelerate in the short term if demand in China worsens.

Beyond the Pilbara and Bowen Basins, we serve several other markets with four additional villages and three customer-owned villages. At the end of 2022, we had two villages with over 1,000 combined rooms in the Gunnedah Basin, a thermal and met coal region in New South Wales. In Western Australia, we serve workforces related to LNG facilities operations on the Northwest Shelf through our Karratha village. In addition, we provide hospitality services in Western Australia and Southern Australia at seven customer-owned villages which support workforces related to nickel, copper, zinc, silver and gold production in the Goldfields-Esperance region, lithium production in the Pilbara region and copper, silver and gold in Western Australia and South Australia.

Australian Village Locations

Karratha
Pilbara Basin
PERTH
Nebo
Coppabella
Moranbah
Dysart
Middlemount
Bowen Basin
BRISBANE
Narrabri
Boggabri
Gunnedah Basin
SYDNEY
VILLAGES
PLAYS OF INTEREST

Owned Rooms in our Australian Villages

			As of December 31,
Villages	Resource Basin	Commodity	2022	2021	2020
Coppabella	Bowen	met coal	3,048	3,048	3,048
Dysart	Bowen	met coal	1,798	1,798	1,798
Moranbah	Bowen	met coal	1,240	1,240	1,240
Middlemount	Bowen	met coal	816	816	816
Boggabri	Gunnedah	met/thermal coal	622	622	622
Narrabri	Gunnedah	met/thermal coal	502	502	502
Nebo	Bowen	met coal	490	490	490
Kambalda (1)	-	gold, lithium	—	232	232
Karratha	Pilbara	LNG, iron ore	298	298	298
Total Rooms			8,814	9,046	9,046
(1) Sold in the third quarter of 2022.

Our Australian segment includes eight company-owned villages with 8,814 rooms as of December 31, 2022, which are strategically located near long-lived, low-cost mines operated by large mining companies. Our Australian business provides hospitality services to mining and related service companies under short- and medium-term contracts. Our growth plan for this part of our business continues to include enhanced occupancy and expansion of these properties where we believe there is durable long-term demand, as well as to provide hospitality services at customer-owned assets.

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

Our Narrabri and Boggabri villages in New South Wales service met and thermal coal mines and coal seam gas in the Gunnedah Basin. Our Karratha village, in Western Australia, services workforces related to LNG facilities operations on the

Northwest Shelf. Our Kambalda village was sold in the third quarter of 2022 to a customer, and we continue to operate the village as a customer-owned location.

Hospitality Services at Third-Party Owned Facilities

We also provide hospitality services at customer-owned villages to the mining industry in Western Australia. Historically, this has been focused around natural resource production-related village facilities that are primarily owned by iron ore production companies. We provide village operation services at 13 customer-owned locations, which represent over 10,000 rooms, primarily in the Pilbara region of Western Australia, one of the premier iron ore bodies in the world, and in the Goldfields-Esperance region of Western Australia. The facilities we manage range anywhere from 200 to over 1,900 rooms. We work together with our customers to customize our service offerings depending on our customer’s needs. Hospitality services can be performed on an end-to-end basis with catering and food service, housekeeping and site maintenance included or in segments such as food service only. Mine site cleaning services are also provided at some of our customer-owned locations.

U.S.

Overview

During the year ended December 31, 2022, our U.S. business generated 3% of our revenue. In the last half of 2022, we sold both our wellsite services and our offshore businesses. Our remaining U.S. business consists of two lodges - one in the Bakken region and one in Louisiana.

		As of December 31,
	State	2022	2021	2020
West Permian (1)	TX	—	—	390
Acadian Acres	LA	300	300	300
Killdeer	ND	235	235	235
Total Rooms		535	535	925
(1) Sold in October 2021.

Our Killdeer Lodge provides rooms to the Bakken Shale region in North Dakota. Our Acadian Acres Lodge provides rooms near Lake Charles, Louisiana to support the Louisiana downstream market.

Community Engagement

With a focus on long-term Indigenous community participation, our Canadian operations continue to work closely with a number of First Nations to develop mutually beneficial partnerships focused on revenue sharing, capacity building, employment and community investment and support. For over a decade, our Canadian operations supported Buffalo Metis Catering, a partnership with three Metis communities in the Regional Municipality of Wood Buffalo. Through this partnership, food and housekeeping services were delivered to three of our lodges. Beyond these services, this partnership provided a business incubator environment for a number of Metis business ventures. Our Canadian operations also procure services from a number of other First Nations-owned, Metis-owned and member-owned businesses including water hauling, snow removal and security services. In 2022, we purchased more than C$66.2 million in goods and services from the Indigenous business community, representing 30% of our total Canadian local spending.

In 2021, the Fort McKay Metis community awarded Civeo with the inaugural 2020 Fort McKay Metis National President's Award. This award recognizes people or organizations who make a positive contribution to the well-being of the Metis community. In 2019, our Indigenous partnership initiatives earned Civeo a Gold level Progressive Aboriginal Relations (PAR) certification, by a jury comprised of Indigenous business people, which was supported by an unbiased, independent, third-party verification of our performance. In 2016, Civeo was awarded a Silver level PAR certification by the Canadian Council for Aboriginal Business (CCAB), demonstrating our commitment to the principles and practices established by the CCAB. In addition, in 2011 and 2012, we were recognized with awards from the Alberta Chamber of Commerce.

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

In Australia, our community relations program also aims to build and maintain a positive social license to operate by consulting and engaging with local regional communities from project inception, through development, construction and operations. This is a major advantage for our business model, as it facilitates consistent communication, engenders trust and builds relationships to last throughout the resource lifecycle. There is an emphasis on developing partnerships that create a long-term sustainable outcome to address specific community needs. To that end, we partner with local municipalities to improve and expand municipal infrastructure. These improvements provide necessary infrastructure, allowing the local communities an opportunity to expand and improve. We also provide support to local community groups through sponsorship and in-kind contributions to local events and initiatives. In addition, all of our food suppliers are Australian companies and, where possible, are based locally. Through our membership with Supply Nation, a non-profit organization committed to supplier diversity and Indigenous business development, we have been able to direct approximately A$9.5 million in 2022 into Indigenous-owned and operated companies, and we are always looking for more opportunities to partner with these businesses.

In addition, we have three unincorporated joint venture partnerships with Indigenous landowners in Western Australia.  Under these agreements, we strive to develop the business capacity, project management skills and expertise of the Indigenous joint venture members and also provide local employment opportunities and training.  Two of the three unincorporated joint venture partnerships entitle Indigenous landowners to a profit distribution calculated in accordance with the unincorporated joint venture deeds. Additionally, two of the three remaining agreements incentivize the joint venture members via milestone payments for business objectives achieved.

Customers and Competitors

Our customers primarily operate in oil sands mining and development, drilling, exploration and extraction of oil and natural gas and coal and other extractive industries. To a lesser extent, we also support other activities, including pipeline construction, forestry and humanitarian aid. Our largest customers in 2022 were Suncor Energy Inc, Imperial Oil Limited (a company controlled by ExxonMobil Corporation) and Fortescue Metals Group Ltd who each accounted for more than 10% of our 2022 revenues.

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

Our primary competitors in Australia for our village hospitality services are customer-owned and operated villages as well as Ausco Modular (a subsidiary of Modulaire Group), Fleetwood Corporation and smaller independent village operators. We compete against ISS, Sodexo, Compass Group, Northern Rise (as a division of Delaware North) and Cater Care for third-party facility management services.

In the U.S., we primarily offer our lodge hospitality services and compete against Target Hospitality, hotels, and local mobile home and RV parks.

Historically, many customers have invested in their own accommodations.  We estimate that our existing and potential customers own approximately 50% of the rooms available in the Canadian oil sands and 50% of the rooms in the Australian coal mining regions.

Our Lodge and Village Contracts

During the year ended December 31, 2022, revenues from our lodges and villages represented over 62% of our consolidated revenues. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for hospitality services, including meals, housekeeping, utilities and maintenance for workers staying in the lodges and villages. In most multi-year contracts, our rates typically have annual escalation provisions to cover expected increases in labor and consumables costs over the contract term. In some contracts, customers have a contractual right to terminate, for reasons other than a breach, in exchange for a termination fee. Our customers typically contract for hospitality services under contracts with terms that most often range from several months to twelve years. The contracts expire throughout the year, and for many of the near-term expirations, we are in the process of negotiating extensions or new commitments. We cannot assure that we can renew existing contracts or obtain new business on the same or better terms, if at all.

Long-Term Take-or-Pay Contracts. Over the term of a take-or-pay contract, the customer commits to either a minimum number of rooms over a specified period or an aggregate number of room nights over the period, generally for terms greater than 12 months. During the year ended December 31, 2022, we billed approximately 2.5 million room nights under our long-term take-or-pay contracts, which included 0.6 million room nights in excess of the take-or-pay minimums. For the year ended December 31, 2023, we have commitments for 1.2 million room nights under our long-term take-or-pay contracts.

Short-Term Take-or-Pay Contracts. Customers may contract with us on a take-or-pay basis for less than 12 months, particularly for turnaround projects. Similar to long-term take-or-pay contracts, the customer commits to either a minimum number of rooms over a specified period or an aggregate number of room nights over the period. During the year ended December 31, 2022, we billed approximately 0.9 million room nights under our short-term take-or-pay contracts. For the year ended December 31, 2023, we have commitments for 0.2 million room nights under our short-term take-or-pay contracts.

Exclusivity Contracts. Over the term of an exclusivity contract, rather than receiving a minimum room commitment, we are the exclusive hospitality service provider for the customer's employees working on a specific project or projects. During the year ended December 31, 2022, we billed approximately 1.2 million room nights under our exclusivity contracts.

Casual / Walk-ins. Customers without long-term committed contracts may utilize lodge/village rooms via short-term bookings at lodge/village casual or agreed rates. During the year ended December 31, 2022, we billed approximately 0.2 million room nights to casual or walk-in customers.

Our Integrated Services Contracts

During the year ended December 31, 2022, revenues from our customer-owned locations represented 21% of our consolidated revenues. Our contract terms generally provide for a per guest per day rate for hospitality services, including meals and housekeeping. Similar to our owned lodge and villages contracts, in most multi-year contracts, our rates typically have annual escalation provisions to cover expected increases in labor and consumables costs over the contract term. Our customers typically contract for hospitality services under exclusivity contracts with terms that most often range from several months to five years. During the year ended December 31, 2022, we billed approximately 2.3 million room nights under our integrated services exclusivity contracts.

Seasonality of Operations

Our operations are directly affected by seasonal weather. A portion of our Canadian operations is conducted during the winter months when the winter freeze in remote regions is required for customers’ activity to occur. The spring thaw in these frontier regions restricts operations in the second quarter and adversely affects our customers' operations and our ability to provide services. Customers’ maintenance activities in the oil sands region, such as shutdown and turnaround activity, are typically performed in the second and third quarters annually. Our Canadian operations have also been impacted by forest fires and flooding in the past five years. During the Australian rainy season between November and April, our operations in Queensland and the northern parts of Western Australia can be affected by cyclones, monsoons and resultant flooding. In the U.S., winter weather in the first quarter and the resulting spring break up in the second quarter have historically negatively impacted our Bakken operations.

Human Capital Resources

We believe that our employees are one of our greatest resources. As of December 31, 2022, we had approximately 1,400 full-time employees and approximately 1,400 hourly employees on a consolidated basis, 59% of whom are located in Canada, 39% of whom are located in Australia and 2% of whom are located in the U.S.  We were party to collective bargaining agreements covering 1,123 employees located in Canada and 768 employees located in Australia as of December 31, 2022.

As a company, we recognize the importance of a diverse workforce represented by people from different backgrounds, experiences and ways of looking at the world. We endeavor to hire Indigenous Peoples and expand our Indigenous workforce, excluding corporate staff, to 10% in Canada. In 2022, we reached 7% Indigenous employment, excluding corporate staff, in Canada despite challenging market conditions that resulted in reduced hiring across the region. Approximately 6% of our total new hires in Canada were of Indigenous background during 2022.

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

Civeo is committed to operating in a safe, secure and responsible manner for the benefit of its employees, customers and the communities Civeo serves in Canada, Australia and the U.S. Because we are committed to protecting the health and safety of our people, we operate in accordance with rigorous standards documented in our Making Zero Count initiative, which recognizes the importance of zero harm, while focusing on the process to achieve excellent performance. We continue to monitor the COVID-19 pandemic to help ensure the health and well-being of our employees, guests and contractors. Most of our previously implemented measures have been revised to reflect improved conditions, and are currently being integrated into a more comprehensive communicable illness plan. Our safety culture is driven by our leaders, in conjunction with active employee engagement.

At Civeo, we believe that investing in our people is an investment in our own success. Our commitment to training and career development enables employees to grow and advance in their careers while supporting our industry-leadership position. Committed to the continuous improvement of our team, we provide training in the technical and managerial skills needed for employees' current and future roles, with a specific focus on safety, customer service and leadership development. Our learning and development program includes a mix of e-learning modules, face-to-face training and nationally certified programs as well as licensing training offered by external providers.

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

Canadian Environmental Regulations

In Canada, the federal and provincial governments both have jurisdiction to regulate environmental matters. The provincial governments may also devolve jurisdiction over environmental matters to local governments. Our activities, or those of our customers, may be subject to environmental regulations imposed by these three levels of government. The following addresses updates to Canadian federal and provincial environmental regulations in 2022 that may affect us or our customers.

Air Quality Management

The Government of Canada (Canada), the Government of Alberta (Alberta), and the Government of British Columbia (British Columbia) each have frameworks for air quality management that may affect us and our customers.

At the federal level, the Reduction in the Release of Volatile Organic Compounds Regulations (Petroleum Sector) were published in 2020. Certain leak detection and repair provisions of that regulation took effect beginning in 2021 and the regulation sets additional monitoring and requirements for operators beginning in 2022 and 2023. These regulations will require the implementation of comprehensive leak detection and repair (LDAR) programs as well as design and operating standards that prevent leaks at Canadian petroleum refineries, upgraders and certain petrochemical facilities and may affect our customers’ operations.

In addition to federal requirements, emissions from facilities in Alberta are subject to provincial regulation. The Alberta Energy Regulator (AER), which is responsible for regulating upstream oil and gas activity in Alberta, oversees compliance with Directive 60: Upstream Petroleum Industry Flaring, Incinerating, and Venting (Directive 60). This Directive applies to all upstream petroleum industry wells, facilities and pipelines as well as all oil sands schemes and operations with the exception of oil sands mining. Directive 60 requires operators to eliminate or reduce flaring associated with a wide variety of energy development activities and operations. In December 2018, the AER finalized amendments to its Directive 60 and Directive 017: Measurement Requirements for Oil and Gas Operations (Directive 17) as part of its role in implementing commitments from the Alberta government to reduce methane emissions from upstream oil and gas operations by 45% by 2025. These requirements, among other things, set limits on methane emissions from various facilities and require annual reporting of such emissions to the AER. The methane reduction requirements in Directive 60 took effect in 2020, additional vent gas limits took effect on January 1, 2022 and additional vent gas limits took effect on January 1, 2023. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

Similarly, emissions from facilities in British Columbia are also subject to provincial regulation. The British Columbia Oil and Gas Commission (BCOGC) is responsible for regulating oil and gas activity in British Columbia. BCOGC oversees compliance with the Drilling and Production Regulation, which is one of British Columbia's primary regulatory instruments governing all aspects of oil and natural gas drilling and production. Effective January 1, 2020, that regulation was amended to require operators to eliminate or reduce natural gas leaking or venting associated with a wide variety of equipment and activities in energy development. Under this regulation, new requirements are imposed for facilities detecting leaks and inspecting seals as well as restrictions or prohibitions on the types of equipment used for energy development. Some of these requirements took effect in 2022 and further requirements took effect on January 1, 2023. In addition, the BCOGC completed consultation in 2022 on proposed amendments to the Drilling and Production Regulation to maintain equivalency with federal requirements. Those amendments are expected to be finalized in 2023. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

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

The Government of Alberta, supported by the governments of Ontario and Saskatchewan, has challenged the constitutionality of the Impact Assessment Act. In May of 2022, the Alberta Court of Appeal released its opinion on that challenge (Opinion), with a majority concluding that the Impact Assessment Act is beyond the constitutional authority of the federal government on the basis that it encroaches too far into areas of exclusive provincial authority. The opinion is not binding and does not invalidate the Impact Assessment Act. The federal government has appealed the ruling to the Supreme Court of Canada. A decision on that appeal is expected in mid-late 2023. As a result, there is significant uncertainty about the future application of Canada's federal environmental assessment legislation to our customers.

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

In March 2016, Canada and the Government of the U.S. jointly announced their intention to take action to reduce methane emissions from the oil and gas sector in an effort to meet their respective INDCs pursuant to the Paris Agreement. For its part, Canada announced its intention to reduce methane emissions from the oil and gas sector by 40-45 percent below 2012 levels by 2025. In 2018, the government introduced the Regulations Respecting Reduction in the Release of Methane and Certain Volatile Organic Compounds (Upstream Oil and Gas Sector) (Federal Methane Regulations) to implement its methane commitment. The Federal Methane Regulations impose various quantity-based limits on the venting of natural gas (or in the case of well completions involving hydraulic fracturing, a ban on such venting) and include associated conservation, measurement, inspection and corrective action requirements. Certain requirements of the Federal Methane Regulations came into effect January 1, 2020, and other emissions limits are now in place for certain equipment installed on or after January 1, 2023. Further, in March 2022, the federal government began consultation on a proposed strategy to expand coverage and increase stringency of methane reduction obligations in the oil and gas sector specifically, and is expected to issue draft regulations in 2023. These requirements may result in additional costs or liabilities for our customers’ operations.

In 2018, the federal government enacted the Greenhouse Gas Pollution Pricing Act (GGPPA), which came into force on January 1, 2019. This regime has two parts: an output-based pricing system for large industry and a regulatory fuel charge. This system serves as a "backstop" and applies in provinces and territories that request it and in those that do not have their own emissions pricing systems in place that meet the federal standards. This ensures that there is a uniform price on emissions across the country. The backstop price under the GGPPA increased to $50 per tonne of CO2e in 2022. As of January 1, 2023, the backstop price is $65 per tonne of CO2e. The current government plan is to continue increasing that price by $15 per year until it reaches $170/tonne of CO2e in 2030.

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

At the 26th Conference of the Parties to the UNFCCC (COP 26), held in Glasgow between October 31 and November 13, 2021, Canada presented a strengthened climate plan and committed to an enhanced emissions reduction target of between 40 and 45 percent below 2005 levels by 2030. Following a 2021 federal election, the Government of Canada delivered a new Throne Speech in November 2021 which reiterated its intent to take action that would "go further, faster" to fight climate change. Among other things, the federal government pledged to cap and cut oil and gas sector emissions while accelerating on the path to 100 percent net zero electricity. In July 2022, the federal government published a discussion paper on options to “cap and cut oil and gas sector greenhouse gas emissions” to achieve its emissions targets and solicited feedback on different regulatory options. It is expected to publish draft regulations to implement the emissions cap in 2023. These requirements, if implemented, may result in additional costs or liabilities for our customers’ operations.

In July 2022, Canada finalized Clean Fuel Regulations (CFR), which form part of its plan to reduce emissions, accelerate the use of clean technologies and fuels, and create good jobs in a diversified economy. The CFR requires liquid fuel suppliers to gradually reduce the carbon intensity of the fuels they produce and sell for use in Canada over time. Compliance with this new regulation is expected to increase the price of liquid fuels which, in turn, could increase operating costs for our customers while potentially lowering demand for some of their products.

In Alberta, GHGs are regulated pursuant to the Emissions Management and Climate Resilience Act and the Technology Innovation and Emissions Reduction Regulation (TIER Regulation). In December 2019, the TIER Regulation was deemed equivalent to the backstop prescribed by the federal GGPPA, meaning that facilities within Alberta subject to the TIER Regulation are not subject to the full costs of complying with the GGPPA. The TIER Regulation generally applies to Alberta-based facilities that emit over 100,000 tonnes of CO2e per year. Under the TIER Regulation, emissions from each facility are compared to either an industry-wide benchmark or a facility-specific benchmark which effectively permits facilities to emit GHGs up to a certain amount without being subject to the provincial carbon price. Those benchmarks “tighten” resulting in more onerous compliance costs, every year. Facilities with emissions that exceed the industry-wide benchmark or facility-specific benchmark, as applicable, must rely on one or more of the compliance options established by the TIER Regulation, such as purchase credits or offsets for each tonne of CO2e in excess of their limits. The Alberta government issues an order every year setting the price to acquire credits, which effectively dictates compliance costs. In December 2022, the Alberta government announced changes to the administration of the TIER Regulation, including planned increases to the carbon price and increases to annual benchmark tightening rates. These changes were announced in order to ensure that the TIER Regulation maintains equivalency with the framework established by GGPPA. Planned increases to the cost of TIER Regulation credits and annual benchmark tightening rates may result in additional costs or liabilities for our customers’ operations. In addition, similar increases in stringency of provincial GHG regulatory frameworks within British Columbia and Saskatchewan may result in additional costs or liabilities for our customers’ operations.

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

Woodland caribou habitat covers large portions of several Canadian provinces including British Columbia, Alberta, and Saskatchewan. Many of our customers have existing or proposed developments in or near woodland caribou habitat. Conservation measures imposed by the federal or provincial governments could affect the business of our customers with operations near caribou habitat.

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

The AB LMF provided Government of Alberta policy direction on managing energy sector closure requirements. The AER implements and administers that policy through directives. In April 2021, the AER made changes to Directive 67: Eligibility Requirements for Acquiring and Holding Energy Licenses and Approvals (Directive 67) in order to increase scrutiny the AER applies to ensure that authorization for oil and gas development is only granted to responsible parties. Those changes include additional requirements for industry to provide updated financial information when making certain applications to the AER and throughout the energy development lifecycle. As a result of the changes to Directive 67, the AER may revoke or restrict a company's eligibility to hold AER licenses if the AER determines that the licensee poses an "unreasonable risk", taking into account a broad range of financial and operational considerations.

In December 2021, the AER published a new Directive 88: Licensee Life-Cycle Management (Directive 88) and supporting guidance information to further support implementing the AB LMF. Among other things, Directive 88 establishes the AER's authority to conduct a holistic licensee assessment to inform regulatory decisions about a given licensee, including by conducting a "Licensee Capability Assessment." Directive 88 also establishes the Licensee Management Program contemplated in the AB LMF which enables the AER to proactively monitor licensees to identify those at risk of not meeting their regulatory obligations and to use appropriate regulatory tools to address that risk. Finally, Directive 88 establishes the Inventory Reduction Program and allows the AER to set licensee-specific and industry-wide closure targets.

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

In October 2020, the findings of an independent review recommended reforms of the EPBC Act including (but not limited to) introduction of legally binding ‘National Environmental Standards’ and a ‘climate change’ referral trigger, stronger compliance and enforcement powers and proposals for new bilateral agreements with the States and Territories to streamline the EPBC Act approval process. Bills to effect many of the recommended reforms are currently before Parliament. Notably, the recommended climate change referral trigger will ensure Australia fulfills its obligations under the Paris Agreement by triggering EIA of emissions-intensive activities. It will also introduce criminal penalties for offenses relating to emissions-intensive actions.

In December 2022 the federal government announced further major reforms to the EPBC Act (in response to the October 2020 review and with similar proposed reforms) and foreshadowed that a draft bill will be released mid 2023. If any of these bills are assented to, our obligations under and compliance with the EPBC Act ought to be reviewed. However, its implications for our Australian operations are not anticipated to be significant.

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

Many of our U.S. properties and operations require permits for discharges of wastewater and/or storm water, and we have developed a system for securing and maintaining these permits. In April 2020, a Montana federal judge vacated the U.S. Army Corps of Engineers (Corps) Nationwide Permit (NWP) 12 and enjoined the Corps from authorizing any dredge or fill activities under NWP 12 until the agency completed formal consultation with U.S. Fish and Wildlife Service (USFWS) under Endangered Species Act (ESA) regarding NWP 12 generally. The court later revised its order to vacate NWP 12 only as it relates to the construction of new oil and gas pipelines, and that order was partially vacated by the Ninth Circuit Court of Appeals as moot based on the Corps’ re-issuance of NWPs in 2021. In re-issuing NWP-12 in 2021, the Corps again elected not to consult with USFWS. Environmental groups have already challenged the re-issued NWP-12 in federal court. On March 28, 2022, the Corps published notice that it is undertaking formal review of NWP-12. The public comment period ended on May 27, 2022. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1999, as amended, require the development and implementation of spill prevention and response plans and impose liability for the remedial costs and associated damages arising out of any unauthorized discharges.

GHG Emissions

The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including, offshore and onshore oil and natural gas production facilities, on an annual basis. In October 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting requirements. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. In addition, in June 2016 the EPA published new regulations to further restrict GHG emissions, such as new standards for methane and volatile organic compound (VOC) emissions from new and modified oil and gas sources. On September 11, 2018, the EPA proposed targeted improvements to the rule, including amendments to the rule’s fugitive emissions monitoring requirements, which were finalized in August 2020. Separately, in 2020, the EPA rescinded methane and volatile organic compound emissions standards for new and modified oil and gas transmission and storage infrastructure, as well as methane limits for new and modified oil and gas production and processing equipment. The EPA also relaxed requirements for oil and gas operators to monitor emissions leaks. In November 2021, the EPA proposed New Source Performance Standards (NSPS) updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry. In December 2022, the EPA issued a supplemental proposal to update, strengthen, and expand the November 2021 proposed standards and further reduce methane and volatile organic compound emissions from oil and natural gas facilities. The public comment period on the proposed rule ended on January 5, 2023.

Additionally, in November 2016, the Bureau of Land Management (BLM) issued new regulations to reduce “waste” of natural gas, of which methane is a primary constituent, from venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian lands. In 2018, the BLM announced a revised rule which scaled back the waste-prevention requirements of the 2016 rule. This revised rule was vacated by a California federal district court in 2020, a decision which BLM has appealed to the Ninth Circuit Court of Appeals. Furthermore, separately, in October 2020, the federal district court of Wyoming vacated the original 2016 rule, a decision which BLM has appealed to the Tenth Circuit Court of Appeals. In November 2022, the BLM proposed a new iteration of the regulations. The public comment period on the proposed rule ended on January 30, 2023. Litigation is ongoing and future implementation of the BLM rules, and the Biden Administration’s reaction, is uncertain at this time.

In October 2015, the EPA finalized the Clean Power Plan (CPP), which imposes additional obligations on the power generation sector to reduce GHG emissions. In August 2019, the EPA finalized the repeal of the 2015 regulations and replaced them with the Affordable Clean Energy rule (ACE), which designates heat rate improvement, or efficiency improvement, as the best system of emissions reduction for carbon dioxide from existing coal-fired electric utility generating units. In 2021, the U.S. Court of Appeals for the District of Columbia struck down the ACE rule but did not reinstate the former CPP regulation. In June 2022, the Supreme Court struck down the CPP, holding that Congress did not grant EPA the authority to devise emissions caps based on the generation-shifting approach the EPA took in the CPP. While our operations are not directly affected by these actions, their impact on our oil and natural gas exploration and production customers could result in a decreased demand for the services that we provide.

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
In the U.S., the EPA already regulates certain hydraulic fracturing operations involving diesel under the Underground Injection Control program of the federal Safe Drinking Water Act. Additionally, in 2016, the federal Bureau of Land Management (BLM) under the Obama Administration published a final rule imposing more stringent standards on hydraulic fracturing activities on federal lands, including requirements for chemical disclosure, well bore integrity, and handling of flowback water. However, in late 2018, the BLM under the Trump Administration published a final rule rescinding the 2016 final rule. While the 2016 rule has been rescinded, new or more stringent regulations may be promulgated by the Biden administration. In January 2021, President Biden announced a moratorium on new oil and gas leasing on federal lands and offshore waters pending completion of a comprehensive review and reconsideration of Federal oil and gas permitting and leasing practices. In August 2022, a federal district judge in Louisiana permanently enjoined the moratorium in the 13 states that filed a lawsuit against the action.

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
◦The effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, have materially affected, and may materially affect, how we and our customers are operating our and their businesses.

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

•Legal and Regulatory Risks
◦We do business in Canada and Australia, whose political and regulatory environments and compliance regimes differ from those in the United States (U.S.)
◦We are subject to extensive and costly environmental laws and regulations.
◦We may be exposed to certain regulatory and financial risks related to climate change and other environmental, social and governance (ESG) related matters.

•Risks Related to Our Common Shares
◦The market price and trading volume of our common shares may be volatile.
◦Any repurchases of our common shares are within the discretion of our Board of Directors, and there is no guarantee that we will repurchase common shares in the future.
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

Risk Factors:

Risks Related to Our Macroeconomic Business Environment

Certain of our customers’ spending may be directly, and our business may be indirectly, affected by volatile or low oil, met coal, natural gas or iron ore prices or unsuccessful exploration results.

Demand for our services is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, natural resources companies. Our business typically supports customer projects that are capital intensive and require several years to generate first production, with production lasting for decades. The economic analyses conducted by our customers in Canadian oil sands, Australian mining and global liquefied natural gas (LNG) investment areas have historically assumed a relatively conservative longer-term price outlook for production from such projects to determine economic viability. The willingness of natural resources companies to explore, develop and produce depends largely upon the availability of attractive resource prospects and the prevailing view of future commodity prices, and expenditures by our natural resources customers generally lag changes in commodity prices by at least three to six months.

Prices for oil, met coal, LNG, iron ore and other natural resources are subject to large fluctuations in response to changes in global supply of and demand for these commodities. Global oil prices dropped to historically low levels in April 2020 due to severely reduced global oil demand, high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. While oil prices have recovered from the low levels observed during 2020, commodity prices continue to be volatile. Other factors beyond our control that affect commodity prices include:

•worldwide economic activity including growth in and demand for oil, coal and other natural resources, particularly from developing countries, such as China and India;
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

•global weather conditions, natural disasters, global health concerns, such as the COVID-19 pandemic, or any future disaster or pandemic, and geopolitical events such as the ongoing conflict between Russia and Ukraine;
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

As of February 24, 2023, the West Texas Intermediate (WTI) price was $76.32 and the Western Canadian Select (WCS) price was $60.10, resulting in a discount (WCS Differential) at which WCS trades relative to WTI of $16.22. Should the price of WTI decline or the WCS discount to WTI widen further, our oil sands customers may delay or eliminate additional investments, further reduce their spending in the oil sands region or curtail or shut-down additional existing operations.

The effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, have materially affected, and may materially affect, how we and our customers are operating our and their businesses.

Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, have adversely impacted and may continue to adversely impact, worldwide economic activity, including the operations of natural resources companies in Canada, Australia and the U.S. and the worldwide demand for oil and natural gas. Other effects of such public health crises, pandemics and epidemics include significant volatility and disruption of the global financial markets; continued volatility of commodity prices and related uncertainties around OPEC+ production; disruption of operations resulting from decreased customer demand and labor shortages; supply chain disruptions or equipment shortages; reduced capital spending by oil and gas companies; and employee impacts from illness, travel restrictions, including border closures, and other community response measures.

Such public health crises, pandemics and epidemics are continuously evolving and the extent to which our business operations and financial results continue to be affected depends on various factors beyond our control, such as the duration, severity and sustained geographic resurgence of the COVID-19 virus; the emergence, severity and spread of new variants of the virus; the impact and effectiveness of governmental actions to contain and treat such outbreaks, including government policies and restrictions; vaccine hesitancy, vaccine mandates, and voluntary or mandatory quarantines; and the global response surrounding such uncertainties.

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

Our success depends on our ability to retain our current customers, renew or replace our existing customer contracts and obtain new business. Our ability to do so generally depends on a variety of factors, including overall customer expenditure levels and the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We cannot assure that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing, or at all, or that our current customers will not turn to competitors, cease operations, elect to (1) utilize their own, on-site accommodations or (2) terminate contracts with us.

Our business is contract intensive and we are party to many contracts with customers. Due to the volatile nature of commodity prices, our customers may not renew contracts on terms favorable to us or, in some cases, at all, and we may have difficulty obtaining new business. Several contracts have clauses that allow termination upon the payment of a termination fee. As a result, our customers may choose to terminate their contracts. The likelihood that a customer may seek to terminate a contract is increased during periods of market volatility like those we are currently experiencing. Additionally, our exclusivity contracts do not include minimum room commitments, so we receive payment only if the customer utilizes our services. Finally, while we periodically review our compliance with contract terms and provisions, if customers were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests, including customers withholding payments or modification of payment terms, could negatively affect sales and operating results.

We have agreed to not renew an expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which currently expires in June 2023, to support our customer’s intent to mine the land where the lodge is currently located. In addition, our hospitality services contract at McClelland Lake Lodge expires in June 2023. Failure to secure a replacement contract for our McClelland Lake Lodge will impact our business and results of operations in the second half of 2023. Revenues associated with the 2022 room commitments at our McClelland Lake Lodge were approximately C$60 million.

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

Because of the concentration of our business in three relatively small geographic areas: the oil sands region of Alberta, Canada, the coal producing, Bowen Basin region of Queensland, Australia and the iron ore producing, Pilbarra region of Western Australia, we have increased exposure to political, regulatory, environmental, labor, climate or natural disasters such as forest fires or flooding, events or developments that could disproportionately impact our operations and financial results. For example, in 2011 and 2017, cyclones and resulting flooding threatened our villages in Australia. Similarly, in 2011 and 2016, forest fires in northern Alberta impacted areas near our Canadian oil sands lodges. Moreover, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. Many of the areas in which we operate are very remote with limited local supplies, including availability of water, electricity or natural gas necessary to operate our business, and any significant adverse events such as those discussed above could impact our ability to obtain good or services and personnel.

In addition, a limited number of potential customers operate in the areas in which our business is located, and occupancy at each of our lodges may be constrained by the radius which potential customers are willing to transport their workers. Our geographic concentration could limit the number of customers seeking our services, and as to any single lodge or village, we may have few potential customers. Therefore, we are subject to volatility in occupancy in any location based on the capital spending plans of a limited number of customers, based on their changing decisions as to whether to outsource or use their own company-owned accommodations and whether other potential customers move into that lodge’s radius.

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

The demand for and/or pricing of rooms and accommodation services is subject to the overall availability of rooms in a region. If demand for our assets were to decrease, or to the extent that we and our competitors have capacity in excess of current demand, we may encounter decreased pricing for, or utilization of, our assets and services, which could adversely impact our operations and profits. For example, we experienced a decrease in customer demand in 2020 for accommodations in the Canadian oil sands and our U.S. business as a result of the economic disruption caused by COVID-19, and experienced a corresponding decrease in our occupancy and profitability. Although customer production activity and resulting demand for our accommodations approached pre-pandemic levels in 2022, volatility in commodity price levels, the ongoing impact of COVID-19 or other global health crises, inflationary pressures, actions taken by OPEC+ to adjust production levels, geopolitical events such as the ongoing Russia/Ukraine conflict, and regulatory implications on such prices, among other factors, could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets, which would cause a decrease in customer demand for our accommodations.

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

From time to time, we have experienced increases in our food costs. While we believe a portion of these increases were attributable to fuel prices, we believe the increases also resulted from rising global food demand, other general inflationary pressures and rising supply chain issues affecting supply of goods, which are exacerbated by the ongoing Russia/Ukraine conflict. In addition, food prices can fluctuate as a result of foreign exchange rates and temporary changes in supply, including as a result of incidences of wildfires or severe weather such as droughts, heavy rains and late freezes, or other climate effects. Climate and natural disaster events, such as forest fires or flooding, have the ability to impact local crop production, limiting supply and therefore having an upward pressure on food prices. For example, large swathes of farmland across the Australian states of New South Wales, Queensland and Victoria in 2022 were inundated with flood waters, damaging wheat and other crops including fruit and vegetables.

A shortage of skilled labor could also result in higher wages due to more expensive temporary hire labor resources that would increase our labor costs, which could negatively affect our profitability. Since the COVID-19 pandemic began, we have been impacted by increased staff costs as a result of hospitality labor shortages in Australia. This has been exacerbated by low levels of immigration into Australia and, specifically, an acute shortage of skilled labor. The reduced levels of immigration and shortage of skilled labor has subsequently led to an increased reliance on more expensive temporary labor hire resources and has negatively affected our profitability. Additionally, an increased proportion of temporary labor hire resources has the effect of driving up costs due to a lack of efficiency. The nature of temporary labor hire resource positions are short term, with key skills unable to be retained in our lodges and villages due to higher staff turnover.

While our multi-year contracts often provide for annual escalation in our room rates for food, labor and utility inflation, we may be unable to fully recover costs, or the recovery may be delayed, and such increases would negatively impact our profitability on contracts that do not contain such inflation protections.

Employee and customer labor problems could adversely affect us.

Our business is labor intensive requiring a significant number of employees to perform housekeeping, janitorial and food service functions at our locations or locations that we manage. As our operations grow or our occupancy increases, we require additional staff to take care of our guests at a standard we deem appropriate and to operate safely. If we are unable to hire a sufficient labor force, we could be required to increase wages or use temporary labor at a higher cost and reduced efficiency. In 2022, we experienced, and expect to continue to experience, a shortage of labor for certain functions, inflationary pressures on wages, and an increasingly competitive labor market. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including geopolitical events such as the continuing effect of the COVID-19 pandemic or the ongoing Russia/Ukraine conflict, availability of qualified persons in the markets where we and our contracted service providers operate, inflation and unemployment levels within these markets and our reputation within the labor market. Inefficient operations or further increased labor costs resulting from these labor market challenges could negatively impact our profitability and could damage our reputation with our customers.
Additionally, as of December 31, 2022, we were party to collective bargaining agreements covering 1,123 employees in Canada and 768 employees in Australia. Efforts have been made from time to time to unionize other portions of our workforce. In addition, our facilities serving oil sands development work in Northern Alberta, Canada and mining operations in Australia house both union and non-union customer employees. We have not experienced strikes, work stoppages or other slowdowns in the past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations or adversely impact our reputation, which could adversely affect our business and results of operations. Additional unionization efforts and new collective bargaining agreements also could materially increase our costs or limit our flexibility. Collective bargaining agreements in our Canadian operations have individual expiration dates, but in no case extend beyond 2026. Enterprise bargaining agreements in our Australian operations cover certain employees working at our villages in Queensland, New South Wales, Western Australia and South Australia, as well as certain employees working at our integrated services customer owned sites in Western Australia. These agreements either have individual expiration dates or continue until either party seeks to have such agreement cancelled, but in no case extend beyond 2024.

A failure to maintain food safety or comply with government regulations related to food and beverages or serving alcoholic beverages may subject us to liability.

Claims of illness or injury relating to food quality or food handling are common in the food service industry, and a number of these claims may exist at any given time. Because food safety issues could be experienced at the source or by food suppliers or distributors, food safety could, in part, be out of our control. Regardless of the source or cause, any report of food-borne illness or other food safety issues such as food tampering or contamination at one of our locations could adversely impact our reputation, hindering our ability to renew contracts on favorable terms or to obtain new business, and have a negative impact on our revenue. Future food product recalls and health concerns associated with food contamination may also increase our raw materials costs and, from time to time, disrupt our business.

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

We serve alcoholic beverages at some of our facilities, and must comply with applicable licensing laws, as well as local service laws. These laws generally prohibit serving alcoholic beverages to certain persons such as a patron who is intoxicated or a minor. If we violate these laws, we may be liable to the patron and/or to third parties for the acts of the patron. We cannot guarantee that certain patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the jurisdictions in which we serve alcoholic beverages. If we are unable to maintain food safety or comply with government regulations related to food, beverages or alcoholic beverages, the effect could be materially adverse to our business and results of operations.

The majority of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease or obtain permits necessary to operate on such leased land, we could be materially and adversely affected.

The majority of our major Canadian lodges are located on land subject to provincial leases. Accordingly, while we own the accommodations assets, we only own a leasehold in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, our leases generally have an initial term of ten years and will expire between 2023 and 2030 unless extended. Unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site at our own cost, which could be material.

We have agreed to not renew an expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which currently expires in June 2023, to support our customer’s intent to mine the land where the lodge is currently located. As of December 31, 2022, we had an asset retirement obligation (ARO) liability related to the McClelland Lake Lodge on our balance sheet of $4.1 million. Consistent with U.S. generally accepted accounting principles, this liability is the estimated present value of the amount of required asset removal and site remediation costs related to the retirement of assets at this location in 2023.

As of December 31, 2022, we had other ARO liabilities on our balance sheet of $14.0 million. Should the remediation requirement be accelerated, our near term cash obligation could be significantly larger than the liability currently on our balance sheet and could negatively impact our cash flows and liquidity.

Also, in certain areas in which we operate, we are required to seek permits from local government agencies in order to build a new lodge or operate an existing lodge on leased land. A proposed regulation in the Regional Municipality of Wood Buffalo, Alberta, where we have eight facilities, would require us to seek renewal of such permits every four years; however, this proposal was abandoned in late 2019, and no update has been provided. We can provide no assurances that we will be able to renew our leases or permits upon expiration on similar terms, or at all. If we are unable to renew our leases or permits on similar terms, it may have an adverse effect on our business and results of operations.

We are susceptible to seasonal earnings volatility due to adverse weather conditions in our regions of operations.

Our operations are directly affected by seasonal differences in weather in the areas in which we operate. A portion of our Canadian operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and our ability to provide services in the second quarter. During the Australian rainy season, generally between the months of November and April, our operations in Queensland and the northern parts of Western Australia can be affected by cyclones, monsoons and resultant flooding. Additionally, the areas in which we operate are susceptible to wildfires. Finally, global climate change may result in certain of these adverse weather conditions occurring more frequently or with greater intensity. If any of these conditions occur, our operations could be interrupted and our earnings may be adversely impacted.

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

We specialize in providing hospitality services for workforces in remote areas which often lack the infrastructure typically available in nearby towns and cities. If permanent towns, cities and municipal infrastructure develop, grow or otherwise become available in the oil sands region of northern Alberta, Canada, the west coast of British Columbia or regions of Australia where we operate, then demand for our hospitality services could decrease as customer employees move to the region and choose to utilize permanent housing and food service.

We may be subject to risks associated with the transportation, installation and demobilization of mobile accommodations.

In connection with our Canadian business, we currently have several contracts to transport and install modular, skid-mounted accommodations and central facilities that can be quickly configured to serve a multitude of short to medium-term accommodation needs. In connection with the transportation and installation of these facilities, we may be exposed to various risks, including:

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

We face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable or hold them for ransom; threats to the safety of our employees; threats to the security of our facilities and infrastructure or third-party facilities and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, including cybersecurity insurance, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, competitive position, financial position, results of operations or cash flows. In addition, such events could result in litigation, regulatory action and potential liability, including liability under laws that protect the privacy of personal information, as well as the costs and operational consequences of implementing further data protection measures.

Cybersecurity attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, ransomware attacks and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of or denial of access to confidential or otherwise protected information and corruption of data. We have experienced, and expect to continue to confront, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information technology systems and networks. While we have not experienced a material incident in the last three years, a material cyber-incident could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

As of December 31, 2022, we had approximately $29.5 million outstanding under the term loan portion of our Syndicated Facility Agreement (Credit Agreement), $102.5 million outstanding under the revolving portion of the Credit Agreement, $1.4 million of outstanding letters of credit and capacity to borrow an additional $96.1 million under the revolving portion of the Credit Agreement. If market or other economic conditions remain depressed or further deteriorate, our borrowing capacity may be reduced.

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

Our reporting currency is the U.S. dollar, and we are exposed to currency exchange risk primarily between the U.S. dollar and the Canadian and Australian dollars. For the year ended December 31, 2022, 97% of our revenues originated from subsidiaries outside of the U.S. and were denominated in either the Canadian dollar or the Australian dollar. As a result, a material decrease in the value of these currencies relative to the U.S. dollar has had, and may have in the future, a negative impact on our reported revenues, net income, financial condition and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition and results of operations. We may attempt to limit the risks of currency fluctuation where possible by entering into financial instruments to protect against foreign currency exposure, but, to date, we have not entered into any foreign currency financial instruments. Our efforts to limit exchange risks may be unsuccessful, thereby exposing us to foreign currency fluctuations that could cause our results of operations, financial condition and cash flows to deteriorate.

The cyclical nature of our business and a severe prolonged downturn has, and could in the future, negatively affect the value of our long-lived assets and our goodwill.

We recorded impairments of our long-lived assets of $5.7 million, $7.9 million and $50.5 million in 2022, 2021 and 2020, respectively. We also recorded goodwill impairments of $93.6 million in 2020. As of December 31, 2022, goodwill at our Australian reporting unit represented 1% of total assets, or $7.7 million.

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

We do business in Canada and Australia, whose political and regulatory environments and compliance regimes differ from those in the U.S.

A significant portion of our revenue is attributable to operations in Canada and Australia. These activities accounted for 97% of our consolidated revenue in the year ended December 31, 2022. Risks associated with our operations in Canada and Australia include, but are not limited to, (1) different taxing regimes; (2) changing political conditions at the federal, provincial or state level; (3) changing international and U.S. monetary policies; and (4) regional economic downturns.

The regulatory regimes in these countries are substantially different than those in the U.S., and may be unfamiliar to U.S. investors. Violations of non-U.S. laws could result in monetary and criminal penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

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

Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. The implementation of new laws and regulations could result in materially increased costs, stricter standards and enforcement, increased reporting obligations, larger fines and liability and increased capital expenditures and operating costs, particularly for our customers, and could have an adverse effect on our business or demand for our services. See Item 1. “Business - Government Regulation” of this annual report for a more detailed description of our risks associated with environmental laws and regulations. It should also be noted that scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.

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

We may be exposed to certain regulatory and financial risks related to climate change and other ESG-related matters.

Climate change and other ESG-related matters are receiving increasing attention from the media, scientists and legislators alike which has resulted in legislative, regulatory and other initiatives, including international agreements, to reduce greenhouse gas emissions, such as carbon dioxide and methane, and proposed regulations to increase climate change reporting obligations. Significant focus is being made on companies that are active producers of fossil fuels, or companies which serve such producers.

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

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, members of the investment community are increasing their focus on ESG practices and disclosures by public companies. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices. If our ESG disclosures and practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, it could have a material adverse effect on our business or demand for our services. Additionally, members of the investment community may screen companies such as ours for ESG disclosures and performance before investing in our common shares.

See Item 1. “Business - Government Regulation” of this annual report for a more detailed description of our climate-change related risks.

Risks Related to Our Common Shares

The market price and trading volume of our common shares may be volatile.

The market price of our common shares has historically experienced and may continue to experience volatility. For example, during 2022, the market price of our common shares ranged from a low of $18.90 per share to a high of $32.06 per share. The market price of our common shares may be influenced by many factors, some of which are beyond our control, including those described above and the following:

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
•geopolitical events or terrorist acts;
•trading volume of our common shares;
•the majority of our common shares being held by a few shareholders;
•future sales of our common shares or other securities by us, members of our management team or our existing shareholders; and
•investor perceptions of the investment opportunity associated with our industry or common shares relative to other investment alternatives.

These broad market and industry factors may materially reduce the market price of our common shares, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common shares is low. Since the twelve-to-one reverse share split of our common shares on November 19, 2020 through February 24, 2023, our average daily trading volume on the NYSE has been approximately 36,400 shares.

In addition, in recent years the stock market has experienced substantial price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons potentially unrelated to their operating performance. For example, our share price may experience substantial volatility due to uncertainty regarding commodity prices. These market fluctuations, regardless of the cause, may materially and adversely affect our share price, regardless of our operating results. Price volatility may cause the average price at which we repurchase our common shares (see Note 17 – Common Share Repurchases for a discussion of repurchases of our common shares) in a given period to exceed the share price at a given point in time. In addition, stock market volatility may impact our ability to access the capital markets in the future on acceptable terms or at all. Furthermore, the trading market for our common shares is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Any repurchases of our common shares are within the discretion of our Board of Directors, and there is no guarantee that we will repurchase common shares in the future.

The amount and timing of all future purchases of common shares pursuant to our share repurchase program, if any, are subject to the discretion of the Board of Directors and will depend upon business conditions, results of operations, financial condition and other factors. Our Board of Directors may, without advance notice, suspend or terminate our share repurchase program. There can be no assurance that we will make repurchases of our common shares in the future. The existence of our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic growth projects. In addition, any elimination of, or downward revision in, our share repurchase program could have an adverse effect on the market price of our common shares. While the U.S. has imposed an excise tax on U.S. domestic corporations repurchasing stock, our share repurchase program is not currently subject to this tax. A similar tax has been proposed in Canada, which if enacted, would apply to us and may impact the tax efficiency of our share repurchase program.
We are governed by the corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware, U.S.

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

Although we believe that we are treated as a foreign corporation for U.S. federal income tax purposes, changes to Section 7874 of the Internal Revenue Code or the U.S. Treasury regulations promulgated thereunder or official interpretations thereof, could adversely affect Civeo’s status as a foreign corporation for U.S. federal income tax purposes. For example, members of Congress from time to time have proposed changes to the Internal Revenue Code, and the U.S. Treasury has taken and may continue to take regulatory action, in connection with inversion transactions. The timing and substance of any such change in law or regulatory action is uncertain. Any such change of law or regulatory action could adversely impact the treatment of Civeo as a foreign corporation for U.S. federal income tax purposes and could adversely impact its tax position and financial position and results in a material manner. The precise scope and application of any legislative or regulatory proposals will not be clear until they are actually issued, and, accordingly, until such legislation or regulations are issued and fully understood, we cannot be certain as to their potential impact. Any such changes could apply retroactively to a date prior to the date of our redomestication from Delaware to British Columbia, Canada in 2015. If Civeo were to be treated as a U.S. corporation for U.S. federal income tax purposes, it could be subject to substantially greater U.S. federal income tax liability.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

The following table presents information about our principal properties and facilities as of December 31, 2022. Except as indicated, we own all of the properties or facilities listed below. Each of the properties is encumbered by our secured credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 11 – Debt to the notes to consolidated financial statements included in Item 8 of this annual report for additional information concerning our credit facilities. For a discussion about how each of our business segments utilizes its respective properties, see Item 1, “Business” of this annual report.

Location	Approximate Square Footage/Acreage	Description
Canada:
Fort McMurray, Alberta (leased land)	240 acres	Wapasu Creek Lodge
Fort McMurray, Alberta (leased land)	138 acres	Fort McMurray Village
Fort McMurray, Alberta (leased land)	135 acres	Conklin Lodge
Fort McMurray, Alberta (leased land)	128 acres	Beaver River and Athabasca Lodges
Fort McMurray, Alberta (leased land)	78 acres	McClelland Lake Lodge (1)
Kitimat, British Columbia	59 acres	Sitka Lodge
Fort McMurray, Alberta (leased land and lodges)	58 acres	Hudson and Borealis Lodges
Acheson, Alberta (lease)	40 acres	Office and warehouse
Fort McMurray, Alberta (leased land)	30 acres	Greywolf Lodge
Fort McMurray, Alberta (leased land)	18 acres	Anzac Lodge
Edmonton, Alberta (lease)	86,376 sq. feet	Office and commercial production kitchen
Calgary, Alberta (lease)	7,000 sq. feet	Office
Australia:
Coppabella, Queensland, Australia	192 acres	Coppabella Village
Narrabri, New South Wales, Australia	82 acres	Narrabri Village
Boggabri, New South Wales, Australia	52 acres	Boggabri Village
Dysart, Queensland, Australia	50 acres	Dysart Village
Middlemount, Queensland, Australia	37 acres	Middlemount Village
Karratha, Western Australia, Australia (owned and leased land)	34 acres	Karratha Village
Nebo, Queensland, Australia	26 acres	Nebo Village
Moranbah, Queensland, Australia	17 acres	Moranbah Village
Sydney, New South Wales, Australia (lease)	11,518 sq. feet	Office
Perth, Western Australia, Australia (lease)	6,921 sq. feet	Office
Brisbane, Queensland, Australia (lease)	5,543 sq. feet	Office
U.S.:
Houston, Texas (lease)	8,900 sq. feet	Principal executive offices
Sulphur, Louisiana	44 acres	Acadian Acres Lodge
Killdeer, North Dakota	39 acres	Killdeer Lodge
(1)This land lease expires in June 2023 and will not be renewed in order to support our customer’s intent to mine the land where the lodge is currently located.

We also own various undeveloped properties in British Columbia.

We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

Leased land for our lodge properties in Canada refers to land leased from the Alberta government. We also lease land for our Karratha Village from the state government in Australia. Generally, our leases have an initial term of ten years and are scheduled to expire between 2023 and 2030.

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

Holders of Record

As of February 24, 2023, there were 21 holders of record of Civeo common shares.

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

The preferred shares we issued in the Noralta Acquisition were entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind beginning June 30, 2018 through December 12, 2022, thereby increasing the liquidation preference to $10,982 per share as of December 12, 2022. We repurchased 40% of the outstanding preferred shares on October 30, 2022, which included accrued cash dividends for the month of October 2022 of under $0.1 million. On December 13, 2022, the holders of the preferred shares converted all outstanding preferred shares into approximately 1.5 million common shares. Following such conversion, no further dividends are required to be paid. For further information, see Note 16 - Preferred Shares to the notes to the consolidated financial statements included in Item 8 of this annual report.

Performance Graph

The share price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.
The following performance graph and chart compare the cumulative total return to holders of our common shares with the cumulative total returns of the Standard & Poor's 500 Stock Index, Philadelphia OSX and with that of our peer group, for the period from December 31, 2017 to December 31, 2022. The graph and chart show the value, at the dates indicated, of $100 invested at December 31, 2017 and assume the reinvestment of all dividends, as applicable.

Our peer group consists of the following:

Badger Daylighting Ltd.	Nine Energy Service, Inc.
Black Diamond Group Limited	North American Construction Group
Dexterra Group	Oil States International, Inc.
Enerflex Ltd.	Precision Drilling Corporation
Exterran Corporation	Select Energy Services Inc.
Forum Energy Technologies, Inc.	Target Hospitality Corp.
Matrix Service Company	Tetra Technologies, Inc.
McGrath RentCorp	Total Energy Services Inc.
Newpark Resources, Inc.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Civeo Corporation	$100.00	$52.38	$47.25	$42.43	$58.52	$94.93
S&P 500	$100.00	$95.62	$125.72	$148.85	$191.58	$156.89
PHLX Oil Service Sector	$100.00	$54.78	$54.48	$31.56	$38.10	$61.53
Current Peer Group	$100.00	$76.45	$89.83	$79.54	$107.71	$119.46

The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Registered Equity Securities by Registrant or its Affiliates in the Fourth Quarter

In August 2022, our Board of Directors authorized a new common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 685,614 common shares, over a twelve month period. We have not repurchased any shares under this repurchase program as of December 31, 2022.

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

This section of this annual report generally discusses key operating and financial data as of and for the years ended 2022 and 2021 and provides year-over-year comparisons for such periods. For a similar discussion and year-over-year comparisons to our 2020 results, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Description of the Business

We provide hospitality services to the natural resources industry in Canada, Australia and the United States (U.S.) We provide a full suite of services for our guests, including lodging, catering and food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support our day-to-day operations of these facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore producing regions, and our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. We operate in three principal reportable business segments – Canada, Australia and the U.S.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this annual report to “dollars” or “$” are to U.S. dollars.

Overview and Macroeconomic Environment

We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase; and (2) the operations or production phase. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure, as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by natural resource production, maintenance and operation of those facilities as well as expansion of those sites. In general, industry capital spending programs are based on the outlook for commodity prices, economic growth, global commodity supply/demand, estimates of resource production and the expectations of our customers' shareholders. As a result, demand for our hospitality services is largely sensitive to expected commodity prices, principally related to oil, met coal, LNG and iron ore, and the resultant impact of these commodity price expectations on customers’ spending. Other factors that can affect our business and financial results include the general global economic environment, including inflationary pressures, supply chain disruptions and labor shortages, and regulatory changes in Canada, Australia, the U.S. and other markets, including governmental measures introduced to fight climate change or to help slow the spread or mitigate the impact of COVID-19.
Our business is predominantly located in northern Alberta, Canada; British Columbia, Canada; Queensland, Australia; and Western Australia. We derive most of our business from natural resource companies who are developing and producing oil sands, met coal, LNG and iron ore resources and, to a lesser extent, other hydrocarbon and mineral resources. Approximately 62% of our revenue is generated by our lodges in Canada and our villages in Australia. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-person-per-day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years. The remainder of our revenue is generated by our hospitality services at customer-owned locations in Canada and Australia, mobile assets in Canada and our lodges in the U.S.

Generally, our core Canadian oil sands and Australian mining customers make significant, upfront capital investments to develop their prospects, which have estimated reserve lives ranging from ten years to in excess of 30 years. Consequently, these investments are primarily dependent on those customers’ long-term views of commodity demand and prices.
The spread of COVID-19 and the response thereto have negatively impacted the global economy. The actions taken by governments and the private-sector to mitigate the spread of COVID-19 and the risk of infection, including government-imposed or voluntary social distancing and quarantining, reduced travel and remote work policies, evolved with the introduction of vaccination efforts in 2021, and may continue to evolve as the surfacing of virus variants has added a degree of uncertainty to the continuing global impact. Since the COVID-19 pandemic began, we have been impacted by increased staff costs as a result of hospitality labor shortages in Australia. This labor shortage has been exacerbated by significantly reduced migration in and around Australia affecting labor availability, which has subsequently led to an increased reliance on more expensive temporary labor resources. We continue to monitor the COVID-19 pandemic to help ensure the health and well-being of our employees, guests and contractors. Most of our previously implemented measures have been revised to reflect improved conditions, and are currently being integrated into a more comprehensive communicable illness plan.
In part due to the impact of COVID-19 on the global economy and governmental responses thereto, increasing inflationary pressures and supply chain disruptions are being experienced worldwide. Price increases resulting from inflation and supply chain concerns have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. We are managing inflation risk with negotiated service scope changes and contractual protections.
Global oil prices dropped to historically low levels in March and April 2020 due to severely reduced global oil demand, high global crude inventory levels, uncertainty around timing and slope of worldwide economic recovery after COVID-19 related economic shut-downs and effectiveness of production cuts by major oil producing countries, such as Saudi Arabia, Russia and the U.S. Since this trough in early 2020, global oil prices increased later in 2020 and throughout 2021 primarily due to improved global oil demand and lagging global oil supply due to oil production discipline from publicly traded oil producers and OPEC+ countries. These supply/demand dynamics continued in 2022 and have been exacerbated by the ongoing conflict between Russia/Ukraine and related sanctions on Russia, as well as actions taken by OPEC+ to adjust production levels, which decreased global fossil fuel supply even further. This led to a significant increase in global oil prices to above $100 per barrel. Several governments, including the U.S. government under the Biden administration, have released oil from the government controlled strategic reserves in an effort to stem high oil prices and the related impacts on higher heating fuels and gasoline.
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
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile assets and to improve take-away capacity for Canadian oil sands producers over the longer term. The Enbridge Line 3 replacement project was completed at the end of 2021 and the Trans Mountain Pipeline (TMX) is currently under construction and continues to progress towards completion. The Canadian federal government acquired the TMX pipeline in 2018, approved the expansion of the project and is currently working through a revised construction timeline to adjust for recent delays related to legal challenges, COVID-19, flooding along certain sections of the pipeline corridor and seasonal wildfires. As a result, the TMX pipeline construction has been delayed, and there is a risk that there could be future delays. Recent legal issues between the Canadian government and First Nation groups have been resolved for the time being and construction has resumed.
WCS prices in the fourth quarter of 2022 averaged $54.72 per barrel compared to an average of $60.84 in the fourth quarter of 2021. The WCS Differential increased from $14.12 per barrel at the end of the fourth quarter of 2021 to $27.62 at the end of the fourth quarter of 2022. As of February 24, 2023, the WTI price was $76.32 and the WCS price was $60.10, resulting in a WCS Differential of $16.22.
Together with the initial spread of COVID-19, depressed oil price levels of both WTI and WCS materially impacted 2020 maintenance and production spending and activity by Canadian operators and, therefore, demand for our hospitality services. Customers began restoring production in the fourth quarter of 2020, reaching pre-pandemic levels in 2022. Although oil prices reached multi-year highs in the first half of 2022 and fluctuated in the second half of 2022, there is continued uncertainty around commodity price levels, including the impact of COVID-19, inflationary pressures, actions taken by OPEC+ to adjust production levels, geopolitical events such as the ongoing Russia/Ukraine conflict, and regulatory implications on such prices, which could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets.

We have agreed to not renew an expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which currently expires in June 2023, to support our customer’s intent to mine the land where the lodge is currently located, ten years earlier than originally expected. In addition, our hospitality services contract at McClelland Lake Lodge expires in June 2023. Based on ongoing discussion with customers in the region, our current assessment is there are no commercially viable opportunities that support the reinstalling of these assets in a different location within the Regional Municipality of Wood Buffalo. Accordingly, we intend to market these assets for new opportunities within Canada and the U.S. During such time, these assets will be stored in part or in whole at a nearby location. Based on our knowledge and understanding of the marketplace, we believe there is demand for these assets for sale or redeployment. However, should our marketing efforts fail to identify an economic alternative, other options will be considered. Revenues associated with the 2022 room commitments at our McClelland Lake Lodge were approximately C$60 million. We expect to have further clarity on potential sales or redeployment opportunities of these assets as we move through 2023.
British Columbia, Canada. Our Sitka Lodge supports the LNG Canada project and related pipeline projects (see discussion below). From a macroeconomic standpoint, LNG demand continued to grow despite COVID-19, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. The conflict between Russia/Ukraine has further highlighted the need for secure natural gas supply globally, particularly in Europe. Accordingly, additional investment in LNG supply will be needed to meet the resulting expected long-term LNG demand growth.
Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve several designated portions of the related pipeline construction activity. The actual timing of when revenue is realized from the Coastal GasLink pipeline (CGL) and Sitka Lodge contracts could be impacted by any delays in the construction of the Kitimat LNG Facility or the pipeline, such as protest blockades and COVID-19. Our current expectation is that our contracted commitments associated with the CGL pipeline project will be completed in 2023. Any new delays in facility or pipeline construction may result in extensions to these dates.
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
Australia. In Australia, 84% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the level of global steel production, which decreased by 4.3% during 2022 compared to 2021. The decrease was the result of weakness in the Chinese residential sector and slowing global growth due to inflationary pressures. As of February 24, 2023, met coal spot prices were $360 per tonne. Steel output is forecast to improve marginally through 2024, with large infrastructure rollouts in a number of major economies including the U.S. and India.
The Chinese placed an embargo on several Australian products, including coal, in the fall of 2020. During the embargo, Australian met coal producers found new markets, including India and Europe, for their premium product. This led to a rebalancing of the market globally, with China relying on domestic production along with increased met coal imports from the U.S., Canada and Mongolia. With the backdrop of continuing strong steel demand and met coal supply constraints, the spot price for met coal surged to record highs through the second half of 2021 into early 2022. The embargo was recently lifted during the first quarter of 2023. Since the historic highs in early 2022, prices have stabilized with weather-related supply interruptions in Australia offset by weakening steel demand. Analysts forecast met coal prices to face downward pressure in early 2023 but to moderate during the year with supply improvement and weaker demand impacting prices. Downward pressure on prices could accelerate in the short term if demand in China worsens.
Civeo's activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient. Through the second half of 2021, with forced cuts in Chinese steel production, prices retreated from the peaks experienced in mid-2021. Iron ore prices remained stable through early 2022 and fluctuated in the second half of 2022, with prices recovering from a low of $78 per tonne to over $100 per tonne with renewed support in the Chinese property sector. With stronger supply and a slow recovery in Chinese construction, downside pressure on current prices remains. As of February 24, 2023, iron ore spot prices were $119.17 per tonne. Analysts anticipate that infrastructure-led construction activity in China and other large world economies will continue to stabilize prices at current levels, though residential activity in China remains subdued. Analysts forecast pricing through 2023 to remain between $90 and $110.
U.S. In the last half of 2022, we sold both our wellsite services and our offshore businesses. Our remaining U.S. business supports completion activity in the Bakken and construction and turnaround work in the Louisiana industrial area. U.S. oil completion activity will continue to be impacted by oil prices, pipeline capacity, federal energy policies and availability of capital to support exploration and production completion plans.
Recent Commodity Prices. Recent WTI crude, WCS crude, met coal and iron ore pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)
First Quarter through February 24, 2023	$77.56	$55.69	$336.02	$114.96
12/31/2022	82.82	54.72	276.19	94.93
9/30/2022	91.63	70.70	252.63	99.21
6/30/2022	108.77	92.89	464.61	128.80
3/31/2022	95.17	82.04	474.83	129.46
12/31/2021	77.31	60.84	371.95	104.88
9/30/2021	70.54	57.58	258.41	164.90
6/30/2021	66.19	53.27	136.44	195.97
3/31/2021	58.13	46.28	127.95	159.83
12/31/2020	42.63	31.34	109.37	128.24
9/30/2020	40.90	31.15	113.30	116.10
6/30/2020	27.95	19.73	120.27	89.53
3/31/2020	45.38	27.92	156.17	83.57
12/30/2019	56.85	37.94	141.39	85.13

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

	Year Ended December 31,
	2022	2021	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.769	$0.798	(0.029)	(3.6)%
Average Australian dollar to U.S. dollar	$0.695	$0.752	(0.057)	(7.6)%

	As of December 31,
	2022	2021	Change	Percentage
Canadian dollar to U.S. dollar	$0.738	$0.789	(0.051)	(6.4)%
Australian dollar to U.S. dollar	$0.679	$0.726	(0.047)	(6.5)%
These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the global economy, commodity prices, demand for crude oil, met coal, LNG and iron ore, inflation, COVID-19 and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2023 capital expenditures will be in the range of approximately $25 million to $30 million, compared to 2022 capital expenditures of $25.4 million. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity. See “Liquidity and Capital Resources” below for further discussion of 2023 and 2022 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the year ended December 31, 2022 is based on a comparison with the corresponding period of 2021.

Results of Operations – Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,
	2022	2021	Change

	($ in thousands)
Revenues
Canada	$395,997	$321,378	$74,619
Australia	278,252	251,074	27,178
U.S.	22,803	22,011	792
Total revenues	697,052	594,463	102,589
Costs and expenses
Cost of sales and services
Canada	293,576	235,419	58,157
Australia	200,944	179,142	21,802
U.S.	22,543	21,901	642
Total cost of sales and services	517,063	436,462	80,601
Selling, general and administrative expenses	69,962	60,600	9,362
Depreciation and amortization expense	87,214	83,101	4,113
Impairment expense	5,721	7,935	(2,214)
Other operating expense	74	313	(239)
Total costs and expenses	680,034	588,411	91,623
Operating income	17,018	6,052	10,966

Interest expense, net	(11,435)	(13,378)	1,943
Other income	5,149	13,199	(8,050)
Income before income taxes	10,732	5,873	4,859
Income tax expense	(4,402)	(3,376)	(1,026)
Net income	6,330	2,497	3,833
Less: Net income attributable to noncontrolling interest	2,333	1,147	1,186
Net income attributable to Civeo Corporation	3,997	1,350	2,647
Less: Dividends attributable to Class A preferred shares	1,771	1,925	(154)
Net income (loss) attributable to Civeo common shareholders	$2,226	$(575)	$2,801

We reported net income attributable to Civeo for 2022 of $2.2 million, or $0.21 loss per diluted share. As further discussed below, net income included a $5.7 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.

We reported net loss attributable to Civeo for 2021 of $0.6 million, or $0.04 per diluted share. As further discussed below, net loss included a $7.9 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.

Revenues. Consolidated revenues increased $102.6 million, or 17%, in 2022 compared to 2021. This increase was primarily driven by (i) higher billed rooms at our Canadian lodges as occupancy in 2021 was negatively impacted by COVID-19, (ii) increased mobile asset activity from pipeline projects in Canada, (iii) increased activity at our Australian Civeo owned villages in the Bowen and Gunnedah Basins and (iv) increased activity at our integrated services villages in Western Australia. These items were partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in 2022 compared to 2021. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $80.6 million, or 18%, in 2022 compared to 2021. This increase was primarily due to (i) higher billed rooms at our Canadian lodges, (ii) increased mobile asset activity from pipeline projects in Canada, (iii) increased activity at our Australian Civeo owned villages in the Bowen and Gunnedah Basins (iv) increased activity at our integrated services villages in Western Australia and (v) increased costs due to inflationary pressures in both Canada and Australia. These items were partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in 2022 compared to 2021. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense increased $9.4 million, or 15%, in 2022 compared to 2021. This increase was primarily due to higher share-based compensation expense, travel and entertainment expense, compensation expense and information technology expense. The increase in share-based compensation expense was due to a relative increase in our stock price during 2022 compared to 2021. The increase in information technology expense was related to ongoing investment in our human capital management (HCM) system and set-up costs incurred in a cloud computing arrangement for our newly implemented HCM system, which are being amortized through SG&A expense instead of depreciation and amortization expense. The increase in travel and entertainment expenses was largely a result of a return to more normalized travel expenses with the lifting of travel restrictions associated with COVID-19. The increase in compensation expense was primarily due to increased staff and recruitment costs. These items were partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in 2022 compared to 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.1 million, or 5%, in 2022 compared to 2021. The increase was primarily due to shortening the lives on certain assets in Canada, including the McClelland Lake Lodge, partially offset by assets in Canada becoming fully depreciated during 2021 and the disposal of our West Permian Lodge in the U.S. during 2021. Depreciation and amortization expense was also lower due to a weaker Australian and Canadian dollar relative to the U.S. dollar in 2022 compared to 2021.

Impairment Expense. We reported pre-tax impairment expense of $5.7 million in 2022 associated with long-lived assets in our U.S. and Australian reporting units. We recorded pre-tax impairment expense of $7.9 million in 2021 associated with long-lived assets in our Australian reporting unit.

See Note 4 - Impairment Charges to the notes to the consolidated financial statements included in Item 8 of this annual report for further discussion.

Operating Income. Operating income increased $11.0 million, or 181%, in 2022 compared to 2021 primarily due to higher activity levels in Canada and Australia in 2022 compared to 2021, partially offset by higher SG&A expense in 2022 compared to 2021.

Interest (Expense) and Income, net. Net interest expense decreased $1.9 million, or 15%, in 2022 compared to 2021 primarily related to lower average debt levels on credit facility borrowings during 2022 compared to 2021, partially offset by higher interest rates on credit facility borrowings.

Other Income. Other income decreased $8.1 million, or 61%, in 2022 compared to 2021. Other income in 2022 included $4.7 million in gains on the sale of assets primarily related to our Kambalda village and undeveloped land holdings in Australia, our wellsite and offshore businesses in the U.S. and various mobile assets across Canada, Australia and the U.S. Other income in 2021 included $3.5 million of other income related to proceeds from the Canada Emergency Wage Subsidy (CEWS), $2.7 million of other income related to the settlement of a contract dispute with a customer and a $6.2 million gain on sale of assets primarily related to the sale of our West Permian Lodge in the U.S. and the sale of a manufacturing facility and mobile assets in Canada.

Income Tax (Expense) Benefit.  Our income tax expense for 2022 totaled $4.4 million, or 41.0% of pretax income, compared to an expense of $3.4 million, or 57.5% of pretax loss for 2021. Our effective tax rate for 2022 was higher than the Canadian federal statutory rate of 15%, primarily due to pre-tax income in Australia being taxed at the higher Australian income tax rate of 30%. Additionally, due to the full valuation allowances maintained in both Canada and the U.S., no tax expense or benefit was recorded related to pre-tax income in Canada and pre-tax losses in the U.S. Tax expense in Canada was offset by a valuation allowance release of $0.6 million and the tax benefit in the U.S. was offset by an increase to the valuation allowance of $1.0 million.

Our effective tax rate for 2021 was higher than the Canadian federal statutory rate of 15%, primarily due to pre-tax income in Australia being taxed at the higher Australian income tax rate of 30% and an increase in the valuation allowance related to a non-deductible Australian impairment charge of $5.1 million related to various undeveloped land positions in

Australia. Additionally, due to the full valuation allowances maintained in both Canada and the U.S., no tax expense or benefit was recorded related to pre-tax income in Canada and pre-tax losses in the U.S. Tax expense in Canada was offset by a valuation allowance release of $1.3 million and the tax benefit in the U.S. was offset by an increase to the valuation allowance of $0.8 million.

Other Comprehensive Income (Loss). Other comprehensive loss increased $10.6 million in 2022 compared to 2021 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 6.4% in 2022 compared to remaining relative consistent in 2021. The Australian dollar exchange rate compared to the U.S. dollar decreased 6.5% in 2022 compared to a 6.1% decrease in 2021.

Segment Results of Operations – Canadian Segment

	Year Ended December 31,
	2022	2021	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$279,455	$239,526	$39,929
Mobile facility rental revenue (2)	96,400	62,856	33,544
Food service and other services revenue (3)	20,142	18,996	1,146
Total revenues	$395,997	$321,378	$74,619

Cost of sales and services ($ in thousands)
Accommodation cost	$204,592	$170,071	$34,521
Mobile facility rental cost	60,055	38,571	21,484
Food service and other services cost	18,372	16,750	1,622
Indirect other cost	10,557	10,027	530
Total cost of sales and services	$293,576	$235,419	$58,157

Gross margin as a % of revenues	25.9%	26.7%	(0.9)%

Average daily rate for lodges (4)	$100	$99	$1

Total billed rooms for lodges (5)	2,759,521	2,404,880	354,641

Average Canadian dollar to U.S. dollar	$0.769	$0.798	$(0.029)

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

Our Canadian segment reported revenues in 2022 that were $74.6 million, or 23%, higher than 2021. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 4% in 2022 compared to 2021 resulted in a $15.1 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the revenue increase was driven by (i) higher billed rooms at our lodges as occupancy in 2021 was negatively impacted by COVID-19 and (ii) increased mobile asset activity from pipeline projects.

Our Canadian segment cost of sales and services increased $58.2 million, or 25%, in 2022 compared to 2021. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 4% in 2022 compared to 2021 resulted in a $11.1 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the increase in cost of sales and services was driven by increased occupancy at our lodges, increased operating costs due to inflationary pressures and increased mobile asset activity from pipeline projects.

Our Canadian segment gross margin as a percentage of revenues decreased from 27% in 2021 to 26% in 2022. This was primarily driven by a reduced margin at our lodges as cost increases due to inflationary pressures more than offset the higher average daily rate.

Segment Results of Operations – Australian Segment

	Year Ended December 31,
	2022	2021	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$152,714	$145,335	$7,379
Food service and other services revenue (2)	125,538	105,739	19,799
Total revenues	$278,252	$251,074	$27,178

Cost of sales ($ in thousands)
Accommodation cost	73,325	71,550	1,775
Food service and other services cost	119,957	100,469	19,488
Indirect other cost	7,662	7,123	539
Total cost of sales and services	$200,944	$179,142	$21,802

Gross margin as a % of revenues	27.8%	28.6%	(0.9)%

Average daily rate for villages (3)	$75	$79	$(4)

Total billed rooms for villages (4)	2,024,068	1,846,882	177,186

Australian dollar to U.S. dollar	$0.695	$0.752	$(0.057)

(1)Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to food service and other services, including facilities management, for the periods presented.
(3)Average daily rate is based on billed rooms and accommodation revenue.
(4)Billed rooms represents total billed days for owned assets for the periods presented.

Our Australian segment reported revenues in 2022 that were $27.2 million, or 11%, higher than 2021. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 8% in the 2022 compared to 2021 resulted in a $23.1 million period-over-period decrease in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen and Gunnedah Basins and our integrated services villages in Western Australia.

Our Australian segment cost of sales and services increased $21.8 million, or 12%, in 2022 compared to 2021. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 8% in 2022 compared to 2021 resulted in a $16.8 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services was largely driven by increased activity at our Civeo owned villages in the Bowen and Gunnedah Basins and our integrated services villages in Western Australia and increased operating costs due to inflationary pressures.

Our Australian segment gross margin as a percentage of revenues decreased to 28% in 2022 from 29% in 2021. This was primarily driven by increased relative revenue contribution from our integrated services business, which has a service-only business model, and therefore generates lower overall gross margins than our accommodation business, partially offset by improved margins at Civeo owned villages in the Bowen and Gunnedah Basins as a result of increased activity.

Segment Results of Operations – U.S. Segment

	Year Ended December 31,
	2022	2021	Change
Revenues ($ in thousands)	$22,803	$22,011	$792

Cost of sales ($ in thousands)	$22,543	$21,901	$642

Gross margin as a % of revenues	1.1%	0.5%	0.6%

Our U.S. segment reported revenues in 2022 that were $0.8 million, or 4%, higher than 2021.  This increase was due to (i) greater U.S. drilling activity positively impacting our wellsite business that was sold on September 1, 2022 and (ii) increased activity from our Killdeer Lodge. These items were partially offset by (i) reduced revenue from our former offshore fabrication business that was sold on November 1, 2022, (ii) reduced revenue from our Acadian Acres Lodge and (iii) reduced revenue from our former West Permian Lodge, which operated in the first nine months of 2021 and was sold in the fourth quarter of 2021.

Our U.S. segment cost of sales and services increased $0.6 million, or 3%, in 2022 compared to 2021.  This increase in cost of sales and services was due to (i) greater U.S. drilling activity impacting our wellsite business that was sold on September 1, 2022 and (ii) increased activity from our Killdeer Lodge. These items were partially offset by (i) reduced costs from our former offshore fabrication business that was sold on November 1, 2022, (ii) reduced costs from our Acadian Acres Lodge and (iii) reduced costs from our West Permian Lodge, which operated in the first nine months of 2021 and was sold in the fourth quarter of 2021.

Our U.S. segment gross margin as a percentage of revenues increased from 0.5% in 2021 to 1.1% in 2022, primarily due to improved margins in our wellsite business due to operating efficiencies at higher activity levels in the first eight months of 2022, partially offset by our former West Permian Lodge, which operated in the first nine months of 2021 and was sold in the fourth quarter of 2021.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our hospitality services, developing new lodges and villages, purchasing or leasing land, and for general working capital needs. In addition, capital has been used to repay debt, repurchase our common and preferred shares and fund strategic business acquisitions. In the future, capital may be required to move lodges from one site to another. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under our Credit Agreement and proceeds from equity issuances. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions, refinance debt or retire preferred shares.

The following summarizes our material future cash requirements at December 31, 2022, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt maturities	$132,037	$29,532	$102,505	$—	$—
Interest payments(1)	22,825	9,364	13,461	—	—
Purchase obligations	9,428	9,428	—	—	—
Non-cancelable operating lease obligations	19,546	4,771	7,739	5,285	1,751
Asset retirement obligations – expected cash payments	70,626	4,550	2,262	868	62,946
Total contractual cash obligations	$254,462	$57,645	$125,967	$6,153	$64,697

(1)Interest payments due under the Credit Agreement, which matures on September 8, 2025; based on an interest rate of 7.8% for Canadian term loan borrowings, 7.8% for Canadian revolver borrowings and 6.1% for Australian revolver borrowings.

Our debt obligations at December 31, 2022 are reflected in our consolidated balance sheet, which is a part of our consolidated financial statements in Item 8 of this annual report. We have not entered into any material leases subsequent to December 31, 2022.

The following table summarizes our consolidated liquidity position as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Lender commitments	$200,000	$200,000
Borrowings against revolving credit capacity	(102,505)	(112,026)
Outstanding letters of credit	(1,365)	(1,439)
Unused availability	96,130	86,535
Cash and cash equivalents	7,954	6,282
Total available liquidity	$104,084	$92,817

Cash totaling $91.8 million was provided by operations during 2022 compared to $88.5 million provided by operations during 2021. During 2022 and 2021, net cash used by working capital was $13.9 million and $8.8 million, respectively. The increase in cash used in working capital in 2022 compared to 2021 is largely due to the timing of customer payments and revenue recognition as it relates to mobile asset activity in Canada during 2022 compared to 2021.

Cash was used in investing activities during 2022 of $8.9 million compared to cash used in investing activities of $0.7 million during 2021. The increase in cash used in investing activities was primarily due to higher capital expenditures. Capital expenditures totaled $25.4 million and $15.6 million during 2022 and 2021, respectively. Capital expenditures in both periods were primarily maintenance related. Offsetting these capital expenditures, we received proceeds from the sale of property, plant and equipment of $16.3 million during 2022 primarily related to the sale of our Kambalda village and undeveloped land holdings in Australia, unused corporate office space and various mobile assets in Canada and our wellsite and offshore businesses in the U.S., compared to $14.3 million during 2021 primarily related to the sale of our West Permian Lodge in the U.S. and the sale of our manufacturing facility and mobile assets in Canada.

We expect our capital expenditures for 2023 to be in the range of $25 million to $30 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts or commitments. Whether planned expenditures will actually be spent in 2023 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the transaction economics be attractive enough to us compared to the current capital allocation priorities of debt reduction and return of capital to shareholders. We continue to monitor the global economy, commodity prices, demand for crude oil, met coal, LNG and iron ore, inflation, COVID-19 and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

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

Based on management’s judgment of capital spending classifications, we believe the following table represents the components of capital expenditures for the years ended December 31, 2022 and 2021 (in millions):

	Year Ended December 31,
	2022			2021
	Expansion	Maint	Total	Expansion	Maint	Total
Lodge/village	$0.2	$19.7	$19.9	$2.8	$8.7	$11.5
Mobile assets	—	1.1	1.1	1.6	0.6	2.2
Other	2.0	2.4	4.4	0.7	1.2	1.9
Total	$2.2	$23.2	$25.4	$5.1	$10.5	$15.6

Expansion lodge and village spending in 2021 was primarily related to infrastructure improvements at an Australian village.

Maintenance lodge and village spending in 2022 and 2021 was primarily associated with routine maintenance projects at our major properties.

Mobile asset spending in 2022 was primary related to routine maintenance of our mobile assets in the U.S. and Canadian markets. Mobile asset spending in 2021 was primarily associated with Canadian pipeline-related capital expenditures.

Other maintenance and expansion spending in 2022 was primarily related to mobilization of new sites at our integrated services business in Western Australia, purchases of miscellaneous equipment and supplies to support the day-to-day operations at our accommodation facilities and information technology infrastructure to support our business. Other maintenance and expansion spending in 2021 was primarily associated with purchases of miscellaneous equipment and supplies to support the day-to-day operations at our accommodation facilities and information technology infrastructure to support our business.

Net cash of $79.7 million was used in financing activities during 2022 primarily due to (i) repayments of term loan borrowings of $30.4 million, (ii) repurchases of our preferred shares and our common shares of $30.6 million and $14.2 million, respectively, (iii) net repayments under our revolving credit facilities of $3.4 million, (iv) settlement of tax obligations on vested shares under our share-based compensation plans of $1.0 million and (v) a cash dividend paid on our preferred shares in connection with the repurchase of $0.1 million. Net cash of $86.5 million was used in financing activities during 2021 primarily due to repayments of term loan borrowings of $125.5 million, settlement of tax obligations on vested shares under our share-based compensation plans of $1.1 million, debt issuance costs of $4.4 million related to our Credit Agreement and repurchases of our common shares of $4.6 million, partially offset by net borrowings under our revolving credit facilities of $49.2 million.

The following table summarizes the changes in debt outstanding during 2022 (in thousands):

	Canada	Australia	U.S.	Total
Balance as of December 31, 2021	$174,404	$726	$—	$175,130
Borrowings under revolving credit facilities	254,582	35,123	—	289,705
Repayments of borrowings under revolving credit facilities	(258,813)	(34,266)	—	(293,079)
Repayments of term loans	(30,442)	—	—	(30,442)
Translation	(9,052)	(225)	—	(9,277)
Balance at December 31, 2022	$130,679	$1,358	$—	$132,037

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

In August 2022, our Board of Directors authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 685,614 common shares, over a twelve month period. See Note 17 – Common Share Repurchases to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Credit Agreement

As of December 31, 2022, our Credit Agreement (as then amended to date, the Credit Agreement), provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower, and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.

As of December 31, 2022, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.

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

The preferred shares we issued in the Noralta Acquisition were entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Quarterly dividends were paid in-kind beginning June 30, 2018 through December 12, 2022, thereby increasing the liquidation preference to $10,982 per share as of December 12, 2022. We repurchased 40% of the outstanding preferred shares on October 30, 2022, which included accrued cash dividends for the month of October 2022 of under $0.1 million. On December 13, 2022, the holders of the preferred shares converted all outstanding preferred shares into approximately 1.5 million common shares. Following such conversion, no further dividends are required to be paid. For further information, see Note 16 - Preferred Shares to the notes to the consolidated financial statements included in Item 8 of this annual report for further information.

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

Accounting for Contingencies

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. We make an assessment of our exposure and record a provision in our accounts to cover an expected loss when we believe a loss is probable and the amount of the loss can be reasonably estimated. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified. Other claims or liabilities have been estimated based on their fair value or our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include insurance claims, litigation, warranty claims, contract claims and obligations.

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

In connection with the preparation of our financial statements for the three months ended March 31, 2020, we performed a quantitative goodwill impairment test as of March 31, 2020, and we reduced the value of our goodwill in our Canadian reporting unit to zero. See Note 4 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of goodwill impairment recorded in the year ended December 31, 2020.

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

When performing our annual assessment on November 30, 2022, we performed the qualitative assessment related to our Australia reporting unit. All of our goodwill resides in our Australia reporting unit as of November 30, 2022. Qualitative factors that we considered as part of our assessment include industry and market conditions, macroeconomic conditions and financial performance of our business. After assessing these events and circumstances, we determined that it was more likely than not that the fair value of the Australia reporting unit was greater than its carrying value. Based on the interim quantitative testing performed as of March 31, 2020, the fair value of the Australia reporting unit exceeded its carrying value by more than 125%.

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

Our Australia segment consists of eight villages in several regions within the country, as well as our integrated services assets and land banked assets. These properties are grouped in the following asset groups:

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

Our U.S. segment consists of lodges in two geographical areas and a wastewater treatment plant (WWTP). These properties are grouped in the following asset groups:

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

Fair Value Determination – If, based on the assessment, the carrying values of any of our asset groups are determined to not be recoverable as a result of the undiscounted future cash flows not exceeding the net book value of the asset group, we proceed to the third step. In this step, we compare the fair value of the respective asset group to its carrying value. Our estimate of the fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future, and are therefore uncertain. In some cases our estimate of fair value is based on appraisals from third parties.

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

In estimating future cash flows, we make numerous assumptions with respect to future circumstances that might directly impact each of the asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances include future oil and coal prices, anticipated customer spending, and industry and/or local market conditions. These assumptions represent our best judgment based on the current facts and circumstances. However, different assumptions could result in a determination that the carrying values of additional asset groups are no longer recoverable based on estimated future cash flows. Our estimate of fair value is primarily calculated using the Income Approach, which derives a present value of the asset group based on the asset groups’ estimated future cash flows. We discounted our estimated future cash flows using a long-term weighted average cost of capital based on our estimate of investment returns required by a market participant. The discount rates used during the 2021 Canadian and U.S. segments long-lived asset impairment analysis ranged between 10.5% and 14.0%.

See Note 4 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of impairments of definite-lived tangible and intangible assets recorded in the years ended December 31, 2022, 2021 and 2020.

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

We also grant performance share awards under the Plan. Awards granted in 2022 are earned in amounts between 0% and 200% of the participant’s target performance share award, based on (1) the payout percentage associated with Civeo’s relative TSR rank among a peer group that includes 17 other companies and (2) the payout percentage associated with Civeo's cumulative operating cash flow over the performance period relative to a preset target. The fair value of the TSR portion of each award was estimated using a Monte Carlo simulation pricing model. We chose this model because the performance awards contain complex vesting terms. Utilizing the Monte Carlo simulation pricing model required us to estimate the risk-free interest rate and the expected market price volatility of our common shares as well as the peer group of companies over a time period equal to the expected term of the award. The fair value of the operating cash flow portion of each award was based on the closing market price of our common shares on the date of grant. We evaluate the probability of achieving the performance criteria throughout the performance period and make adjustments based on the number of shares expected to vest based on our estimate of the most probable performance outcome. The resulting costs for each portion of the award is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period. For additional details, see Note 19 – Share-Based Compensation to the notes to the consolidated financial statements included in Item 8 of this annual report.

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

When our earnings from foreign subsidiaries are considered to be indefinitely reinvested, no provision for Canadian income taxes is made for these earnings. If any of the subsidiaries have a distribution of earnings in the form of dividends or otherwise, we could be subject to both Canadian income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2022, we had $132.0 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $1.3 million annually, based on our floating-rate debt obligations and interest rates in effect as of December 31, 2022.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$189 million and A$232 million, respectively, at December 31, 2022. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of December 31, 2022 would result in translation adjustments of approximately $19 million and $23 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data appear on pages 71 through 106 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8.

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

ITEM 9A. Controls and Procedures

(i)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this annual report on page 74 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the three months ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual General Meeting of Shareholders.

The Board of Directors of the Company has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board of Directors (Audit Committee, Compensation Committee, Finance and Investment Committee and Environmental, Social, Governance and Nominating Committee) may also be viewed at the Company's website. The Financial Code of Ethics for Senior Officers applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers. We intend to disclose any amendments to or waivers from our Financial Code of Ethics for Senior Officers by posting such information on our website at www.civeo.com within four business days following the date of the amendment or waiver. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this annual report.

ITEM 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual General Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual General Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual General Meeting of Shareholders.

ITEM 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2023 Annual General Meeting of Shareholders.

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

3.3*	Amended and Restated Articles of Civeo Corporation.

4.1	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

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

10.24†	Form of Director Deferred Share Agreement (Canada) (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36246).

10.25†*	Amendment to Executive Change of Control Severance Agreement between Civeo Corporation and Carolyn Stone, dated April 4, 2022.

10.26†
Retention Commitment Agreement between Civeo Corporation and Allan Schoening, dated July 26, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on August 1, 2022).

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

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2023.

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
Timothy O. Wall

CIVEO CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Civeo Corporation (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Realizability of Deferred Tax Assets
Description of the Matter
As more fully described in Note 2 and Note 14 to the consolidated financial statements, at December 31, 2022, the Company had deferred tax assets related to deductible temporary differences and net loss carryforwards of $62.6 million, net of an $82.9 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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
February 28, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on Internal Control over Financial Reporting
We have audited Civeo Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Civeo Corporation (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas
February 28, 2023

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Revenues:
Service and other	$676,001	$575,186	$505,401
Rental	18,316	16,033	16,817
Product	2,735	3,244	7,511
	697,052	594,463	529,729
Costs and expenses:
Service and other costs	500,513	420,579	361,505
Rental costs	14,975	13,960	14,971
Product costs	1,575	1,923	5,612
Selling, general and administrative expenses	69,962	60,600	53,656
Depreciation and amortization expense	87,214	83,101	96,547
Impairment expense	5,721	7,935	144,120
Other operating expense	74	313	506
	680,034	588,411	676,917
Operating income (loss)	17,018	6,052	(147,188)

Interest expense	(11,474)	(12,964)	(16,687)
Loss on extinguishment of debt	—	(416)	(383)
Interest income	39	2	20
Other income	5,149	13,199	20,823
Income (loss) before income taxes	10,732	5,873	(143,415)
Income tax (expense) benefit	(4,402)	(3,376)	10,635
Net income (loss)	6,330	2,497	(132,780)
Less: Net income attributable to noncontrolling interest	2,333	1,147	1,470
Net income (loss) attributable to Civeo Corporation	3,997	1,350	(134,250)
Less: Dividends attributable to Class A preferred shares	1,771	1,925	1,887
Net income (loss) attributable to Civeo common shareholders	$2,226	$(575)	$(136,137)

Per Share Data (see Note 6) (1)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.21)	$(0.04)	$(9.64)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.21)	$(0.04)	$(9.64)

Weighted average number of common shares outstanding:
Basic	14,002	14,232	14,129
Diluted	14,002	14,232	14,129

(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2022	2021	2020

Net income (loss)	$6,330	$2,497	$(132,780)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	(23,486)	(12,936)	14,266
Total other comprehensive income (loss), net of taxes	(23,486)	(12,936)	14,266

Comprehensive loss	(17,156)	(10,439)	(118,514)
Less: Comprehensive income attributable to noncontrolling interest	2,151	1,105	1,552
Comprehensive loss attributable to Civeo Corporation	$(19,307)	$(11,544)	$(120,066)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	DECEMBER 31,
	2022	2021
ASSETS

Current assets:
Cash and cash equivalents	$7,954	$6,282
Accounts receivable, net	119,755	114,859
Inventories	6,907	6,468
Prepaid expenses	7,199	6,876
Other current assets	3,081	10,946
Assets held for sale	8,653	11,762
Total current assets	153,549	157,193

Property, plant and equipment, net	301,890	389,996
Goodwill	7,672	8,204
Other intangible assets, net	81,747	93,642
Operating lease right-of-use assets	15,722	18,327
Other noncurrent assets	5,604	5,372
Total assets	$566,184	$672,734

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$51,087	$49,321
Accrued liabilities	39,211	33,564
Income taxes	178	171
Current portion of long-term debt	28,448	30,576
Deferred revenue	991	18,479
Other current liabilities	8,342	4,807
Total current liabilities	128,257	136,918

Long-term debt, less current maturities	102,505	142,602
Deferred income taxes	4,778	896
Operating lease liabilities	12,771	15,429
Other noncurrent liabilities	14,172	13,778
Total liabilities	262,483	309,623

Commitments and contingencies (Note 15)

Shareholders’ Equity:
Preferred shares (Class A Series 1, no par value; 50,000,000 shares authorized, zero shares and 9,042 shares issued and outstanding, respectively; aggregate liquidation preference of $0 and $97,438,687 as of December 31, 2022 and 2021)	—	61,941
Common shares (no par value; 46,000,000 shares authorized, 15,584,176 shares and 14,431,819 shares issued, respectively, and 15,217,501 shares and 14,111,221 shares outstanding, respectively)	—	—
Additional paid-in capital	1,624,512	1,582,442
Accumulated deficit	(930,123)	(912,951)
Common shares held in treasury at cost, 366,675 and 320,598 shares, respectively	(9,063)	(8,050)
Accumulated other comprehensive loss	(385,187)	(361,883)
Total Civeo Corporation shareholders’ equity	300,139	361,499
Noncontrolling interest	3,562	1,612
Total shareholders’ equity	303,701	363,111
Total liabilities and shareholders’ equity	$566,184	$672,734

 The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
		Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2019	$58,129	$—	$1,572,249	$(771,590)	$(5,472)	$(363,173)	$662	$490,805
Net income (loss)	—	—	—	(134,250)	—	—	1,470	(132,780)
Currency translation adjustment	—	—	—	—	—	14,184	82	14,266
Dividends paid	—	—	—	—	—	—	(1,542)	(1,542)
Paid-in-kind dividends attributable to Class A preferred shares	1,887	—	—	(1,887)	—	—	—	—
Share-based compensation	—	—	6,066	—	(1,458)	—	—	4,608
Balance, December 31, 2020	$60,016	$—	$1,578,315	$(907,727)	$(6,930)	$(348,989)	$672	$375,357
Net income	—	—	—	1,350	—	—	1,147	2,497
Currency translation adjustment	—	—	—	—	—	(12,894)	(42)	(12,936)
Dividends paid	—	—	—	—	—	—	(165)	(165)
Paid-in-kind dividends attributable to Class A preferred shares	1,925	—	—	(1,925)	—	—	—	—
Common shares repurchases	—	—	—	(4,649)	—	—	—	(4,649)
Share-based compensation	—	—	4,127	—	(1,120)	—	—	3,007
Balance, December 31, 2021	$61,941	$—	$1,582,442	$(912,951)	$(8,050)	$(361,883)	$1,612	$363,111
Net income	—	—	—	3,997	—	—	2,333	6,330
Currency translation adjustment	—	—	—	—	—	(23,304)	(182)	(23,486)
Dividends paid	—	—	—	(65)	—	—	(201)	(266)
Paid-in-kind dividends attributable to Class A preferred shares	1,706	—	—	(1,706)	—	—	—	—
Preferred shares repurchased	(25,364)	—	—	(5,189)	—	—	—	(30,553)
Preferred shares converted to common shares	(38,283)	—	38,283	—	—	—	—	—
Common shares repurchases	—	—	—	(14,209)	—	—	—	(14,209)
Share-based compensation	—	—	3,787	—	(1,013)	—	—	2,774
Balance, December 31, 2022	$—	$—	$1,624,512	$(930,123)	$(9,063)	$(385,187)	$3,562	$303,701

	Preferred Shares	Common Shares (in thousands) (1)
Balance, December 31, 2019	9,042	14,130
Share-based compensation	—	85
Balance, December 31, 2020	9,042	14,215
Share-based compensation	—	113
Shares repurchased	—	(217)
Balance, December 31, 2021	9,042	14,111
Share-based compensation	—	100
Shares repurchased	(3,617)	(498)
Preferred shares converted to common shares	(5,425)	1,505
Balance, December 31, 2022	—	15,218

(1)Reflects our 1-for-12 reverse share split that became effective November 19, 2020. See Note 1 - Description of Business and Basis of Presentation to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$6,330	$2,497	$(132,780)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,214	83,101	96,547
Impairment charges	5,721	7,935	144,120
Loss on extinguishment of debt	—	416	383
Deferred income tax expense (benefit)	4,177	3,070	(11,122)
Non-cash compensation charge	3,787	4,127	6,066
Gain on disposals of assets	(4,917)	(6,188)	(2,905)
Provision for credit losses, net of recoveries	162	141	44
Other, net	3,223	2,200	(2,873)
Changes in operating assets and liabilities:
Accounts receivable	(14,447)	(28,131)	13,679
Inventories	(1,845)	(526)	171
Accounts payable and accrued liabilities	12,323	15,435	6,890
Taxes payable	5	(28)	(134)
Other current assets and liabilities, net	(9,960)	4,485	(725)
Net cash flows provided by operating activities	91,773	88,534	117,361

Cash flows from investing activities:
Capital expenditures	(25,421)	(15,571)	(10,083)
Proceeds from disposition of property, plant and equipment	16,286	14,306	3,690
Other, net	190	559	4,619
Net cash flows used in investing activities	(8,945)	(706)	(1,774)

Cash flows from financing activities:
Revolving credit borrowings	289,705	397,952	377,604
Revolving credit repayments	(293,079)	(348,795)	(447,914)
Term loan repayments	(30,442)	(125,483)	(39,855)
Debt issuance costs	—	(4,412)	(2,583)
Repurchases of common shares	(14,209)	(4,649)	—
Repurchases of preferred shares	(30,553)	—	—
Other, net	(1,078)	(1,120)	(1,458)
Net cash flows used in financing activities	(79,656)	(86,507)	(114,206)

Effect of exchange rate changes on cash	(1,500)	(1,194)	1,443
Net change in cash and cash equivalents	1,672	127	2,824
Cash and cash equivalents, beginning of period	6,282	6,155	3,331

Cash and cash equivalents, end of period	$7,954	$6,282	$6,155

Non-cash investing activities:
Capital expenditure additions accrued at end of period	511	575	933

Non-cash financing activities:
Preferred dividends paid-in-kind	1,706	1,925	1,887

The accompanying notes are an integral part of these financial statements.

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We provide hospitality services to the natural resources industry in Canada, Australia and the United States (U.S.) We provide a full suite of services for our guests, including lodging, catering and food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of these facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore producing regions, and our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. We operate in three principal reportable business segments – Canada, Australia and the U.S.

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

In performing this analysis, the second step is to review asset groups at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For each asset group, we compare its carrying value to estimates of undiscounted future cash flows. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. The estimates are consistent with those used for purposes of our goodwill impairment test, as further discussed in Goodwill and Other Intangible Assets, below. Based on the assessment, if the carrying values of certain of our asset groups are determined to not be recoverable, we proceed to the third step. In this step, we compare the fair value of the respective asset group to its carrying value. The fair value of the asset groups are based on prices of similar assets, if available, or discounted future cash flows. Our estimate of the fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future.

See Note 4 – Impairment Charges for a discussion of impairment charges we recognized in 2022, 2021 and 2020 related to our long-lived assets.

Goodwill and Other Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. All of our goodwill as of December 31, 2022 was included in our Australia reporting unit.

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

In connection with the preparation of our financial statements for the three months ended March 31, 2020, we performed a quantitative goodwill impairment test as of March 31, 2020, which resulted in a reduction of the value of our goodwill in our Canadian reporting unit to zero. See Note 4 – Impairment Charges for further discussion of goodwill impairments recorded in the year ended December 31, 2020.

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

When performing our annual assessment on November 30, 2022, 2021 and 2020, we performed a qualitative assessment related to goodwill at our Australia reporting unit. Qualitative factors that we considered as part of our assessment included industry and market conditions, macroeconomic conditions and the financial performance of our Australian business. We also noted that, based on the interim quantitative testing performed as of March 31, 2020, the estimated fair value of the Australia reporting unit exceeded its carrying value by more than 125%. After assessing these events and circumstances, we determined that, as of November 30, 2022, it was more likely than not that the fair value of the Australia reporting unit was greater than its carrying value.

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

See Note 9 – Goodwill and Other Intangible Assets for further information.

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from consolidated balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within shareholders’ equity representing substantially all of the balances within accumulated other comprehensive income. Remeasurements of intercompany loans denominated in a different currency than the functional currency of the entity that are of a long-term investment nature are recognized as other comprehensive income within shareholders’ equity. Gains and losses resulting from consolidated balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany loans that are of a long-term investment nature, are included in the consolidated statements of operations as incurred. For the years ended December 31, 2022, 2021, and 2020, we recognized approximately $0.1 million, $0.3 million and $0.5 million in foreign currency losses, respectively.

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

Revenue and Cost Recognition

For the majority of our operations and contracts, we generally recognize accommodation, mobile facility rental, food service and other services revenues over time as our customers simultaneously receive and consume benefits as we serve our customers because of continuous transfer of control to the customer. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We transfer control and recognize a sale based on a periodic (usually daily) room rate each night a customer stays in our rooms or when the services are rendered. In some contracts, rates may vary over the contract term. In these cases, revenue may be deferred and recognized on a straight-line basis over the contract term.

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

A limited portion of our revenue is recognized at a point in time when control transfers to the customer related to small modular construction and manufacturing contracts. We recognize our manufacturing and construction contract revenue over time as we provide services to satisfy our performance obligations. We generally use the cost based percentage-of-completion measure of progress as it best depicts how control transfers to our clients. The cost based approach measures progress towards completion based on the ratio of contract cost incurred to date compared to total estimated contract cost. Use of the cost based measure of progress requires us to prepare estimates of total expected revenue and cost to complete our projects.

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

Receivables and Concentration of Credit Risk

Based on the nature of our customer base, we do not believe that we have any significant concentrations of credit risk other than our concentration in the Canadian oil sands and Australian mining industries. We evaluate the credit-worthiness of our significant, new and existing customers’ financial condition and, generally, we do not require collateral from our customers. For the year ended December 31, 2022, each of Suncor Energy, Imperial Oil and Fortescue Metals Group Ltd accounted for more than 10% of our revenues. For the year ended December 31, 2021, each of Suncor Energy, Imperial Oil and Fortescue Metals Group Ltd accounted for more than 10% of our revenues. For the year ended December 31, 2020, each of Fortescue Metals Group Ltd and Imperial Oil accounted for more than 10% of our revenues.

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

We also grant performance share awards. For awards granted in 2022, awards are earned in amounts between 0% and 200% of the participant’s target performance share award, based on (1) the payout percentage associated with Civeo’s relative total shareholder return (TSR) rank among a peer group of other companies and (2) the payout percentage associated with Civeo's cumulative operating cash flow over the performance period relative to a preset target. Awards granted in 2021 are earned in amounts between 0% and 200% of the participant’s target performance share award, based on (1) the payout percentage associated with Civeo’s relative TSR rank among a peer group of 17 other companies and (2) the payout percentage associated with Civeo's cumulative free cash flow over the performance period relative to a preset target. The fair value of the TSR portion of each performance share is estimated using option-pricing models at the grant date. The fair value of the operating cash flow and free cash flow portion of each performance share is based on the closing market price of our common shares on the date of grant and adjusted throughout the performance period based on our estimate of the most probable outcome. The resulting costs for each portion of the award is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

Additionally, we grant phantom shares. All of the awards vest in equal annual installments and are accounted for as a liability based on the fair value of our share price. Participants granted units of phantom shares are entitled to a lump sum cash payment equal to the fair market value of a common share on the vesting date.

Guarantees

Substantially all of our Canadian and U.S. subsidiaries are guarantors under our Credit Agreement. See Note 11 – Debt for further discussion.

During the ordinary course of business, we also provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. As of December 31, 2022, the maximum potential amount of future payments that we could be required to make under these guarantee agreements (letters of credit) was approximately $2.0 million. We have not recorded any liability in connection with these guarantee arrangements. We do not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

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

Accounting for Contingencies

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. We make an assessment of our exposure and record a provision in our accounts to cover an expected loss when we believe a loss is probable and the amount of the loss can be reasonably estimated. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified. Other claims or liabilities have been estimated based on their fair value or our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, insurance claims, warranty claims, contract claims and obligations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, which are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards or other guidance updates, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

3.REVENUE

The following table disaggregates our revenue by our three reportable segments: Canada, Australia and the U.S., and major categories for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022	2021	2020
Canada
Accommodation revenues	$279,455	$239,526	$202,534
Mobile facility rental revenues	96,400	62,856	33,192
Food service and other services revenues	20,142	18,996	33,923
Total Canada revenues	395,997	321,378	269,649

Australia
Accommodation revenues	$152,714	$145,335	$144,070
Food service and other services revenues	125,538	105,739	90,472
Total Australia revenues	278,252	251,074	234,542

U.S.
Accommodation revenues	$3,058	$5,437	$2,451
Mobile facility rental revenues	18,367	14,486	16,837
Manufacturing revenues	1,288	2,038	6,200
Food service and other services revenues	90	50	50
Total U.S. revenues	22,803	22,011	25,538

Total revenues	$697,052	$594,463	$529,729

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of December 31, 2022, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue.

The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2023	2024	2025	Thereafter	Total
Revenue expected to be recognized as of December 31, 2022	$122,033	$82,582	$55,386	$263,568	$523,569

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

4.IMPAIRMENT CHARGES

2022 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2022, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended December 31, 2022
Long-lived assets	$—	$3,808	$1,913	$5,721
Total	$—	$3,808	$1,913	$5,721

Quarter ended December 31, 2022. During the fourth quarter of 2022, we recorded impairment expense of $3.8 million, related to fixed assets in a village located in Western Australia. At December 31, 2022, we identified an impairment trigger due to an expiring contract that was not renewed. Accordingly, the assets were written down to their estimated fair value of $1.8 million. In addition, we recorded impairment expense of $1.9 million, related to fixed assets in a lodge located in our U.S. market. The lodge is recorded at the estimated fair value (less costs to sell) and was reduced to $7.7 million.

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
The spread of COVID-19 and the response thereto during the first quarter of 2020 negatively impacted the global economy. The resulting unprecedented decline in oil demand, coupled with disagreements between Saudi Arabia and Russia about production limits, resulted in a collapse of global oil prices in March 2020, thereby creating unprecedented downward pressure on stock prices in the energy industry, particularly small-cap companies with operations in the U.S. and Canada, such as Civeo. As a result, we experienced a sustained reduction of our share price during the first quarter of 2020. Our market capitalization implied an enterprise value which was significantly less than the sum of the estimated fair values of our reporting units, and we determined that an indicator of a goodwill impairment was present as of March 31, 2020. Accordingly, we performed an interim goodwill impairment test as of March 31, 2020, and the carrying amount of our Canadian reporting unit exceeded the reporting unit's fair value. Based on the results of the impairment test, we reduced the value of our goodwill in our Canadian reporting unit to zero and recognized impairment expense in the first quarter of 2020 of $93.6 million.
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

As of December 31, 2022 and 2021, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans. In addition, the estimated fair value of our assets held for sale is based upon Level 2 fair value measurements, which include appraisals and previous negotiations with third parties.

During the first quarter of 2020, we recorded a goodwill impairment charge related to one of our reporting units. Our estimates of fair value required us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. These assumptions with respect to future circumstances included future cash flows, oil, met coal and natural gas prices, anticipated spending by our customers, the cost of capital, and industry and/or local market conditions. We estimated the fair value when conducting the first quarter of 2020 goodwill impairment test primarily using an income approach. The discount rates used to value our reporting units for the first quarter of 2020 for the goodwill impairment test ranged between 10.5% and 14.0%.

During the fourth quarter of 2022, the second quarter of 2021 and the first quarter of 2020, we wrote down certain long-lived assets to fair value. During the first quarter of 2020, we estimated the fair value when conducting the long-lived asset impairment tests primarily using an income approach. We used a variety of unobservable inputs and underlying assumptions consistent with those discussed above for purposes of our goodwill impairment test. The discount rates used to value our Canadian and U.S. segments long-lived asset impairment analysis ranged between 11.0% and 14.0%. Additionally, during the first quarter of 2020 and the fourth quarter of 2022, our estimate of fair value of a property in the U.S. was based on appraisals from third parties, which referenced available market information, such as listing agreements, offers, and pending and closed sales. During the second quarter of 2021 and the fourth quarter of 2022, our estimate of fair value in Australia for assets that were impaired, was based on appraisals from third parties.

See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

6.EARNINGS PER SHARE

We use the two-class method to calculate basic and diluted earnings per share because we had participating securities in the form of Series A preferred shares. The two-class method requires a proportional share of net income to be allocated between common shares and participating securities. The proportional share to be allocated to participating securities is determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities.

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

On October 30, 2022, we repurchased 3,617 Series A preferred shares from the holders for approximately $30.6 million. The repurchase premium of $5.2 million is treated as a reduction to the numerator of net income (loss) attributable to Civeo common shareholders utilized in the calculation of earnings per share for the year ended December 31, 2022.

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	2022	2021	2020
Numerator:
Net income (loss) attributable to Civeo common shareholders	$2,226	$(575)	$(136,137)
Less: premium paid for repurchase of preferred shares	(5,189)	—	—
Less: income allocated to participating securities	—	—	—
Basic net loss attributable to Civeo Corporation common shareholders	$(2,963)	$(575)	$(136,137)
Add: undistributed income attributable to participating securities	—	—	—
Less: undistributed income reallocated to participating securities	—	—	—
Diluted net loss attributable to Civeo Corporation common shareholders	$(2,963)	$(575)	$(136,137)

Denominator:
Weighted average shares outstanding - basic	14,002	14,232	14,129
Dilutive shares - share based awards	—	—	—
Weighted average shares outstanding - diluted	14,002	14,232	14,129

Basic net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.21)	$(0.04)	$(9.64)

Diluted net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.21)	$(0.04)	$(9.64)
(1)Computations may reflect rounding adjustments.

The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented (in millions of shares):

	2022	2021	2020
Share-based awards	0.2	0.2	0.4
Preferred shares	2,240	2,461	2,412

7.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at December 31, 2022 and 2021 is presented below (in thousands):

	December 31, 2022	December 31, 2021
Accounts receivable, net:
Trade	$65,563	$75,740
Unbilled revenue	52,547	38,508
Other	1,944	972
Total accounts receivable	120,054	115,220
Allowance for credit losses	(299)	(361)
Total accounts receivable, net	$119,755	$114,859

	December 31, 2022	December 31, 2021
Inventories:
Finished goods and purchased products	$5,538	$5,346
Work in process	—	25
Raw materials	1,369	1,097
Total inventories	$6,907	$6,468

	Estimated Useful Life (in years)	December 31, 2022	December 31, 2021
Property, plant and equipment, net:
Land		$25,528	$30,556
Accommodations assets	3-15	1,464,476	1,657,577
Buildings and leasehold improvements	7-20	15,516	24,335
Machinery and equipment	4-7	11,775	14,983
Office furniture and equipment	3-7	62,725	63,228
Vehicles	3-5	8,411	14,578
Construction in progress		1,771	2,063
Total property, plant and equipment		1,590,202	1,807,320
Accumulated depreciation		(1,288,312)	(1,417,324)
Total property, plant and equipment, net		$301,890	$389,996

	December 31, 2022	December 31, 2021
Accrued liabilities:
Accrued compensation	$34,358	$28,877
Accrued taxes, other than income taxes	2,873	2,944
Other	1,980	1,743
Total accrued liabilities	$39,211	$33,564

	December 31, 2022	December 31, 2021
Deferred revenue:
Contract liabilities	$991	$18,479

Deferred revenue consists of contract liabilities resulting from upfront payments related to the mobilization of mobile assets to service pipeline projects in our Canadian business segment. The decrease in deferred revenue from December 31, 2021 to December 31, 2022 was primarily due to the recognition of deferred revenue over the contracted terms of these pipeline projects in Canada.

8.ASSETS HELD FOR SALE

As of December 31, 2022, assets held for sale included certain assets in our U.S. and Canadian business segments. These assets were recorded at the estimated fair value less costs to sell, which exceeded or equaled their carry values.

As of December 31, 2021, assets held for sale included certain assets in our U.S. business segment and undeveloped land holdings in our Australia business segment. These assets were recorded at the estimated fair value less costs to sell, which exceeded their carrying values.

The following table summarizes the carrying amount as of December 31, 2022 and 2021 of the assets classified as held for sale (in thousands):

	December 31, 2022	December 31, 2021
Assets held for sale:
Property, plant and equipment, net	$8,653	$11,762
Total assets held for sale	$8,653	$11,762

9.GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill from December 31, 2020 to December 31, 2022 are as follows (in thousands):

	Canada	Australia	U.S.	Total
Goodwill as of December 31, 2020	$—	$8,729	$—	$8,729
Foreign currency translation	—	(525)	—	(525)
Goodwill as of December 31, 2021	$—	$8,204	$—	$8,204
Foreign currency translation	—	(532)	—	(532)
Goodwill as of December 31, 2022	$—	$7,672	$—	$7,672

The following table presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of December 31, 2022 and 2021 (in thousands):

	December 31,		December 31,
	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Customer relationships	$40,656	$(40,656)	$42,752	$(42,604)
Trade name	3,324	(3,324)	3,554	(3,554)
Contracts / agreements	149,356	(67,637)	159,051	(65,587)
Total amortizable intangible assets	$193,336	$(111,617)	$205,357	$(111,745)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Licenses	28	—	30	—
Total indefinite-lived intangible assets	28	—	30	—
Total intangible assets	$193,364	$(111,617)	$205,387	$(111,745)

The weighted average remaining amortization period for all intangible assets, other than indefinite-lived intangibles, was 15.0 years as of December 31, 2022 and 16.0 years as of December 31, 2021. Amortization expense was $5.9 million, $6.0 million and $14.1 million in the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the estimated remaining amortization of our amortizable intangible assets was as follows (in thousands):

Year Ending December 31,
2023	$5,494
2024	5,494
2025	5,494
2026	5,494
2027	5,494
Thereafter	54,249
Total	$81,719

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

The components of lease expense were $5.0 million, $5.9 million and $6.8 million under operating leases for the years ended December 31, 2022, 2021 and 2020, respectively. Included in the measurement of lease liabilities, we paid $5.3 million in cash related to operating leases during the year ended December 31, 2022. Right-of-use assets obtained in exchange for new lease obligations related to operating leases during the year ended December 31, 2022 were $2.3 million.

Supplemental balance sheet information related to leases were as follows (in thousands):

	December 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$15,722	$18,327

Other current liabilities	$3,792	$4,244
Operating lease liabilities	12,771	15,429
Total operating lease liabilities	$16,563	$19,673

Weighted average remaining lease term
Operating leases	4.8 years	5.1 years
Weighted average discount rate
Operating leases	5.4%	5.1%

Maturities of operating lease liabilities at December 31, 2022, were as follows (in thousands):

Year Ending December 31,
2023	$4,771
2024	4,358
2025	3,381
2026	2,734
2027	2,551
Thereafter	1,751
Total lease payments	19,546
Less imputed interest	2,983
Total	$16,563

11.DEBT

As of December 31, 2022 and 2021, long-term debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Canadian term loan; weighted average interest rate of 5.4% for the twelve-month period ended December 31, 2022	$29,532	$63,104
U.S. revolving credit facility; weighted average interest rate of 6.9% for the twelve-month period ended December 31, 2022	—	—
Canadian revolving credit facility; weighted average interest rate of 5.6% for the twelve-month period ended December 31, 2022	101,147	111,300
Australian revolving credit facility; weighted average interest rate of 4.3% for the twelve-month period ended December 31, 2022	1,358	726
	132,037	175,130
Less: Unamortized debt issuance costs	1,084	1,952
Total debt	130,953	173,178
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	28,448	30,576
Long-term debt, less current maturities	$102,505	$142,602

Scheduled maturities of long-term debt as of December 31, 2022 are as follows (in thousands):

Year Ending December 31,
2023	$29,532
2024	—
2025	102,505
$132,037

Credit Agreement

As of December 31, 2022, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.

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

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) acquisitions of margin stock; (iv) specified acquisitions; (v) certain restrictive agreements; (vi) transactions with affiliates; and (vii) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and our maximum net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio less than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of December 31, 2022.

Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of December 31, 2022, we had seven lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.5 million to $52.0 million. As of December 31, 2022, we had outstanding letters of credit of $0.3 million under the U.S facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.

12.ASSET RETIREMENT OBLIGATIONS

AROs at December 31, 2022 and 2021 were (in thousands):

	2022	2021
Asset retirement obligations	$18,113	$13,745
Less: Asset retirement obligations due within one year (1)	4,550	564
Long-term asset retirement obligations	$13,563	$13,181

(1)	Classified as a current liability on the consolidated balance sheets, under the caption “Other current liabilities.” Balance at December 31, 2022 related to remediation work planned for 2023.

Total accretion expense related to AROs was $1.8 million, $1.4 million and $1.5 million during the years ended December 31, 2022, 2021 and 2020, respectively.

During the years ended December 31, 2022, 2021 and 2020, our ARO changed as follows (in thousands):

	2022	2021	2020
Balance as of January 1	$13,745	$14,993	$18,796
Accretion of discount	1,830	1,429	1,526
Change in estimates of existing obligations	4,138	(763)	(3,961)
Settlement of obligations	(455)	(1,943)	(1,771)
Foreign currency translation	(1,145)	29	403
Balance as of December 31	$18,113	$13,745	$14,993

13.RETIREMENT PLANS

We sponsor various defined contribution plans. Participation in these plans is available to substantially all employees. A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will generally have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized as an employee benefit expense in profit or loss in the periods during which services are rendered by employees. We recognized expense of $8.2 million, $7.6 million and $6.8 million related to matching contributions under our various defined contribution plans during the years ended December 31, 2022, 2021 and 2020, respectively.

Canadian Retirement Savings Plan

We offer a defined contribution retirement plan to our Canadian employees. In Canada, we contribute, on a matched basis, an amount up to 5% of each Canadian based, salaried employee’s earnings (base salary plus annual incentive compensation) to the legislated maximum for a Deferred Profit Sharing Plan (DPSP). The maximum for 2022 was C$15,390. DPSP is a form of defined contribution retirement savings plan governed by Canadian federal tax legislation which provides for the deferral of tax on deposits and investment returns until removed from the plan to support retirement income. Employer contributions vest upon the completion of two years of service. Employee contributions are required in order to be eligible for the DPSP employer matching. Maximum employer matching (5% noted above) is attained with 6% employee contribution which would go into a Group Registered Retirement Savings Plan. The two plans work in tandem. Contributions to the “Retirement Savings Plan” for Canadian employees are subject to the annual maximum total registered savings limit of C$29,210 in 2022 as set out in the Canadian Tax Act.

Australian Retirement Savings Plan

Our Australian subsidiary contributes to various defined contribution plans for its employees in accordance with legislation governing the calculation of the Superannuation Guarantee Surcharge (SGC). SGC is contributed by the employer at a rate of 10.5% of the base salary of an employee, capped at the legislated maximum contribution base which is indexed annually.

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

Income tax expense (benefit). Pre-tax income (loss) for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in thousands):

	2022	2021	2020
Canada operations	$3,040	$2,498	$(137,239)
Foreign operations	7,692	3,375	(6,176)
Total	$10,732	$5,873	$(143,415)

The components of the income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 consisted of the following (in thousands):

	2022	2021	2020
Current:
Canada	$31	$141	$391
Foreign	194	165	96
Total	$225	$306	$487

Deferred:
Canada	$—	$—	$(8,941)
Foreign	4,177	3,070	(2,181)
Total	$4,177	$3,070	$(11,122)

Net income tax expense (benefit)	$4,402	$3,376	$(10,635)

The net income tax expense (benefit) differs from an amount computed at Canadian statutory rates as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	2022		2021		2020
Canadian federal tax benefit at statutory rates	$1,610	15.0%	$779	13.3%	$(21,512)	15.0%
Canadian provincial income tax	282	2.6%	215	3.7%	(12,718)	8.9%
Effect of foreign income tax, net	1,809	16.9%	1,189	20.2%	1,241	(0.9)%
Valuation allowance	153	1.4%	1,028	17.5%	(1,355)	0.9%
Noncontrolling interest	(562)	(5.2)%	—	—%	—	—%
Non-deductible goodwill impairment	—	—%	—	—%	22,984	(16.0)%
Non-deductible compensation	808	7.5%	526	9.0%	310	(0.2)%
Unrealized intercompany foreign currency translation gain	(250)	(2.3)%	(708)	(12.1)%	991	(0.7)%
Non-taxable Noralta representations and warranties claim	—	—%	—	—%	(1,132)	0.8%
Deemed income from foreign subsidiaries	331	3.1%	297	5.1%	240	(0.2)%
Other, net	221	2.0%	50	0.8%	316	(0.2)%
Net income tax expense (benefit)	$4,402	41.0%	$3,376	57.5%	$(10,635)	7.4%

Canadian Rate Change. As part of Alberta’s Recovery Plan, effective July 1, 2019, the government introduced a four-year graduated decrease in the income tax rate from 12% to 8% but subsequently accelerated the rate reduction to 8% effective July 1, 2020. As the impact of the full rate change was effectuated on our net deferred tax liability in 2020, the acceleration had no impact to our net deferred tax liability as of December 31, 2021 or December 31, 2022.

Deferred Tax Liabilities and Assets. The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss	$75,326	$93,512
Employee benefits	2,810	2,546
Deductible goodwill and other intangibles	48,432	51,977
Land	3,159	3,879
Other reserves	7,439	6,202
Operating lease liabilities	4,133	4,862
Capital losses	1,930	1,363
Other	2,303	1,636
Deferred tax assets	145,532	165,977
Valuation allowance	(82,905)	(85,351)
Deferred tax assets, net	$62,627	$80,626
Deferred tax liabilities:
Intangibles	$(20,098)	$(22,752)
Depreciation	(43,394)	(54,254)
Operating lease right-of-use assets	(3,913)	(4,516)
Deferred tax liabilities	(67,405)	(81,522)
Net deferred tax liabilities, net	$(4,778)	$(896)

At December 31, 2022 and 2021, we had no undistributed earnings of foreign subsidiaries that would be subject to income tax upon distribution to Canada from a foreign subsidiary. As such, as of December 31, 2022 and 2021, we did not provide for deferred taxes on any such earnings of our foreign subsidiaries.

NOL Carryforwards. The following table summarizes net operating loss (NOL) carryforwards at December 31, 2022 (in thousands):

	Amount	Expiration Period
Net operating loss carryforwards:
Canada – Federal and provincial	$161,312	Begins to expire in 2035
Australia	52,650	Does not expire
U.S. – Federal	36,030	Begins to expire in 2036
U.S. – Federal	30,782	Does not expire
U.S. – State, tax effected	6,319	Begins to expire in 2023

Change in Valuation Allowance. Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future.

Changes in our valuation allowance for the years ended December 31, 2022 and 2021 are as follows (in thousands):

Balance as of December 31, 2020	$(88,251)
Change in income tax provision	(1,028)
Other change	656
Foreign currency translation	3,272
Balance as of December 31, 2021	(85,351)
Change in income tax provision	(153)
Other change	(1,178)
Foreign currency translation	3,777
Balance as of December 31, 2022	$(82,905)

As of each reporting date, management considers new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of December 31, 2022, management determined that there is not sufficient evidence to conclude that it is more likely than not that the Canadian and U.S. net deferred tax assets are realizable, therefore we have maintained the valuation allowance in both of these jurisdictions. As of December 31, 2022, management determined that there is not sufficient evidence to conclude that it is more likely than not that the Australia deferred tax assets related to certain capital assets are realizable, therefore we have maintained a partial valuation allowance in Australia.

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

Our Canadian federal tax returns subsequent to 2017 are subject to audit by the Canada Revenue Agency. Our Australian subsidiary’s federal income tax returns subsequent to 2017 are open for review by the Australian Taxation Office. Our U.S. subsidiary’s federal tax returns subsequent to 2018 are subject to audit by the U.S. Internal Revenue Service.

The total amount of unrecognized tax benefits as of December 31, 2022, 2021 and 2020 was zero. Unrecognized tax benefits, if recognized, would affect the effective tax rate. We accrue interest and penalties, if applicable, related to unrecognized tax benefits as a component of our provision for income taxes. As of December 31, 2022, 2021 and 2020, we had accrued zero of interest expense and penalties.

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

16.PREFERRED SHARES

As further discussed in Note 21 – Acquisitions, on April 2, 2018, we issued 9,679 Series A preferred shares as part of the acquisition of Noralta Lodge Ltd. (Noralta Acquisition). The Series A preferred shares had an initial liquidation preference of $10,000 per share. Holders of the Series A preferred shares were entitled to receive a 2% annual dividend on the liquidation preference paid quarterly in cash or, at our option, by increasing the Series A preferred shares’ liquidation preference or any combination thereof. During the fourth quarter of 2018, 637 Series A preferred shares initially held in escrow to support certain obligations of the Noralta Acquisition were released. On October 30, 2022, 3,617 Series A preferred shares were repurchased from the holders for approximately $30.6 million, which included accrued dividends of under $0.1 million. On December 13, 2022, the holders of the Series A preferred shares elected to convert the remaining 5,425 Series A preferred shares outstanding into 1,504,539 common shares. As of December 31, 2022, we had no Series A preferred shares outstanding.

During the years ended December 31, 2022, 2021 and 2020, we recognized preferred dividends on the Series A preferred shares as follows (in thousands):

	2022	2021	2020
In-kind dividends	$1,706	$1,925	$1,887
Cash dividend on repurchased preferred shares	65	—	—
Total preferred dividends	$1,771	$1,925	$1,887

The Board of Directors elected to pay the dividends beginning June 30, 2018 through December 12, 2022 through an increase in the liquidation preference rather than in cash. The paid-in-kind dividend of $1.7 million, $1.9 million and $1.9 million is included in Preferred dividends on the accompanying consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively. On December 13, 2022, the holders of the Series A preferred shares converted all outstanding Series A preferred shares into common shares. Following such conversion, no further dividends are required to be paid.

17.COMMON SHARE REPURCHASES

In August 2021, our Board of Directors authorized a common share repurchase program (the 2021 Share Repurchase Program) to repurchase up to 5.0% of our total common shares which were issued and outstanding, or approximately 715,000 common shares, over a twelve month period. In August 2022, our Board of Directors authorized a new common share repurchase program (the 2022 Share Repurchase Program) to repurchase up to 5.0% of our total common shares which are issued and outstanding, or approximately 685,000 common shares, over a twelve month period. The 2022 Share Repurchase Program and the 2021 Share Repurchase Program are collectively referred to as the "Share Repurchase Programs."

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

Pursuant to our 2021 Share Repurchase Program, during the year ended December 31, 2022, we repurchased an aggregate of 123,882 of our common shares outstanding at a weighted average price of $28.54 per share, for a total of approximately $3.5 million. We repurchased an aggregate of 341,061 of our common shares outstanding at a weighted average price of $23.98 per share for a total cost of $8.2 million during the twelve month period comprising the 2021 Share Repurchase Program. We have not repurchased any shares under the 2022 Share Repurchase Program as of December 31, 2022.

In addition to the shares repurchased pursuant to the 2021 Share Repurchase Program, we repurchased 374,753 common shares from a shareholder for approximately $10.7 million during the three months ended September 30, 2022.

18.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $23.3 million from $361.9 million at December 31, 2021 to $385.2 million at December 31, 2022, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during 2022 were primarily driven by the Australian dollar and Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$189 million and A$232 million, respectively, at December 31, 2022.

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

Share-based compensation expense recognized in the years ended December 31, 2022, 2021 and 2020 totaled $14.9 million, $9.9 million and $8.4 million, respectively. Share-based compensation expense is reflected in Selling, general and administrative expense in our consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for share based compensation arrangements was approximately $0.8 million, $0.5 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Options to Purchase Common Shares

No options were awarded in 2022, 2021 or 2020. The following table presents the changes in stock options outstanding and related information for our employees during the years ended December 31, 2022, 2021 and 2020:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Contractual Life (Years)	Intrinsic Value (Thousands)
Outstanding Options at December 31, 2019	12,143	$215.59	2.3	$—
Forfeited / Expired	(1,817)	197.16
Outstanding Options at December 31, 2020	10,326	$218.83	1.4	$—
Forfeited / Expired	(8,414)	216.78
Outstanding Options at December 31, 2021	1,912	$227.85	1.2	$—
Forfeited / Expired	(382)	221.16
Outstanding Options at December 31, 2022	1,530	$229.52	0.3	$—

Exercisable Options at December 31, 2020	10,326	$218.83	1.4	$—
Exercisable Options at December 31, 2021	1,912	$227.85	1.2	$—
Exercisable Options at December 31, 2022	1,530	$229.52	0.3	$—
As no options were exercised in the last three years, the total intrinsic value of options exercised by our employees during 2022, 2021 and 2020 was zero. Additionally, the tax benefits realized for the tax deduction from options exercised during 2022, 2021 and 2020 totaled zero.

At December 31, 2022, unrecognized compensation cost related to options was zero.

The following table summarizes information for outstanding options of our employees at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2022	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2022	Weighted Average Exercise Price
$209.76	956	0.1	$209.76	956	$209.76
$262.44	574	0.6	$262.44	574	$262.44
$209.76 - 262.44	1,530	0.3	$229.52	1,530	$229.52

Restricted Share Awards/ Restricted Share Units/ Deferred Share Awards

The following table presents the changes in restricted share awards, restricted share units and deferred share awards outstanding and related information for our employees and non-employee directors during the years ended December 31, 2022, 2021 and 2020:

	Number of Awards/Units	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2019	306,796	$34.31
Granted	1,906	4.95
Vested	(186,551)	33.78
Forfeited	(17,060)	35.26
Nonvested shares at December 31, 2020	105,091	$34.56
Granted	59,027	17.58
Vested	(77,304)	35.76
Forfeited	(1,957)	30.36
Nonvested shares at December 31, 2021	84,857	$21.76
Granted	40,465	25.64
Vested	(86,290)	21.83
Nonvested shares at December 31, 2022	39,032	25.62

The weighted average grant date fair value per share for restricted share awards, restricted share units and deferred share awards granted during 2022, 2021 and 2020 was $25.64, $17.58 and $4.95, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards vested during 2022, 2021 and 2020 was $2.1 million, $1.5 million and $2.6 million, respectively. At December 31, 2022, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.4 million, which is expected to be recognized over a weighted average period of 0.4 years.

Phantom Share Awards

Each phantom share award is equal in value to one common share. Upon vesting, each recipient will receive a lump sum cash payment equal to the fair market value of a common share on the respective vesting date. These awards are accounted for as a liability that is remeasured at each reporting date until paid.

The following table presents the changes in phantom share awards outstanding and related information for our employees during the years ended December 31, 2022, 2021 and 2020:

Number of Awards
Nonvested shares at December 31, 2019	134,128
Granted	413,569
Vested	(55,977)
Forfeited	(33,545)
Nonvested shares at December 31, 2020	458,175
Granted	351,853
Vested	(163,499)
Forfeited	(27,081)
Nonvested shares at December 31, 2021	619,448
Granted	332,608
Vested	(269,488)
Forfeited	(27,558)
Nonvested shares at December 31, 2022	655,010

At December 31, 2022, the balance of the liability for the phantom share awards was $9.5 million.  For the years ended December 31, 2022, 2021 and 2020, we made phantom share cash payments of $6.0 million, $3.1 million and $0.9 million, respectively. At December 31, 2022, unrecognized compensation cost related to phantom shares was $11.6 million, as remeasured at December 31, 2022, which is expected to be recognized over a weighted average period of 1.7 years. The weighted average grant date fair value per share of phantom shares granted during the years ended December 31, 2022, 2021 and 2020 was $21.97, $19.80 and $15.84, respectively.

Performance Share Awards

We grant performance awards, which cliff vest in three years subject to attainment of applicable performance criteria. Awards granted in 2022 will be earned in amounts between 0% and 200% of the participant’s target performance share award, based equally on (1) the payout percentage associated with Civeo’s relative TSR rank among a peer group that includes 17 other companies and (2) the payout percentage associated with Civeo's cumulative operating cash flow over the performance period relative to a preset target. Awards granted in 2021 are earned in amounts between 0% and 200% of the participant’s target performance share award, based on (1) the payout percentage associated with Civeo’s relative TSR rank among a peer group that includes 17 other companies and (2) the payout percentage associated with Civeo's cumulative free cash flow over the performance period relative to a preset target. The portion of the performance awards tied to cumulative operating cash flow and free cash flow includes a performance-based vesting requirement. The fair value of these awards is based on the closing market price of our common shares on the date of grant. We evaluate the probability of achieving the performance criteria throughout the performance period and will adjust share-based compensation expense based on the number of shares expected to vest based on our estimate of the most probable performance outcome.

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

No performance share awards were granted in 2020.

	2022	2021
Risk-free weighted interest rate	1.7%	0.2%
Expected volatility	78.0%	83.0%
Initial TSR	14.1%	27.1%

The following table presents the changes in performance share awards outstanding and related information for our employees during the year ended December 31, 2022, 2021 and 2020:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2019	232,256	$55.27
Granted	—	—
Performance adjustment (1)	47,101	—
Vested	(109,904)	62.40
Forfeited	(17,141)	50.56
Nonvested shares at December 31, 2020	152,312	$52.86
Granted	129,754	26.86
Performance adjustment (2)	28,466	—
Vested	(93,922)	63.60
Forfeited	(1,296)	44.76
Nonvested shares at December 31, 2021	215,314	$33.97
Granted	122,555	27.69
Performance adjustment (3)	22,235	—
Vested	(107,795)	44.76
Forfeited	—	—
Nonvested shares at December 31, 2022	252,309	$29.81

(1)Related to 2017 performance share awards that vested in 2020, which were paid out at 175% based on Civeo's TSR rank.
(2)Related to 2018 performance share awards that vested in 2021, which were paid out at 150% based on Civeo's TSR rank.
(3)Related to 2019 performance share awards that vested in 2022, which were paid out at 126% based on Civeo's TSR rank.

During the years ended December 31, 2022, 2021 and 2020, we recognized compensation expense associated with performance share awards totaling $2.6 million, $2.4 million and $2.7 million, respectively. At December 31, 2022, unrecognized compensation cost related to performance share awards was $4.0 million, which is expected to be recognized over a weighted average period of 1.8 years.

20.SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years ended December 31, 2022, 2021 and 2020 for interest and income taxes was as follows (in thousands):

	2022	2021	2020
Interest (net of amounts capitalized)	$9,226	$9,991	$12,597
Net income taxes paid, net of refunds received	220	334	600

21.ACQUISITIONS

Noralta

On April 2, 2018, we acquired the equity of Noralta. As a result of the Noralta Acquisition, we expanded our existing accommodations business in the Canadian oil sands market. The total consideration, which is subject to adjustment in accordance with the terms of the definitive agreement, included (i) C$207.7 million (or approximately US$161.2 million) in cash, subject to customary post-closing adjustments for working capital, indebtedness and transactions expenses, (ii) 2.7 million of our common shares, of which 1.1 million shares are held in escrow and will be released based on certain conditions related to Noralta customer contracts remaining in place, and (iii) 9,679 Series A preferred shares with an initial liquidation preference of $96.8 million and initially convertible into 2.4 million of our common shares. We funded the cash consideration with cash on hand and borrowings under our revolving credit facility.

During the second quarter of 2022 and 2021, 0.4 million shares and 0.4 million shares, respectively, were released to the sellers from an escrow established to cover conditions related to Noralta customer contracts remaining in place. During the second quarter of 2020, $5.0 million in cash was released to us from escrow to cover certain agreed upon indemnification claims. As a result of this settlement, we recorded $4.7 million in Other income on the accompanying consolidated statement of operations for the year ended December 31, 2020.

22.SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada, Australia and the U.S., which represent our strategic focus on hospitality services and workforce accommodations.

Financial information by business segment for each of the three years ended December 31, 2022, 2021 and 2020 is summarized in the following table (in thousands):

	Total Revenues	Depreciation and amortization	Operating (loss) income	Capital expenditures	Total assets
2022
Canada	$395,997	$55,503	$17,023	$11,588	$726,640
Australia	278,252	30,521	14,731	12,757	198,795
U.S.	22,803	1,148	(8,330)	1,015	10,465
Corporate and eliminations	—	42	(6,406)	61	(369,716)
Total	$697,052	$87,214	$17,018	$25,421	$566,184

2021
Canada	$321,378	$47,253	$12,816	$6,747	$764,519
Australia	251,074	33,110	7,303	6,823	226,318
U.S.	22,011	2,060	(8,869)	1,484	22,595
Corporate and eliminations	—	678	(5,198)	517	(340,698)
Total	$594,463	$83,101	$6,052	$15,571	$672,734

2020
Canada	$269,649	$52,009	$(146,435)	$2,201	$720,482
Australia	234,542	40,747	27,804	5,470	281,180
U.S.	25,538	3,240	(23,151)	1,557	26,801
Corporate and eliminations	—	551	(5,406)	855	(287,610)
Total	$529,729	$96,547	$(147,188)	$10,083	$740,853

Financial information by geographic segment as of and for each of the three years ended December 31, 2022, 2021 and 2020, is summarized below (in thousands). Revenues in the U.S. include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Long-lived assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	Canada	Australia	U.S. and Other	Total
2022
Revenues from unaffiliated customers	$395,997	$278,252	$22,803	$697,052
Long-lived assets	263,112	144,489	5,034	412,635

2021
Revenues from unaffiliated customers	$321,378	$251,074	$22,011	$594,463
Long-lived assets	325,160	177,607	12,774	515,541

2020
Revenues from unaffiliated customers	$269,649	$234,542	$25,538	$529,729
Long-lived assets	368,636	229,629	23,375	621,640

23.VALUATION ACCOUNTS

Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged (Reduction) to Costs and Expenses	Deductions (Net of Recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2022:
Allowance for credit losses on accounts receivable	$361	$115	$(162)	$(15)	$299
Valuation allowance for deferred tax assets	85,351	153	1,178	(3,777)	82,905

Year Ended December 31, 2021:
Allowance for credit losses on accounts receivable	$275	$131	$(30)	$(15)	$361
Valuation allowance for deferred tax assets	88,251	1,028	(656)	(3,272)	85,351

Year Ended December 31, 2020:
Allowance for credit losses on accounts receivable	$253	$46	$(44)	$20	$275
Valuation allowance for deferred tax assets	84,503	(1,355)	(1,663)	6,766	88,251