Form 10-Q
period 2023-03-31
Civeo Corp
filed 2023-04-28
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Large Accelerated Filer	☐	Accelerated Filer	☒	Emerging Growth Company	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The Registrant had 15,049,360 common shares outstanding as of April 24, 2023.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Service and other	$167,377	$159,570
Rental	21	5,260
Product	193	848
	167,591	165,678
Costs and expenses:
Service and other costs	133,392	120,850
Rental costs	35	4,392
Product costs	87	601
Selling, general and administrative expenses	16,190	15,213
Depreciation and amortization expense	21,662	20,127
Other operating expense	129	258
	171,495	161,441
Operating income (loss)	(3,904)	4,237

Interest expense	(3,656)	(2,468)
Interest income	32	—
Other income	2,450	1,696
Income (loss) before income taxes	(5,078)	3,465
Income tax expense	(1,233)	(1,557)
Net income (loss)	(6,311)	1,908
Less: Net income attributable to noncontrolling interest	42	498
Net income (loss) attributable to Civeo Corporation	(6,353)	1,410
Less: Dividends attributable to Class A preferred shares	—	487
Net income (loss) attributable to Civeo common shareholders	$(6,353)	$923

Per Share Data (see Note 6)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$(0.42)	$0.06

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$(0.42)	$0.06

Weighted average number of common shares outstanding:
Basic	15,158	14,096
Diluted	15,158	14,219

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended March 31,
	2023	2022

Net income (loss)	$(6,311)	$1,908

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	(2,176)	8,012
Total other comprehensive income (loss), net of taxes	(2,176)	8,012

Comprehensive income (loss)	(8,487)	9,920
Less: Comprehensive income attributable to noncontrolling interest	40	538
Comprehensive income (loss) attributable to Civeo Corporation	$(8,527)	$9,382
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,366	$7,954
Accounts receivable, net	122,962	119,755
Inventories	7,379	6,907
Prepaid expenses	5,138	7,199
Other current assets	2,594	3,081
Assets held for sale	8,184	8,653
Total current assets	158,623	153,549

Property, plant and equipment, net	284,371	301,890
Goodwill	7,565	7,672
Other intangible assets, net	80,369	81,747
Operating lease right-of-use assets	15,059	15,722
Other noncurrent assets	5,176	5,604
Total assets	$551,163	$566,184

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$47,819	$51,087
Accrued liabilities	21,309	39,211
Income taxes	223	178
Current portion of long-term debt	21,485	28,448
Deferred revenue	3,993	991
Other current liabilities	8,387	8,342
Total current liabilities	103,216	128,257

Long-term debt, less current maturities	120,441	102,505
Deferred income taxes	5,874	4,778
Operating lease liabilities	12,005	12,771
Other noncurrent liabilities	17,450	14,172
Total liabilities	258,986	262,483

Shareholders’ Equity:
Preferred shares (Class A Series 1) no par value; 50,000,000 shares authorized	—	—
Common shares (no par value; 46,000,000 shares authorized, 15,416,035 shares and 15,584,176 shares issued, respectively, and 15,049,360 shares and 15,217,501 shares outstanding, respectively)	—	—
Additional paid-in capital	1,625,379	1,624,512
Accumulated deficit	(940,247)	(930,123)
Common shares held in treasury at cost, 366,675 and 366,675 shares, respectively	(9,063)	(9,063)
Accumulated other comprehensive loss	(387,361)	(385,187)
Total Civeo Corporation shareholders’ equity	288,708	300,139
Noncontrolling interest	3,469	3,562
Total shareholders’ equity	292,177	303,701
Total liabilities and shareholders’ equity	$551,163	$566,184

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2021	$61,941	$—	$1,582,442	$(912,951)	$(8,050)	$(361,883)	$1,612	$363,111
Net income	—	—	—	1,410	—	—	498	1,908
Currency translation adjustment	—	—	—	—	—	7,972	40	8,012
Dividends paid	—	—	—	—	—	—	(70)	(70)
Dividends attributable to Class A preferred shares	487	—	—	(487)	—	—	—	—
Common shares repurchased	—	—	—	(9)	—	—	—	(9)
Share-based compensation	—	—	1,032	—	(1,013)	—		19
Balance, March 31, 2022	$62,428	$—	$1,583,474	$(912,037)	$(9,063)	$(353,911)	$2,080	$372,971

Balance, December 31, 2022	$—	$—	$1,624,512	$(930,123)	$(9,063)	$(385,187)	$3,562	$303,701
Net income (loss)	—	—	—	(6,353)	—	—	42	(6,311)
Currency translation adjustment	—	—	—	—	—	(2,174)	(2)	(2,176)
Dividends paid	—	—	—	—	—	—	(133)	(133)
Common shares repurchased	—	—	—	(3,771)	—	—	—	(3,771)
Share-based compensation	—	—	867	—	—	—	—	867
Balance, March 31, 2023	$—	$—	$1,625,379	$(940,247)	$(9,063)	$(387,361)	$3,469	$292,177

	Preferred Shares	Common Shares (in thousands)
Balance, December 31, 2022	—	15,218
Share-based compensation	—	—
Common shares repurchased	—	(169)
Balance, March 31, 2023	—	15,049

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(6,311)	$1,908
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,662	20,127
Deferred income tax expense	1,189	1,491
Non-cash compensation charge	867	1,032
Gains on disposals of assets	(2,018)	(1,489)
Provision for credit losses, net of recoveries	(68)	(20)
Other, net	589	686
Changes in operating assets and liabilities:
Accounts receivable	(4,298)	(7,142)
Inventories	(535)	(623)
Accounts payable and accrued liabilities	(20,075)	(13,697)
Taxes payable	45	59
Other current and noncurrent assets and liabilities, net	9,311	(379)
Net cash flows provided by operating activities	358	1,953

Cash flows from investing activities:
Capital expenditures	(4,772)	(3,592)
Proceeds from dispositions of property, plant and equipment	2,265	2,364
Other, net	—	190
Net cash flows used in investing activities	(2,507)	(1,038)

Cash flows from financing activities:
Revolving credit borrowings	48,045	94,266
Revolving credit repayments	(30,315)	(86,586)
Term loan repayments	(7,389)	(8,003)
Repurchases of common shares	(3,771)	(9)
Taxes paid on vested shares	—	(1,013)
Net cash flows provided by (used in) financing activities	6,570	(1,345)

Effect of exchange rate changes on cash	(9)	571
Net change in cash and cash equivalents	4,412	141
Cash and cash equivalents, beginning of period	7,954	6,282

Cash and cash equivalents, end of period	$12,366	$6,423

Non-cash financing activities:
Preferred dividends paid-in-kind	$—	$487
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. We provide a suite of services for our guests, including lodging, catering and food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of these facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore producing regions, and our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. We operate in two principal reportable business segments – Canada and Australia.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this report to “dollars” or “$” are to U.S. dollars.

The accompanying unaudited consolidated financial statements of Civeo have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) has been condensed or omitted pursuant to those rules and regulations. The unaudited consolidated financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which Civeo considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of Civeo at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the 2022 financial information to conform to current year presentation.

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

The unaudited consolidated financial statements included in this report should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
2.REVENUE

The following table disaggregates our revenue by our two reportable segments: Canada and Australia and major categories for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Canada
Accommodation revenues	$64,228	$67,194
Mobile facility rental revenues	20,031	24,018
Food service and other services revenues	5,194	4,740
Total Canada revenues	89,453	95,952

Australia
Accommodation revenues	$40,599	$37,599
Food service and other services revenues	36,390	25,930
Total Australia revenues	76,989	63,529

Other
Other revenues	$1,149	$6,197
Total Other revenues	1,149	6,197

Total revenues	$167,591	$165,678

Our payment terms vary by the type and location of our customer and the products or services offered. The time between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of March 31, 2023, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2023	2024	2025	Thereafter	Total
Revenue expected to be recognized as of March 31, 2023	$130,325	$131,509	$101,967	$357,336	$721,137

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

As of March 31, 2023 and December 31, 2022, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. In addition, the estimated fair value of our assets held for sale is based upon Level 2 fair value measurements, which include appraisals and previous negotiations with third parties.

4.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2023 and December 31, 2022 is presented below (in thousands):

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	March 31, 2023	December 31, 2022
Accounts receivable, net:
Trade	$64,593	$65,563
Unbilled revenue	56,915	52,547
Other	1,817	1,944
Total accounts receivable	123,325	120,054
Allowance for credit losses	(363)	(299)
Total accounts receivable, net	$122,962	$119,755

	March 31, 2023	December 31, 2022
Inventories:
Finished goods and purchased products	$5,994	$5,538
Work in process	—	—
Raw materials	1,385	1,369
Total inventories	$7,379	$6,907

	Estimated Useful Life (in years)			March 31, 2023	December 31, 2022
Property, plant and equipment, net:
Land				$25,301	$25,528
Accommodations assets	3	—	15	1,458,372	1,464,476
Buildings and leasehold improvements	7	—	20	15,467	15,516
Machinery and equipment	4	—	7	12,127	11,775
Office furniture and equipment	3	—	7	62,954	62,725
Vehicles	3	—	5	8,554	8,411
Construction in progress				4,346	1,771
Total property, plant and equipment				1,587,121	1,590,202
Accumulated depreciation				(1,302,750)	(1,288,312)
Total property, plant and equipment, net				$284,371	$301,890

	March 31, 2023	December 31, 2022
Accrued liabilities:
Accrued compensation	$16,797	$34,358
Accrued taxes, other than income taxes	3,296	2,873
Other	1,216	1,980
Total accrued liabilities	$21,309	$39,211

	March 31, 2023	December 31, 2022
Contract liabilities (Deferred revenue):
Current contract liabilities (1)	$3,993	$991
Noncurrent contract liabilities (1)	2,972	—
Total contract liabilities (Deferred revenue)	$6,965	$991

(1)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our unaudited consolidated balance sheets.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The increase in deferred revenue from December 31, 2022 to March 31, 2023 was primarily due to a payment received from a customer for village enhancements in Australia, which we have the right to control and will recognize over the contracted terms.

5.ASSETS HELD FOR SALE

As of March 31, 2023 and December 31, 2022, assets held for sale included certain assets in our Canadian business segment and the U.S. These assets were recorded at the estimated fair value less costs to sell, which exceeded or equaled their carry values. During the first quarter of 2023, we sold the accommodation assets at our Louisiana location. The land at this location remains in assets held for sale as of March 31, 2023.

The following table summarizes the carrying amount as of March 31, 2023 and December 31, 2022 of the assets classified as held for sale (in thousands):

	March 31, 2023	December 31, 2022
Assets held for sale:
Property, plant and equipment, net	$8,184	$8,653
Total assets held for sale	$8,184	$8,653

6.EARNINGS PER SHARE

For the three months ended March 31, 2023, we calculated our basic earnings per share by dividing net income (loss) attributable to common shareholders, before allocation of earnings to participating earnings by the weighted average number of common shares outstanding. For diluted earnings per share, the basic shares outstanding are adjusted by adding all potentially dilutive securities.

For the three months ended March 31, 2022, a period during which we had participating securities in the form of Class A preferred shares, we used the two-class method to calculate basic and diluted earnings per share. The two-class method requires a proportional share of net income to be allocated between common shares and participating securities. The proportional share to be allocated to participating securities is determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities.

Basic earnings per share is computed under the two-class method by dividing the net income (loss) attributable to common shareholders, after allocation of earnings to participating earnings by the weighted average number of common shares outstanding during the period. Net income attributable to common shareholders, after allocation of earnings to participating earnings represents our net income reduced by an allocation of current period earnings to participating securities as described above. No such adjustment is made during periods with a net loss, as the adjustment would be anti-dilutive.

Diluted earnings per share is computed under the two-class method by dividing diluted net income (loss) attributable to common shareholders, after reallocation adjustment for participating securities by the weighted average number of common shares outstanding, plus, for periods with net income attributable to common stockholders, the potential dilutive effects of share-based awards. In addition, we calculate the potential dilutive effect of any outstanding dilutive security under both the two-class method and the “if-converted” method, and we report the more dilutive of the methods as our diluted earnings per share. We also apply the treasury stock method with respect to certain share-based awards in the calculation of diluted earnings per share, if dilutive.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to Civeo common shareholders, before allocation of earnings to participating securities	$(6,353)	$923
Less: income allocated to participating securities	—	(138)
Net income (loss) attributable to Civeo Corporation common shareholders, after allocation of earnings to participating securities	$(6,353)	$785
Add: undistributed income attributable to participating securities	—	138
Less: undistributed income reallocated to participating securities	—	(137)
Diluted net income (loss) attributable to Civeo Corporation common shareholders, after reallocation adjustment for participating securities	$(6,353)	$786

Denominator:
Weighted average shares outstanding - basic	15,158	14,096
Dilutive shares - share-based awards	—	123
Weighted average shares outstanding - diluted	15,158	14,219

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$(0.42)	$0.06

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$(0.42)	$0.06

(1)Computations may reflect rounding adjustments.

The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented (in millions of shares):

	Three Months Ended March 31,
	2023	2022
Share-based awards	0.1	0.1
Preferred shares	—	2.5

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
7.DEBT

As of March 31, 2023 and December 31, 2022, long-term debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Canadian term loan; weighted average interest rate of 7.9% for the three month period ended March 31, 2023	$22,167	$29,532

U.S. revolving credit facility; weighted average interest rate of 9.7% for the three month period ended March 31, 2023	—	—

Canadian revolving credit facility; weighted average interest rate of 7.9% for the three month period ended March 31, 2023	120,441	101,147

Australian revolving credit facility; weighted average interest rate of 6.2% for the three month period ended March 31, 2023	—	1,358
	142,608	132,037
Less: Unamortized debt issuance costs	682	1,084
Total debt	141,926	130,953
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	21,485	28,448
Long-term debt, less current maturities	$120,441	$102,505

Credit Agreement

As of March 31, 2023, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.
The Credit Agreement was amended effective March 31, 2023 to, among other things, change the benchmark interest rate for certain U.S. dollar-denominated loans in each of the Australian Revolving Facility, Canadian Revolving Facility, and U.S. Revolving Facility from London Inter-Bank Offered Rate to Term Secured Overnight Financing Rate (SOFR).
U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to the Term SOFR plus a margin of 3.00% to 4.00%, or a base rate plus 2.00% to 3.00%, in each case based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to a Bankers’ Acceptance Discount Rate (as defined in the Credit Agreement) based on the Canadian Dollar Offered Rate (CDOR) plus a margin of 3.00% to 4.00%, or a Canadian Prime rate plus a margin of 2.00% to 3.00%, in each case based on a ratio of our total net debt to Consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 3.00% to 4.00%, based on a ratio of our total net debt to Consolidated EBITDA. The future transition from CDOR as an interest rate benchmark is addressed in the Credit Agreement and at such time the transition from CDOR takes place, an alternate benchmark will be established based on the first alternative of the following, plus a benchmark replacement adjustment, Term Canadian Overnight Repo Rate Average (CORRA) and Compound CORRA.
The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) specified acquisitions; (iv) certain restrictive agreements; (v) transactions with affiliates; and (vi) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and our maximum net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio less than 2.00 to 1.00.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of March 31, 2023.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of March 31, 2023, we had seven lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.5 million to $52.0 million. As of March 31, 2023, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.
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
We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of March 31, 2023 and 2022, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended March 31, 2023 totaled $1.2 million, or (24.3)% of pretax income, compared to income tax expense of $1.6 million, or 44.9% of pretax income, for the three months ended March 31, 2022. Our effective tax rate for each of the three months ended March 31, 2023 and 2022 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

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

10.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $2.2 million from $385.2 million at December 31, 2022 to $387.4 million at March 31, 2023, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first three months of 2022 were primarily driven by the Australian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$174 million and A$223 million, respectively, at March 31, 2023.

11.SHARE REPURCHASE PROGRAMS

In August 2022 and August 2021, our Board of Directors (Board) authorized common share repurchase programs to repurchase up to 5.0% of our total common shares which were issued and outstanding, or approximately 685,000 common shares and 715,000 common shares, respectively, over a twelve month period.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
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

The following table summarizes our common share repurchases pursuant to our share repurchase programs (in thousands, except per share data).

	Three Months Ended March 31,
	2023	2022
Dollar-value of shares repurchased	$3,771	$9
Shares repurchased	168.7	0.5
Average price paid per share	$22.33	$18.47

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

Outstanding Awards

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended March 31, 2023 and 2022 totaled $0.3 million and $0.4 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended March 31, 2023 and 2022 was less than $0.1 million and $0.6 million, respectively.

At March 31, 2023, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.1 million, which is expected to be recognized over a weighted average period of 0.1 years.

Phantom Share Awards. On February 23, 2023, we granted 171,608 phantom share awards under the Civeo Plan, which vest in three equal annual installments beginning on February 23, 2024. We also granted 56,387 phantom share awards under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on February 23, 2024. Phantom share awards are settled in cash upon vesting.

During the three months ended March 31, 2023 and 2022, we recognized compensation expense associated with phantom shares totaling $1.8 million and $2.4 million, respectively. At March 31, 2023, unrecognized compensation cost related to phantom shares was $10.5 million, as remeasured at March 31, 2023, which is expected to be recognized over a weighted average period of 2.1 years.

Performance Awards. On February 23, 2023, we granted 85,837 performance awards under the Civeo Plan, which cliff vest in three years on February 23, 2026 subject to attainment of applicable performance criteria. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based equally on (i) the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group that includes 16 other companies and (ii) the payout percentage associated with Civeo's cumulative operating cash flow over the performance period relative to a preset target. The portion of the performance awards tied to cumulative operating cash flow includes a performance-based vesting requirement. We evaluate the probability of achieving the performance criteria throughout the performance period and will adjust share-based compensation expense based on the number of shares expected to vest based on our estimate of the most probable performance outcome.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

During the three months ended March 31, 2023 and 2022, we recognized compensation expense associated with performance share awards totaling $0.6 million and $0.6 million, respectively. The total fair value of performance share awards that vested during the three months ended March 31, 2023 and 2022 was zero and $2.4 million, respectively. At March 31, 2023, unrecognized compensation cost related to performance share awards was $6.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

13.SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada and Australia, which represent our strategic focus on hospitality services and workforce accommodations. Prior to the first quarter of 2023, we presented the U.S. operating segment as a separate reportable segment. Our operating segment in the U.S. no longer meets the reportable segment quantitative thresholds required by GAAP and is included below within the Corporate, other and eliminations category. Prior periods have been updated to be consistent with the presentation for the three months ended March 31, 2023.

Financial information by business segment for each of the three months ended March 31, 2023 and 2022 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended March 31, 2023
Canada	$89,453	$14,139	$(4,502)	$1,461	$710,884
Australia	76,989	7,547	4,897	3,025	192,432
Corporate, other and eliminations	1,149	(24)	(4,299)	286	(352,153)
Total	$167,591	$21,662	$(3,904)	$4,772	$551,163

Three months ended March 31, 2022
Canada	$95,952	$11,597	$4,038	$2,006	$773,257
Australia	63,529	7,957	6,135	1,216	226,680
Corporate, other and eliminations	6,197	573	(5,936)	370	(326,843)
Total	$165,678	$20,127	$4,237	$3,592	$673,094

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including the impact of COVID-19 and the response thereto and the volatility in the price of and demand for commodities, as well as our expectations about capital expenditures in 2023 and beliefs with respect to liquidity needs. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

In addition, in certain places in this quarterly report, we may refer to reports published by third parties that purport to describe trends or developments in the energy industry. We do so for the convenience of our shareholders and in an effort to provide information available in the market that will assist our investors in a better understanding of the market environment in which we operate. However, we specifically disclaim any responsibility for the accuracy and completeness of such information and undertake no obligation to update such information.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and the notes to those statements included elsewhere in this quarterly report on Form 10-Q.
Overview and Macroeconomic Environment
We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase; and (2) the operations or production phase. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure, as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by natural resource production, maintenance and operation of those facilities as well as expansion of those sites. In general, industry capital spending programs are based on the outlook for commodity prices, economic growth, global commodity supply/demand, estimates of resource production and the expectations of our customers' shareholders. As a result, demand for our hospitality services is largely sensitive to expected commodity prices, principally related to oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore, and the resultant impact of these commodity price expectations on customers' spending. Other factors that can affect our business and financial results include the general global economic environment, including inflationary pressures, supply chain disruptions and labor shortages, volatility affecting the banking system and financial markets, and regulatory changes in Canada, Australia, the U.S. and other markets, including governmental measures introduced to fight climate change.
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
During 2022 and into 2023, increasing inflationary pressures and supply chain disruptions have been, and are being, experienced worldwide. Price increases resulting from inflation and supply chain concerns have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. We are managing inflation risk with negotiated service scope changes and contractual protections.
In addition to the macro inflationary impacts on labor costs noted above, during the COVID-19 pandemic, we were, and continue to be, impacted by increased staff costs as a result of hospitality labor shortages in Australia as government-imposed and voluntary social distancing and quarantining impacted travel. This labor shortage has been exacerbated by significantly reduced migration in and around Australia affecting labor availability, which has subsequently led to an increased reliance on more expensive temporary labor resources.
Since historic lows in early 2020 during the start of the COVID-19 pandemic, global oil prices increased in late 2020 and throughout 2021 primarily due to improved global oil demand and lagging global oil supply due to oil production discipline from publicly traded oil producers and OPEC+ countries. These supply/demand dynamics continued in 2022 and were exacerbated by the ongoing conflict between Russia/Ukraine and related sanctions on Russia, as well as actions taken by OPEC+ to adjust production levels, which decreased global fossil fuel supply even further. This led to a significant increase in global oil prices to above $100 per barrel in the second quarter of 2022. Severe inflation and rising interest rates in the second half of 2022 led to concerns of an economic recession and lower oil demand which resulted in decreased oil prices through the remainder of 2022 and into early 2023. In an effort to support the price of oil amidst demand concerns, OPEC+ announced additional oil production cuts in April 2023.
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
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile assets and to improve take-away capacity for Canadian oil sands producers over the longer term. The Enbridge Line 3 replacement project was completed at the end of 2021 and the Trans Mountain Pipeline (TMX) is currently under construction and continues to progress towards completion. TMX recently announced that the project is close to 80% complete, with mechanical completion expected to occur at the end of 2023, and the pipeline is expected to be in-service in the first quarter of 2024.
WCS prices in the first quarter of 2023 averaged $56.61 per barrel compared to an average of $82.04 in the first quarter of 2022. The WCS Differential decreased from $27.62 per barrel at the end of the fourth quarter of 2022 to $14.31 at the end of the first quarter of 2023. As of April 24, 2023, the WTI price was $64.11 and the WCS price was $78.76, resulting in a WCS Differential of $14.65.
Although oil prices reached multi-year highs in the first half of 2022, they fluctuated through the second half of 2022 and into the first quarter of 2023. There is continued uncertainty around commodity price levels, including the impact of inflationary pressures, actions taken by OPEC+ to adjust production levels, geopolitical events such as the ongoing Russia/Ukraine conflict, and regulatory implications on such prices, which could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets.
We have agreed to not renew an expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which expires in June 2023, ten years earlier than originally expected, in order to support our customer’s intent to mine the land where the lodge is located. In addition, the accompanying hospitality services contract at McClelland Lake Lodge expires in June 2023. Based on ongoing discussions with customers in the region, our current assessment is there are no commercially viable opportunities that support the reinstallation of these assets in a different location within the Regional Municipality of Wood Buffalo. Accordingly, we intend to market these assets for new opportunities within Canada and the U.S. Based on our knowledge and understanding of the marketplace, we believe there is demand for these assets for sale or redeployment. Should our marketing efforts fail to identify an economic alternative, other options will be considered. Revenues for the full year 2022 associated with our McClelland Lake Lodge were approximately C$60 million. We expect to have further clarity on potential sales or redeployment opportunities for these assets as we move through 2023.
British Columbia, Canada. Our Sitka Lodge supports the LNG Canada project and related pipeline projects (see discussion below). From a macroeconomic standpoint, LNG demand has continued to grow, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. The conflict between Russia/Ukraine has further highlighted the need for secure natural gas supply globally, particularly in Europe. Accordingly, additional investment in LNG supply will be needed to meet the resulting expected long-term LNG demand growth.
Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve designated portions of the related pipeline construction activity. While our current expectation is that our contracted commitments associated with the CGL pipeline project will be completed in the second half of 2023, any new delays in facility or pipeline construction may result in extensions to these dates.
Australia. In Australia, 84% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the level of global steel production, which decreased by 0.1% during the first three months of 2023 compared to the same period in 2022. The decrease was the result of weakness in the Chinese residential sector and slowing global growth due to inflationary pressures. As of April 24, 2023, met coal spot prices were $257.90 per tonne. Steel output is forecast to improve marginally through 2024, with large infrastructure rollouts in a number of major economies including the U.S. and India.

Following historic highs in early 2022, met coal prices have since stabilized and were further supported in early 2023 with seasonal weather-related supply interruptions in Australia. Analysts forecast met coal prices to face downward pressure through the second half of 2023 with supply recovery and weaker demand sentiment impacted by the global financial markets. Downward pressure on prices could accelerate in the short term if demand in China worsens.

Civeo's activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  Iron ore prices fluctuated in the second half of 2022 and have since stabilized in early 2023. As of April 21, 2023, iron ore spot prices were $110.82 per tonne. Analysts anticipate that infrastructure-led construction activity in China will gradually improve and continue to support more stable prices. Analysts forecast pricing in 2023 to remain between $100 and $115.

Other. In the first quarter of 2023, we sold our Acadian Acres lodge assets. In addition, in the second half of 2022, we sold both our wellsite services and our offshore businesses. Our remaining U.S. business supports completion activity in the Bakken. U.S. oil completion activity will continue to be impacted by oil prices, pipeline capacity, federal energy policies and availability of capital to support exploration and production completion plans.

Recent Commodity Prices. Recent WTI crude, WCS crude, met coal and iron ore pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)
Second Quarter through April 24, 2023	$80.43	$65.28	$281.04	$116.79
3/31/2023	75.96	56.61	341.08	117.08
12/31/2022	82.82	54.72	276.19	94.93
9/30/2022	91.63	70.70	252.63	99.21
6/30/2022	108.77	92.89	464.61	128.80
3/31/2022	95.17	82.04	474.83	129.46

(1)Source: WTI crude prices are from U.S. Energy Information Administration, WCS crude prices and iron ore prices are from Bloomberg and hard coking coal prices are from IHS Markit.

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

	Three Months Ended March 31,
	2023	2022	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.740	$0.790	($0.05)	(6.3)%
Average Australian dollar to U.S. dollar	$0.684	$0.724	($0.04)	(5.5)%

	As of
	March 31, 2023	December 31, 2022	Change	Percentage
Canadian dollar to U.S. dollar	$0.739	$0.738	$0.00	0.1%
Australian dollar to U.S. dollar	$0.670	$0.679	($0.01)	(1.4)%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the global economy, commodity prices, demand for crude oil, met coal, LNG and iron ore, inflation and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2023 capital expenditures will be in the range of approximately $45 million to $50 million, compared to 2022 capital expenditures of $25.4 million. The $20 million increase relates to village enhancements in Australia, for which our customer will reimburse us, resulting in a net neutral cash flow impact in 2023. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity.

See “Liquidity and Capital Resources” below for further discussion of our 2023 capital expenditures.

Results of Operations
Unless otherwise indicated, discussion of results for the three months ended March 31, 2023, is based on a comparison to the corresponding period of 2022.
Results of Operations – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	Change

	($ in thousands)
Revenues
Canada	$89,453	$95,952	$(6,499)
Australia	76,989	63,529	13,460
Other	1,149	6,197	(5,048)
Total revenues	167,591	165,678	1,913
Costs and expenses
Cost of sales and services
Canada	73,905	75,206	(1,301)
Australia	58,308	44,514	13,794
Other	1,301	6,123	(4,822)
Total cost of sales and services	133,514	125,843	7,671
Selling, general and administrative expenses	16,190	15,213	977
Depreciation and amortization expense	21,662	20,127	1,535
Other operating expense	129	258	(129)
Total costs and expenses	171,495	161,441	10,054
Operating income (loss)	(3,904)	4,237	(8,141)

Interest expense, net	(3,624)	(2,468)	(1,156)
Other income	2,450	1,696	754
Income (loss) before income taxes	(5,078)	3,465	(8,543)
Income tax expense	(1,233)	(1,557)	324
Net income (loss)	(6,311)	1,908	(8,219)
Less: Net income attributable to noncontrolling interest	42	498	(456)
Net income (loss) attributable to Civeo Corporation	(6,353)	1,410	(7,763)
Less: Dividends attributable to preferred shares	—	487	(487)
Net income (loss) attributable to Civeo common shareholders	$(6,353)	$923	$(7,276)

We reported net loss attributable to Civeo for the quarter ended March 31, 2023 of $6.4 million, or $0.42 per diluted shares compared to net income attributable to Civeo for the quarter ended March 31, 2022 of $0.9 million, or $0.06 per diluted share.
Revenues. Consolidated revenues increased $1.9 million, or 1%, in the first quarter of 2023 compared to the first quarter of 2022. This increase was primarily due to (i) increased occupancy at our Civeo owned villages in the Australian Bowen and Gunnedah Basins, (ii) increased activity at our integrated services villages in Western Australia and (iii) higher billed rooms at our Canadian lodges. These items were partially offset by (i) lower average daily rates at our Canadian lodges largely due to occupancy mix, (ii) decreased mobile asset activity from pipeline projects in Canada, (iii) reduced activity in the U.S. operations due to the sale of our wellsite and offshore businesses in the second half of 2022 and (iv) a weaker Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2023 compared to the first quarter of 2022. See the discussion of segment results of operations below for further information.
Cost of Sales and Services. Our consolidated cost of sales and services increased $7.7 million, or 6%, in the first quarter of 2023 compared to the first quarter of 2022. This increase was primarily due to (i) increased occupancy at our Civeo owned villages in the Australian Bowen and Gunnedah Basins, (ii) increased activity at our integrated services villages in Western Australia, (iii) higher billed rooms at our Canadian lodges and (iv) increased operating costs due to inflationary pressures in Canada and Australia. These items were partially offset by (i) reduced activity in the U.S. operations due to the sale of our wellsite and offshore businesses in the second half of 2022 and (ii) a weaker Australian and Canadian dollar relative to the U.S.

dollar in the first quarter of 2023 compared to the first quarter of 2022. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense increased $1.0 million, or 6%, in the first quarter of 2023 compared to the first quarter of 2022. This increase was primarily due to higher compensation expense and information technology expense. The increase in compensation expense was primarily due to increased staff and recruitment costs. The increase in information technology expense was related to ongoing investment in our newly implemented human capital management (HCM) system and set-up costs incurred in a cloud computing arrangement for the HCM system, which are being amortized through SG&A expense instead of depreciation and amortization expense. These items were partially offset by lower share-based compensation expense and a weaker Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2023 compared to the first quarter of 2022. The decrease in share-based compensation expense was due to a relative decrease in our stock price during 2023 compared to 2022.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.5 million, or 8%, in the first quarter of 2023 compared to the first quarter of 2022. The increase was primarily due to shortening the useful lives on certain assets in Canada, including the McClelland Lake Lodge. This was partially offset by lower depreciation and amortization expense due to a weaker Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2023 compared to the first quarter of 2022 and the sale of our wellsite and offshore businesses in the U.S. in the second half of 2022.
Operating Income. Consolidated operating income decreased $8.1 million, or 192%, in the first quarter of 2023 compared to the first quarter of 2022, primarily due to increased operating costs due to inflationary pressures in Canada and Australia and reduced mobile asset activity in Canada in the first quarter of 2023 compared to the first quarter of 2022.
Interest Expense, net. Net interest expense increased by $1.2 million, or 47%, in the first quarter of 2023 compared to the first quarter of 2022, primarily related to higher interest rates on credit facility borrowings during 2023 compared to 2022, partially offset by lower average debt levels on credit facility borrowings.

Other Income. Consolidated other income increased $0.8 million in the first quarter of 2023 compared to the first quarter of 2022 primarily due to higher gain on the sale of assets related to the sale of our Acadian Acres accommodation assets in the U.S. in the first quarter of 2023 compared to the first quarter of 2022.

Income Tax (Expense) Benefit. Our income tax expense for the three months ended March 31, 2023 totaled $1.2 million, or (24.3)% of pretax income, compared to an income tax expense of $1.6 million, or 44.9% of pretax income, for the three months ended March 31, 2022. Our effective tax rate for each of the three months ended March 31, 2023 and 2022 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Other Comprehensive (Loss) Income. Other comprehensive loss increased $10.2 million in the first quarter of 2023 compared to the first quarter of 2022, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar remained constant in the first quarter of 2023 compared to a 1% increase in the first quarter of 2022. The Australian dollar exchange rate compared to the U.S. dollar decreased 1% in the first quarter of 2023 compared to a 3% increase in the first quarter of 2022.

Segment Results of Operations – Canadian Segment

	Three Months Ended March 31,
	2023	2022	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$64,228	$67,194	$(2,966)
Mobile facility rental revenue (2)	20,031	24,018	(3,987)
Food service and other services revenue (3)	5,194	4,740	454
Total revenues	$89,453	$95,952	$(6,499)

Cost of sales and services ($ in thousands)
Accommodation cost	$52,098	$53,127	$(1,029)
Mobile facility rental cost	14,502	14,884	(382)
Food service and other services cost	4,774	4,359	415
Indirect other costs	2,531	2,836	(305)
Total cost of sales and services	$73,905	$75,206	$(1,301)

Gross margin as a % of revenues	17.4%	21.6%	(4.2)%

Average daily rate for lodges (4)	$96	$106	$(10)

Total billed rooms for lodges (5)	642,796	635,555	7,241

Average Canadian dollar to U.S. dollar	$0.740	$0.790	$(0.050)

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

Our Canadian segment reported revenues in the first quarter of 2023 that were $6.5 million, or 7%, lower than the first quarter of 2022. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 6% in the first quarter of 2023 compared to the first quarter of 2022 resulted in a $6.0 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the revenue decrease was driven by (i) reduced mobile asset activity from pipeline projects and (ii) a lower average daily rate at our lodges due to occupancy mix and a tiered pricing structure at certain lodges that reduces at higher volumes. These items were partially offset by higher billed rooms at our lodges.

Our Canadian segment cost of sales and services decreased $1.3 million, or 2%, in the first quarter of 2023 compared to the first quarter of 2022. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 6% in the first quarter of 2023 compared to the first quarter of 2022 resulted in a $5.0 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the increase in cost of sales and services was driven by (i) increased occupancy at our lodges and (ii) increased operating costs due to inflationary pressures.

Our Canadian segment gross margin as a percentage of revenues decreased from 21.6% in the first quarter of 2022 to 17.4% in the first quarter of 2023. This was primarily driven by reduced margins at our lodges due to inflationary pressures and reduced margins from our mobile asset activity as certain higher margin components were recognized over the initial contract terms through late 2022, with 2023 representing continuing operations.

Segment Results of Operations – Australian Segment

	Three Months Ended March 31,
	2023	2022	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$40,599	$37,599	$3,000
Food service and other services revenue (2)	36,390	25,930	10,460
Total revenues	$76,989	$63,529	$13,460

Cost of sales and services ($ in thousands)
Accommodation cost	$20,318	$18,407	$1,911
Food service and other services cost	35,862	24,363	11,499
Indirect other cost	2,128	1,744	384
Total cost of sales and services	$58,308	$44,514	$13,794

Gross margin as a % of revenues	24.3%	29.9%	(5.7)%

Average daily rate for villages (3)	$78	$79	$(1)

Total billed rooms for villages (4)	522,713	474,474	48,239

Australian dollar to U.S. dollar	$0.684	$0.724	$(0.040)

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

Our Australian segment reported revenues in the first quarter of 2023 that were $13.5 million, or 21%, higher than the first quarter of 2022. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 5% in the first quarter of 2023 compared to the first quarter of 2022 resulted in a $4.6 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 28% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by increased occupancy at our Civeo owned villages in the Bowen Basin and Gunnedah Basin and higher activity for our integrated services business in Western Australia.

Our Australian segment cost of sales and services increased $13.8 million, or 31%, in the first quarter of 2023 compared to the first quarter of 2022. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 5% in the first quarter of 2023 compared to the first quarter of 2022 resulted in a $3.5 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services was largely driven by increased occupancy at our Bowen Basin and Gunnedah Basin owned villages and our integrated services business in Western Australia and increased operating costs due to inflationary pressures.

Our Australian segment gross margin as a percentage of revenues decreased to 24.3% in the first quarter of 2023 from 29.9% in the first quarter of 2022. This was primarily driven by an increased relative revenue contribution from our integrated services business, which has a service-only business model, and therefore generates lower overall gross margins than our accommodation business and increased operating costs due to inflationary pressures, partially offset by improved margins at Civeo owned villages in the Bowen and Gunnedah Basins as a result of increased occupancy.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our hospitality services, developing new lodges and villages, purchasing or leasing land, and for general working capital needs. In addition, capital has been used to repay debt, repurchase our common shares and preferred shares and fund strategic business acquisitions. In the future, capital may be required to move lodges from one site to another. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under our Credit Agreement and proceeds from equity issuances. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions or refinance debt.

The following table summarizes our consolidated liquidity position as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Lender commitments	$200,000	$200,000
Borrowings against revolving credit capacity	(120,441)	(102,505)
Outstanding letters of credit	(1,366)	(1,365)
Unused availability	78,193	96,130
Cash and cash equivalents	12,366	7,954
Total available liquidity	$90,559	$104,084

Cash totaling $0.4 million was provided by operations during the three months ended March 31, 2023, compared to $2.0 million provided by operations during the three months ended March 31, 2022. During the three months ended March 31, 2023 and 2022, $15.6 million and $21.8 million was used in working capital, respectively. The year-over-over decrease in working capital outflows in 2023 compared to 2022 is largely due to a payment received from a customer for village enhancements in Australia, partially offset by the timing of payments during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Cash was used in investing activities during the three months ended March 31, 2023 in the amount of $2.5 million, compared to cash used in investing activities during the three months ended March 31, 2022 in the amount of $1.0 million. The increase in cash used in investing activities was primarily due to higher capital expenditures. Capital expenditures totaled $4.8 million and $3.6 million during the three months ended March 31, 2023 and 2022, respectively. Capital expenditures in both periods were primarily related to maintenance. We received proceeds from the sale of property, plant and equipment of $2.3 million during the three months ended March 31, 2023 primarily related to the sale of our Acadian Acres accommodation assets in the U.S., compared to $2.4 million during the three months ended March 31, 2022 primarily related to the sale of undeveloped land holdings in Australia and various mobile assets in Canada.

We expect our capital expenditures for 2023 to be in the range of $45 million to $50 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts or commitments. Whether planned expenditures will actually be spent in 2023 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the transaction economics be attractive enough to us compared to the current capital allocation priorities of debt reduction and return of capital to shareholders. We continue to monitor the global economy, commodity prices, demand for crude oil, met coal, LNG and iron ore, inflation and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

Net cash of $6.6 million was provided by financing activities during the three months ended March 31, 2023 primarily due to net borrowings under our revolving credit facilities of $17.7 million, partially offset by term loan repayments of $7.4 million and repurchases of our common shares of $3.8 million. Net cash of $1.3 million was used in financing activities during the three months ended March 31, 2022 primarily due to term loan repayments of $8.0 million and $1.0 million used to settle tax obligations on vested shares under our share-based compensation plans, partially offset by net borrowings under our revolving credit facilities of $7.7 million.

The following table summarizes the changes in debt outstanding during the three months ended March 31, 2023 (in thousands):

Balance at December 31, 2022	$132,037
Borrowings under revolving credit facilities	48,045
Repayments of borrowings under revolving credit facilities	(30,315)
Repayments of term loans	(7,389)
Translation	230
Balance at March 31, 2023	$142,608

We believe that cash on hand and cash flow from operations will be sufficient to meet our anticipated liquidity needs for the next 12 months. If our plans or assumptions change, including as a result of changes in our customers' capital spending or changes in the price of and demand for natural resources, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Acquisitions have been, and our management believes acquisitions will continue to be, an element of our long-term business strategy. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances or may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders.

In August 2022, our Board authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 685,614 common shares, over a twelve month period. See Note 11 – Share Repurchase Programs to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Credit Agreement

As of March 31, 2023, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.

As of March 31, 2023, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.

See Note 7 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Dividends

The declaration and amount of all potential future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the Board deems relevant. In addition, our ability to pay cash dividends on common shares is limited by covenants in the Credit Agreement. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes if we are required to repatriate foreign earnings to pay such dividends. If we elect to pay dividends in the future, the amount per share of our dividend payments may be changed, or dividends may be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay a dividend in the future.

The preferred shares we issued in the Noralta acquisition were entitled to receive a 2% annual dividend on the liquidation preference (initially $10,000 per share), paid quarterly in cash or, at our option, by increasing the preferred shares’ liquidation preference, or any combination thereof. Following the repurchase and conversion of our outstanding preferred shares in the fourth quarter of 2022, no further dividends on the preferred shares will be paid.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our Board. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2023, we had $142.6 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $1.4 million annually, based on our floating-rate debt obligations and interest rates in effect as of March 31, 2023.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$174 million and A$223 million, respectively, at March 31, 2023. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of March 31, 2023 would result in translation adjustments of approximately $17 million and $22 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

For additional information about our risk factors, you should carefully read the section entitled "Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended March 31, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
January 1, 2023 - January 31, 2023	—	—	—	685,614	(1)
February 1, 2023 - February 28, 2023	—	—	—	685,614
March 1, 2023 - March 31, 2023	168,656	$22.33	—	516,958
Total	168,656	$22.33	—	516,958

(1)In August 2022, our Board authorized a common share repurchase program, which expires August 2023, to repurchase up to 5.0% of our total common shares which are issued and outstanding, or approximately 685,000 common shares over a twelve month period. We repurchased an aggregate of 168,656 of our common shares outstanding for approximately $3.8 million during the three months ended March 31, 2023.

ITEM 6. Exhibits

(a)INDEX OF EXHIBITS

Exhibit No.		Description

10.1*
First Amendment to Syndicated Facility Agreement, dated as of March 31, 2023, among Civeo Corporation, Civeo Management LLC and Civeo Pty Limited, as Borrowers, certain subsidiary guarantors of the Borrowers party thereto, the Lenders party thereto, the Issuing Banks, the Swing Line Lenders, Royal Bank of Canada, as administrative agent for the U.S. Lenders, U.S. collateral agent, administrative agent for the Canadian Lenders and Canadian collateral agent and RBC Europe Limited, as administrative agent for the Australian Lenders and Australian collateral agent.

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

CIVEO CORPORATION

Date: April 28, 2023	By /s/ Carolyn J. Stone
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)