Form 10-Q
period 2023-06-30
Civeo Corp
filed 2023-07-28
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The Registrant had 14,842,671 common shares outstanding as of July 24, 2023.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Service and other	$178,532	$177,254	$345,909	$336,824
Rental	13	7,035	34	12,295
Product	298	665	491	1,513
	178,843	184,954	346,434	350,632
Costs and expenses:
Service and other costs	131,333	124,318	264,725	245,168
Rental costs	10	5,414	45	9,806
Product costs	82	321	169	922
Selling, general and administrative expenses	16,459	17,682	32,649	32,895
Depreciation and amortization expense	20,701	23,083	42,363	43,210
Other operating expense (income)	86	(106)	215	152
	168,671	170,712	340,166	332,153
Operating income	10,172	14,242	6,268	18,479

Interest expense	(3,604)	(2,608)	(7,260)	(5,076)
Interest income	50	2	82	2
Other income	427	415	2,877	2,111
Income before income taxes	7,045	12,051	1,967	15,516
Income tax expense	(2,878)	(1,821)	(4,111)	(3,378)
Net income (loss)	4,167	10,230	(2,144)	12,138
Less: Net income (loss) attributable to noncontrolling interest	(296)	662	(254)	1,160
Net income (loss) attributable to Civeo Corporation	4,463	9,568	(1,890)	10,978
Less: Dividends attributable to Class A preferred shares	—	490	—	977
Net income (loss) attributable to Civeo common shareholders	$4,463	$9,078	$(1,890)	$10,001

Per Share Data (see Note 6)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$0.30	$0.55	$(0.13)	$0.60

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$0.30	$0.54	$(0.13)	$0.60

Weighted average number of common shares outstanding:
Basic	14,970	14,148	15,064	14,122
Diluted	15,000	14,275	15,064	14,271

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income (loss)	$4,167	$10,230	$(2,144)	$12,138

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	2,081	(20,024)	(95)	(12,012)
Total other comprehensive income (loss), net of taxes	2,081	(20,024)	(95)	(12,012)

Comprehensive income (loss)	6,248	(9,794)	(2,239)	126
Less: Comprehensive income (loss) attributable to noncontrolling interest	(226)	568	(186)	1,106
Comprehensive income (loss) attributable to Civeo Corporation	$6,474	$(10,362)	$(2,053)	$(980)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,421	$7,954
Accounts receivable, net	140,090	119,755
Inventories	7,171	6,907
Prepaid expenses	6,165	7,199
Other current assets	2,827	3,081
Assets held for sale	8,204	8,653
Total current assets	175,878	153,549

Property, plant and equipment, net	275,561	301,890
Goodwill	7,522	7,672
Other intangible assets, net	80,635	81,747
Operating lease right-of-use assets	14,023	15,722
Other noncurrent assets	5,343	5,604
Total assets	$558,962	$566,184

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$47,763	$51,087
Accrued liabilities	27,524	39,211
Income taxes	100	178
Current portion of long-term debt	14,664	28,448
Deferred revenue	3,097	991
Other current liabilities	9,534	8,342
Total current liabilities	102,682	128,257

Long-term debt, less current maturities	120,999	102,505
Deferred income taxes	8,628	4,778
Operating lease liabilities	11,446	12,771
Other noncurrent liabilities	19,874	14,172
Total liabilities	263,629	262,483

Shareholders’ Equity:
Preferred shares (Class A Series 1) no par value; 50,000,000 shares authorized	—	—
Common shares (no par value; 46,000,000 shares authorized, 15,229,846 shares and 15,584,176 shares issued, respectively, and 14,863,171 shares and 15,217,501 shares outstanding, respectively)	—	—
Additional paid-in capital	1,626,556	1,624,512
Accumulated deficit	(939,983)	(930,123)
Common shares held in treasury at cost, 366,675 and 366,675 shares, respectively	(9,063)	(9,063)
Accumulated other comprehensive loss	(385,350)	(385,187)
Total Civeo Corporation shareholders’ equity	292,160	300,139
Noncontrolling interest	3,173	3,562
Total shareholders’ equity	295,333	303,701
Total liabilities and shareholders’ equity	$558,962	$566,184

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, March 31, 2022	$62,428	$—	$1,583,474	$(912,037)	$(9,063)	$(353,911)	$2,080	$372,971
Net income	—	—	—	9,568	—	—	662	10,230
Currency translation adjustment	—	—	—	—	—	(19,930)	(94)	(20,024)
Dividends paid	—	—	—	—	—	—	(66)	(66)
Dividends attributable to Class A preferred shares	490	—	—	(490)	—	—	—	—
Common shares repurchased	—	—	—	(533)	—	—	—	(533)
Share-based compensation	—	—	942	—	—	—	—	942
Balance, June 30, 2022	$62,918	$—	$1,584,416	$(903,492)	$(9,063)	$(373,841)	$2,582	$363,520

Balance, March 31, 2023	$—	$—	$1,625,379	$(940,247)	$(9,063)	$(387,361)	$3,469	$292,177
Net income (loss)	—	—	—	4,463	—	—	(296)	4,167
Currency translation adjustment	—	—	—	—	—	2,011	70	2,081
Dividends paid	—	—	—	—	—	—	(70)	(70)
Common shares repurchased	—	—	—	(4,199)	—	—	—	(4,199)
Share-based compensation	—	—	1,177	—	—	—	—	1,177
Balance, June 30, 2023	$—	$—	$1,626,556	$(939,983)	$(9,063)	$(385,350)	$3,173	$295,333

Balance, December 31, 2021	$61,941	$—	$1,582,442	$(912,951)	$(8,050)	$(361,883)	$1,612	$363,111
Net income (loss)	—	—	—	10,978	—	—	1,160	12,138
Currency translation adjustment	—	—	—	—	—	(11,958)	(54)	(12,012)
Dividends paid	—	—	—	—	—	—	(136)	(136)
Dividends attributable to Class A preferred shares	977	—	—	(977)	—	—	—	—
Common shares repurchased	—	—	—	(542)	—	—	—	(542)
Share-based compensation	—	—	1,974	—	(1,013)	—		961
Balance, June 30, 2022	$62,918	$—	$1,584,416	$(903,492)	$(9,063)	$(373,841)	$2,582	$363,520

Balance, December 31, 2022	$—	$—	$1,624,512	$(930,123)	$(9,063)	$(385,187)	$3,562	$303,701
Net income (loss)	—	—	—	(1,890)	—	—	(254)	(2,144)
Currency translation adjustment	—	—	—	—	—	(163)	68	(95)
Dividends paid	—	—	—	—	—	—	(203)	(203)
Common shares repurchased	—	—	—	(7,970)	—	—	—	(7,970)
Share-based compensation	—	—	2,044	—	—	—	—	2,044
Balance, June 30, 2023	$—	$—	$1,626,556	$(939,983)	$(9,063)	$(385,350)	$3,173	$295,333

	Preferred Shares	Common Shares (in thousands)
Balance, December 31, 2022	—	15,218
Share-based compensation	—	26
Common shares repurchased	—	(381)
Balance, June 30, 2023	—	14,863
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(2,144)	$12,138
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,363	43,210
Deferred income tax expense	3,985	3,256
Non-cash compensation charge	2,044	1,974
Gains on disposals of assets	(2,445)	(1,895)
Provision for credit losses, net of recoveries	(65)	(24)
Other, net	1,242	1,544
Changes in operating assets and liabilities:
Accounts receivable	(19,669)	(23,119)
Inventories	(297)	(1,180)
Accounts payable and accrued liabilities	(14,713)	(6,713)
Taxes payable	(78)	(99)
Other current and noncurrent assets and liabilities, net	9,538	(5,461)
Net cash flows provided by operating activities	19,761	23,631

Cash flows from investing activities:
Capital expenditures	(11,717)	(8,647)
Proceeds from dispositions of property, plant and equipment	2,719	3,302
Other, net	—	190
Net cash flows used in investing activities	(8,998)	(5,155)

Cash flows from financing activities:
Revolving credit borrowings	114,674	155,712
Revolving credit repayments	(98,681)	(158,288)
Term loan repayments	(14,942)	(15,763)
Repurchases of common shares	(7,970)	(542)
Taxes paid on vested shares	—	(1,013)
Net cash flows used in financing activities	(6,919)	(19,894)

Effect of exchange rate changes on cash	(377)	(82)
Net change in cash and cash equivalents	3,467	(1,500)
Cash and cash equivalents, beginning of period	7,954	6,282

Cash and cash equivalents, end of period	$11,421	$4,782

Non-cash financing activities:
Preferred dividends paid-in-kind	$—	$977
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
FINANCIAL STATEMENTS
(Continued)
2.REVENUE

The following table disaggregates our revenue by our two reportable segments: Canada and Australia and major categories for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Canada
Accommodation revenues	$72,355	$79,431	$136,583	$146,625
Mobile facility rental revenues	17,407	24,058	37,438	48,076
Food service and other services revenues	5,708	5,534	10,902	10,274
Total Canada revenues	95,470	109,023	184,923	204,975

Australia
Accommodation revenues	$44,342	$39,052	$84,941	$76,651
Food service and other services revenues	38,202	28,768	74,592	54,698
Total Australia revenues	82,544	67,820	159,533	131,349

Other
Other revenues	$829	$8,111	$1,978	$14,308
Total other revenues	829	8,111	1,978	14,308

Total revenues	$178,843	$184,954	$346,434	$350,632

Our payment terms vary by the type and location of our customer and the products or services offered. The time between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of June 30, 2023, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2023	2024	2025	Thereafter	Total
Revenue expected to be recognized as of June 30, 2023	$64,514	$141,044	$103,287	$361,652	$670,497

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

As of June 30, 2023 and December 31, 2022, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. In addition, the estimated fair value of our assets held for sale is based upon Level 2 fair value measurements, which include appraisals and previous negotiations with third parties.

4.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2023 and December 31, 2022 is presented below (in thousands):

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	June 30, 2023	December 31, 2022
Accounts receivable, net:
Trade	$80,231	$65,563
Unbilled revenue	58,144	52,547
Other	2,077	1,944
Total accounts receivable	140,452	120,054
Allowance for credit losses	(362)	(299)
Total accounts receivable, net	$140,090	$119,755

	June 30, 2023	December 31, 2022
Inventories:
Finished goods and purchased products	$5,784	$5,538
Work in process	—	—
Raw materials	1,387	1,369
Total inventories	$7,171	$6,907

	Estimated Useful Life (in years)			June 30, 2023	December 31, 2022
Property, plant and equipment, net:
Land				$25,388	$25,528
Accommodations assets	3	—	15	1,474,986	1,464,476
Buildings and leasehold improvements	7	—	20	15,755	15,516
Machinery and equipment	4	—	7	12,497	11,775
Office furniture and equipment	3	—	7	63,906	62,725
Vehicles	3	—	5	9,244	8,411
Construction in progress				8,047	1,771
Total property, plant and equipment				1,609,823	1,590,202
Accumulated depreciation				(1,334,262)	(1,288,312)
Total property, plant and equipment, net				$275,561	$301,890

	June 30, 2023	December 31, 2022
Accrued liabilities:
Accrued compensation	$19,863	$34,358
Accrued taxes, other than income taxes	3,280	2,873
Other	4,381	1,980
Total accrued liabilities	$27,524	$39,211

	June 30, 2023	December 31, 2022
Contract liabilities (Deferred revenue):
Current contract liabilities (1)	$3,097	$991
Noncurrent contract liabilities (1)	3,237	—
Total contract liabilities (Deferred revenue)	$6,334	$991

(1)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our unaudited consolidated balance sheets.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The increase in deferred revenue from December 31, 2022 to June 30, 2023 was primarily due to a payment received from a customer for village enhancements in Australia, which we will recognize over the contracted terms.

5.ASSETS HELD FOR SALE

As of June 30, 2023 and December 31, 2022, assets held for sale included certain assets in our Canadian business segment and the U.S. These assets were recorded at the estimated fair value less costs to sell, which exceeded or equaled their carry values. During the first quarter of 2023, we sold the accommodation assets at our Louisiana location. The land at this location remains in assets held for sale as of June 30, 2023.

The following table summarizes the carrying amount as of June 30, 2023 and December 31, 2022 of the assets classified as held for sale (in thousands):

	June 30, 2023	December 31, 2022
Assets held for sale:
Property, plant and equipment, net	$8,204	$8,653
Total assets held for sale	$8,204	$8,653

6.EARNINGS PER SHARE

For the three and six months ended June 30, 2023, we calculated our basic earnings per share by dividing net income (loss) attributable to common shareholders, before allocation of earnings to participating earnings by the weighted average number of common shares outstanding. For diluted earnings per share, the basic shares outstanding are adjusted by adding all potentially dilutive securities.

For the three and six months ended June 30, 2022, a period during which we had participating securities in the form of Class A preferred shares, we used the two-class method to calculate basic and diluted earnings per share. The two-class method requires a proportional share of net income to be allocated between common shares and participating securities. The proportional share to be allocated to participating securities is determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities.

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

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Civeo common shareholders, before allocation of earnings to participating securities	$4,463	$9,078	$(1,890)	$10,001
Less: income allocated to participating securities	—	(1,356)	—	(1,497)
Net income (loss) attributable to Civeo Corporation common shareholders, after allocation of earnings to participating securities	$4,463	$7,722	$(1,890)	$8,504
Add: undistributed income attributable to participating securities	—	1,356	—	1,497
Less: undistributed income reallocated to participating securities	—	(1,346)	—	(1,483)
Diluted net income (loss) attributable to Civeo Corporation common shareholders, after reallocation adjustment for participating securities	$4,463	$7,732	$(1,890)	$8,518

Denominator:
Weighted average shares outstanding - basic	14,970	14,148	15,064	14,122
Dilutive shares - share-based awards	30	127	—	149
Weighted average shares outstanding - diluted	15,000	14,275	15,064	14,271

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.30	$0.55	$(0.13)	$0.60

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.30	$0.54	$(0.13)	$0.60

(1)Computations may reflect rounding adjustments.

The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented (in millions of shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share-based awards (1)	—	—	—	—
Preferred shares	—	2.5	—	2.5

(1)Share-based awards for the three and six months ended June 30, 2023 and June 30, 2022 totaled fewer than 0.1 million shares.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
7.DEBT

As of June 30, 2023 and December 31, 2022, long-term debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Canadian term loan; weighted average interest rate of 7.9% for the six month period ended June 30, 2023	$15,106	$29,532

U.S. revolving credit facility; weighted average interest rate of 9.9% for the six month period ended June 30, 2023	—	—

Canadian revolving credit facility; weighted average interest rate of 8.0% for the six month period ended June 30, 2023	120,999	101,147

Australian revolving credit facility; weighted average interest rate of 6.5% for the six month period ended June 30, 2023	—	1,358
	136,105	132,037
Less: Unamortized debt issuance costs	442	1,084
Total debt	135,663	130,953
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	14,664	28,448
Long-term debt, less current maturities	$120,999	$102,505

Credit Agreement

As of June 30, 2023, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.
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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of June 30, 2023.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of June 30, 2023, we had seven lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.5 million to $52.0 million. As of June 30, 2023, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.
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
We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of June 30, 2023 and 2022, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended June 30, 2023 totaled $2.9 million, or 40.9% of pretax income, compared to income tax expense of $1.8 million, or 15.1% of pretax income, for the three months ended June 30, 2022. Our effective tax rate for each of the three months ended June 30, 2023 and 2022 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Additionally, under Accounting Standards Codification 740-270, “Accounting for Income Taxes,” the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year to date provision.

Our income tax expense for the six months ended June 30, 2023 totaled $4.1 million, or 209.0% of pretax income, compared to income tax expense of $3.4 million, or 21.8% of pretax income, for the six months ended June 30, 2022. Our effective tax rate for each of the six months ended June 30, 2023 and 2022 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

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

10.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $0.2 million from $385.2 million at December 31, 2022 to $385.4 million at June 30, 2023, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the first six months of 2023 were primarily driven by the Australian dollar decreasing in value compared to the U.S. dollar and the Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$186 million and A$217 million, respectively, at June 30, 2023.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
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

The following table summarizes our common share repurchases pursuant to our share repurchase programs (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dollar-value of shares repurchased	$4,199	$533	$7,970	$542
Shares repurchased	212.2	22.4	380.9	22.9
Average price paid per share	$19.75	$23.76	$20.90	$23.65

12.SHARE-BASED COMPENSATION

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board and the Compensation Committee of our Board to approve grants of options, awards of restricted shares, performance awards, phantom share awards and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 3,028,667 Civeo common shares are authorized to be issued under the Civeo Plan.

Outstanding Awards

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. On May 17, 2023, we granted 49,598 restricted share and deferred share awards to our non-employee directors, which vest in their entirety on May 15, 2024.

Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended June 30, 2023 and 2022 totaled $0.3 million and $0.3 million, respectively. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the six months ended June 30, 2023 and 2022 totaled $0.5 million and $0.7 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended June 30, 2023 and 2022 was $0.8 million and $1.5 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the six months ended June 30, 2023 and 2022 was $0.9 million and $2.1 million, respectively.

At June 30, 2023, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.9 million, which is expected to be recognized over a weighted average period of 0.9 years.

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

During the three months ended June 30, 2023 and 2022, we recognized compensation expense associated with phantom shares totaling $1.4 million and $2.5 million, respectively. During the six months ended June 30, 2023 and 2022, we recognized compensation expense associated with phantom shares totaling $3.2 million and $4.9 million, respectively. At June 30, 2023, unrecognized compensation cost related to phantom shares was $8.3 million, as remeasured at June 30, 2023, which is expected to be recognized over a weighted average period of 2.0 years.

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

During the three months ended June 30, 2023 and 2022, we recognized compensation expense associated with performance share awards totaling $0.9 million and $0.7 million, respectively. During the six months ended June 30, 2023 and 2022, we recognized compensation expense associated with performance share awards totaling $1.5 million and $1.3 million, respectively. No performance share awards vested during the three months ended June 30, 2023 and 2022. The total fair value of performance share awards that vested during the six months ended June 30, 2023 and 2022 was zero and $2.4 million, respectively. At June 30, 2023, unrecognized compensation cost related to performance share awards was $5.5 million, which is expected to be recognized over a weighted average period of 2.0 years.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

13.SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada and Australia, which represent our strategic focus on hospitality services and workforce accommodations. Prior to the first quarter of 2023, we presented the U.S. operating segment as a separate reportable segment. Our operating segment in the U.S. no longer meets the reportable segment quantitative thresholds required by GAAP and is included below within the Corporate, other and eliminations category. Prior periods have been updated to be consistent with the presentation for the three and six months ended June 30, 2023.

Financial information by business segment for each of the three and six months ended June 30, 2023 and 2022 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2023
Canada	$95,470	$13,363	$3,177	$2,608	$737,764
Australia	82,544	7,371	9,176	4,104	191,062
Corporate, other and eliminations	829	(33)	(2,181)	233	(369,864)
Total	$178,843	$20,701	$10,172	$6,945	$558,962

Three months ended June 30, 2022
Canada	$109,023	$14,998	$11,197	$1,847	$753,303
Australia	67,820	7,728	5,452	2,832	204,086
Corporate, other and eliminations	8,111	357	(2,407)	376	(319,992)
Total	$184,954	$23,083	$14,242	$5,055	$637,397

Six months ended June 30, 2023
Canada	$184,923	$27,502	$(1,325)	$4,069	$737,764
Australia	159,533	14,918	14,073	7,129	191,062
Corporate, other and eliminations	1,978	(57)	(6,480)	519	(369,864)
Total	$346,434	$42,363	$6,268	$11,717	$558,962

Six months ended June 30, 2022
Canada	$204,975	$26,595	$15,235	$3,853	$753,303
Australia	131,349	15,685	11,587	4,048	204,086
Corporate, other and eliminations	14,308	930	(8,343)	746	(319,992)
Total	$350,632	$43,210	$18,479	$8,647	$637,397

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including the volatility in the price of and demand for commodities, as well as our expectations about capital expenditures in 2023 and beliefs with respect to liquidity needs. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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
Overview and Macroeconomic Environment
We provide hospitality services to the natural resources industry in Canada, Australia and the U.S. Demand for our services can be attributed to two phases of our customers’ projects: (1) the development or construction phase; and (2) the operations or production phase. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure, as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by natural resource production, maintenance and operation of those facilities as well as expansion of those sites. In general, industry capital spending programs are based on the outlook for commodity prices, economic growth, global commodity supply/demand, estimates of resource production and the expectations of our customers' shareholders. As a result, demand for our hospitality services is largely sensitive to expected commodity prices, principally related to oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore, and the resultant impact of these commodity price expectations on our customers' spending. Other factors that can affect our business and financial results include the general global economic environment, including inflationary pressures, supply chain disruptions and labor shortages, volatility affecting the banking system and financial markets, availability of capital to the natural resource industry and regulatory changes in Canada, Australia, the U.S. and other markets, including governmental measures introduced to fight climate change.
Our business is predominantly located in northern Alberta, Canada; British Columbia, Canada; Queensland, Australia; and Western Australia. We derive most of our business from natural resource companies who are developing and producing oil sands, met coal, LNG and iron ore resources and, to a lesser extent, other hydrocarbon and mineral resources. Approximately 65% of our revenue is generated by our lodges in Canada and our villages in Australia. Where traditional accommodations and infrastructure are insufficient, inaccessible or cost ineffective, our lodge and village facilities provide comprehensive hospitality services similar to those found in an urban hotel. We typically contract our facilities to our customers on a fee-per-person-per-

day basis that covers lodging and meals and is based on the duration of customer needs, which can range from several weeks to several years. The remainder of our revenue is generated by our hospitality services at customer-owned locations in Canada and Australia and mobile assets in Canada.
Generally, our core Canadian oil sands and Australian mining customers make significant, upfront capital investments to develop their prospects, which have estimated reserve lives ranging from ten years to in excess of 30 years. Consequently, these investments are primarily dependent on those customers’ long-term views of commodity demand and prices.
During 2022 and through the first half of 2023, inflationary pressures and supply chain disruptions have been, and are being, experienced worldwide. Price increases resulting from inflation and supply chain concerns have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. We are managing inflation risk with negotiated service scope changes and contractual protections.
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
Since historic lows in early 2020 during the start of the COVID-19 pandemic, global oil prices increased in late 2020 and throughout 2021 primarily due to improved global oil demand and lagging global oil supply due to oil production discipline from publicly traded oil producers and OPEC+ countries. These supply/demand dynamics continued in 2022 and were exacerbated by the ongoing conflict between Russia/Ukraine and related sanctions on Russia, as well as actions taken by OPEC+ to adjust production levels, which decreased global fossil fuel supply even further. This led to a significant increase in global oil prices to above $100 per barrel in the second quarter of 2022. Severe inflation and rising interest rates in the second half of 2022 led to concerns of an economic recession and lower oil demand which resulted in decreased oil prices through the remainder of 2022 and the first half of 2023. In an effort to support the price of oil amidst demand concerns, OPEC+ announced additional oil production cuts in April 2023. Further, Saudi Arabia announced voluntary oil production cuts in June 2023, which were extended through at least August 2023.
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
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile assets and to improve take-away capacity for Canadian oil sands producers over the longer term. The Enbridge Line 3 replacement project was completed at the end of 2021 and the Trans Mountain Pipeline (TMX) is currently under construction and continues to progress towards completion. TMX recently announced that the project is approximately 80% complete, with mechanical completion expected to occur at the end of 2023, and the pipeline is expected to be in-service in the first quarter of 2024.
WCS prices in the second quarter of 2023 averaged $60.25 per barrel compared to an average of $92.89 in the second quarter of 2022. The WCS Differential decreased from $27.62 per barrel at the end of the fourth quarter of 2022 to $11.30 at the end of the second quarter of 2023. As of July 24, 2023, the WTI price was $63.14 and the WCS price was $78.89, resulting in a WCS Differential of $15.75.
Although oil prices reached multi-year highs in the first half of 2022, they fluctuated through the second half of 2022 and the first half of 2023. There is continued uncertainty around commodity price levels, including the impact of inflationary pressures, actions taken by OPEC+ to adjust production levels, geopolitical events such as the ongoing Russia/Ukraine conflict, and regulatory implications on such prices, which could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets.
We did not renew our expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which expired in June 2023, ten years earlier than originally expected, in order to support our customer’s intent to mine the land where the lodge is located. In addition, the accompanying hospitality services contract at McClelland Lake Lodge expired in July 2023, however; we will continue to provide hospitality services to the customer at our other owned lodges through January 31, 2024 under a short-term take-or-pay commitment. Our assets will be demobilized and removed from the existing site by February 1,

2024. Based on ongoing discussions with customers in the region, our current assessment is there are no commercially viable opportunities that support the reinstallation of these assets in a different location within the Regional Municipality of Wood Buffalo. Accordingly, we are actively marketing these assets for new opportunities within Canada and the U.S. and have discussed with a number of parties. Based on our knowledge and understanding of the marketplace, we believe there is demand for these assets for sale or redeployment. Should our marketing efforts fail to identify an economic alternative, other options will be considered. Revenues for the full year 2022 associated with our McClelland Lake Lodge were approximately C$60 million. We expect to have further clarity on potential sales or redeployment opportunities for these assets as we move through 2023.
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
Australia. In Australia, 84% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the level of global steel production, which decreased by 1.1% through June 2023 compared to the same period of 2022. The decrease was the result of continuing weakness in the Chinese residential sector, slowing growth due to global monetary tightening and the continuation of the Russia/Ukraine conflict. As of July 24, 2023, met coal spot prices were $234.65 per tonne. Steel output for 2023 is expected to remain at similar levels to 2022.

Following historic highs in early 2022, met coal prices have since stabilized and were further supported in the first half of 2023 with seasonal weather-related supply interruptions in Australia. Analysts forecast met coal prices to face downward pressure through the second half of 2023 with supply recovery and weaker demand sentiment impacted by the global financial markets. Downward pressure on prices could accelerate in the short term if demand in China worsens.

Civeo's activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  Iron ore prices have stabilized in early 2023 after fluctuating in the second half of 2022. As of July 21, 2023, iron ore spot prices were $111.32 per tonne. Analysts forecast Chinese steel production in 2023 to be at similar levels to 2022 and expect forecast iron ore pricing in 2023 to remain between $100 and $115.

Other. In the first quarter of 2023, we sold our U.S. Acadian Acres lodge assets. In addition, in the second half of 2022, we sold both our U.S. wellsite services and offshore businesses. Our remaining U.S. business supports completion activity in the Bakken. U.S. oil completion activity will continue to be impacted by oil prices, pipeline capacity, federal energy policies and availability of capital to support exploration and production completion plans.

Recent Commodity Prices. Recent WTI crude, WCS crude, met coal and iron ore pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)
Third Quarter through July 24, 2023	$75.02	$62.50	$232.28	$109.43
6/30/2023	73.54	60.25	243.54	106.98
3/31/2023	75.96	56.61	341.08	117.08
12/31/2022	82.82	54.72	276.19	94.93
9/30/2022	91.63	70.70	252.63	99.21
6/30/2022	108.77	92.89	464.61	128.80
3/31/2022	95.17	82.04	474.83	129.46

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	Percentage	2023	2022	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.745	$0.784	($0.04)	(5.0)%	$0.742	$0.787	($0.04)	(5.7)%
Average Australian dollar to U.S. dollar	$0.668	$0.715	($0.05)	(6.6)%	$0.676	$0.719	($0.04)	(6.0)%

	As of
	June 30, 2023	December 31, 2022	Change	Percentage
Canadian dollar to U.S. dollar	$0.755	$0.738	$0.02	2.3%
Australian dollar to U.S. dollar	$0.666	$0.679	($0.01)	(2.0)%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the global economy, commodity prices, demand for crude oil, met coal, LNG and iron ore, inflation and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2023 capital expenditures will be in the range of approximately $35 million to $40 million, compared to 2022 capital expenditures of $25.4 million. The 2023 capital expenditures include $10 million related to village enhancements in Australia, for which our customer will reimburse us, resulting in a net negligible cash flow impact in 2023. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity.

See “Liquidity and Capital Resources” below for further discussion of our 2023 capital expenditures.

Results of Operations
Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2023, is based on a comparison to the corresponding period of 2022.
Results of Operations – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	Change

	($ in thousands)
Revenues:
Canada	$95,470	$109,023	$(13,553)
Australia	82,544	67,820	14,724
Other	829	8,111	(7,282)
Total revenues	178,843	184,954	(6,111)
Costs and expenses:
Cost of sales and services
Canada	71,845	75,009	(3,164)
Australia	58,545	47,692	10,853
Other	1,035	7,352	(6,317)
Total cost of sales and services	131,425	130,053	1,372
Selling, general and administrative expenses	16,459	17,682	(1,223)
Depreciation and amortization expense	20,701	23,083	(2,382)
Other operating expense (income)	86	(106)	192
Total costs and expenses	168,671	170,712	(2,041)
Operating income	10,172	14,242	(4,070)

Interest expense, net	(3,554)	(2,606)	(948)
Other income	427	415	12
Income before income taxes	7,045	12,051	(5,006)
Income tax expense	(2,878)	(1,821)	(1,057)
Net income	4,167	10,230	(6,063)
Less: Net income (loss) attributable to noncontrolling interest	(296)	662	(958)
Net income attributable to Civeo Corporation	4,463	9,568	(5,105)
Less: Dividends attributable to preferred shares	—	490	(490)
Net income attributable to Civeo common shareholders	$4,463	$9,078	$(4,615)

We reported net income attributable to Civeo for the quarter ended June 30, 2023 of $4.5 million, or $0.30 per diluted shares compared to net income attributable to Civeo for the quarter ended June 30, 2022 of $9.1 million, or $0.54 per diluted share.
Revenues. Consolidated revenues decreased $6.1 million, or 3%, in the second quarter of 2023 compared to the second quarter of 2022. This decrease was primarily due to (i) decreased mobile asset activity from pipeline projects in Canada, (ii) lower billed rooms at our Canadian lodges, (iii) reduced activity in the U.S. operations due to the sale of our wellsite and offshore businesses in the second half of 2022 and (iv) a weaker Australian and Canadian dollar relative to the U.S. dollar in the second quarter of 2023 compared to the second quarter of 2022. These items were partially offset by (i) increased activity at our integrated services villages in Western Australia with billed rooms up 33% period-over-period and (ii) increased occupancy at our Civeo owned villages in the Australian Bowen and Gunnedah Basins with billed rooms up 16% period-over-period. See the discussion of segment results of operations below for further information.
Cost of Sales and Services. Our consolidated cost of sales and services increased $1.4 million, or 1%, in the second quarter of 2023 compared to the second quarter of 2022. This increase was primarily due to (i) increased occupancy at our Civeo owned villages in the Australian Bowen and Gunnedah Basins, (ii) increased activity at our integrated services villages in Western Australia and (iii) increased operating costs due to inflationary pressures in Canada. These items were partially offset by (i) reduced activity in the U.S. operations due to the sale of our wellsite and offshore businesses in the second half of 2022, (ii) lower costs related to reduced mobile asset activity in Canada, (iii) reduced lodge occupancy in Canada and (iv) a weaker

Australian and Canadian dollar relative to the U.S. dollar in the second quarter of 2023 compared to the second quarter of 2022. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense decreased $1.2 million, or 7%, in the second quarter of 2023 compared to the second quarter of 2022. This decrease was primarily due to lower incentive compensation costs, lower share-based compensation expense and a weaker Australian and Canadian dollar relative to the U.S. dollar in the second quarter of 2023 compared to the second quarter of 2022. The decrease in share-based compensation expense was due to a relative decrease in our stock price during 2023 compared to 2022. These items were partially offset by higher information technology expense. The increase in information technology expense was related to ongoing investment in our newly implemented human capital management (HCM) system and set-up costs incurred in a cloud computing arrangement for the HCM system, which are being amortized through SG&A expense instead of depreciation and amortization expense.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.4 million, or 10%, in the second quarter of 2023 compared to the second quarter of 2022. The decrease was primarily due to (i) the sale of our wellsite and offshore businesses in the U.S. in the second half of 2022, (ii) certain assets becoming fully depreciated in Canada in the second quarter of 2023 and (iii) lower depreciation and amortization expense due to a weaker Australian and Canadian dollar relative to the U.S. dollar in the second quarter of 2023 compared to the second quarter of 2022.
Operating Income. Consolidated operating income decreased $4.1 million, or 29%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to increased operating costs due to inflationary pressures in Canada and Australia and reduced mobile asset activity in Canada in the second quarter of 2023 compared to the second quarter of 2022.
Interest Expense, net. Net interest expense increased by $0.9 million, or 36%, in the second quarter of 2023 compared to the second quarter of 2022, primarily related to higher interest rates on credit facility borrowings during 2023 compared to 2022, partially offset by lower average debt levels.

Income Tax (Expense) Benefit. Our income tax expense for the three months ended June 30, 2023 totaled $2.9 million, or 40.9% of pretax income, compared to an income tax expense of $1.8 million, or 15.1% of pretax income, for the three months ended June 30, 2022. Our effective tax rate for each of the three months ended June 30, 2023 and 2022 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Additionally, under Accounting Standards Codification 740-270, “Accounting for Income Taxes,” the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year to date provision.

Other Comprehensive (Loss) Income. Other comprehensive income increased $22.1 million in the second quarter of 2023 compared to the second quarter of 2022, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 2% in the second quarter of 2023 compared to a 3% decrease in the second quarter of 2022. The Australian dollar exchange rate compared to the U.S. dollar decreased 1% in the second quarter of 2023 compared to a 8% decrease in the second quarter of 2022.

Segment Results of Operations – Canadian Segment

	Three Months Ended June 30,
	2023	2022	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$72,355	$79,431	$(7,076)
Mobile facility rental revenue (2)	17,407	24,058	(6,651)
Food service and other services revenue (3)	5,708	5,534	174
Total revenues	$95,470	$109,023	$(13,553)

Cost of sales and services ($ in thousands)
Accommodation cost	$52,431	$53,108	$(677)
Mobile facility rental cost	11,598	14,458	(2,860)
Food service and other services cost	5,060	4,976	84
Indirect other costs	2,756	2,467	289
Total cost of sales and services	$71,845	$75,009	$(3,164)

Gross margin as a % of revenues	24.7%	31.2%	(6.5)%

Average daily rate for lodges (4)	$100	$103	$(3)

Total billed rooms for lodges (5)	724,299	771,267	(46,968)

Average Canadian dollar to U.S. dollar	$0.745	$0.784	$(0.039)

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

Our Canadian segment reported revenues in the second quarter of 2023 that were $13.6 million, or 12%, lower than the second quarter of 2022. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 5.0% in the second quarter of 2023 compared to the second quarter of 2022 resulted in a $5.1 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the revenue decrease was driven by (i) reduced mobile asset activity from pipeline projects and (ii) lower billed rooms at our lodges.

Our Canadian segment cost of sales and services decreased $3.2 million, or 4%, in the second quarter of 2023 compared to the second quarter of 2022. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 5.0% in the second quarter of 2023 compared to the second quarter of 2022 resulted in a $3.8 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the increase in cost of sales and services was driven by increased operating costs at our lodges due to inflationary pressures, partially offset by (i) lower costs related to the reduced mobile asset activity and (ii) reduced lodge occupancy.

Our Canadian segment gross margin as a percentage of revenues decreased from 31.2% in the second quarter of 2022 to 24.7% in the second quarter of 2023. This was primarily driven by reduced margins at our lodges due to inflationary pressures and reduced margins from our mobile asset activity as certain higher margin components were recognized over the initial contract terms through late 2022, with 2023 representing continuing operations.

Segment Results of Operations – Australian Segment

	Three Months Ended June 30,
	2023	2022	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$44,342	$39,052	$5,290
Food service and other services revenue (2)	38,202	28,768	9,434
Total revenues	$82,544	$67,820	$14,724

Cost of sales and services ($ in thousands)
Accommodation cost	$20,948	$18,840	$2,108
Food service and other services cost	35,372	27,008	8,364
Indirect other cost	2,225	1,844	381
Total cost of sales and services	$58,545	$47,692	$10,853

Gross margin as a % of revenues	29.1%	29.7%	(0.6)%

Average daily rate for villages (3)	$75	$77	$(2)

Total billed rooms for villages (4)	587,855	505,310	82,545

Australian dollar to U.S. dollar	$0.668	$0.715	$(0.047)

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

Our Australian segment reported revenues in the second quarter of 2023 that were $14.7 million, or 22%, higher than the second quarter of 2022. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 6.6% in the second quarter of 2023 compared to the second quarter of 2022 resulted in a $5.7 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 30% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen Basin and Gunnedah Basin and our integrated services villages in Western Australia.

Our Australian segment cost of sales and services increased $10.9 million, or 23%, in the second quarter of 2023 compared to the second quarter of 2022. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 6.6% in the second quarter of 2023 compared to the second quarter of 2022 resulted in a $4.0 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services was largely driven by increased occupancy at our Bowen Basin and Gunnedah Basin owned villages and our integrated services villages in Western Australia.

Our Australian segment gross margin as a percentage of revenues decreased to 29.1% in the second quarter of 2023 from 29.7% in the second quarter of 2022. This was primarily driven by an increased relative revenue contribution from our integrated services business, which has a service-only business model, and therefore generates lower overall gross margins than our accommodation business. This decrease was partially offset by improved margins at Civeo owned villages in the Bowen Basin and Gunnedah Basin as a result of increased activity. Additionally, we experienced improved margins at our integrated services villages resulting from the renegotiation of rates on a material contract, which included an approximate $1.5 million adjustment recognized in the second quarter of 2023.

Results of Operations – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	Change

	($ in thousands)
Revenues:
Canada	$184,923	$204,975	$(20,052)
Australia	159,533	131,349	28,184
Other	1,978	14,308	(12,330)
Total revenues	346,434	350,632	(4,198)
Costs and expenses:
Cost of sales and services
Canada	145,750	150,215	(4,465)
Australia	116,853	92,206	24,647
Other	2,336	13,475	(11,139)
Total cost of sales and services	264,939	255,896	9,043
Selling, general and administrative expenses	32,649	32,895	(246)
Depreciation and amortization expense	42,363	43,210	(847)
Other operating expense	215	152	63
Total costs and expenses	340,166	332,153	8,013
Operating income	6,268	18,479	(12,211)

Interest expense, net	(7,178)	(5,074)	(2,104)
Other income	2,877	2,111	766
Income before income taxes	1,967	15,516	(13,549)
Income tax expense	(4,111)	(3,378)	(733)
Net income (loss)	(2,144)	12,138	(14,282)
Less: Net income (loss) attributable to noncontrolling interest	(254)	1,160	(1,414)
Net income (loss) attributable to Civeo Corporation	(1,890)	10,978	(12,868)
Less: Dividends attributable to preferred shares	—	977	(977)
Net income (loss) attributable to Civeo common shareholders	$(1,890)	$10,001	$(11,891)

We reported net loss attributable to Civeo for the six months ended June 30, 2023 of $1.9 million, or $0.13 per diluted shares compared to net income attributable to Civeo for the six months ended June 30, 2022 of $10.0 million, or $0.60 per diluted share.
Revenues. Consolidated revenues decreased $4.2 million, or 3%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily due to (i) decreased mobile asset activity from pipeline projects in Canada, (ii) lower billed rooms at our Canadian lodges, (iii) reduced activity in the U.S. operations due to the sale of our wellsite and offshore businesses in the second half of 2022 and (iv) a weaker Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These items were partially offset by increased occupancy at our Civeo owned villages in the Australian Bowen and Gunnedah Basins and increased activity at our integrated services villages in Western Australia. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $9.0 million, or 4%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This increase was primarily due to (i) increased occupancy at our Civeo owned villages in the Australian Bowen and Gunnedah Basins, (ii) increased activity at our integrated services villages in Western Australia and (iii) increased operating costs due to inflationary pressures in Canada and Australia. These items were partially offset by (i) reduced activity in the U.S. operations due to the sale of our wellsite and offshore businesses in the second half of 2022, (ii) lower costs related to reduced mobile asset activity in Canada, (iii) reduced lodge occupancy in Canada and (iv) a weaker Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense decreased $0.2 million, or 1%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily due to lower share-based compensation expense, lower incentive compensation costs and a weaker Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in share-based compensation expense was due to a relative decrease in our stock price during 2023 compared to 2022. These items were partially offset by higher compensation expense and information technology expense. The increase in compensation expense was primarily due to increased staff and recruitment costs. The increase in information technology expense was related to ongoing investment in our newly implemented HCM system and set-up costs incurred in a cloud computing arrangement for the HCM system, which are being amortized through SG&A expense instead of depreciation and amortization expense.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.8 million, or 2%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to (i) the sale of our wellsite and offshore businesses in the U.S. in the second half of 2022, (ii) certain assets becoming fully depreciated in Canada in the second quarter of 2023 and (iii) lower depreciation and amortization expense due to a weaker Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This was partially offset by the shortening of the useful lives on certain assets in Canada, including the McClelland Lake Lodge.
Operating Income. Consolidated operating income decreased $12.2 million, or 66%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to increased operating costs due to inflationary pressures in Canada and Australia and reduced mobile asset activity in Canada in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Interest Expense, net. Net interest expense increased by $2.1 million, or 41%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily related to higher interest rates on credit facility borrowings during 2023 compared to 2022, partially offset by lower average debt levels on credit facility borrowings.

Other Income. Consolidated other income increased $0.8 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher gain on the sale of assets related to the sale of our Acadian Acres accommodation assets in the U.S. in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The six months ended June 30, 2022 included gain on the sale of assets primarily related to various mobile assets across Canada, Australia and the U.S.

Income Tax (Expense) Benefit. Our income tax expense for the six months ended June 30, 2023 totaled $4.1 million, or 209% of pretax income, compared to an income tax expense of $3.4 million, or 22% of pretax income, for the six months ended June 30, 2022. Our effective tax rate for each of the six months ended June 30, 2023 and 2022 was impacted by considering Canada and the U.S. loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Other Comprehensive (Loss) Income. Other comprehensive loss increased $11.9 million in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 2% in the six months ended June 30, 2023 compared to a 2% decrease in the six months ended June 30, 2022. The Australian dollar exchange rate compared to the U.S. dollar decreased 2% in the six months ended June 30, 2023 compared to a 5% decrease in the six months ended June 30, 2022.

Segment Results of Operations – Canadian Segment

	Six Months Ended June 30,
	2023	2022	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$136,583	$146,625	$(10,042)
Mobile facility rental revenue (2)	37,438	48,076	(10,638)
Food service and other services revenue (3)	10,902	10,274	628
Total revenues	$184,923	$204,975	$(20,052)

Cost of sales and services ($ in thousands)
Accommodation cost	$104,529	$106,235	$(1,706)
Mobile facility rental cost	26,100	29,342	(3,242)
Food service and other services cost	9,834	9,335	499
Indirect other costs	5,287	5,303	(16)
Total cost of sales and services	$145,750	$150,215	$(4,465)

Gross margin as a % of revenues	21.2%	26.7%	(5.5)%

Average daily rate for lodges (4)	$98	$104	$(6)

Total billed rooms for lodges (5)	1,367,095	1,406,822	(39,727)

Average Canadian dollar to U.S. dollar	$0.742	$0.787	$(0.045)

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

Our Canadian segment reported revenues in the six months ended June 30, 2023 that were $20.1 million, or 10%, lower than the six months ended June 30, 2022. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 5.7% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 resulted in a $11.1 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the revenue decrease was driven by (i) reduced mobile asset activity from pipeline projects and (ii) lower billed rooms at our lodges.

Our Canadian segment cost of sales and services decreased $4.5 million, or 3%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 5.7% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 resulted in a $8.8 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the increase in cost of sales and services was driven by increased operating costs at our lodges due to inflationary pressures, partially offset by (i) lower costs related to the reduced mobile asset activity and (ii) reduced lodge occupancy.

Our Canadian segment gross margin as a percentage of revenues decreased from 26.7% in the six months ended June 30, 2022 to 21.2% in the six months ended June 30, 2023. This was primarily driven by reduced margins at our lodges due to inflationary pressures and reduced margins from our mobile asset activity as certain higher margin components were recognized over the initial contract terms through late 2022, with 2023 representing continuing operations.

Segment Results of Operations – Australian Segment

	Six Months Ended June 30,
	2023	2022	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$84,941	$76,651	$8,290
Food service and other services revenue (2)	74,592	54,698	19,894
Total revenues	$159,533	$131,349	$28,184

Cost of sales and services ($ in thousands)
Accommodation cost	$41,266	$37,247	$4,019
Food service and other services cost	71,234	51,371	19,863
Indirect other cost	4,353	3,588	765
Total cost of sales and services	$116,853	$92,206	$24,647

Gross margin as a % of revenues	26.8%	29.8%	(3.0)%

Average daily rate for villages (3)	$76	$78	$(2)

Total billed rooms for villages (4)	1,110,568	979,784	130,784

Australian dollar to U.S. dollar	$0.676	$0.719	$(0.043)

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

Our Australian segment reported revenues in the six months ended June 30, 2023 that were $28.2 million, or 21%, higher than the six months ended June 30, 2022. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 6.0% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 resulted in a $10.3 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 29% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen Basin and Gunnedah Basin and our integrated services villages in Western Australia.

Our Australian segment cost of sales and services increased $24.6 million, or 27%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 6.0% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 resulted in a $7.5 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services was largely driven by (i) increased occupancy at our Bowen Basin and Gunnedah Basin owned villages and our integrated services villages in Western Australia and (ii) increased operating costs due to inflationary pressures.

Our Australian segment gross margin as a percentage of revenues decreased to 26.8% in the six months ended June 30, 2023 from 29.8% in the six months ended June 30, 2022. This was primarily driven by an increased relative revenue contribution from our integrated services business, which has a service-only business model, and therefore generates lower overall gross margins than our accommodation business and increased operating costs due to inflationary pressures. This decrease was partially offset by improved margins at Civeo owned villages in the Bowen and Gunnedah Basins as a result of increased activity. Additionally, we experienced improved margins at our integrated services villages resulting from the renegotiation of rates on a material contract, which included an approximate $1.5 million adjustment recognized in the second quarter of 2023.

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

The following table summarizes our consolidated liquidity position as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Lender commitments	$200,000	$200,000
Borrowings against revolving credit capacity	(120,999)	(102,505)
Outstanding letters of credit	(1,390)	(1,365)
Unused availability	77,611	96,130
Cash and cash equivalents	11,421	7,954
Total available liquidity	$89,032	$104,084

Cash totaling $19.8 million was provided by operations during the six months ended June 30, 2023, compared to $23.6 million provided by operations during the six months ended June 30, 2022. During the six months ended June 30, 2023 and 2022, $25.2 million and $36.6 million was used in working capital, respectively. The year-over-over decrease in cash used in working capital in 2023 compared to 2022 is largely due to a payment received from a customer for village enhancements in Australia, partially offset by the timing of payments during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Cash was used in investing activities during the six months ended June 30, 2023 in the amount of $9.0 million, compared to cash used in investing activities during the six months ended June 30, 2022 in the amount of $5.2 million. The increase in cash used in investing activities was primarily due to higher capital expenditures. Capital expenditures totaled $11.7 million and $8.6 million during the six months ended June 30, 2023 and 2022, respectively. Capital expenditures in both periods were primarily related to maintenance. We received proceeds from the sale of property, plant and equipment of $2.7 million during the six months ended June 30, 2023 primarily related to the sale of our Acadian Acres accommodation assets in the U.S., compared to $3.3 million during the six months ended June 30, 2022 primarily related to the sale of undeveloped land holdings in Australia and various mobile assets in Canada.

We expect our capital expenditures for 2023 to be in the range of $35 million to $40 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts or commitments. Whether planned expenditures will actually be spent in 2023 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the transaction economics be attractive enough to us compared to the current capital allocation priorities of debt reduction and return of capital to shareholders. We continue to monitor the global economy, commodity prices, demand for crude oil, met coal, LNG and iron ore, inflation and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

Net cash of $6.9 million was used in financing activities during the six months ended June 30, 2023 primarily due to term loan repayments of $14.9 million and repurchases of our common shares of $8.0 million, partially offset by net borrowings under our revolving credit facilities of $16.0 million. Net cash of $19.9 million was used in financing activities during the six months ended June 30, 2022 primarily due to net repayments under our revolving credit facilities of $2.6 million, term loan repayments of $15.8 million, repurchases of our common shares of $0.5 million and payments to settle tax obligations on vested shares under our share-based compensation plans of $1.0 million.

The following table summarizes the changes in debt outstanding during the six months ended June 30, 2023 (in thousands):

Balance at December 31, 2022	$132,037
Borrowings under revolving credit facilities	114,674
Repayments of borrowings under revolving credit facilities	(98,681)
Repayments of term loans	(14,942)
Translation	3,017
Balance at June 30, 2023	$136,105

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

Credit Agreement

As of June 30, 2023, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.

As of June 30, 2023, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2023, we had $136.1 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $1.4 million annually, based on our floating-rate debt obligations and interest rates in effect as of June 30, 2023.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$186 million and A$217 million, respectively, at June 30, 2023. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of June 30, 2023 would result in translation adjustments of approximately $19 million and $22 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended June 30, 2023.

	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
April 1, 2023 - April 30, 2023	—	—	—	516,958	(1)
May 1, 2023 - May 31, 2023	97,420	$20.11	—	419,538
June 1, 2023 - June 30, 2023	114,802	$19.45	—	304,736
Total	212,222	$19.75	—	304,736

(1)In August 2022, our Board authorized a common share repurchase program, which expires August 2023, to repurchase up to 5.0% of our total common shares which are issued and outstanding, or approximately 685,000 common shares over a twelve month period. We repurchased an aggregate of 212,222 of our common shares outstanding for approximately $4.2 million during the three months ended June 30, 2023.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)INDEX OF EXHIBITS

Exhibit No.		Description

10.1†	—
Amended and Restated 2014 Equity Participation Plan of Civeo Corporation, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4 (incorporated by reference to Appendix B to Civeo Corporation’s Schedule 14A filed on March 31, 2023).

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

CIVEO CORPORATION

Date: July 28, 2023	By /s/ Carolyn J. Stone
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)