Form 10-Q
period 2023-09-30
Civeo Corp
filed 2023-10-27
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The Registrant had 14,745,906 common shares outstanding as of October 23, 2023.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Service and other	$183,229	$177,504	$529,172	$514,328
Rental	—	5,785	—	18,080
Product	343	938	834	2,451
	183,572	184,227	530,006	534,859
Costs and expenses:
Service and other costs	130,183	127,955	394,953	373,123
Rental costs	—	5,024	—	14,830
Product costs	113	517	282	1,439
Selling, general and administrative expenses	20,236	17,677	52,885	50,572
Depreciation and amortization expense	16,914	22,608	59,277	65,818
Other operating expense (income)	87	(339)	302	(187)
	167,533	173,442	507,699	505,595
Operating income	16,039	10,785	22,307	29,264

Interest expense	(3,365)	(3,001)	(10,625)	(8,077)
Interest income	44	13	126	15
Other income (expense)	(4,709)	2,179	(1,832)	4,290
Income before income taxes	8,009	9,976	9,976	25,492
Income tax benefit (expense)	1,214	(3,713)	(2,897)	(7,091)
Net income	9,223	6,263	7,079	18,401
Less: Net income (loss) attributable to noncontrolling interest	201	546	(53)	1,706
Net income attributable to Civeo Corporation	9,022	5,717	7,132	16,695
Less: Dividends attributable to Class A preferred shares	—	492	—	1,469
Net income attributable to Civeo common shareholders	$9,022	$5,225	$7,132	$15,226

Per Share Data (see Note 6)
Basic net income per share attributable to Civeo Corporation common shareholders	$0.61	$0.32	$0.48	$0.92

Diluted net income per share attributable to Civeo Corporation common shareholders	$0.61	$0.32	$0.47	$0.91

Weighted average number of common shares outstanding:
Basic	14,814	13,932	14,980	14,058
Diluted	14,891	14,064	15,051	14,220

Dividends per common share	$0.25	$—	$0.25	$—

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$9,223	$6,263	$7,079	$18,401

Other comprehensive loss, net of taxes:
Foreign currency translation adjustment, net of zero taxes	(6,795)	(20,745)	(6,890)	(32,757)
Total other comprehensive loss, net of taxes	(6,795)	(20,745)	(6,890)	(32,757)

Comprehensive income (loss)	2,428	(14,482)	189	(14,356)
Less: Comprehensive income (loss) attributable to noncontrolling interest	136	368	(50)	1,474
Comprehensive income (loss) attributable to Civeo Corporation	$2,292	$(14,850)	$239	$(15,830)
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,817	$7,954
Accounts receivable, net	153,946	119,755
Inventories	6,272	6,907
Prepaid expenses	11,158	7,199
Other current assets	3,251	3,081
Assets held for sale	8,185	8,653
Total current assets	190,629	153,549

Property, plant and equipment, net	263,436	301,890
Goodwill	7,290	7,672
Other intangible assets, net	77,547	81,747
Operating lease right-of-use assets	12,866	15,722
Other noncurrent assets	4,826	5,604
Total assets	$556,594	$566,184

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$53,124	$51,087
Accrued liabilities	48,693	39,211
Income taxes	173	178
Current portion of long-term debt	7,143	28,448
Deferred revenue	6,884	991
Other current liabilities	9,276	8,342
Total current liabilities	125,293	128,257

Long-term debt, less current maturities	95,852	102,505
Deferred income taxes	7,017	4,778
Operating lease liabilities	10,355	12,771
Other noncurrent liabilities	24,114	14,172
Total liabilities	262,631	262,483

Shareholders’ Equity:
Preferred shares (Class A Series 1)	—	—
Common shares (no par value; 46,000,000 shares authorized, 15,167,502 shares and 15,584,176 shares issued, respectively, and 14,800,827 shares and 15,217,501 shares outstanding, respectively)	—	—
Additional paid-in capital	1,627,809	1,624,512
Accumulated deficit	(935,944)	(930,123)
Common shares held in treasury at cost, 366,675 and 366,675 shares, respectively	(9,063)	(9,063)
Accumulated other comprehensive loss	(392,080)	(385,187)
Total Civeo Corporation shareholders’ equity	290,722	300,139
Noncontrolling interest	3,241	3,562
Total shareholders’ equity	293,963	303,701
Total liabilities and shareholders’ equity	$556,594	$566,184

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
	Amount	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2022	$62,918	$—	$1,584,416	$(903,492)	$(9,063)	$(373,841)	$2,582	$363,520
Net income	—	—	—	5,717	—	—	546	6,263
Currency translation adjustment	—	—	—	—	—	(20,567)	(178)	(20,745)
Dividends paid	—	—	—	—	—	—	(61)	(61)
Dividends attributable to Class A preferred shares	492	—	—	(492)	—	—	—	—
Common shares repurchased	—	—	—	(13,667)	—	—	—	(13,667)
Share-based compensation	—	—	887	—	—	—	—	887
Balance, September 30, 2022	$63,410	$—	$1,585,303	$(911,934)	$(9,063)	$(394,408)	$2,889	$336,197

Balance, June 30, 2023	$—	$—	$1,626,556	$(939,983)	$(9,063)	$(385,350)	$3,173	$295,333
Net income	—	—	—	9,022	—	—	201	9,223
Currency translation adjustment	—	—	—	—	—	(6,730)	(65)	(6,795)
Dividends paid	—	—	—	(3,731)	—	—	(68)	(3,799)
Common shares repurchased	—	—	—	(1,252)	—	—	—	(1,252)
Share-based compensation	—	—	1,253	—	—	—	—	1,253
Balance, September 30, 2023	$—	$—	$1,627,809	$(935,944)	$(9,063)	$(392,080)	$3,241	$293,963

Balance, December 31, 2021	$61,941	$—	$1,582,442	$(912,951)	$(8,050)	$(361,883)	$1,612	$363,111
Net income	—	—	—	16,695	—	—	1,706	18,401
Currency translation adjustment	—	—	—	—	—	(32,525)	(232)	(32,757)
Dividends paid	—	—	—	—	—	—	(197)	(197)
Dividends attributable to Class A preferred shares	1,469	—	—	(1,469)	—	—	—	—
Common shares repurchased	—	—	—	(14,209)	—	—	—	(14,209)
Share-based compensation	—	—	2,861	—	(1,013)	—		1,848
Balance, September 30, 2022	$63,410	$—	$1,585,303	$(911,934)	$(9,063)	$(394,408)	$2,889	$336,197

Balance, December 31, 2022	$—	$—	$1,624,512	$(930,123)	$(9,063)	$(385,187)	$3,562	$303,701
Net income (loss)	—	—	—	7,132	—	—	(53)	7,079
Currency translation adjustment	—	—	—	—	—	(6,893)	3	(6,890)
Dividends paid	—	—	—	(3,731)	—	—	(271)	(4,002)
Common shares repurchased	—	—	—	(9,222)	—	—	—	(9,222)
Share-based compensation	—	—	3,297	—	—	—	—	3,297
Balance, September 30, 2023	$—	$—	$1,627,809	$(935,944)	$(9,063)	$(392,080)	$3,241	$293,963

	Preferred Shares	Common Shares (in thousands)
Balance, December 31, 2022	—	15,218
Share-based compensation	—	26
Common shares repurchased	—	(443)
Balance, September 30, 2023	—	14,801
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$7,079	$18,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,277	65,818
Deferred income tax expense	2,688	6,930
Non-cash compensation charge	3,297	2,861
Losses (gains) on disposals of assets	2,264	(4,069)
Provision (benefit) for credit losses, net of recoveries	120	(23)
Other, net	1,900	2,397
Changes in operating assets and liabilities:
Accounts receivable	(37,411)	(19,138)
Inventories	420	(1,557)
Accounts payable and accrued liabilities	4,767	3,515
Taxes payable	(5)	(62)
Other current and noncurrent assets and liabilities, net	12,197	(12,701)
Net cash flows provided by operating activities	56,593	62,372

Cash flows from investing activities:
Capital expenditures	(21,179)	(17,466)
Proceeds from dispositions of property, plant and equipment	7,070	11,975
Other, net	—	190
Net cash flows used in investing activities	(14,109)	(5,301)

Cash flows from financing activities:
Revolving credit borrowings	172,867	204,951
Revolving credit repayments	(179,599)	(219,775)
Term loan repayments	(22,338)	(23,059)
Dividends paid	(3,731)	—
Repurchases of common shares	(9,222)	(14,209)
Taxes paid on vested shares	—	(1,013)
Net cash flows used in financing activities	(42,023)	(53,105)

Effect of exchange rate changes on cash	(598)	(1,887)
Net change in cash and cash equivalents	(137)	2,079
Cash and cash equivalents, beginning of period	7,954	6,282

Cash and cash equivalents, end of period	$7,817	$8,361

Non-cash financing activities:
Preferred dividends paid-in-kind	$—	$1,469
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
FINANCIAL STATEMENTS
(Continued)
2.REVENUE

The following table disaggregates our revenue by our two reportable segments: Canada and Australia and major categories for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Canada
Accommodation revenues	$71,417	$72,724	$208,000	$219,349
Mobile facility rental revenues	17,314	25,283	54,752	73,359
Food service and other services revenues	6,413	5,002	17,315	15,276
Total Canada revenues	95,144	103,009	280,067	307,984

Australia
Accommodation revenues	$46,012	$38,316	$130,953	$114,967
Food service and other services revenues	41,873	35,489	116,465	90,187
Total Australia revenues	87,885	73,805	247,418	205,154

Other
Other revenues	$543	$7,413	$2,521	$21,721
Total other revenues	543	7,413	2,521	21,721

Total revenues	$183,572	$184,227	$530,006	$534,859

Our payment terms vary by the type and location of our customer and the products or services offered. The time between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of September 30, 2023, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2023	2024	2025	Thereafter	Total
Revenue expected to be recognized as of September 30, 2023	$43,646	$151,716	$111,329	$383,980	$690,671

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

As of September 30, 2023 and December 31, 2022, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. In addition, the estimated fair value of our assets held for sale is based upon Level 2 fair value measurements, which include appraisals and previous negotiations with third parties.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
4.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2023 and December 31, 2022 is presented below (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable, net:
Trade	$87,567	$65,563
Unbilled revenue	64,820	52,547
Other	1,739	1,944
Total accounts receivable	154,126	120,054
Allowance for credit losses	(180)	(299)
Total accounts receivable, net	$153,946	$119,755

	September 30, 2023	December 31, 2022
Inventories:
Finished goods and purchased products	$4,955	$5,538
Raw materials	1,317	1,369
Total inventories	$6,272	$6,907

	Estimated Useful Life (in years)			September 30, 2023	December 31, 2022
Property, plant and equipment, net:
Land				$25,888	$25,528
Accommodations assets	3	—	15	1,330,164	1,464,476
Buildings and leasehold improvements	7	—	20	15,396	15,516
Machinery and equipment	4	—	7	12,429	11,775
Office furniture and equipment	3	—	7	64,981	62,725
Vehicles	3	—	5	9,325	8,411
Construction in progress				8,902	1,771
Total property, plant and equipment				1,467,085	1,590,202
Accumulated depreciation				(1,203,649)	(1,288,312)
Total property, plant and equipment, net				$263,436	$301,890

	September 30, 2023	December 31, 2022
Accrued liabilities:
Accrued compensation	$27,888	$34,358
Accrued taxes, other than income taxes	2,988	2,873
Other (1)	17,817	1,980
Total accrued liabilities	$48,693	$39,211

(1)The increase in Other accrued liabilities from December 31, 2022 to September 30, 2023 was due to payments received in the third quarter of 2023 from a customer related to an asset sale contract, which are expected to be recognized in the fourth quarter of 2023 and the first quarter of 2024.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	September 30, 2023	December 31, 2022
Contract liabilities (Deferred revenue):
Current contract liabilities (1)	$6,884	$991
Noncurrent contract liabilities (1)	7,986	—
Total contract liabilities (Deferred revenue)	$14,870	$991

(1)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our unaudited consolidated balance sheets.

Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The increase in deferred revenue from December 31, 2022 to September 30, 2023 was due to payments received from a customer for village enhancements in Australia and a payment received from a customer related to an asset transportation contract, which will all be recognized over the contracted terms.

5.ASSETS HELD FOR SALE

As of September 30, 2023 and December 31, 2022, assets held for sale included certain assets in our Canadian business segment and the U.S. These assets were recorded at the estimated fair value less costs to sell, which exceeded or equaled their carry values. During the first quarter of 2023, we sold the accommodation assets at our Louisiana location. The land at this location remains in assets held for sale as of September 30, 2023.

During the third quarter of 2023, we entered into a definitive agreement to sell our McClelland Lake Lodge assets for approximately C$49 million, or US$36 million. The related assets had no remaining carrying value. During the third quarter of 2023, we recognized $4.9 million in demobilization costs and received $9.1 million in cash proceeds associated with the sale. We expect to recognize the remaining demobilization costs and the proceeds of the sale in the fourth quarter of 2023 and first quarter of 2024.

The following table summarizes the carrying amount as of September 30, 2023 and December 31, 2022 of the assets classified as held for sale (in thousands):

	September 30, 2023	December 31, 2022
Assets held for sale:
Property, plant and equipment, net	$8,185	$8,653
Total assets held for sale	$8,185	$8,653

6.EARNINGS PER SHARE

For the three and nine months ended September 30, 2023, we calculated our basic earnings per share by dividing net income (loss) attributable to common shareholders, before allocation of earnings to participating earnings by the weighted average number of common shares outstanding. For diluted earnings per share, the basic shares outstanding are adjusted by adding all potentially dilutive securities.

For the three and nine months ended September 30, 2022, a period during which we had participating securities in the form of Class A preferred shares, we used the two-class method to calculate basic and diluted earnings per share. The two-class method requires a proportional share of net income to be allocated between common shares and participating securities. The proportional share to be allocated to participating securities is determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities.

Basic earnings per share is computed under the two-class method by dividing the net income (loss) attributable to common shareholders, after allocation of earnings to participating earnings by the weighted average number of common shares outstanding during the period. Net income attributable to common shareholders, after allocation of earnings to participating

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
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

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to Civeo common shareholders, before allocation of earnings to participating securities	$9,022	$5,225	$7,132	$15,226
Less: income allocated to participating securities	—	(794)	—	(2,297)
Net income attributable to Civeo Corporation common shareholders, after allocation of earnings to participating securities	$9,022	$4,431	$7,132	$12,929
Add: undistributed income attributable to participating securities	—	794	—	2,297
Less: undistributed income reallocated to participating securities	—	(788)	—	(2,275)
Diluted net income attributable to Civeo Corporation common shareholders, after reallocation adjustment for participating securities	$9,022	$4,437	$7,132	$12,951

Denominator:
Weighted average shares outstanding - basic	14,814	13,932	14,980	14,058
Dilutive shares - share-based awards	77	132	71	162
Weighted average shares outstanding - diluted	14,891	14,064	15,051	14,220

Basic net income per share attributable to Civeo Corporation common shareholders (1)	$0.61	$0.32	$0.48	$0.92

Diluted net income per share attributable to Civeo Corporation common shareholders (1)	$0.61	$0.32	$0.47	$0.91

(1)Computations may reflect rounding adjustments.

The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented (in millions of shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based awards (1)	—	—	—	—
Preferred shares	—	2.5	—	2.5

(1)Share-based awards for the three and nine months ended September 30, 2023 and September 30, 2022 totaled fewer than 0.1 million shares.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
7.DEBT

As of September 30, 2023 and December 31, 2022, long-term debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Canadian term loan; weighted average interest rate of 8.1% for the nine month period ended September 30, 2023	$7,396	$29,532

U.S. revolving credit facility; weighted average interest rate of 10.1% for the nine month period ended September 30, 2023	—	—

Canadian revolving credit facility; weighted average interest rate of 8.2% for the nine month period ended September 30, 2023	95,852	101,147

Australian revolving credit facility; weighted average interest rate of 6.7% for the nine month period ended September 30, 2023	—	1,358
	103,248	132,037
Less: Unamortized debt issuance costs	253	1,084
Total debt	102,995	130,953
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	7,143	28,448
Long-term debt, less current maturities	$95,852	$102,505

Credit Agreement

As of September 30, 2023, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.
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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of September 30, 2023.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of September 30, 2023, we had seven lenders that were parties to the Credit Agreement, with total commitments (including both revolving commitments and term commitments) ranging from $22.5 million to $52.0 million. As of September 30, 2023, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.
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
We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of September 30, 2023 and 2022, the U.S. was considered a loss jurisdiction for tax accounting purposes and was removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax benefit for the three months ended September 30, 2023 totaled $1.2 million, or (15.2)% of pretax income, compared to income tax expense of $3.7 million, or 37.2% of pretax income, for the three months ended September 30, 2022. Our effective tax rate for the three months ended September 30, 2023 and 2022 was impacted by considering the U.S. a loss jurisdiction that was removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Additionally, under Accounting Standards Codification 740-270, “Accounting for Income Taxes,” the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year to date provision.

Our income tax expense for the nine months ended September 30, 2023 totaled $2.9 million, or 29.0% of pretax income, compared to income tax expense of $7.1 million, or 27.8% of pretax income, for the nine months ended September 30, 2022. Our effective tax rate for the nine months ended September 30, 2023 and 2022 was impacted by considering the U.S. a loss jurisdiction that was removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

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

10.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $6.9 million from $385.2 million at December 31, 2022 to $392.1 million at September 30, 2023, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the nine months of 2023 were primarily driven by the Australian dollar decreasing in value compared to the U.S. dollar and the Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$198 million and A$211 million, respectively, at September 30, 2023.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
11.SHARE REPURCHASE PROGRAMS AND DIVIDENDS

Share Repurchase Programs

In August 2023, 2022 and 2021, our Board of Directors (Board) authorized common share repurchase programs to repurchase up to 5.0% of our total common shares which were issued and outstanding, or approximately 742,000, 685,000 and 715,000 common shares, respectively, over a twelve month period.

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

The following table summarizes our common share repurchases pursuant to our share repurchase programs (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dollar-value of shares repurchased	$1,252	$2,997	$9,222	$3,540
Shares repurchased	62.3	101.0	443.2	123.9
Average price paid per share	$20.05	$29.65	$20.78	$28.54

In addition to the share repurchases pursuant to our share repurchase programs, we repurchased 374,753 common shares from a shareholder for approximately $10.7 million during the three months ended September 30, 2022.

Dividends

Our Board declared a quarterly dividend on September 5, 2023 of $0.25 per common share to shareholders of record as of close of business on September 15, 2023. The total cash payment of $3.7 million was paid on September 29, 2023. The dividend is an eligible dividend pursuant to the Income Tax Act (Canada).

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

Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended September 30, 2023 and 2022 totaled $0.3 million and $0.3 million, respectively. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the nine months ended September 30, 2023 and 2022 totaled $0.8 million and $0.9 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended September 30, 2023 and 2022 was zero and less than $0.1 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the nine months ended September 30, 2023 and 2022 was $0.9 million and $2.1 million, respectively.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

At September 30, 2023, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.7 million, which is expected to be recognized over a weighted average period of 0.6 years.

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

During the three months ended September 30, 2023 and 2022, we recognized compensation expense associated with phantom shares totaling $1.7 million and $2.3 million, respectively. During the nine months ended September 30, 2023 and 2022, we recognized compensation expense associated with phantom shares totaling $4.8 million and $7.2 million, respectively. At September 30, 2023, unrecognized compensation cost related to phantom shares was $7.3 million, as remeasured at September 30, 2023, which is expected to be recognized over a weighted average period of 1.8 years.

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

During the three months ended September 30, 2023 and 2022, we recognized compensation expense associated with performance share awards totaling $1.0 million and $0.6 million, respectively. During the nine months ended September 30, 2023 and 2022, we recognized compensation expense associated with performance share awards totaling $2.5 million and $1.9 million, respectively. No performance share awards vested during the three months ended September 30, 2023 and 2022. The total fair value of performance share awards that vested during the nine months ended September 30, 2023 and 2022 was zero and $2.4 million, respectively. At September 30, 2023, unrecognized compensation cost related to performance share awards was $4.6 million, which is expected to be recognized over a weighted average period of 1.8 years.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

13.SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified the following reportable segments: Canada and Australia, which represent our strategic focus on hospitality services and workforce accommodations. Prior to the first quarter of 2023, we presented the U.S. operating segment as a separate reportable segment. Our operating segment in the U.S. no longer meets the reportable segment quantitative thresholds required by GAAP and is included below within the Corporate, other and eliminations category. Prior periods have been updated to be consistent with the presentation for the three and nine months ended September 30, 2023.

Financial information by business segment for each of the three and nine months ended September 30, 2023 and 2022 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2023
Canada	$95,144	$9,565	$10,811	$3,006	$745,377
Australia	87,885	7,181	9,067	6,244	195,315
Corporate, other and eliminations	543	168	(3,839)	212	(384,098)
Total	$183,572	$16,914	$16,039	$9,462	$556,594

Three months ended September 30, 2022
Canada	$103,009	$14,749	$7,846	$3,580	$718,981
Australia	73,805	7,599	5,859	4,921	191,557
Corporate, other and eliminations	7,413	260	(2,920)	318	(327,209)
Total	$184,227	$22,608	$10,785	$8,819	$583,329

Nine months ended September 30, 2023
Canada	$280,067	$37,067	$9,486	$7,075	$745,377
Australia	247,418	22,099	23,140	13,373	195,315
Corporate, other and eliminations	2,521	111	(10,319)	731	(384,098)
Total	$530,006	$59,277	$22,307	$21,179	$556,594

Nine months ended September 30, 2022
Canada	$307,984	$41,344	$23,081	$7,433	$718,981
Australia	205,154	23,284	17,446	8,969	191,557
Corporate, other and eliminations	21,721	1,190	(11,263)	1,064	(327,209)
Total	$534,859	$65,818	$29,264	$17,466	$583,329

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including the volatility in the price of and demand for commodities, as well as our expectations about capital expenditures in 2023, beliefs with respect to liquidity needs and expectations with respect to share repurchases and dividends. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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
During 2022 and through the first nine months of 2023, inflationary pressures and supply chain disruptions have been, and are being, experienced worldwide. Price increases resulting from inflation and supply chain concerns have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. We are managing inflation risk with negotiated service scope changes and contractual protections.
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
Since historic lows in early 2020 during the start of the COVID-19 pandemic, global oil prices increased in late 2020 and throughout 2021 primarily due to improved global oil demand and lagging global oil supply due to oil production discipline from publicly traded oil producers and OPEC+ countries. These supply/demand dynamics continued in 2022 and were exacerbated by the ongoing conflict between Russia/Ukraine and related sanctions on Russia, as well as actions taken by OPEC+ to adjust production levels, which decreased global fossil fuel supply even further. This led to a significant increase in global oil prices to above $100 per barrel in the second quarter of 2022. Severe inflation and rising interest rates in the second half of 2022 led to concerns of an economic recession and lower oil demand which resulted in decreased oil prices through the remainder of 2022 and the first six months of 2023. In an effort to support the price of oil amidst demand concerns, OPEC+ announced additional oil production cuts in April 2023. Further, Saudi Arabia announced voluntary oil production cuts in June 2023, which have been extended through the end of 2023. These production cuts, coupled with the rising geopolitical risks in the Middle East, resulted in increased oil prices in the third quarter and early fourth quarter of 2023.
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
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile assets and to improve take-away capacity for Canadian oil sands producers over the longer term. The Enbridge Line 3 replacement project was completed at the end of 2021 and the Trans Mountain Pipeline (TMX) is currently under construction and continues to progress towards completion. TMX recently announced that the project is approximately 90% complete, with mechanical completion expected to occur at the end of 2023, and the pipeline is expected to be in-service in the first quarter of 2024.
WCS prices in the third quarter of 2023 averaged $66.20 per barrel compared to an average of $70.70 in the third quarter of 2022. The WCS Differential decreased from $27.62 per barrel at the end of the fourth quarter of 2022 to $18.30 at the end of the third quarter of 2023. As of October 23, 2023, the WTI price was $61.42 and the WCS price was $86.39, resulting in a WCS Differential of $24.97
Although oil prices reached multi-year highs in the first half of 2022, they fluctuated through the second half of 2022 and throughout 2023. There is continued uncertainty around commodity price levels, including the impact of inflationary pressures, actions taken by OPEC+ to adjust production levels, geopolitical events such as the ongoing Russia/Ukraine conflict and rising geopolitical risks in the Middle East, and regulatory implications on such prices, which could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets.
We did not renew our expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which expired in June 2023, ten years earlier than originally expected, in order to support our customer’s intent to mine the land where the lodge was located. In addition, the accompanying hospitality services contract at McClelland Lake Lodge expired in July 2023;

however, we will continue to provide hospitality services to the customer at our other owned lodges through January 31, 2024 under a short-term take-or-pay commitment. Our assets are being demobilized and expected to be completely removed from the existing site by February 1, 2024. During the third quarter of 2023, we entered into a definitive agreement to sell our McClelland Lake Lodge assets to a U.S.-based mining project for approximately C$49 million, or US$36 million. We expect to complete the transaction before January 31, 2024, subject to the satisfaction of customary closing conditions. During the third quarter of 2023, we recognized $4.9 million in demobilization costs and received $9.1 million in cash proceeds associated with the sale. We expect to recognize the remaining demobilization costs and the proceeds of the sale in the fourth quarter of 2023 and first quarter of 2024.
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
Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve designated portions of the related pipeline construction activity. While our current expectation is that the majority of our contracted commitments associated with the CGL pipeline project will be completed in the fourth quarter of 2023, any new delays in facility or pipeline construction may result in extensions to these dates.
Australia. In Australia, 84% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the level of global steel production, which increased by 0.2% for the first eight months of 2023 compared to the same period of 2022. The marginal increase year-over-year was the result of stronger production from both China and India in July and August. As of October 23, 2023, met coal spot prices were $342.00 per tonne.

Following historic highs in early 2022, met coal prices have since stabilized and were further supported in the first half of 2023 with seasonal weather-related supply interruptions in Australia. In September 2023, met coal prices increased to over $300 per tonne, as truck and port disruptions resulted in extremely tight supply from Australia. Analysts forecast met coal prices to remain near $300 per tonne during the fourth quarter of 2023 due to supply limitations in Australia. Downward pressure on prices is still possible in the short term if demand in China worsens.

Civeo's activity in Western Australia is driven primarily by iron ore production, which is a key steel-making ingredient.  Iron ore prices have stabilized in 2023 after fluctuating in the second half of 2022. As of October 23, 2023, iron ore spot prices were $112.04 per tonne. Analysts forecast Chinese steel production in 2023 to be at similar levels to 2022 and expect forecast iron ore pricing in 2023 to remain between $100 and $115.

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

Recent Commodity Prices. Recent WTI crude, WCS crude, met coal and iron ore pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)
Fourth Quarter through October 23, 2023	$86.25	$64.26	$354.05	$114.79
9/30/2023	82.50	66.20	260.12	111.04
6/30/2023	73.54	60.25	243.54	106.98
3/31/2023	75.96	56.61	341.08	117.08
12/31/2022	82.82	54.72	276.19	94.93
9/30/2022	91.63	70.70	252.63	99.21
6/30/2022	108.77	92.89	464.61	128.80
3/31/2022	95.17	82.04	474.83	129.46

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	Percentage	2023	2022	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.746	$0.766	($0.02)	(2.6)%	$0.743	$0.779	($0.04)	(4.6)%
Average Australian dollar to U.S. dollar	$0.655	$0.683	($0.03)	(4.1)%	$0.669	$0.707	($0.04)	(5.4)%

	As of
	September 30, 2023	December 31, 2022	Change	Percentage
Canadian dollar to U.S. dollar	$0.740	$0.738	$0.00	0.2%
Australian dollar to U.S. dollar	$0.645	$0.679	($0.03)	(5.0)%

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

Results of Operations
Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2023, is based on a comparison to the corresponding period of 2022.
Results of Operations – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	Change

	($ in thousands)
Revenues:
Canada	$95,144	$103,009	$(7,865)
Australia	87,885	73,805	14,080
Other	543	7,413	(6,870)
Total revenues	183,572	184,227	(655)
Costs and expenses:
Cost of sales and services
Canada	65,972	72,878	(6,906)
Australia	63,595	53,333	10,262
Other	729	7,285	(6,556)
Total cost of sales and services	130,296	133,496	(3,200)
Selling, general and administrative expenses	20,236	17,677	2,559
Depreciation and amortization expense	16,914	22,608	(5,694)
Other operating expense (income)	87	(339)	426
Total costs and expenses	167,533	173,442	(5,909)
Operating income	16,039	10,785	5,254

Interest expense, net	(3,321)	(2,988)	(333)
Other income (expense)	(4,709)	2,179	(6,888)
Income before income taxes	8,009	9,976	(1,967)
Income tax benefit (expense)	1,214	(3,713)	4,927
Net income	9,223	6,263	2,960
Less: Net income attributable to noncontrolling interest	201	546	(345)
Net income attributable to Civeo Corporation	9,022	5,717	3,305
Less: Dividends attributable to preferred shares	—	492	(492)
Net income attributable to Civeo common shareholders	$9,022	$5,225	$3,797

We reported net income attributable to Civeo for the quarter ended September 30, 2023 of $9.0 million, or $0.61 per diluted share compared to net income attributable to Civeo for the quarter ended September 30, 2022 of $5.2 million, or $0.32 per diluted share.
Revenues. Consolidated revenues decreased $0.7 million, or 0%, in the third quarter of 2023 compared to the third quarter of 2022. This decrease was primarily due to (i) decreased mobile asset activity from pipeline projects in Canada, (ii) reduced activity in the U.S. operations due to the sale of our wellsite and offshore businesses in the second half of 2022 and (iii) a weaker Australian and Canadian dollar relative to the U.S. dollar in the third quarter of 2023 compared to the third quarter of 2022. These items were partially offset by (i) increased occupancy at our Civeo owned villages in the Australian Bowen and Gunnedah Basins and (ii) increased activity at our integrated services villages in Western Australia. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $3.2 million, or 2%, in the third quarter of 2023 compared to the third quarter of 2022. This decrease was primarily due to (i) lower costs related to reduced mobile asset activity in Canada, (ii) lower staff costs at certain lodges in Canada, (iii) reduced activity at our south lodges in Canada, (iv) reduced activity in the U.S. operations due to the sale of our wellsite and offshore businesses in the second half of 2022 and (v) a weaker Australian and Canadian dollar relative to the U.S. dollar in the third quarter of 2023 compared to the third quarter of 2022. These items were partially offset by (i) increased occupancy at our Civeo owned villages in the Australian

Bowen and Gunnedah Basins and (ii) increased activity at our integrated services villages in Western Australia. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expense increased $2.6 million, or 14%, in the third quarter of 2023 compared to the third quarter of 2022. This increase was primarily due to higher incentive compensation costs and higher compensation expense. The increase in compensation expense was primarily due to increased staff and associated recruitment costs. These items were partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in the third quarter of 2023 compared to the third quarter of 2022.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $5.7 million, or 25%, in the third quarter of 2023 compared to the third quarter of 2022. The decrease was primarily due to (i) the sale of our wellsite and offshore businesses in the U.S. in the second half of 2022, (ii) certain assets becoming fully depreciated in Canada in the second quarter of 2023 and (iii) lower depreciation and amortization expense due to a weaker Australian and Canadian dollar relative to the U.S. dollar in the third quarter of 2023 compared to the third quarter of 2022.
Operating Income. Consolidated operating income increased $5.3 million, or 49%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to increased activity in Australia and lower depreciation and amortization expense. These items were partially offset by reduced mobile asset activity in Canada and increased operating costs due to inflationary pressures in the third quarter of 2023 compared to the third quarter of 2022.
Interest Expense, net. Net interest expense increased by $0.3 million, or 11%, in the third quarter of 2023 compared to the third quarter of 2022, primarily related to higher interest rates on credit facility borrowings during 2023 compared to 2022, partially offset by lower average debt levels.
Other Income. Consolidated other income decreased $6.9 million in the third quarter of 2023 compared to the third quarter of 2022, primarily due to lower net gains on the sale of assets. The third quarter of 2023 included expenses of $4.9 million associated with the demobilization of our McClelland Lake Lodge to prepare the assets for sale. The associated gain related to the sale of the McClelland Lake Lodge assets will be recognized in the fourth quarter of 2023 and first quarter of 2024. The third quarter of 2022 include gains related to the sale of our Kambalda village and an undeveloped land holding in Australia, our wellsite business in the U.S. and various mobile assets and unused corporate office space in Canada.
Income Tax (Expense) Benefit. Our income tax benefit for the three months ended September 30, 2023 totaled $1.2 million, or (15.2)% of pretax income, compared to an income tax expense of $3.7 million, or 37.2% of pretax income, for the three months ended September 30, 2022. Our effective tax rate for the three months ended September 30, 2023 and 2022 was impacted by considering the U.S. a loss jurisdiction that was removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Additionally, under Accounting Standards Codification 740-270, “Accounting for Income Taxes,” the quarterly tax provision is based on our current estimate of the annual effective tax rate less the prior quarter’s year to date provision.
Other Comprehensive (Loss) Income. Other comprehensive income increased $14.0 million in the third quarter of 2023 compared to the third quarter of 2022, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 2% in the third quarter of 2023 compared to a 6% decrease in the third quarter of 2022. The Australian dollar exchange rate compared to the U.S. dollar decreased 3% in the third quarter of 2023 compared to a 6% decrease in the third quarter of 2022.

Segment Results of Operations – Canadian Segment

	Three Months Ended September 30,
	2023	2022	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$71,417	$72,724	$(1,307)
Mobile facility rental revenue (2)	17,314	25,283	(7,969)
Food service and other services revenue (3)	6,413	5,002	1,411
Total revenues	$95,144	$103,009	$(7,865)

Cost of sales and services ($ in thousands)
Accommodation cost	$46,063	$50,308	$(4,245)
Mobile facility rental cost	11,636	15,597	(3,961)
Food service and other services cost	5,867	4,447	1,420
Indirect other costs	2,406	2,526	(120)
Total cost of sales and services	$65,972	$72,878	$(6,906)

Gross margin as a % of revenues	30.7%	29.3%	1.4%

Average daily rate for lodges (4)	$98	$99	$(1)

Total billed rooms for lodges (5)	726,364	730,708	(4,344)

Average Canadian dollar to U.S. dollar	$0.746	$0.766	$(0.020)

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

Our Canadian segment reported revenues in the third quarter of 2023 that were $7.9 million, or 8%, lower than the third quarter of 2022. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 2.6% in the third quarter of 2023 compared to the third quarter of 2022 resulted in a $2.6 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the revenue decrease was driven by reduced mobile asset activity from pipeline projects.

Our Canadian segment cost of sales and services decreased $6.9 million, or 9%, in the third quarter of 2023 compared to the third quarter of 2022. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 2.6% in the third quarter of 2023 compared to the third quarter of 2022 resulted in a $1.8 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the decrease in cost of sales and services was driven by (i) lower costs related to the reduced mobile asset activity, (ii) lower staff costs at certain lodges and (iii) reduced activity at our south lodges. These decreases were partially offset by increased operating costs at our lodges due to inflationary pressures.

Our Canadian segment gross margin as a percentage of revenues increased from 29.3% in the third quarter of 2022 to 30.7% in the third quarter of 2023. This was primarily driven by improved margins at our lodges due to improved efficiencies, partially offset by reduced margins at our lodges due to inflationary pressures and reduced margins from our mobile asset activity as certain higher margin components were recognized over the initial contract terms through late 2022, with 2023 representing continuing operations.

Segment Results of Operations – Australian Segment

	Three Months Ended September 30,
	2023	2022	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$46,012	$38,316	$7,696
Food service and other services revenue (2)	41,873	35,489	6,384
Total revenues	$87,885	$73,805	$14,080

Cost of sales and services ($ in thousands)
Accommodation cost	$22,404	$17,818	$4,586
Food service and other services cost	38,898	33,465	5,433
Indirect other cost	2,293	2,050	243
Total cost of sales and services	$63,595	$53,333	$10,262

Gross margin as a % of revenues	27.6%	27.7%	(0.1)%

Average daily rate for villages (3)	$74	$73	$1

Total billed rooms for villages (4)	623,436	525,359	98,077

Australian dollar to U.S. dollar	$0.655	$0.683	$(0.028)

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

Our Australian segment reported revenues in the third quarter of 2023 that were $14.1 million, or 19%, higher than the third quarter of 2022. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 4.1% in the third quarter of 2023 compared to the third quarter of 2022 resulted in a $3.8 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 24% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen Basin and Gunnedah Basin and our integrated services villages in Western Australia.

Our Australian segment cost of sales and services increased $10.3 million, or 19%, in the third quarter of 2023 compared to the third quarter of 2022. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 4.1% in the third quarter of 2023 compared to the third quarter of 2022 resulted in a $2.8 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services was largely driven by increased occupancy at our Civeo owned villages in the Bowen Basin and Gunnedah Basin and our integrated services villages in Western Australia.

Our Australian segment gross margin as a percentage of revenues decreased to 27.6% in the third quarter of 2023 from 27.7% in the third quarter of 2022. This was primarily driven by an increased relative revenue contribution from our integrated services business, which has a service-only business model, and therefore generates lower overall gross margins than our accommodation business and increased operating costs due to inflationary pressures, partially offset by improved margins at Civeo owned villages in the Bowen Basin and Gunnedah Basin due to improved efficiencies as a result of increased activity.

Results of Operations – Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	Change

	($ in thousands)
Revenues:
Canada	$280,067	$307,984	$(27,917)
Australia	247,418	205,154	42,264
Other	2,521	21,721	(19,200)
Total revenues	530,006	534,859	(4,853)
Costs and expenses:
Cost of sales and services
Canada	211,722	223,093	(11,371)
Australia	180,448	145,539	34,909
Other	3,065	20,760	(17,695)
Total cost of sales and services	395,235	389,392	5,843
Selling, general and administrative expenses	52,885	50,572	2,313
Depreciation and amortization expense	59,277	65,818	(6,541)
Other operating expense (income)	302	(187)	489
Total costs and expenses	507,699	505,595	2,104
Operating income	22,307	29,264	(6,957)

Interest expense, net	(10,499)	(8,062)	(2,437)
Other income (expense)	(1,832)	4,290	(6,122)
Income before income taxes	9,976	25,492	(15,516)
Income tax expense	(2,897)	(7,091)	4,194
Net income	7,079	18,401	(11,322)
Less: Net income (loss) attributable to noncontrolling interest	(53)	1,706	(1,759)
Net income attributable to Civeo Corporation	7,132	16,695	(9,563)
Less: Dividends attributable to preferred shares	—	1,469	(1,469)
Net income attributable to Civeo common shareholders	$7,132	$15,226	$(8,094)

We reported net income attributable to Civeo for the nine months ended September 30, 2023 of $7.1 million, or $0.47 per diluted share compared to net income attributable to Civeo for the nine months ended September 30, 2022 of $15.2 million, or $0.91 per diluted share.
Revenues. Consolidated revenues decreased $4.9 million, or 1%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily due to (i) decreased mobile asset activity from pipeline projects in Canada, (ii) lower billed rooms at our Canadian lodges, (iii) reduced activity in the U.S. operations due to the sale of our wellsite and offshore businesses in the second half of 2022 and (iv) a weaker Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. These items were partially offset by (i) increased occupancy at our Civeo owned villages in the Australian Bowen and Gunnedah Basins and (ii) increased activity at our integrated services villages in Western Australia. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $5.8 million, or 2%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to (i) increased occupancy at our Civeo owned villages in the Australian Bowen and Gunnedah Basins, (ii) increased activity at our integrated services villages in Western Australia and (iii) increased operating costs due to inflationary pressures in Australia. These items were partially offset by (i) reduced activity in the U.S. operations due to the sale of our wellsite and offshore businesses in the second half of 2022, (ii) lower costs related to reduced mobile asset activity in Canada and (iii) a weaker Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense increased $2.3 million, or 5%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This increase was primarily due to higher compensation expense, higher information technology expense and higher incentive compensation costs. The increase in compensation expense was primarily due to increased staff and recruitment costs. The increase in information technology expense was related to ongoing investment in our newly implemented HCM system and set-up costs incurred in a cloud computing arrangement for the HCM system, which are being amortized through SG&A expense instead of depreciation and amortization expense. These items were partially offset by lower share-based compensation expense and a weaker Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in share-based compensation expense was due to a relative decrease in our stock price during 2023 compared to 2022.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $6.5 million, or 10%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to (i) the sale of our wellsite and offshore businesses in the U.S. in the second half of 2022, (ii) certain assets becoming fully depreciated in Canada in the second quarter of 2023 and (iii) lower depreciation and amortization expense due to a weaker Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This was partially offset by the shortening of the useful lives on certain assets in Canada, including the McClelland Lake Lodge.
Operating Income. Consolidated operating income decreased $7.0 million, or 24%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to reduced mobile asset activity in Canada and increased operating costs due to inflationary pressures in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Interest Expense, net. Net interest expense increased by $2.4 million, or 30%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily related to higher interest rates on credit facility borrowings during 2023 compared to 2022, partially offset by lower average debt levels.

Other Income. Consolidated other income decreased $6.1 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to lower gain on the sale of assets. The nine months ended September 30, 2023 included expenses of $4.9 million associated with the demobilization of our McClelland Lake Lodge to prepare the assets for sale, partially offset by gains related to the sale of our Acadian Acres accommodation assets in the U.S. The associated gain related to the sale of the McClelland Lake Lodge assets will be recognized in the fourth quarter of 2023 and first quarter of 2024. The nine months ended September 30, 2022 included gains on the sale of assets primarily related to our Kambalda village and undeveloped land holdings in Australia, our wellsite business in the U.S. and various mobile assets across Canada, Australia and the U.S.

Income Tax (Expense) Benefit. Our income tax expense for the nine months ended September 30, 2023 totaled $2.9 million, or 29% of pretax income, compared to an income tax expense of $7.1 million, or 28% of pretax income, for the nine months ended September 30, 2022. Our effective tax rate for the nine months ended September 30, 2023 and 2022 was impacted by considering the U.S. a loss jurisdiction that was removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Other Comprehensive (Loss) Income. Other comprehensive income increased $25.9 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 0.2% in the nine months ended September 30, 2023 compared to a 8% decrease in the nine months ended September 30, 2022. The Australian dollar exchange rate compared to the U.S. dollar decreased 5% in the nine months ended September 30, 2023 compared to a 11% decrease in the nine months ended September 30, 2022.

Segment Results of Operations – Canadian Segment

	Nine Months Ended September 30,
	2023	2022	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$208,000	$219,349	$(11,349)
Mobile facility rental revenue (2)	54,752	73,359	(18,607)
Food service and other services revenue (3)	17,315	15,276	2,039
Total revenues	$280,067	$307,984	$(27,917)

Cost of sales and services ($ in thousands)
Accommodation cost	$150,592	$156,543	$(5,951)
Mobile facility rental cost	37,736	44,939	(7,203)
Food service and other services cost	15,701	13,782	1,919
Indirect other costs	7,693	7,829	(136)
Total cost of sales and services	$211,722	$223,093	$(11,371)

Gross margin as a % of revenues	24.4%	27.6%	(3.2)%

Average daily rate for lodges (4)	$98	$102	$(4)

Total billed rooms for lodges (5)	2,093,459	2,137,530	(44,071)

Average Canadian dollar to U.S. dollar	$0.743	$0.779	$(0.036)

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

Our Canadian segment reported revenues in the nine months ended September 30, 2023 that were $27.9 million, or 9%, lower than the nine months ended September 30, 2022. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 4.6% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 resulted in a $13.7 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the revenue decrease was driven by (i) reduced mobile asset activity from pipeline projects and (ii) lower billed rooms at our lodges.

Our Canadian segment cost of sales and services decreased $11.4 million, or 5%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 4.6% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 resulted in a $10.6 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the decrease in cost of sales and services was driven by lower costs related to the reduced mobile asset activity. This decrease was partially offset by increased operating costs at our lodges due to inflationary pressures.

Our Canadian segment gross margin as a percentage of revenues decreased from 27.6% in the nine months ended September 30, 2022 to 24.4% in the nine months ended September 30, 2023. This was primarily driven by reduced margins at our lodges due to inflationary pressures and reduced margins from our mobile asset activity as certain higher margin components were recognized over the initial contract terms through late 2022, with 2023 representing continuing operations.

Segment Results of Operations – Australian Segment

	Nine Months Ended September 30,
	2023	2022	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$130,953	$114,967	$15,986
Food service and other services revenue (2)	116,465	90,187	26,278
Total revenues	$247,418	$205,154	$42,264

Cost of sales and services ($ in thousands)
Accommodation cost	$63,670	$55,065	$8,605
Food service and other services cost	110,132	84,836	25,296
Indirect other cost	6,646	5,638	1,008
Total cost of sales and services	$180,448	$145,539	$34,909

Gross margin as a % of revenues	27.1%	29.1%	(2.0)%

Average daily rate for villages (3)	$76	$76	$—

Total billed rooms for villages (4)	1,734,004	1,505,143	228,861

Australian dollar to U.S. dollar	$0.669	$0.707	$(0.038)

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

Our Australian segment reported revenues in the nine months ended September 30, 2023 that were $42.3 million, or 21%, higher than the nine months ended September 30, 2022. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 5.4% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 resulted in a $14.1 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 27% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen Basin and Gunnedah Basin and our integrated services villages in Western Australia.

Our Australian segment cost of sales and services increased $34.9 million, or 24%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 5.4% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 resulted in a $10.3 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services was largely driven by increased occupancy at our Civeo owned villages in the Bowen Basin and Gunnedah Basin and our integrated services villages in Western Australia and increased operating costs due to inflationary pressures.

Our Australian segment gross margin as a percentage of revenues decreased to 27.1% in the nine months ended September 30, 2023 from 29.1% in the nine months ended September 30, 2022. This was primarily driven by an increased relative revenue contribution from our integrated services business, which has a service-only business model, and therefore generates lower overall gross margins than our accommodation business and increased operating costs due to inflationary pressures, partially offset by improved margins at Civeo owned villages in the Bowen Basin and Gunnedah Basin due to improved efficiencies as a result of increased activity.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our hospitality services, developing new lodges and villages and purchasing or leasing land, to pay dividends, to repurchase common shares and for general working capital needs. In addition, capital has been used to repay debt and fund strategic business acquisitions. In the future, capital may be required to move lodges from one site to another. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under our Credit Agreement and proceeds from equity issuances. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions or refinance debt.

The following table summarizes our consolidated liquidity position as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Lender commitments	$200,000	$200,000
Borrowings against revolving credit capacity	(95,852)	(102,505)
Outstanding letters of credit	(1,367)	(1,365)
Unused availability	102,781	96,130
Cash and cash equivalents	7,817	7,954
Total available liquidity	$110,598	$104,084

Cash totaling $56.6 million was provided by operations during the nine months ended September 30, 2023, compared to $62.4 million provided by operations during the nine months ended September 30, 2022. During the nine months ended September 30, 2023 and 2022, $20.0 million and $29.9 million was used in working capital, respectively. The year-over-over decrease in cash used in working capital in 2023 compared to 2022 is largely due to payments received from a customer for village enhancements in Australia and a payment received from a customer related to an asset transportation contract, partially offset by the timing of payments during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Cash was used in investing activities during the nine months ended September 30, 2023 in the amount of $14.1 million, compared to cash used in investing activities during the nine months ended September 30, 2022 in the amount of $5.3 million. The increase in cash used in investing activities was primarily due to higher capital expenditures and lower proceeds from the sale of property, plant and equipment. Capital expenditures totaled $21.2 million and $17.5 million during the nine months ended September 30, 2023 and 2022, respectively. Capital expenditures in both periods were primarily related to maintenance. We received proceeds from the sale of property, plant and equipment of $7.1 million during the nine months ended September 30, 2023 primarily related to the sale of our McClelland Lake Lodge accommodation assets in Canada and Acadian Acres accommodation assets in the U.S., compared to $12.0 million during the nine months ended September 30, 2022 primarily related to the sale of our Kambalda village and undeveloped land holdings in Australia, unused corporate office space and various mobile assets in Canada and our wellsite business in the U.S.

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

Net cash of $42.0 million was used in financing activities during the nine months ended September 30, 2023 primarily due to term loan repayments of $22.3 million, repurchases of our common shares of $9.2 million, net repayments under our revolving credit facilities of $6.7 million and dividend payments of $3.7 million. Net cash of $53.1 million was used in financing activities during the nine months ended September 30, 2022 primarily due to net repayments under our revolving credit facilities of $14.8 million, term loan repayments of $23.1 million, repurchases of our common shares of $14.2 million and payments to settle tax obligations on vested shares under our share-based compensation plans of $1.0 million.

The following table summarizes the changes in debt outstanding during the nine months ended September 30, 2023 (in thousands):

Balance at December 31, 2022	$132,037
Borrowings under revolving credit facilities	172,867
Repayments of borrowings under revolving credit facilities	(179,599)
Repayments of term loans	(22,338)
Translation	281
Balance at September 30, 2023	$103,248

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

In August 2023, our Board authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 742,134 common shares, over a twelve month period. In addition, on September 5, 2023, our Board declared a quarterly dividend of $0.25 per common share to shareholders of record as of close of business on September 15, 2023. The total cash payment of $3.7 million was paid on September 29, 2023. The dividend is an eligible dividend pursuant to the Income Tax Act (Canada). See Note 11 – Share Repurchase Programs and Dividends to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Credit Agreement

As of September 30, 2023, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility scheduled to be fully repaid on December 31, 2023 in favor of Civeo.

As of September 30, 2023, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.

See Note 7 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Dividends

We intend to pay regular quarterly dividends on our common shares, with all future dividend payments subject to quarterly review and approval by our Board. The declaration and amount of all potential future dividends will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the Board deems relevant. In addition, our ability to pay cash dividends on common shares is limited by covenants in the Credit Agreement. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes if we are required to repatriate foreign earnings to pay such dividends. The amount per share of our dividend payments may be changed, or dividends may be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will continue to pay a dividend in the future.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2023, we had $103.2 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $1.0 million annually, based on our floating-rate debt obligations and interest rates in effect as of September 30, 2023.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$198 million and A$211 million, respectively, at September 30, 2023. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of September 30, 2023 would result in translation adjustments of approximately $20 million and $21 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended September 30, 2023.

	Total Number of Shares Purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
July 1, 2023 - July 31, 2023	20,500	(1)	$19.66	20,500	284,236
August 1, 2023 - August 31, 2023	—		$—	—	742,134	(2)
September 1, 2023 - September 30, 2023	41,844		$20.24	41,844	700,290
Total	62,344		$20.05	62,344	700,290

(1)In August 2022, our Board authorized a common share repurchase program (the 2022 Share Repurchase Program), which expired in August 2023, to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 685,614 common shares, over a twelve month period. We repurchased an aggregate of 20,500 of our common shares outstanding for approximately $0.4 million under the 2022 Share Repurchase Program during the three months ended September 30, 2023.
(2)In August 2023, our Board authorized a new common share repurchase program, (the 2023 Share Repurchase Program), which expires August 2024, to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 742,134 common shares over a twelve month period. We repurchased an aggregate of 41,844 of our common shares outstanding for approximately $0.8 million under the 2023 Share Repurchase Program during the three months ended September 30, 2023.

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

CIVEO CORPORATION

Date: October 27, 2023	By /s/ Carolyn J. Stone
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)