Form 10-K
period 2023-12-31
Civeo Corp
filed 2024-02-29
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was $254,992,411.

The Registrant had 14,669,767 common shares outstanding as of February 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2024 Annual General Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CIVEO CORPORATION

i

PART I

This annual report on Form 10-K (annual report) contains certain “forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the Securities Act) and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, refer to "Cautionary Statement Regarding Forward-Looking Statements" below and “Part I, Item 1. Business,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of this annual report.

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

•the level of activity, spending and natural resource development in Canada and Australia;

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

•general global economic conditions, such as the pace of global economic growth, a general slowdown in the global economy, supply chain disruptions, inflationary pressures and geopolitical events such as the ongoing Russia/Ukraine and Israel/Hamas conflicts;

•changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof, including taxing authorities not agreeing with our assessment of the effects of such laws, treaties and regulations;

•changes to government and environmental regulations, including climate change legislation and clean energy policies;

•global weather conditions, natural disasters, global health concerns, and security threats, including cybersecurity incidents;

•our ability to hire and retain skilled personnel;

•the availability and cost of capital, including the ability to access the debt and equity markets;

•our capital structure and our ability to return cash to shareholders through dividends or common share repurchases;

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

Our Company

We provide a suite of hospitality services for our guests in the natural resources industry, including lodging, catering and food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of these facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also manage development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed.

We primarily operate in some of the world’s most active oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore producing regions, where, in many cases, traditional accommodations and related infrastructure often are not accessible, sufficient or cost effective. Our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. Our extensive suite of services enables us to meet the unique needs of each of our customers, while providing comfortable accommodations for their employees. Our customers are able to outsource their accommodations needs to a single supplier, maintaining employee welfare and satisfaction while focusing their investment on their core resource production efforts.

Our Company is built on the foundation of the following core values: Safety, Respect, Care, Excellence, Integrity and Collaboration. We put the safety of our employees and guests above all other concerns. We care about our people, guests, customers, communities and the environment, and we deliver excellent service with passion and pride. We act with integrity and collaborate with our people, communities, customers and partners. We take an active role working to minimize the environmental impact of our operations through a number of sustainable initiatives. We also have a focus on water conservation and utilize alternative water supply options such as recycling and rainwater collection and use. By building infrastructure such as wastewater treatment and water treatment facilities to recycle gray and black water on some of our sites, we are able to gain cost efficiencies as well as reduce the use of trucks related to water and wastewater hauling, which in turn, reduces our carbon footprint. In our Australian villages, we utilize passive-solar-design principles and smart-switching systems to reduce the need for electricity related to heating and cooling.

Our hospitality services span the lifecycle of customer projects, from the initial exploration and resource delineation to long-term production. Initially, as customers assess the resource potential and determine how they will develop it, they typically need our hospitality services for a limited number of employees for an uncertain duration of time. Our fleet of mobile assets is well-suited to support this initial exploratory stage as customers evaluate their development and construction plans. As development of the resource begins, we are able to serve their needs through either: (i) our fleet of mobile assets, particularly for shorter term projects such as pipeline construction and seasonal drilling programs, (ii) our scalable lodge or village model, or (iii) our integrated services model in customer-owned facilities. As projects grow and headcount needs increase, we are able to meet our customers growing needs at our accommodation facilities or with our hospitality services. By providing infrastructure support and hospitality services early in the project lifecycle, we are well positioned to continue to service our customers throughout the production phase, which typically lasts decades.

We own and operate 24 lodges and villages with approximately 26,000 rooms. We operate approximately 14,200 rooms owned by our customers. Additionally, in Canada, we also offer a fleet of mobile assets which serve shorter term projects, such as pipeline construction. We have long-standing relationships with many of our customers, many of whom are, or are affiliates of, large, investment-grade energy and mining companies.

For the years ended December 31, 2023, 2022 and 2021, we generated $700.8 million, $697.1 million and $594.5 million in revenues and $39.5 million, $17.0 million and $6.1 million in operating income, respectively. The majority of our operations, assets and income are derived from the hospitality services provided at lodges and villages we own that have historically been contracted by our customers under multi-year, take-or-pay or exclusivity contracts. The hospitality services we provide at these facilities generated 63% of our revenue for the year ended December 31, 2023. Important performance metrics include revenue related to our major properties, average daily rates and aggregate billed rooms. The table below summarizes these key statistics for the periods presented in this annual report.

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except for room counts and average daily rate)
Accommodation Revenue (1)
Canada	$266,926	$279,455	$239,526
Australia	177,834	152,714	145,335
Other	11,205	3,058	5,437
Total Accommodation Revenue	$455,965	$435,227	$390,298

Mobile Facility Rental Revenue (2)
Canada	$61,899	$96,400	$62,856
Other	—	18,367	14,486
Total Mobile Facility Rental Revenue	$61,899	$114,767	$77,342

Food Service and Other Services Revenue (3)
Canada	$23,970	$20,142	$18,996
Australia	158,929	125,538	105,739
Other	42	90	50
Total Food Service and Other Services Revenue	$182,941	$145,770	$124,785

Manufacturing Revenue (4)
Other	$—	$1,288	$2,038
Total Manufacturing Revenue	$—	$1,288	$2,038

Total Revenue	$700,805	$697,052	$594,463

Average Daily Rates for Lodges and Villages (5)
Canada	$97	$100	$99
Australia	$75	$75	$79

Total Billed Rooms for Lodges and Villages (6)
Canada	2,710,784	2,759,521	2,404,880
Australia	2,371,763	2,024,068	1,846,882

Average Exchange Rate
Canadian dollar to U.S. dollar	$0.74	$0.77	$0.80
Australian dollar to U.S. dollar	$0.66	$0.69	$0.75

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

Our History

Our history is one of identifying customer and market needs and developing economic solutions. Our historical experience in Canada began in small, mobile camps and evolved into owning and managing large scale remote accommodations. In Australia, our operations originated with a similar build-own-operate model as we operate in our Canadian lodges, growing up to our current eight owned villages. Since then and with the addition of an acquisition, we have evolved our service delivery to include operating customer-owned locations with the same hospitality services that we provide at our owned villages.

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

During 2015, we entered the Canadian LNG market with the construction of our Sitka Lodge. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). The Kitimat LNG Facility is nearing completion and expected to be operational in 2024. Our Sitka Lodge is well positioned to serve construction activity at the Kitimat LNG facility, as well as portions of the related pipeline construction activity.

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

In 2019, we acquired Action Industrial Catering (Action), a provider of catering and managed services (which we refer to as our integrated services business) to the mining industry in Western Australia. The Action acquisition enhanced our service offering, expanded our geographic footprint, added exposure to new commodities in Australia and underlines our focus on pursuing growth opportunities that fit within our core competencies and strategic direction.

Our Customers

We provide our hospitality services to customers in the natural resources industry. Our scalable facilities provide long-term and temporary workforce accommodations where, in many cases, traditional accommodations and related infrastructure often are not accessible, sufficient or cost effective.

Through our wide range of hospitality services offerings, we are able to identify, solve and implement solutions and services that enhance the guest experience and reduce the customer’s total cost of housing a workforce in a remote operating location. In addition to lodging, catering and food service, housekeeping and maintenance at accommodation facilities that we or our customers own, our hospitality services have evolved to include fitness centers, water and wastewater treatment, laundry service and many other enhancements.

Our customers either own their accommodations assets or outsource them. Customers may choose to own their accommodations assets because (i) their natural resource project is the only source of demand for rooms in the region; (ii) they believe in the long-term nature of their resource project; and/or (iii) they desire to maintain control over the supply of rooms for their project. Where customers have chosen to own their accommodations assets, customers usually subcontract the management of the facility and the provision of the hospitality services to a third-party provider, such as Civeo through our integrated services model in customer-owned facilities.

Historically, Canadian oil sands developers and Australian mining companies built and owned the accommodations necessary to house their personnel in these remote regions because local labor and third-party owned rooms were not available. Over the past 20 years, and increasingly over the past 10 years, some customers have moved away from the insourcing business model for a portion of their accommodation needs as they recognize that owning accommodations and providing the related hospitality services are non-core investments for their business.

The accommodations outsourcing model is effective in regions in which multiple customers have on-going or prospective projects where third-party owned and operated accommodations assets can service multiple customers. This allows those customers to share some of the costs associated with their peak accommodations needs, including infrastructure (power, water, sewer and information technology) and central dining and recreation facilities. The Canadian oil sands region and the Queensland Bowen Basin region are two geographic areas that fit this market dynamic.
Initial demand for our hospitality services has historically been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure, as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by natural resource production, maintenance and operation of those facilities as well as expansion of those sites. In general, industry capital spending programs are based on the outlook for commodity prices, production costs, economic growth, global commodity supply/demand, estimates of resource production and the expectations of our customers' shareholders. As a result, demand for our hospitality services is largely sensitive to expected commodity prices, principally related to oil, met coal, LNG and iron ore, and the resultant impact of these commodity price expectations on our customers’ spending. Other factors that can affect our business and financial results include the general global economic environment, including inflationary pressures, supply chain disruptions and labor shortages, volatility affecting the banking system and financial markets, availability of capital to the natural resource industry and regulatory changes in Canada, Australia and other markets, including governmental measures introduced to fight climate change.

We believe that our existing industry divides accommodations into two primary types: (i) lodges and villages and (ii) mobile assets. Civeo is principally focused on hospitality services at lodges and villages. Lodges and villages typically contain a larger number of rooms and require more time and capital to develop. These facilities typically have dining areas, meeting rooms, recreational facilities, pubs and taverns and landscaped grounds where weather permits. Lodges and villages are generally supported by multi-year, take-or-pay or exclusivity contracts. These facilities are designed to serve the long-term needs of customers in developing and producing their natural resource developments. Mobile assets are designed to follow customers’ activities and can be deployed rapidly to scale. They are often used to support conventional and in-situ drilling crews, as well as pipeline and seismic crews, and are contracted on a project-by-project, well-by-well or short-term basis. Oftentimes, customers will initially require mobile assets as they evaluate or initially develop a field or mine. Mobile asset projects can be dedicated and committed to a single customer or project or can serve multiple customers.

Our Competitors

The accommodation facilities market supporting the natural resource industry is segmented into competitors that serve components of the overall value chain, but very few offer the entire suite of hospitality services to customers. We estimate that customer-owned rooms represent over 50% of the market. Engineering firms such as Bechtel and Fluor often design accommodations facilities. Many public and private firms, such as ATCO Structures & Logistics Ltd. (ATCO), Dexterra Group Inc. (Dexterra), Alta-Fab Structures Ltd. (Alta-Fab) and Northgate Industries Ltd. (Northgate), build modular accommodations for sale. Dexterra, Black Diamond Group Limited (Black Diamond), ATCO, Royal Camp Services Ltd. and Target Hospitality primarily own and lease units to customers and, in some cases, provide facility management services, usually on a shorter-term basis with a more limited number of rooms, similar to our mobile assets business. Facility service companies, such as Aramark Corporation (Aramark), Sodexo Inc. (Sodexo), Compass Group PLC (Compass Group) and Cater Care, typically do not invest in and own the accommodations assets, but will provide hospitality services at third-party or customer-owned facilities.

Canada

Overview

During the year ended December 31, 2023, we generated approximately 50% of our revenue from our Canadian operations. We are western Canada’s largest provider of hospitality services for people working in remote locations. We provide our services through our lodges and mobile assets and at customer-owned locations. Our hospitality services support workforces in the Canadian LNG and oil sands markets and in a variety of oil and natural gas drilling, mining, pipeline and related natural resource applications.

Canadian Market

Demand for our hospitality services in the Canadian market is largely driven by customer capital spending, which is greatly influenced by current and future commodity prices.

In the Canadian oil sands region, demand is primarily influenced by the longer-term outlook for oil prices rather than current energy prices, given the multi-year production life of oil sands projects and the capital investment associated with development of such large-scale projects. Demand for our Canadian lodges is secondarily impacted by oil takeaway capacity which influences the net price our customers receive for their oil production.

Spending on the construction and development of new projects generally decreases as the outlook for oil prices decreases. However, spending on current operations and maintenance has historically reacted less quickly and less severely to changes in oil prices, as customers consider their cash operating costs, rather than overall full-cycle returns. Likewise, construction and expansion projects already underway have also been less sensitive to commodity price decreases, as customers generally focus on completion and incremental costs. Natural gas prices also influence oil sands activity as an input cost: as natural gas prices fluctuate, a significant component of our customers’ operating costs fluctuate as well.

Another factor that influences demand for our hospitality services in the Canadian oil sands region is the type of customer project we are supporting. Generally, Canadian customers require larger workforces during construction and expansionary periods, and therefore have higher demand for our rooms and services. Operational and maintenance headcounts are typically a fraction, 20% to 25%, of the headcounts experienced during construction.

In addition, proximity to customer activity and availability of customer-owned and competitor-owned rooms influences the rental demand of our rooms in the Canadian oil sands region. Typically, customers prefer to first utilize their own rooms on location, and if such customer-owned rooms are insufficient, customers prefer to avoid busing their workforces to housing more than 45 kilometers away.

The Athabasca oil sands are located in northern Alberta, an area that is very remote, with a limited local labor supply. Of Canada’s approximately 40 million residents, approximately half of the population lives in ten cities, while approximately 12% of the population lives in Alberta and less than 1% of the population lives within 100 kilometers of the oil sands activity. The local municipalities, of which Fort McMurray is the largest, have limited infrastructure to respond to workforce accommodation demands and are a significant driving distance from many of the oil sands projects. As such, the workforce accommodations market provides a cost-effective solution to the challenge of staffing large oil sands projects by sourcing labor largely throughout Canada to work on a rotational basis.

With respect to LNG and related pipeline activity in Canada, a number of multinational energy companies believe there is a potential to export LNG from Canada to meet the increasing global LNG demand, particularly in Asia. Currently, Western Canada does not have any operational LNG export facilities. The Kitimat LNG Facility is nearing completion and expected to be operational in 2024. The population of Kitimat and the surrounding area is approximately 9,000 people, whereas the LNGC project had almost 7,500 workers at its peak to construct the Kitimat LNG Facility. Accordingly, British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve designated portions of the related pipeline construction activity. The majority of our contracted commitments associated with the Coastal GasLink Pipeline (CGL), the pipeline constructed to transport natural gas feedstock to LNGC, were completed in the fourth quarter of 2023. See "Canada-Canadian British Columbia Lodge" for more information.

LNG investment and activity in Western Canada, and related demand for hospitality services, is influenced by the global prices for LNG, which are largely tied to global oil prices, global supply/demand dynamics for LNG and Western Canadian wellhead prices for natural gas. Utilization of our existing Canadian capacity and any future expansions will largely depend on continued LNG and oil sands spending related to existing production, maintenance activities and potential future expansion of existing projects.

Canadian Oil Sands Lodges

During the year ended December 31, 2023, activity in the Athabasca oil sands region generated approximately 67% of our Canadian revenue, or 34% of our consolidated revenue. The oil sands region continues to represent one of the world’s largest reserves for heavy oil. Our Wapasu Creek, Athabasca, Beaver River, Fort McMurray Village, Grey Wolf, Hudson, and Borealis lodges are focused on the northern region of the Athabasca oil sands, where customers primarily utilize surface mining to extract bitumen. Oil sands mining operations are characterized by large capital requirements, large reserves, larger personnel requirements, long-term reserve lives, very low exploration or reserve risk and relatively lower cash operating costs per barrel of bitumen produced. Our Conklin, Anzac, Red Earth and Wabasca lodges are focused in the southern portion of the region where we primarily serve in-situ operations and pipeline expansion and maintenance activity. In-situ methods are used on reserves that are too deep for traditional mining methods. In-situ technology typically injects steam or solvents into the deep oil sands in place to separate the bitumen from the sand and pumps it to the surface where it undergoes the same upgrading treatment as the mined bitumen. Reserves requiring in-situ techniques of extraction represent 80% of the established recoverable reserves in Alberta. In comparison to surface mining operations, in-situ operations generally require lower initial capital investment, fewer personnel but produce lower volumes of bitumen per development, with higher ongoing operating expense per barrel of bitumen produced.

Our oil sands lodges primarily support personnel for ongoing operations associated with surface mining and in-situ oil sands projects, as well as maintenance, turnaround and expansionary personnel, generally under short- and medium-term contracts.  Most of our oil sands lodges are located on land with leases obtained from the province of Alberta, with initial terms of ten years, or subleased from the resource developer. Our leases have expiration dates that range from 2024 to 2030. In recent years, we have successfully renewed or extended all expiring land leases which we have requested to renew or extend. We did not renew an expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which expired in June 2023, in order to support our customer’s intent to mine the land where the lodge was located. Two of our oil sands properties are located on land which we own.

In order to operate a lodge in Canada, we are required to obtain a development permit from the regional municipality in which the lodge is located. The development permits are granted for a term of five years. Our development permits have expiration dates that range from 2024 to 2028. In recent years, we have successfully renewed or extended all expiring development permits. See “Item 1A. Risk Factors - Risks Related to Our Operations - The majority of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease or obtain permits necessary to operate on such leased land, we could be materially and adversely affected.” of this annual report for further information.

We provide a range of hospitality services at our lodges, including reservation management, check in and check out, food service, housekeeping and facilities management. Our lodge guests receive amenities similar to a full-service, urban hotel with our service offering a room and three meals a day. Our Wapasu Creek Lodge, with more than 5,000 rooms, is equivalent in size to the largest hotels in North America.

We provide our hospitality services at the lodges we own on a day rate or monthly rental basis, and our customers typically commit for short to long-term contracts (from several months up to several years). Most customers make a minimum nightly or monthly room commitment or an aggregate total room night commitment for the term of the contract, and the multi-year contracts typically provide for inflationary escalations in rates for increased food, labor and utilities costs.

Canadian British Columbia Lodge

As previously discussed, LNGC is currently constructing the Kitimat LNG Facility. British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which are contracted to serve designated portions of the related CGL pipeline construction activity. The majority of our contracted commitments associated with the CGL pipeline project were completed in the fourth quarter of 2023.

Canadian Lodge Locations

Lodge Locations
Office Locations
Plays of Interest
Sitka Lodge
Wabasca Lodge
·Red Earth House
·Red Earth Lodge
·Wapasu Creek Lodge
·Grey Wolf Lodge
·Athabasca Lodge
·Beaver River Executive Lodge
·Fort McMurray Village (5 properties)
·Anzac Lodge
·Conklin Lodge
·Christina Lake Lodge
LNG Terminals
Montney
Athabasca Oil Sands
Duvernay
Cold Lake
Oil Sands
EDMONTON
CALGARY
Deep Basin
VANCOUVER
Ontario
Greenstone Belt
Red Lake
Gold Belt
Quebec
Greenstone Belt
THUNDER BAY
VAL-D'OR
OTTAWA
TORONTO

Rooms in our Canadian Lodges

			As of December 31,
Lodges	Region	Extraction Technique	2023	2022	2021
Wapasu Creek	N. Athabasca	mining/in-situ	5,174	5,174	5,174
Athabasca	N. Athabasca	mining	2,005	2,005	2,005
McClelland Lake (2)	N. Athabasca	mining	—	1,997	1,997
Beaver River	N. Athabasca	mining	1,094	1,094	1,094
Fort McMurray Village:
Black Bear	N. Athabasca	mining	531	531	531
Bighorn	N. Athabasca	mining	763	763	763
Lynx	N. Athabasca	mining	855	855	855
Wolverine	N. Athabasca	mining	855	855	855
Borealis (1)	N. Athabasca	mining	1,504	1,504	1,504
Grey Wolf	N. Athabasca	mining	946	946	946
Hudson (1)	N. Athabasca	mining	624	624	624
Wabasca (1)	S. Athabasca	mining	288	288	288
Red Earth (1)	S. Athabasca	mining	216	216	216
Conklin (1)	S. Athabasca	mining/in-situ	610	610	610
Anzac (1)	S. Athabasca	in-situ	526	526	526
Subtotal – Oil Sands			15,991	17,988	17,988
Sitka Lodge	Kitimat, BC	LNG	961	961	959
Total Rooms			16,952	18,949	18,947

(1)Currently closed as of December 31, 2023, due to lodge loading strategy, seasonal activity fluctuations or low activity level in the region. All closed lodges are periodically assessed for impairment at an asset group level, in accordance with United States (U.S.) generally accepted accounting principles. See Note 4 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.
(2)The land lease associated with the asset expired in June 2023 and was not renewed. See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview and Macroeconomic Environment -McClelland Lake Lodge” of this annual report for additional information.

Hospitality Services at Third-Party Owned Facilities

We also provide hospitality services at customer-owned facilities. Historically, this has been focused around natural resource production-related housing facilities that are owned by oil production companies. The facilities we manage typically range anywhere from 500 to 1,500 rooms. We customize our service offerings depending on our customer’s needs. Hospitality services can be performed on an end-to-end basis with food service, housekeeping, maintenance and utility services included or in segments such as food service only. Our focus on hospitality service contracts has allowed us to successfully pursue food service only opportunities. Due to our experience servicing customer-owned facilities, this business easily fits into our overall strategy.

Canadian Mobile Assets
Our mobile assets consist of modular, skid-mounted accommodations and central facilities that can be configured to serve a multitude of short- to medium-term accommodation needs. Dormitory, kitchen and ancillary assets can be rapidly mobilized and demobilized and are scalable to support 200 to 800 people in a single location. In addition to asset rental, we provide hospitality services such as food service and housekeeping, as well as other camp management services. Our mobile assets service the traditional oil and gas sector in Alberta and British Columbia and in-situ oil sands drilling and development operations in Alberta, as well as pipeline construction crews throughout Western Canada. These assets have also been used in the past in disaster relief efforts, the 2010 Vancouver Winter Olympic Games and a variety of other non-energy related projects.

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

Australia

Overview

During the year ended December 31, 2023, we generated 48% of our revenue from our Australian operations. As of December 31, 2023, we owned 8,910 rooms across eight villages, of which 7,488 rooms service the Bowen Basin of central Queensland, one of the premier met coal basins in the world. We provide hospitality services on a day rate basis to mining and related service companies (including construction contractors), typically under short- and medium-term contracts (one to five years) with minimum nightly room commitments. In addition, we provide integrated services to the mining industry in Western Australia and South Australia.

Australian Market

As the largest contributor to exports and a major contributor to the country’s gross domestic product and government revenue, the Australian natural resources industry plays a vital role in the Australian economy. Australia has broad natural resources, including met and thermal coal, conventional and coal seam gas, base metals, iron ore, copper, lithium and precious metals such as gold. Australia is the largest exporter of met coal and iron ore in the world, in addition to being in close proximity to the largest steel producing countries in the world, primarily in Southeast Asia. The growth of Australian natural resource commodity exports over the last decade has been largely driven by strong Asian demand for met coal, iron ore and LNG. Australia’s resources are primarily located in remote regions of the country that lack infrastructure and resident labor forces to produce these resources, as the majority of Australia’s population is located on the east coast of the country. As a result, much of the natural resources labor force works on a rotational basis, which often requires a commute from a major city or the coast to a living arrangement near the resource projects. Consequently, there is substantial need for workforce accommodations and hospitality services to support resource production in the country. Workforce accommodations have historically been built and owned by the resource developer/owner, with third parties providing the hospitality and facility management services, typical of an insourcing business model.

Since 1996, our Australian business has sought to change the insourcing business model through its hospitality services offering, allowing customers to outsource their accommodations needs and focus their investments on resource production operations. Our Australian villages are strategically located in proximity to long-lived, low-cost mines operated by multiple investment-grade, international mining companies.

Our Australian villages support similar activities as our Canadian lodges for the natural resources industry in Australia. Our customers are typically developing and producing met coal, iron ore and other minerals which have resource lives that are measured in decades. As such, their spending levels tend to react similarly to commodity prices as the spending levels of our Canadian customers. Spending on producing assets is less sensitive to commodity price decreases in the short and medium term, assuming the projects remain cash flow positive. However, new construction projects and expansionary projects are typically canceled or deferred during periods of lower met coal and iron ore prices. New project construction activity typically requires larger workforces than day-to-day operations, where proximity and availability of customer-owned rooms influences the demand for our rooms and services. Demand for rooms at our Australian villages is primarily driven by production, maintenance and operational activities.

Our Australian operations primarily serve the Bowen Basin of Queensland and the Pilbara region in Western Australia. During the year ended December 31, 2023, our five villages in the Bowen Basin generated 47% of our Australian revenue, or 23% of our consolidated revenue. The Bowen Basin contains one of the largest coal deposits in Australia and is renowned for its premium met coal. In addition, we provide village operation and mine site cleaning services at eight customer locations in the Pilbara region, which is renowned for high grade iron ore production. Our villages and customer-owned locations are focused on the mines in the central portion of the Pilbara and Bowen Basins and are well positioned for the active mines in the region.

Beyond met coal and iron ore markets served in the Pilbara and Bowen Basins, we serve several other markets with three additional villages and ten customer-owned villages. At the end of 2023, we had two villages with over 1,000 combined rooms in the Gunnedah Basin, a thermal and met coal region in New South Wales. In Western Australia, we serve workforces related to LNG facilities operations on the Northwest Shelf through our Karratha village. In addition, we provide hospitality services in Western Australia and South Australia at ten customer-owned villages which support workforces related to nickel, copper, zinc, silver and gold production in the Goldfields-Esperance region, lithium production in the Pilbara region and copper, silver and gold in Western Australia and South Australia.

Australian Village Locations

CAIRNS
Karratha
Nebo
Coppabella
Moranbah
Dysart
Middlemount
MACKAY
GLADSTONE
Pilbara Basin
BRISBANE
Bowen Basin
KALGOORLIE
PERTH
Narrabri
Boggabri
SYDNEY
Gunnedah Basin
Village Locations
Office Locations
Plays of Interest

Owned Rooms in our Australian Villages

			As of December 31,
Villages	Resource Basin	Commodity	2023	2022	2021
Coppabella	Bowen	met coal	3,144	3,048	3,048
Dysart	Bowen	met coal	1,798	1,798	1,798
Moranbah	Bowen	met coal	1,240	1,240	1,240
Middlemount	Bowen	met coal	816	816	816
Boggabri	Gunnedah	met/thermal coal	622	622	622
Narrabri	Gunnedah	met/thermal coal	502	502	502
Nebo	Bowen	met coal	490	490	490
Karratha	Pilbara	LNG, iron ore	298	298	298
Kambalda (1)	-	gold, lithium	—	—	232
Total Rooms			8,910	8,814	9,046

(1) Sold in the third quarter of 2022.

Our Australian segment includes eight company-owned villages with 8,910 rooms as of December 31, 2023, which are strategically located near long-lived, low-cost mines operated by large mining companies. Our Australian business provides hospitality services to mining and related service companies under short- and medium-term contracts. Our growth plan for this part of our business continues to include enhanced occupancy and expansion of these properties where we believe there is durable long-term demand, as well as to provide hospitality services at customer-owned assets.

Our Coppabella, Dysart, Moranbah, Middlemount and Nebo villages are located in the Bowen Basin. Coppabella, at over 3,100 rooms, is our largest village and provides rooms and related hospitality services to a variety of customers. Each of these villages supports both operational workforce needs and contractor needs with resort style amenities, including swimming pools, gyms, a walking track and a tavern.

Our Narrabri and Boggabri villages in New South Wales provide rooms and related hospitality services to met and thermal coal mines and coal seam gas in the Gunnedah Basin. Our Karratha village, in Western Australia, services workforces related to LNG facilities operations on the Northwest Shelf.

Hospitality Services at Third-Party Owned Facilities

We also provide hospitality services at customer-owned villages to the mining industry in Western Australia. Historically, this has been focused around natural resource production-related village facilities that are primarily owned by iron ore production companies. We provide village hospitality services at 18 customer-owned locations, which represent over 12,600 rooms, primarily in the Pilbara region of Western Australia, one of the premier iron ore bodies in the world, and in the Goldfields-Esperance region of Western Australia. The facilities we manage range anywhere from 200 to over 1,900 rooms. We work together with our customers to customize our service offerings depending on our customer’s needs. Hospitality services can be performed on an end-to-end basis with catering and food service, housekeeping and site maintenance included or in segments such as food service only. Mine site cleaning services are also provided at some of our customer-owned locations.

Other

In the first quarter of 2023, we sold our accommodation assets in Louisiana. In addition, in the second half of 2022, we sold both our U.S. wellsite services and offshore businesses. Our remaining U.S. business consists of 235 rooms at our Killdeer Lodge, which supports completion activity in the Bakken. U.S. oil completion activity will continue to be impacted by oil prices, pipeline capacity, federal energy policies and availability of capital to support exploration and production completion plans.

Community Engagement

With a focus on long-term Indigenous community participation, our Canadian operations continue to work closely with a number of First Nations to develop mutually beneficial partnerships focused on revenue sharing, capacity building, employment and community investment and support. For over a decade, our Canadian operations supported Buffalo Metis Catering, a partnership with three Metis communities in the Regional Municipality of Wood Buffalo. Through this partnership, food and housekeeping services were delivered to three of our lodges. Beyond these services, this partnership provided a business incubator environment for a number of Metis business ventures. Our Canadian operations also procure services from a number of other First Nations-owned, Metis-owned and member-owned businesses including water hauling, snow removal and security services. In 2023, we purchased more than C$64.0 million in goods and services from the Indigenous business community, representing 27% of our total Canadian local spending, compared to C$66.2 million in goods and services from the Indigenous business community, representing 30% of our total Canadian local spending in 2022.

In 2021, the Fort McKay Metis community awarded Civeo with the inaugural 2020 Fort McKay Metis National President's Award. This award recognizes people or organizations who make a positive contribution to the well-being of the Metis community. In 2023 and in 2019, our Indigenous partnership initiatives earned Civeo a Gold level Progressive Aboriginal Relations (PAR) certification, by a jury comprised of Indigenous business people, which was supported by an unbiased, independent, third-party verification of our performance. In 2016, Civeo was awarded a Silver level PAR certification by the Canadian Council for Aboriginal Business (CCAB), demonstrating our commitment to the principles and practices established by the CCAB. In addition, in 2011 and 2012, we were recognized with awards from the Alberta Chamber of Commerce.

In 2018, Civeo entered into three new Indigenous partnerships in the oil sands region and two new partnerships in British Columbia and, in 2021, Civeo entered into a new partnership in British Columbia. Our partnerships in British Columbia are tied to accommodations contracts secured by Civeo for the Kitimat LNG Facility, the CGL pipeline project that originates in the North Montney region of north-east British Columbia and the Trans Mountain expansion project that twins an existing pipeline between Edmonton, Alberta and Burnaby, British Columbia. Beyond revenue sharing, these arrangements provide procurement, employment, training, and ancillary business opportunities for Indigenous owned businesses.

In Australia, our community relations program also aims to build and maintain a positive social license to operate by consulting and engaging with local regional communities from project inception, through development, construction and operations. This is a major advantage for our business model, as it facilitates consistent communication, engenders trust and builds relationships to last throughout the resource lifecycle. There is an emphasis on developing partnerships that create a long-term sustainable outcome to address specific community needs. To that end, we partner with local municipalities to improve and expand municipal infrastructure. These improvements provide necessary infrastructure, allowing the local communities an opportunity to expand and improve. We also provide support to local community groups through sponsorship and in-kind contributions to local events and initiatives. In addition, all of our food suppliers are Australian companies and, where possible, are based locally. Through our membership with Supply Nation, a non-profit organization committed to supplier diversity and Indigenous business development, we directed approximately A$12.3 million in 2023, compared to A$9.5 million in 2022, into Indigenous-owned and operated companies, and we are always looking for more opportunities to partner with these businesses.

In addition, we have four unincorporated joint venture partnerships with Indigenous landowners in Western Australia.  Under these agreements, we strive to develop the business capacity, project management skills and expertise of the Indigenous joint venture members and also provide local employment opportunities and training. One of the four unincorporated joint venture partnerships entitles Indigenous landowners to a profit distribution calculated in accordance with the unincorporated joint venture deeds. Additionally, three of the four remaining agreements incentivize the joint venture members via milestone payments for business objectives achieved.

Customers and Competitors

Our customers primarily operate in oil sands mining and development, drilling, exploration and extraction of oil and natural gas and coal and other extractive industries. To a lesser extent, we also support other activities, including pipeline construction, forestry and humanitarian aid. Our largest customers in 2023 were Suncor Energy and Fortescue Metals Group Ltd., who each accounted for more than 10% of our 2023 revenues.

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

Our primary competitors in Australia for our village hospitality services are customer-owned and operated villages as well as Ausco Modular (a subsidiary of Modulaire Group), Fleetwood Corporation and smaller independent village operators. We compete against ISS, Sodexo, Compass Group, Northern Rise (as a division of Sirrom Corporation) and Cater Care for third-party facility management services.

Historically, many customers have invested in their own accommodations.  We estimate that our existing and potential customers own approximately 50% of the rooms available in both the Canadian oil sands and the Australian coal mining regions.

Our Lodge and Village Contracts

During the year ended December 31, 2023, revenues from our lodges and villages represented over 63% of our consolidated revenues. Our contract terms generally provide for a daily rate for a reserved room and an occupied room rate that compensates us for hospitality services, including food service, housekeeping, utilities and maintenance for workers staying in the lodges and villages. In most multi-year contracts, our rates typically have annual escalation provisions to cover increases in labor and consumables costs over the contract term. In some contracts, customers have a contractual right to terminate, for reasons other than a breach, in exchange for a termination fee. Our customers typically contract for hospitality services under contracts with terms that most often range from several months to twelve years. The contracts expire throughout the year, and for many of the near-term expirations, we are in the process of negotiating extensions or new commitments. We cannot assure that we can renew existing contracts or obtain new business on the same or better terms, if at all.

Long-Term Take-or-Pay Contracts. Over the term of a take-or-pay contract, the customer commits to either a minimum number of rooms over a specified period or an aggregate number of room nights over the period, generally for terms greater than 12 months. During the year ended December 31, 2023, we billed approximately 2.6 million room nights under our long-term take-or-pay contracts, which included 0.6 million room nights in excess of the take-or-pay minimums. For the year ended December 31, 2024, we have commitments for 1.7 million room nights under our long-term take-or-pay contracts.

Short-Term Take-or-Pay Contracts. Customers may contract with us on a take-or-pay basis for less than 12 months, particularly for turnaround projects. Similar to long-term take-or-pay contracts, the customer commits to either a minimum number of rooms over a specified period or an aggregate number of room nights over the period. During the year ended December 31, 2023, we billed approximately 0.7 million room nights under our short-term take-or-pay contracts. For the year ended December 31, 2024, we have commitments for 0.1 million room nights under our short-term take-or-pay contracts.

Exclusivity Contracts. Over the term of an exclusivity contract, rather than receiving a minimum room commitment, we are the exclusive hospitality service provider for the customer's employees working on a specific project or projects. During the year ended December 31, 2023, we billed approximately 1.7 million room nights under our exclusivity contracts.

Casual / Walk-ins. Customers without long-term committed contracts may utilize lodge/village rooms via short-term bookings at lodge/village casual or agreed rates. During the year ended December 31, 2023, we billed approximately 0.1 million room nights to casual or walk-in customers.

Our Integrated Services Contracts

During the year ended December 31, 2023, revenues from our customer-owned locations represented 26% of our consolidated revenues. Our contract terms generally provide for a per guest per day rate for hospitality services, including food service and housekeeping. Similar to our owned lodge and villages contracts, in most multi-year contracts, our rates typically have annual escalation provisions to cover increases in labor and consumables costs over the contract term. Our customers typically contract for hospitality services under exclusivity contracts with terms that most often range from several months to five years. During the year ended December 31, 2023, we billed approximately 2.6 million room nights under our integrated services exclusivity contracts.

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

Human Capital Resources

We believe that our employees are one of our greatest resources. As of December 31, 2023, we had approximately 1,600 full-time employees and approximately 1,000 hourly employees on a consolidated basis, 47% of whom are located in Canada,

52% of whom are located in Australia and 1% of whom are located in the U.S. We were party to collective bargaining agreements covering 798 employees located in Canada and 1,020 employees located in Australia as of December 31, 2023.

As a company, we acknowledge the significance of a diverse workforce composed of individuals from various backgrounds, experiences, and perspectives. As many of our projects in Canada and Australia operate in traditional territories, we work closely with Indigenous communities to actively explore mutually beneficial investment, employment, and business opportunities. Our ability to cultivate and strengthen relationships with Indigenous communities is vital to the success of our business. In Canada, we are committed to expanding our Indigenous workforce to 10%. In 2023, we reached 7% Indigenous employment in Canada, excluding corporate staff. Approximately 6% of our total new hires in Canada were of Indigenous background during 2023.

We strive to offer competitive compensation, benefits and services that meet the needs of our employees, including short- and long-term incentive packages, various defined contribution plans, healthcare benefits, and wellness and employee assistance programs. Management monitors market compensation and benefits in order to attract, retain, and promote employees and reduce turnover and its associated costs.

Safety is a foundational pillar of Civeo’s corporate culture. We are committed to operating in a safe, secure and responsible manner for the benefit of our employees, customers and the communities we serve. Our commitment to safeguarding employees, contractors, and guests is demonstrated through our employee-named Making Zero Count initiative, which emphasizes the importance of eliminating harm and focuses on the processes required to achieve exceptional performance.

At Civeo, we believe that investing in our employees is fundamental to our success. Our commitment to training and career development enables employees to grow and advance in their careers while supporting our industry-leadership position. Committed to the continuous improvement of our team, we prioritize the development of our workforce’s technical and managerial competencies, with an emphasis on safety, customer service, and leadership development. Our learning and development program encompasses a range of learning modalities, including e-learning modules, in-person training sessions, nationally certified programs and licensed training provided by external partners.

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

Canadian Environmental Regulations

In Canada, the federal and provincial governments both have jurisdiction to regulate environmental matters. The provincial governments may also devolve jurisdiction over environmental matters to local governments. Our activities, or those of our customers, may be subject to environmental regulations imposed by these three levels of government. The following addresses updates to Canadian federal and provincial environmental regulations in 2023 that may affect us or our customers.

Air Quality Management

The Government of Canada (Canada), the Government of Alberta (Alberta), and the Government of British Columbia (British Columbia) each have frameworks for air quality management that may affect us and our customers.

At the federal level, the Reduction in the Release of Volatile Organic Compounds Regulations (Petroleum Sector) were published in 2020. Certain leak detection and repair provisions of the regulations took effect beginning in 2021 and the regulations set additional monitoring and requirements for operators in 2022 and 2023. These regulations require the implementation of comprehensive leak detection and repair (LDAR) programs as well as design and operating standards that prevent leaks at Canadian petroleum refineries, upgraders and certain petrochemical facilities and may affect our customers’ operations.

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

Similarly, emissions from facilities in British Columbia are also subject to provincial regulation. The British Columbia Energy Regulator (BCER) is responsible for regulating oil and gas activity in British Columbia. BCER oversees compliance with the Drilling and Production Regulation, which is one of British Columbia's primary regulatory instruments governing all aspects of oil and natural gas drilling and production. Effective January 1, 2020, that regulation was amended to require operators to eliminate or reduce natural gas leaking or venting associated with a wide variety of equipment and activities in energy development. Under this regulation, requirements are imposed for facilities detecting leaks and inspecting seals as well as restrictions or prohibitions on the types of equipment used for energy development. Some of these requirements took effect in 2022 and further requirements took effect on January 1, 2023. In addition, the BCER completed consultation in 2023 on proposed amendments to the Drilling and Production Regulation to maintain equivalency with federal requirements. Regulations designed to achieve a 45% reduction in methane emissions relative to 2014 levels are now in place. The BCER is currently conducting a regulatory review and engagement on the development of new regulations designed to achieve a 75% reduction in methane emissions from the oil and gas sector by 2030. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

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

The Government of Alberta, supported by the governments of Ontario and Saskatchewan, has challenged the constitutionality of the Impact Assessment Act. In October of 2023, a majority of the Supreme Court of Canada (Court) concluded that a large portion of the regime created by the Impact Assessment Act was unconstitutional. The federal government subsequently issued interim guidance on the administration of the Impact Assessment Act and advised that it intended to amend the Impact Assessment Act to align with the Court's ruling. The federal government is expected to introduce legislation amending the Impact Assessment Act in 2024. As a result, there is significant uncertainty about the future application of Canada's federal environmental assessment legislation to our customers.

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

In March 2022, the federal government began consultation on a proposed strategy to expand coverage and increase stringency of methane reduction obligations in the oil and gas sector specifically, and is expected to issue draft regulations in 2023. In December 2023, the federal government published proposed amendments to the Federal Methane Regulations for public comment. The proposed amendments are intended to reduce methane emissions in Canada's upstream oil and gas sector by at least 75% below 2012 levels by 2030. To achieve that objective, the proposed amendments would prohibit venting natural gas to the environment, subject to limited exceptions. They would also impose requirements on hydrocarbon combustion systems and measures to reduce fugitive methane emissions. Draft regulations are expected to be published in 2024. These requirements may result in additional costs or liabilities for our customers’ operations.

In 2018, the federal government enacted the Greenhouse Gas Pollution Pricing Act (GGPPA), which came into force on January 1, 2019. This regime has two parts: an output-based pricing system for large industry and a regulatory fuel charge. This system serves as a "backstop" and applies in provinces and territories that request it and in those that do not have their own emissions pricing systems in place that meet the federal standards. This ensures that there is a uniform price on emissions across the country. The backstop price under the GGPPA increased to $50 per tonne of CO2e in 2022. As of January 1, 2024, the backstop price is $65 per tonne of CO2e. That price will increase to $80 in April 2024 and the current government plan is to continue increasing that price by $15 each year until it reaches $170/tonne of CO2e in 2030.

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

At the 26th Conference of the Parties to the UNFCCC (COP 26), held in Glasgow between October 31 and November 13, 2021, Canada presented a strengthened climate plan and committed to an enhanced emissions reduction target of between 40 and 45 percent below 2005 levels by 2030. Following a 2021 federal election, the Government of Canada delivered a new Throne Speech in November 2021 which reiterated its intent to take action that would "go further, faster" to fight climate change. Among other things, the federal government pledged to cap and cut oil and gas sector emissions while accelerating on the path to 100 percent net zero electricity. In December 2023, the federal government announced that it intended to implement a national cap-and-trade system for oil and gas emissions in Canada and published a draft regulatory framework for public comment. Draft regulations are expected to be published in 2024. As currently proposed, the cap-and-trade system would apply to liquified natural gas producers as well as producers in the conventional oil, offshore, oil sands and natural gas production and processing subsectors. The proposed cap-and-trade system would set oil and gas sector emissions limits, to be phased in between 2026 and 2030. Producers would be required to reduce their emissions or purchase "allowances" from other facilities that have reduced their emissions. These requirements, if implemented, may result in additional costs or liabilities for our customers’ operations.

In addition, the federal government amended the Canadian Environmental Protection Act, 1999 (“CEPA”) in 2023. In particular, the preamble to CEPA now recognizes that every individual in Canada has a right to a healthy environment. The Government of Canada must now take into consideration this right, including the principles of environmental justice, when making decisions under CEPA, including its regulation of greenhouse gas emissions in Canada. Within two years, the Government of Canada must develop an implementation framework on how this right will be upheld while administering CEPA. Until that framework is developed, there is significant uncertainty regarding how these changes to CEPA will be implemented, and their potential to affect our customers' operations.

In Alberta, GHGs are regulated pursuant to the Emissions Management and Climate Resilience Act and the Technology Innovation and Emissions Reduction Regulation (TIER Regulation). In December 2019, the TIER Regulation was deemed equivalent to the backstop prescribed by the federal GGPPA, meaning that facilities within Alberta subject to the TIER Regulation are not subject to the full costs of complying with the GGPPA. The TIER Regulation generally applies to Alberta-based facilities that emit over 100,000 tonnes of CO2e per year. Under the TIER Regulation, emissions from each facility are compared to either an industry-wide benchmark or a facility-specific benchmark which effectively permits facilities to emit GHGs up to a certain amount without being subject to the provincial carbon price. Those benchmarks “tighten” resulting in more onerous compliance costs, every year. Facilities with emissions that exceed the industry-wide benchmark or facility-specific benchmark, as applicable, must rely on one or more of the compliance options established by the TIER Regulation, such as purchase credits or offsets for each tonne of CO2e in excess of their limits. The Alberta government issues an order every year setting the price to acquire credits, which effectively dictates compliance costs. In January 2023, the Alberta government published amendments to the TIER Regulation, including increases to the carbon price and increases to annual benchmark tightening rates. These changes were implemented in order to ensure that the TIER Regulation maintains equivalency with the framework established by GGPPA. Increases to the cost of TIER Regulation credits and annual benchmark tightening rates may result in additional costs or liabilities for our customers’ operations. In addition, similar increases in stringency of provincial GHG regulatory frameworks within British Columbia and Saskatchewan may result in additional costs or liabilities for our customers’ operations.

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

Complementing the AB LMF Program and associated directives, Alberta's OGCA establishes an orphan fund (Orphan Fund) to help pay the costs to suspend, abandon, remediate and reclaim a well, facility or pipeline included in the AB LMR Program if a licensee or working interest participant becomes insolvent or is unable to meet its obligations. The Orphan Fund was originally conceived to be bankrolled by licensees in the AB LMR Program who contribute to a levy administered by the AER. However, given the increase in orphaned oil and natural gas assets, the Government of Alberta has loaned the Orphan Fund approximately $335 million to carry out abandonment and reclamation work, of which, $121 million had been paid as of May 2023. In response to the COVID-19 pandemic, the Government of Alberta also covered $113 million in levy payments that licensees would otherwise have owed to the Orphan Fund, corresponding to the levy payments due for the first six months of the AER's fiscal year. A separate orphan levy applies to persons holding licenses for large facilities. Collectively, these programs, the AB LMF, and associated directives are designed to minimize the risk to the Orphan Fund posed by the unfunded liabilities of licensees and to prevent the taxpayers of Alberta from incurring costs to suspend, abandon, remediate and reclaim wells, facilities or pipelines.

These and any other changes to the AER's approach to manages closure requirements for energy resource activities may result in additional costs or liabilities for our customers’ operations.

In British Columbia the BCER’s Comprehensive Liability Management Plan addresses liability management, improving the rate of inactive site restoration, and addressing orphan sites. The BCER uses a Liability Management Rating (LMR) program to evaluate each company’s ability to pay for site restoration. The BCER addresses dormant sites through the Dormancy and Shutdown Regulation, which ensures oil and natural gas producers responsibly bring their energy resource activities to regulatory closure within a reasonable time frame. The Dormant Sites Program is used to identify permit holders that are subject to the dormant site provisions of the Energy Resource Activities Act and the Dormancy and Shutdown Regulation. The regulation sets timelines for restoration and imposes requirements for decommissioning, site assessment, remediation and restoration. Like in Alberta, British Columbia’s Orphan Site Reclamation Fund is a levy on oil and natural gas producers that is used to pay the cost of restoring orphan sites in BC. If or when applicable to operations, any changes to the BCER’s approach to managing dormancy and closure requirements for energy resource activities may result in additional costs or liabilities for our customers’ operations.

Australian Environmental Regulations

Our Australian segment is regulated by statutory environmental and land use controls at the federal, state and territory and local government levels which may result in land use approval, regulation of operations and compliance risk. These controls include: land use and urban design controls; controls to protect Australia’s natural environment, iconic places and Aboriginal and Torres Strait islander native title and heritage; the regulation of hard and liquid waste, including the requirement for trade waste and/or wastewater permits or licenses; the regulation of water, noise, heat, and atmospheric gases emissions; the regulation of the production, transport and storage of dangerous and hazardous materials (including asbestos); the regulation of pollution and site contamination and requirements to notify of and clean-up environmental contamination.

Federal Controls

At a federal level, the Environment Protection and Biodiversity Conservation Act 1999 (EPBC Act) is Australia’s key piece of environmental legislation. The EPBC Act protects of matters of national environmental significance, for example, threatened species and communities (e.g. Koalas), migratory species, Ramsar wetlands and world heritage properties. Activities that have the potential to impact matters protected by the EPBC Act trigger referral to the federal government for assessment and approval.

In October 2020, the findings of an independent review of the EPBC Act (Independent Review) recommended significant reforms including (but not limited to) introduction of legally binding ‘National Environmental Standards’, a ‘climate change’ referral trigger, measures to harness and recognize the importance of indigenous knowledge, stronger compliance and enforcement powers, proposals for revised bilateral agreements with the States and Territories to streamline the assessment and approval process of some activities regulated by the EPBC Act and criminal penalties for offenses relating to emissions-intensive actions.

In December 2022 the federal government announced its response to the Independent Review. This response proposes various changes to the EPBC Act in line with the Independent Review, for example, the introduction of ‘National Environmental Standards’, creation of a federal Environmental Protection Agency and the introduction of a requirement to achieve ‘net positive’ outcomes. Several bills to effect some of the recommended reforms are currently before Parliament and a comprehensive draft bill is expected to be introduced in 2024 together with a draft of the proposed National Environmental Standards. Notably, the federal government is not presently proposing to introduce the climate change referral trigger recommended by the Independent Review.

If any of the recommended reforms take effect, our obligations under, and compliance with, the EPBC Act ought to be reviewed. However, its implications for our Australian operations are not anticipated to be significant.

Ongoing awareness of these reforms is important as the legislative and policy changes may affect our customers’ operations and have impacts on the non-renewable resources sector generally.

There is an increasing emphasis from regulators on sustainability and energy efficiency in business operations. Federal requirements are now in place for the mandatory disclosure of energy performance under building rating schemes. These schemes require the tracking of specific environmental performance factors. Carbon reporting requirements currently exist for corporations which meet a reporting threshold for greenhouse gases or energy use or production for a reporting (financial) year under federal legislation.

From July 1, 2023, new obligations and reporting requirements took effect with respect to the ‘Safeguard Mechanism’ – Australia’s policy for reducing emissions from facilities that emit more than 100,000t CO2-e per financial year that has been in place since 2016. These reforms are intended to assist Australia meet its emissions reduction targets of 43% below 2005 levels by 2030 and may affect large scale industry customers.

The federal government has also proposed further climate-related disclosure requirements that are anticipated to take effect (for some companies) from mid-2024. These proposed disclosure requirements will oblige companies to disclose various climate-related information, including information about their greenhouse gas emissions, climate-related targets, offset contributions, transition plans, and information about strategies, plans and governance procedures/controls in place to monitor and manage climate-related risks and opportunities. If these reforms become law, we will have corporate reporting requirements in relation to these climate related matters, likely to commence in 2026.

State and Territory Controls

At a State and Territory level, our operations are authorized and regulated by layers of planning and environmental approvals. Queensland, New South Wales and Western Australia all have multiple acts regulating matters of the environment, conservation, vegetation management and protection of aboriginal and Torres Strait Islander use rights which are administered by each States’ independent environment protection regulator (e.g. Queensland’s Department of Environment, Science and Innovation). If amendments are made to the EPBC Act to effect new bilateral agreements, the States and Territories will likely be given further power to assess and approve certain actions regulated the EPBC Act.

Under state law, some specified activities, for example, sewage treatment works at our sites, may require regulation by way of environmental approvals. Such approvals may also impose monitoring and reporting obligations on the holder as well as obligations to rehabilitate the subject site once the regulated activity has ceased.

We must ensure that all necessary approvals, permits and licenses are in place to authorize our operations and that the conditions of those approvals, permits and licenses are complied with until the relevant operations cease (and are cleaned-up if necessary). Where approvals are not held and/or complied with, the operation may be unlawful and subject to penalties, including stop-work orders, remediation orders and financial penalties. Our Australian operations continue to comply with our existing approvals, permits and licenses.

We have a positive obligation under state legislation to notify of an incident causing (or threatening) serious or material environmental harm. Examples of notifiable environment harm include effluent overflow, chemical leaks and chemical fires. Failure to discharge this obligation can attract significant sanctions and financial penalties.

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

U.S. Environmental Regulations

The Clean Water Act, as amended, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the U.S. Environmental Protection Agency (EPA) or authorized state agencies. In addition, the Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1999, as amended, require the development and implementation of spill prevention and response plans and impose liability for the remedial costs and associated damages arising out of any unauthorized discharges.

GHG Emissions

The EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified large GHG emission sources in the U.S., including, offshore and onshore oil and natural gas production facilities, on an annual basis. In December 2023, the EPA issued a final rule updating New Source Performance Standards (NSPS) and providing emission guidelines to reduce methane and other pollutants from the oil and gas industry.

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

Other Environmental Regulations

Our operations, as well as the operations of our customers, are also subject to various laws and regulations addressing the management, disposal and releases of regulated substances, including the federal Resource Conservation and Recovery Act, as amended (RCRA), the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (CERCLA), also known as the Superfund law, and comparable state laws. Under such laws, we could be required to undertake response or corrective measures, which could include removal of previously disposed substances and wastes, cleanup of contaminated property or performance of remedial operations to prevent future contamination.

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

•Risks Related to Our Macroeconomic-Business Environment
◦Certain of our customers’ spending may be directly, and our business may be indirectly, affected by (i) volatile or low oil, metallurgical (met) coal, natural gas or iron ore prices; (ii) increasing production costs; or (iii) unsuccessful exploration results.
◦The effects of public health crises, pandemics and epidemics may materially affect how we and our customers are operating our and their businesses.

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
◦Our business could be disrupted by any failure of our information technology systems.
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
◦The payment of dividends and repurchases of our common shares are each within the discretion of our Board of Directors, and there is no guarantee that we will pay any dividends or repurchase common shares in the future or at levels anticipated by our shareholders.
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

Risk Factors:

Risks Related to Our Macroeconomic Business Environment

Certain of our customers’ spending may be directly, and our business may be indirectly, affected by (i) volatile or low oil, metallurgical (met) coal, natural gas or iron ore prices; (ii) increasing production costs; or (iii) unsuccessful exploration results.

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
•the level of activity, spending and natural resource developments in Australia and Canada;
•the level of global oil and gas exploration and production and the impact of government regulation or Organization of the Petroleum Exporting Countries Plus (OPEC+) policies that impact production levels and oil prices;
•the availability of transportation infrastructure and refining capacity for oil, natural gas, LNG and coal;
•global weather conditions, natural disasters and global health concerns;

•geopolitical events such as the ongoing Russia/Ukraine and Israel/Hamas conflicts;
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

As of February 23, 2024, the West Texas Intermediate (WTI) price was $77.54 and the Western Canadian Select (WCS) price was $58.60, resulting in a discount (WCS Differential) at which WCS trades relative to WTI of $18.94. Should the price of WTI decline or the WCS discount to WTI widen further, our oil sands customers may delay or eliminate additional investments, reduce their spending in the oil sands region or curtail or shut-down existing operations.

The effects of public health crises, pandemics and epidemics may materially affect how we and our customers are operating our and their businesses.

Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, have adversely impacted and may in the future adversely impact, worldwide economic activity, including the operations of natural resources companies in Canada, Australia and the U.S. and the worldwide demand for oil and natural gas. Other effects of such public health crises, pandemics and epidemics include significant volatility and disruption of the global financial markets; continued volatility of commodity prices and related uncertainties around OPEC+ production; disruption of operations resulting from decreased customer demand and labor shortages; supply chain disruptions or equipment shortages; reduced capital spending by oil and gas companies; and employee impacts from illness, travel restrictions, including border closures, and other community response measures.

The extent to which our business operations and financial results may be affected by such public health crises, pandemics and epidemics depends on various factors beyond our control, such as the duration, severity and sustained geographic impact of the outbreak; the impact and effectiveness of governmental actions to contain and treat such outbreaks, including government policies and restrictions; vaccine hesitancy, vaccine mandates, and voluntary or mandatory quarantines; and the global response surrounding such uncertainties.

Risks Related to Our Customers

Our customers and their operations are exposed to a number of unique operating risks and challenges which could also adversely affect us.

We could be materially adversely affected by disruptions to our customers’ operations. The price of and demand for natural resources produced by our customers may impact their desire and/or ability to continue producing existing projects or start new projects. Customers may also experience unexpected problems, higher costs or delays in commencing, developing or producing a project. Additionally, the willingness of natural resources companies to explore, develop and produce may be impacted by pressures to limit increases in capital spending generally and on met coal and hydrocarbons in particular, as well as by cost overruns on past and current projects, which could adversely impact demand for our services. Operating risks and challenges our customers face, which may ultimately affect their need for the accommodations and services we provide, include:

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

Our success depends on our ability to retain our current customers, renew or replace our existing customer contracts and obtain new business. Our ability to do so generally depends on a variety of factors, including overall customer expenditure levels and the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We cannot assure that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing, or at all, or that our current customers will not turn to competitors, cease operations, elect to (i) utilize their own, on-site accommodations or (ii) terminate contracts with us.

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

We did not renew the land lease associated with our McClelland Lake Lodge in Alberta, Canada, which expired in June 2023, in order to support our customer’s intent to mine the land where the lodge was located. In addition, the accompanying hospitality services contract at McClelland Lake Lodge expired in July 2023; however, we continued to provide hospitality services to the customer at our other owned lodges through January 31, 2024 under a short-term take-or-pay commitment. We completed the sale of the McClelland Lake Lodge assets in January 2024. Revenues associated with the 2023 room commitments at the lodge through July 2023 were approximately C$39 million.

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

Because of the concentration of our business in three relatively small geographic areas: the oil sands region of Alberta, Canada, the coal producing, Bowen Basin region of Queensland, Australia and the iron ore producing, Pilbarra region of Western Australia, we have increased exposure in these areas to political, regulatory, environmental, labor, climate or natural disasters such as forest fires or flooding, events or developments that could disproportionately impact our operations and financial results. For example, in 2011 and 2017, cyclones and resulting flooding threatened our villages in Australia. Similarly, in 2011 and 2016, forest fires in northern Alberta impacted areas near our Canadian oil sands lodges. Moreover, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. Many of the areas in which we operate are very remote with limited local supplies, including availability of water, electricity or natural gas necessary to operate our business, and any significant adverse events such as those discussed above could impact our ability to obtain good or services and personnel.

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

The demand for and/or pricing of rooms and accommodation services is subject to the overall availability of rooms in a region. If demand for our assets were to decrease, or to the extent that we and our competitors have capacity in excess of current demand, we may encounter decreased pricing for, or utilization of, our assets and services, which could adversely impact our operations and profits. For example, we experienced a decrease in customer demand in 2020 for accommodations in the Canadian oil sands and our U.S. business as a result of the economic disruption caused by COVID-19, and experienced a corresponding decrease in our occupancy and profitability. Continued volatility in commodity price levels, any future global health crises, inflationary pressures, actions taken by OPEC+ to adjust production levels, geopolitical events such as the ongoing Russia/Ukraine and Israel/Hamas conflicts, and regulatory implications on such prices, among other factors, could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets, which would cause a decrease in customer demand for our accommodations.

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

In the last eighteen months, we have experienced a significant increase in our food costs due to global inflationary pressures. While inflation has stabilized, and while we have been able to pass some of the increased costs onto our customers, we expect to continue to experience increases in our food costs from time to time due to increasing fuel prices, rising global food demand, other general inflationary pressures and rising supply chain issues affecting supply of goods. In addition, food prices can fluctuate as a result of foreign exchange rates and temporary changes in supply, including as a result of incidences of wildfires or severe weather such as droughts, heavy rains and late freezes, or other climate effects. Climate and natural disaster events, such as forest fires or flooding, have the ability to impact local crop production, limiting supply and therefore having an upward pressure on food prices. For example, large swathes of farmland across the Australian states of New South Wales, Queensland and Victoria in 2022 were inundated with flood waters, damaging wheat and other crops including fruit and vegetables.

A shortage of skilled labor could also result in higher wages due to more expensive temporary hire labor resources that would increase our labor costs, which could negatively affect our profitability. For example, we have recently been impacted by increased staff costs as a result of hospitality labor shortages in Australia due to low levels of immigration into Australia and, specifically, an acute shortage of skilled labor. The reduced levels of immigration and shortage of skilled labor subsequently led to an increased reliance on more expensive temporary labor hire resources and negatively affected our profitability. Additionally, an increased proportion of temporary labor hire resources has the effect of driving up costs due to a lack of efficiency. The nature of temporary labor hire resource positions are short term, with key skills unable to be retained in our lodges and villages due to higher staff turnover.

While our multi-year contracts often provide for annual escalation in our room rates for food, labor and utility inflation, we may be unable to fully recover costs, or the recovery may be delayed, and such increases would negatively impact our profitability on contracts that do not contain such inflation protections.

Employee and customer labor problems could adversely affect us.

Our business is labor intensive requiring a significant number of employees to perform housekeeping, janitorial and food service functions at our locations or locations that we manage. As our operations grow or our occupancy increases, we require additional staff to take care of our guests at a standard we deem appropriate and to operate safely. If we are unable to hire a sufficient labor force, we could be required to increase wages or use temporary labor at a higher cost and reduced efficiency. In recent years, we experienced, and expect to continue to experience, a shortage of labor for certain functions, inflationary pressures on wages, and an increasingly competitive labor market. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including geopolitical events such as the ongoing Russia/Ukraine and Israel/Hamas conflicts, availability of qualified persons in the markets where we and our contracted service providers operate, inflation and unemployment levels within these markets and our reputation within the labor market. Inefficient operations or further increased labor costs resulting from these labor market challenges could negatively impact our profitability and could damage our reputation with our customers.
Additionally, as of December 31, 2023, we were party to collective bargaining agreements covering 798 employees in Canada and 1,020 employees in Australia. Efforts have been made from time to time to unionize other portions of our workforce. In addition, our facilities serving oil sands development work in Northern Alberta, Canada and mining operations in Australia house both union and non-union customer employees. We have not experienced strikes, work stoppages or other slowdowns in the past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations or adversely impact our reputation, which could adversely affect our business and results of operations. Additional unionization efforts and new collective bargaining agreements also could materially increase our costs or limit our flexibility. Collective bargaining agreements in our Canadian operations have individual expiration dates, but in no case extend beyond 2026. Enterprise bargaining agreements in our Australian operations cover certain employees working at our villages in Queensland, New South Wales and Western Australia, as well as certain employees working at our integrated services customer-owned sites in Western Australia and South Australia. These agreements either have individual expiration dates or continue until either party seeks to have such agreement cancelled, but in no case extend beyond 2024.

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

The majority of our major Canadian lodges are located on land subject to provincial leases. Accordingly, while we own the accommodations assets, we only own a leasehold in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, our leases generally have an initial term of ten years and will expire between 2024 and 2030 unless extended. Unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site at our own cost, which could be material.

We did not renew an expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which expired in June 2023, in order to support our customer’s intent to mine the land where the lodge was located. As of December 31, 2023, we had an asset retirement obligation (ARO) liability related to the McClelland Lake Lodge on our balance sheet of $0.3 million. Consistent with U.S. generally accepted accounting principles, this liability is the estimated present value of the amount of required asset removal and site remediation costs related to the retirement of assets at this location in 2023.

As of December 31, 2023, we had other ARO liabilities on our balance sheet of $16.2 million. Should the remediation requirement be accelerated, our near term cash obligation could be significantly larger than the liability currently on our balance sheet and could negatively impact our cash flows and liquidity.

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

We currently have several contracts to transport and install modular, skid-mounted accommodations and central facilities that can be quickly configured to serve a multitude of short- to medium-term accommodation needs. In connection with the transportation and installation of these facilities, we may be exposed to various risks, including:

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

Cybersecurity attacks in particular develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence. Such attacks include, but are not limited to, malicious software, attempts to gain unauthorized access to data, ransomware attacks and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of or denial of access to confidential or otherwise protected information and corruption of data. We have experienced, and expect to continue to confront, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information systems and networks. While we have not experienced a material cybersecurity incident in the last three years, a material cybersecurity incident could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Our business could be disrupted by any failure of our information systems.

We depend on our information systems to actively manage our accommodation services, including with respect to administrative functions, financial and operational data, ordering and point of sale processing, to enhance our ability to optimize facility utilization, occupancy, costs of goods sold and average daily rate. The failure of our information systems to perform as anticipated could damage our reputation with our customers, disrupt our business or result in, among other things, decreased revenue and increased costs. Any such failure could harm our business, results of operations and financial condition. In addition, the delay or failure to implement information system upgrades and new systems effectively could disrupt our business, distract management’s focus and attention from business operations and growth initiatives, and increase our implementation and operating costs, any of which could materially adversely affect our operations and operating results. Furthermore, these technologies may require refinements and upgrades, which may require significant investment by us. As various systems and technologies become outdated or new technology is required, we may not be able to replace or introduce them as quickly as needed or in a cost- effective and timely manner. As a result, we may not achieve the benefits we may have been anticipating from any new technology or system.

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

Our reporting currency is the U.S. dollar, and we are exposed to currency exchange risk primarily between the U.S. dollar and the Canadian and Australian dollars. For the year ended December 31, 2023, 98% of our revenues originated from subsidiaries outside of the U.S. and were denominated in either the Canadian dollar or the Australian dollar. As a result, a material decrease in the value of these currencies relative to the U.S. dollar has had, and may have in the future, a negative impact on our reported revenues, net income, financial condition and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition and results of operations. We may attempt to limit the risks of currency fluctuation where possible by entering into financial instruments to protect against foreign currency exposure, but, to date, we have not entered into any foreign currency financial instruments. Our efforts to limit exchange risks may be unsuccessful, thereby exposing us to foreign currency fluctuations that could cause our results of operations, financial condition and cash flows to deteriorate.

We may not have adequate insurance for potential liabilities and insurance may not cover certain liabilities.

Our operations are subject to many hazards. In the ordinary course of business, we become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. We maintain insurance to cover many of our potential losses, including cyber risk insurance, and we are subject to various self-retentions and deductibles under our insurance policies. It is possible, however, that a judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured or underinsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position. In addition, we are insured under the insurance policies of Oil States International, Inc. (Oil States) for occurrences prior to the completion of our spin-off from Oil States in May 2014 (the Spin-Off). The specifications and insured limits under those policies, however, may be insufficient for such claims. We also face other risks related to our insurance coverage, including (i) we may not be able to continue to obtain insurance on commercially reasonable terms; (ii) the counterparties to our insurance contracts may pose credit risks; (iii) we may incur losses from interruption of our business that exceed our insurance coverage; and (iv) we may not be able to procure insurance for certain risks due to various factors including insurance market constraints.

The cyclical nature of our business and a severe prolonged downturn has, and could in the future, negatively affect the value of our long-lived assets and our goodwill.

We recorded impairments of our long-lived assets of $1.4 million, $5.7 million and $7.9 million in 2023, 2022 and 2021, respectively. As of December 31, 2023, goodwill at our Australian reporting unit represented 1% of total assets, or $7.7 million.

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

Additionally, an acquisition may bring us into businesses we have not previously conducted or geographies in which we have not previously operated and expose us to additional business risks that are different from those we have previously experienced. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. If we fail to manage any of these risks successfully, our business could be harmed. Our capitalization and results of operations may change significantly following an acquisition, and our shareholders may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

As of December 31, 2023, we had approximately $65.6 million outstanding under the revolving portion of our Syndicated Facility Agreement (Credit Agreement), $1.4 million of outstanding letters of credit and an additional $133.1 million in remaining capacity to borrow under the revolving portion of the Credit Agreement. If market or other economic conditions remain depressed or further deteriorate, our borrowing capacity may be reduced.

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

Our ability to service our debt, including repaying outstanding borrowings under our Credit Agreement at maturity, will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our business does not generate sufficient cash flows from operations to enable us to meet our obligations under our indebtedness, we will be forced to take actions such as reducing or delaying business activities, including dividend payments and share repurchases, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We may not be able to effect any of these remedies on satisfactory terms or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Legal and Regulatory Risks

We do business in Canada and Australia, whose political and regulatory environments and compliance regimes differ from those in the U.S.

A significant portion of our revenue is attributable to operations in Canada and Australia. These activities accounted for 98% of our consolidated revenue in the year ended December 31, 2023. Risks associated with our operations in Canada and Australia include, but are not limited to, (i) different taxing regimes; (ii) changing political conditions at the federal, provincial or state level; (iii) changing international and U.S. monetary policies; and (iv) regional economic downturns.

The regulatory regimes in these countries are substantially different than those in the U.S. and may be unfamiliar to U.S. investors. Violations of non-U.S. laws could result in monetary and criminal penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

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

Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. The implementation of new laws and regulations could result in materially increased costs, stricter standards and enforcement, increased reporting obligations, larger fines and liability and increased capital expenditures and operating costs, particularly for our customers, and could have an adverse effect on our business or demand for our services. See Item 1. “Business - Government Regulation” of this annual report for a more detailed description of our risks associated with environmental laws and regulations. It should also be noted that scientists have concluded that increasing concentrations of greenhouse gases (GHG) in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.

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

Climate change and other ESG-related matters are receiving increasing attention from the media, scientists and legislators alike, which has resulted in legislative, regulatory and other initiatives, including international agreements, to reduce greenhouse gas emissions, such as carbon dioxide and methane, and proposed regulations to increase climate change reporting obligations. Significant focus is being made on companies that are active producers of fossil fuels, or companies which serve such producers.

Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels. There are a number of legislative and regulatory proposals to address greenhouse gas emissions, including increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting, and incentives for renewable energy, which are in various phases of discussion or implementation. Moreover, such legislation, regulations and proposals are subject to frequent change by regulatory authorities. The outcome of Canadian, Australian and U.S. federal, regional, provincial and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities, or other regulatory actions. These actions could both (i) directly impact us due to increased costs associated with our operations, and (ii) indirectly impact us due to increased costs of and/or reduced demand for our customers' operations, and resulting reduced demand for our services.

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

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital and assess acquisitions. Furthermore, members of the investment community, as well as political advocacy groups, are increasing their focus on ESG practices and disclosures by public companies, and concerns over climate change have resulted in, and are expected to continue to result in, the adoption of regulatory requirements for climate-related disclosures. As a result, we may continue to face increasing pressure regarding our ESG disclosures and practices, and mandatory reporting obligations could increase our compliance burden and costs. We publish an annual ESG Report, which outlines our progress and ongoing efforts to advance our ESG initiatives. Our disclosures on these matters rely on management’s expectations as of the date the statements are first made, as well as standards for measuring progress that are still in development, and may change or fail to be realized. These expectations and standards may continue to evolve. If our ESG disclosures and practices do not meet regulatory, investor or other stakeholder expectations and standards, which continue to evolve, it could have a material adverse effect on our business or demand for our services. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to ESG, including the enactment or proposal of “anti-ESG” legislation or policies. By publishing our annual ESG Report, our business may also face increased scrutiny related to ESG activities and be unable to satisfy all stakeholders. Additionally, members of the investment community may screen our ESG disclosures and performance before investing in our common shares.

See Item 1. “Business - Government Regulation” of this annual report for a more detailed description of our climate-change related risks.

Risks Related to Our Common Shares

The market price and trading volume of our common shares may be volatile.

The market price of our common shares has historically experienced and may continue to experience volatility. For example, during 2023, the market price of our common shares ranged from a low of $17.87 per share to a high of $36.88 per share. The market price of our common shares may be influenced by many factors, some of which are beyond our control, including those described above and the following:

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
•geopolitical events or terrorist acts, including cybersecurity threats;
•trading volume of our common shares;
•the majority of our common shares being held by a few shareholders;
•our policy on share repurchases and dividend payments;

•future sales of our common shares or other securities by us, members of our management team or our existing shareholders; and
•investor perceptions of the investment opportunity associated with our industry or common shares relative to other investment alternatives.

These factors may materially reduce the market price of our common shares, regardless of our operating performance. In addition, our average daily trading volume on the New York Stock Exchange has historically been low, which may result in greater price volatility.

In addition, in recent years the stock market has experienced substantial price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons potentially unrelated to their operating performance. For example, our share price may experience substantial volatility due to uncertainty regarding commodity prices. These market fluctuations, regardless of the cause, may materially and adversely affect our share price, regardless of our operating results. Price volatility may cause the average price at which we repurchase our common shares (see Note 17 – Share Repurchase Programs and Dividends for a discussion of repurchases of our common shares) in a given period to exceed the share price at a given point in time. In addition, stock market volatility may impact our ability to access the capital markets in the future on acceptable terms or at all. Furthermore, the trading market for our common shares is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

The payment of dividends and repurchases of our common shares are each within the discretion of our Board of Directors, and there is no guarantee that we will pay any dividends or repurchase common shares in the future or at levels anticipated by our shareholders.

The amount and timing of all future payments of dividends or repurchases of common shares pursuant to our share repurchase program, if any, are each subject to the discretion of the Board of Directors (Board) and will depend upon business conditions, results of operations, financial condition and other factors. Our Board may, without advance notice, discontinue the payment of dividends or suspend or terminate our share repurchase program. There can be no assurance that we will make dividend payments or repurchase our common shares in the future. The payment of dividends on our common shares or repurchase of shares under our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic growth projects. In addition, any elimination of, or downward revision in, our dividend policy or our share repurchase program could have an adverse effect on the market price of our common shares. While the U.S. has imposed an excise tax on U.S. domestic corporations repurchasing stock, our share repurchase program is not currently subject to this tax. A similar 2% tax has been imposed in Canada, effective January 1, 2024, which applies to us and may impact the tax efficiency of our share repurchase program.
We are governed by the corporate laws in British Columbia, Canada which in some cases have a different effect on shareholders than the corporate laws in Delaware, U.S.

There are material differences between the Business Corporations Act (British Columbia) (BCBCA) as compared to the Delaware General Corporation Law (DGCL). Some of these material differences include the following: (i) for material corporate transactions (such as amalgamations, arrangements, the sale of all or substantially all of our undertaking, and other extraordinary corporate transactions), the BCBCA, subject to the provisions of our articles, generally requires two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote of shareholders for similar material corporate transactions; and (ii) under the BCBCA, a holder of 5% or more of our common shares can requisition a general meeting of shareholders for the purpose of transacting any business that may be transacted at a general meeting, whereas the DGCL does not give this right. We cannot predict if investors will find our common shares less attractive because of these material differences. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

Provisions contained in our articles and applicable Canadian and British Columbia laws could discourage a take-over attempt, which may reduce or eliminate the likelihood of a change of control transaction and, therefore, the ability of our shareholders to sell their shares for a premium.

Provisions contained in our articles provide for a classified Board, limitations on the removal of directors, limitations on shareholder proposals at meetings of shareholders and limitations on shareholder action by written consent, which could make it more difficult for a third-party to acquire control of us. Our articles, subject to the corporate law of British Columbia, also authorize our Board to issue series of preferred shares without shareholder approval. If our Board elects to issue preferred shares, it could increase the difficulty for a third-party to acquire us, which may reduce or eliminate our shareholders’ ability to sell their common shares at a premium. In addition, in Canada, we may become subject to applicable securities laws, including National Instrument 62-104 Take-Over Bids and Issuer Bids of the Canadian Securities Administrators, which provide a heightened threshold for shareholder acceptance of third-party acquisition offers and could discourage take-over attempts that could result in a premium over the market price for our common shares.

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

Although we have historically been regarded as a foreign corporation for U.S. federal income tax purposes, changes to Section 7874 of the Internal Revenue Code or the U.S. Treasury regulations promulgated thereunder, or official interpretations thereof, could adversely affect Civeo’s status as a foreign corporation for U.S. federal income tax purposes. For example, members of Congress from time to time have proposed changes to the Internal Revenue Code, and the U.S. Treasury has taken and may continue to take regulatory action, in connection with inversion transactions. The timing and substance of any such change in law or regulatory action is uncertain. Any such change of law or regulatory action could adversely impact the treatment of Civeo as a foreign corporation for U.S. federal income tax purposes and could adversely impact its tax position and financial position and results in a material manner. The precise scope and application of any legislative or regulatory proposals will not be clear until they are actually issued, and, accordingly, until such legislation or regulations are issued and fully understood, we cannot be certain as to their potential impact. If Civeo were to be treated as a U.S. corporation for U.S. federal income tax purposes, it could be subject to substantially greater U.S. federal income tax liability.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

 Risk Management and Strategy

We recognize the importance of developing, implementing and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data. Our processes for assessing, identifying, and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes. Cybersecurity events are collected, evaluated and, when appropriate, escalated to the Chief Information Security Officer (CISO) for impact analysis utilizing the cybersecurity risk management policy.

Cybersecurity risks are monitored and evaluated by management through an internal compliance program with oversight by internal audit. We engage a variety of cybersecurity partners to perform penetration testing and quarterly audits on our cybersecurity profile. These partnerships enable us to leverage specialized knowledge and insights, and are meant to help our cybersecurity strategies and processes in remaining risk appropriate. In order to promote a company-wide culture of cybersecurity risk management, management has also implemented a variety of required programs to both test and train our employees on cybersecurity fundamentals, including both annual and ongoing information security awareness training.

Our cybersecurity policies and procedures encompass data privacy, incident response, information security and risks from our use of third-party vendors. In order to help develop these policies and procedures, we monitor the privacy and cybersecurity laws, regulations and guidance applicable to us in the regions where we do business, as well as proposed privacy and cybersecurity laws, regulations, guidance and emerging risks.

We also have conducted a cyber breach simulation exercise with the assistance of a third party cybersecurity consultant. The exercise focused on incident management and communication processes. Company business functions, executive management and members of the Board participated. The goal was to identify opportunities for greater efficiency, coordination, and alignment.

We face risks from various security threats, including cybersecurity threats to gain unauthorized access to sensitive information or to render data or systems unusable or hold them for ransom. Cybersecurity attacks in particular develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence. Such attacks include, but are not limited to, malicious software, attempts to gain unauthorized access to data, ransomware attacks and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of or denial of access to confidential or otherwise protected information and corruption of data. We have experienced, and expect to continue to confront, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information systems and networks. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to have such an affect. See Part I, Item 1A, “Risk Factors,” under the heading “Risks Related to Our Operations - Our business could be negatively impacted by security threats, including cybersecurity threats and other disruptions” for more information regarding the risks we face.

As discussed in Part I, Item 1A, “Risk Factors,” under the heading “Financial/Accounting Risks – We may not have adequate insurance for potential liabilities and insurance may not cover certain liabilities,” we maintain cyber risk insurance to mitigate our exposure to these threats.

Governance

Risk oversight is a responsibility of the Board. The Board has delegated responsibility for monitoring technology and cybersecurity risks to the Audit Committee. The Board reviews the Company's cybersecurity risk posture, strategy and execution on at least an annual basis while the Audit Committee receives cybersecurity updates quarterly.

The CISO and executive management play a pivotal role in informing the Audit Committee on cybersecurity risks. Executive management, including the CISO, regularly meets with the Audit Committee to discuss cybersecurity risks, review quarterly cyber metrics and oversee progress against our annual action plans. These briefings may encompass a broad range of topics, including:

•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee and executive management maintain an ongoing dialogue regarding emerging or potential cybersecurity risks.

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CISO. Our CISO has cybersecurity expertise from over 18 years of experience in the field of cybersecurity. His background includes extensive experience as CISO at Civeo and previously for a Fortune 500 company. He also oversees our cybersecurity governance programs, assists with testing our compliance with applicable standards, leads our efforts to remediate known risks and leads our employee training program.

The CISO is informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. The CISO implements and oversees processes for the monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. The Company deploys a Security Operations Center team who monitor and escalate cybersecurity events. In the event of a cybersecurity incident, the CISO is equipped with an incident response plan, which is intended to mitigate the impact of the incident and includes long-term strategies for remediation and prevention of future incidents.

The CISO regularly updates executive management on cybersecurity risks and incidents. Significant cybersecurity matters and certain strategic risk management decisions are escalated to the Audit Committee and the Board.

ITEM 2. Properties

The following table presents information about our principal properties and facilities as of December 31, 2023. Except as indicated, we own all of the properties or facilities listed below. Each of the properties is encumbered by our secured credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 11 – Debt to the notes to consolidated financial statements included in Item 8 of this annual report for additional information concerning our credit facilities. For a discussion about how each of our business segments utilizes its respective properties, see Item 1, “Business” of this annual report.

Location	Approximate Square Footage/Acreage	Description
Canada:
Fort McMurray, Alberta (leased land)	240 acres	Wapasu Creek Lodge
Fort McMurray, Alberta (leased land)	138 acres	Fort McMurray Village
Fort McMurray, Alberta (leased land)	135 acres	Conklin Lodge
Fort McMurray, Alberta (leased land)	128 acres	Beaver River and Athabasca Lodges
Kitimat, British Columbia	59 acres	Sitka Lodge
Fort McMurray, Alberta (leased land and lodges)	58 acres	Hudson and Borealis Lodges
Acheson, Alberta (lease)	40 acres	Office and warehouse
Vanderhoof, British Columbia	33 acres	Storage yard
Fort McMurray, Alberta (leased land)	30 acres	Greywolf Lodge
Fort McMurray, Alberta (leased land)	18 acres	Anzac Lodge
Edmonton, Alberta (lease)	86,376 sq. feet	Office and commercial production kitchen
Calgary, Alberta (lease)	7,000 sq. feet	Office
Australia:
Coppabella, Queensland, Australia	192 acres	Coppabella Village
Narrabri, New South Wales, Australia	82 acres	Narrabri Village
Boggabri, New South Wales, Australia	52 acres	Boggabri Village
Dysart, Queensland, Australia	50 acres	Dysart Village
Middlemount, Queensland, Australia	37 acres	Middlemount Village
Karratha, Western Australia, Australia (owned and leased land)	34 acres	Karratha Village
Nebo, Queensland, Australia	26 acres	Nebo Village
Moranbah, Queensland, Australia	17 acres	Moranbah Village
Sydney, New South Wales, Australia (lease)	11,518 sq. feet	Office
Perth, Western Australia, Australia (lease)	6,921 sq. feet	Office
Brisbane, Queensland, Australia (lease)	5,543 sq. feet	Office
U.S.:
Houston, Texas (lease)	8,900 sq. feet	Principal executive offices
Sulphur, Louisiana	44 acres	Acadian Acres land only
Killdeer, North Dakota	39 acres	Killdeer Lodge

We also own various undeveloped properties in British Columbia.

We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

Leased land for our lodge properties in Canada refers to land leased from the Alberta government. We also lease land for our Karratha Village from the state government in Australia. Generally, these leases have an initial term of ten years and are scheduled to expire between 2024 and 2030.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Shares

Our common shares trade on the New York Stock Exchange under the trading symbol “CVEO”.

Holders of Record

As of February 23, 2024, there were 21 holders of record of Civeo common shares.

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
The following performance graph and chart compare the cumulative total return to holders of our common shares with the cumulative total returns of the Standard & Poor's 500 Stock Index, Philadelphia OSX and with that of our peer group, for the period from December 31, 2018 to December 31, 2023. The graph and chart show the value, at the dates indicated, of $100 invested at December 31, 2018 and assume the reinvestment of all dividends, as applicable.

Our peer group consists of the following:

Badger Daylighting Ltd.	Nine Energy Service, Inc.
Black Diamond Group Limited	North American Construction Group
Dexterra Group	Oil States International, Inc.
Enerflex Ltd.	Precision Drilling Corporation
Forum Energy Technologies, Inc.	Select Energy Services Inc.
Matrix Service Company	Target Hospitality Corp.
McGrath RentCorp	Tetra Technologies, Inc.
Newpark Resources, Inc.	Total Energy Services Inc.

Note: The current peer group remain unchanged for 2023 with the exception of the removal of Exterran Corporation, as they were acquired by Enerflex Ltd.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Civeo Corporation	$100.00	$90.21	$81.00	$111.71	$181.24	$136.22
S&P 500	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
PHLX Oil Service Sector	$100.00	$99.45	$57.60	$69.55	$112.31	$114.47
Peer Group	$100.00	$117.51	$104.04	$140.90	$156.26	$168.01

The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Registered Equity Securities by Registrant or its Affiliates in the Fourth Quarter

The following table provides information about purchases of our common shares during the three months ended December 31, 2023.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
October 1, 2023 - October 31, 2023	99,521	$19.84	99,521	600,769
November 1, 2023 - November 30, 2023	12,900	$19.71	12,900	587,869
December 1, 2023 - December 31, 2023	8,332	$21.50	8,332	579,537
Total	120,753	$19.94	120,753	579,537

(1)    In August 2023, our Board authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which were issued and outstanding at the time of approval, or 742,134 common shares, over a twelve month period. We repurchased an aggregate of 120,753 of our common shares outstanding for approximately $2.4 million during the three months ended December 31, 2023.

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

This section of this annual report generally discusses key operating and financial data as of and for the years ended 2023 and 2022 and provides year-over-year comparisons for such periods. For a similar discussion and year-over-year comparisons to our 2021 results, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 1, 2023.

Description of the Business

We provide a suite of hospitality services for our guests in the natural resources industry, including lodging, catering and food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of these facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also offer development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed.

We primarily operate in some of the world’s most active oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore producing regions, where, in many cases, traditional accommodations and related infrastructure often are not accessible, sufficient or cost effective. Our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. We operate in two principal reportable business segments – Canada and Australia.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this annual report to “dollars” or “$” are to United States (U.S.) dollars.

Overview and Macroeconomic Environment

Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure, as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by natural resource production, maintenance and operation of those facilities as well as expansion of those sites. In general, industry capital spending programs are based on the outlook for commodity prices, production costs, economic growth, global commodity supply/demand, estimates of resource production and the expectations of our customers' shareholders. As a result, demand for our hospitality services is largely sensitive to expected commodity prices, principally related to oil, met coal, LNG and iron ore, and the resultant impact of these commodity price expectations on our customers’ spending. Other factors that can affect our business and financial results include the general global economic environment, including inflationary pressures, supply chain disruptions and labor shortages, volatility affecting the banking system and financial markets, availability of capital to the natural resource industry and regulatory changes in Canada, Australia and other markets, including governmental measures introduced to fight climate change.

Commodity Prices

There is continued uncertainty around commodity price levels, including the impact of inflationary pressures, actions taken by Organization of the Petroleum Exporting Countries Plus (OPEC+) to adjust production levels, geopolitical events such as the ongoing Russia/Ukraine and Israel/Hamas conflicts and rising geopolitical risks in the Middle East, U.S. oil production levels and regulatory implications on such prices. In particular, these items could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets.

Recent Commodity Prices

Recent West Texas Intermediate (WTI) crude, Western Canadian Select (WCS) crude, met coal and iron ore pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)
First Quarter through February 23, 2024	$74.99	$56.16	$323.93	$127.50
12/31/2023	78.55	55.31	332.24	122.24
9/30/2023	82.50	66.20	260.12	111.04
6/30/2023	73.54	60.25	243.54	106.98
3/31/2023	75.96	56.61	341.08	117.08
12/31/2022	82.82	54.72	276.19	94.93
9/30/2022	91.63	70.70	252.63	99.21
6/30/2022	108.77	92.89	464.61	128.80
3/31/2022	95.17	82.04	474.83	129.46
12/31/2021	77.31	60.84	371.95	104.88
9/30/2021	70.54	57.58	258.41	164.90
6/30/2021	66.19	53.27	136.44	195.97
3/31/2021	58.13	46.28	127.95	159.83
12/31/2020	42.63	31.34	109.37	128.24

(1)Source: WTI crude prices are from U.S. Energy Information Administration, WCS crude prices and iron ore prices are from Bloomberg and hard coking coal prices are from IHS Markit.

WTI Crude. After reaching historic lows in early 2020 during the start of the COVID-19 pandemic, global oil prices increased to above $100 per barrel in the second quarter 2022. In the second half of 2022 and throughout 2023, oil prices declined due to (i) rising fears of a recession resulting from severe inflation and rising interest rates, (ii) resulting lower demand for oil and (iii) increasing U.S. oil production. In an effort to support the price of oil amidst demand concerns, OPEC+ countries announced additional oil production cuts through the end of 2023. These production cuts, coupled with the rising geopolitical risks in the Middle East, resulted in increased oil prices in the third quarter and early part of the fourth quarter of 2023, before reducing in the latter part of the fourth quarter back to levels consistent with the first six months of 2023.
WCS Crude. In Canada, WCS crude is the benchmark price for our oil sands customers. Pricing for WCS is driven by several factors, including the underlying price for WTI crude, the availability of transportation infrastructure (consisting of pipelines and crude by railcar), refinery blending requirements and governmental regulation. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and capacity restrictions to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. The WCS Differential has varied depending on the extent of transportation capacity availability.
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile assets and to improve take-away capacity for Canadian oil sands producers over the longer term. The Enbridge Line 3 replacement project was completed at the end of 2021 and the Trans Mountain Pipeline is approximately 98% complete, with mechanical completion expected to occur in the first quarter 2024, commercial service expected to begin in April 2024 and volumes expected to ramp up to full capacity by year end 2024.
WCS prices in the fourth quarter of 2023 averaged $55.31 per barrel compared to an average of $54.72 in the fourth quarter of 2022. The WCS Differential decreased from $27.39 per barrel at the end of the fourth quarter of 2022 to $19.35 at the end of the fourth quarter of 2023. As of February 23, 2024, the WTI price was $77.54 and the WCS price was $58.60, resulting in a WCS Differential of $18.94.
Met Coal. In Australia, 84% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the level of global steel production, which decreased by 0.1% during 2023 compared to 2022. The decrease year-over-year was the result of weaker production in December 2023 from China, offset by stronger production throughout 2023 from both Europe and Russia. As of February 23, 2024, met coal spot prices were $311.40 per tonne. Steel output is forecast to improve marginally through 2024, with large infrastructure rollouts in a number of major economies including the U.S. and India.
Met coal prices remained over $200 per tonne during 2023, which supported existing producers, and also assisted new and expansion projects. In the last quarter of 2023, met coal prices averaged over $330 per tonne which continues to provide a positive short-term outlook for producing projects, though future investment could be impacted by the increase in the Queensland royalty scheme introduced in 2022. Analysts forecast prices to remain elevated in the near term but to fall below $300 per tonne in 2024 as supply side pressures are expected to ease and Chinese met coal imports fall following high restocking levels.

Iron Ore. Iron ore prices remained consistently above $100 per tonne throughout 2023 and averaged over $130 per tonne in late December 2023, following a sustained period of high prices. Analysts are forecasting 2024 prices to remain over $100 per tonne on average.
Other
Inflationary Pressures. During 2022 and 2023, inflationary pressures and supply chain disruptions have been, and continue to be, experienced worldwide. Price increases resulting from inflation and supply chain concerns have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. We are managing inflation risk with negotiated service scope changes and contractual protections.
Labor Shortages. In addition to the macro inflationary impacts on labor costs noted above, during the COVID-19 pandemic, we were, and continue to be, impacted by increased staff costs as a result of hospitality labor shortages in Australia as government-imposed and voluntary social distancing and quarantining impacted travel. This labor shortage has been exacerbated by significantly reduced migration in and around Australia affecting labor availability, which has subsequently led to an increased reliance on more expensive temporary labor resources.
LNG. Our Sitka Lodge supports the LNG Canada project and related pipeline projects. From a macroeconomic standpoint, LNG demand has continued to grow, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. The conflict between Russia/Ukraine and Israel/Hamas has further highlighted the need for secure natural gas supply globally, particularly in Europe. Accordingly, additional investment in LNG supply will be needed to meet the resulting expected long-term LNG demand growth.
Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). The Kitimat LNG Facility is nearing completion and expected to be operational in 2024. British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which were contracted to serve several designated portions of the related pipeline construction activity. The majority of our contracted commitments associated with the Coastal GasLink Pipeline, the pipeline constructed to transport natural gas feedstock to LNGC, were completed in the fourth quarter of 2023.
McClelland Lake Lodge. We did not renew an expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which expired in June 2023, in order to support our customer’s intent to mine the land where the lodge was located. In addition, the accompanying hospitality services contract at McClelland Lake Lodge expired in July 2023; however, we continued to provide hospitality services to the customer at our other owned lodges through January 31, 2024 under a short-term take-or-pay commitment. Subsequent to this date, we have continued to provide such services at our other lodges; however, not pursuant to a take-or-pay commitment. Our assets were demobilized and completely removed from the existing site in January 2024. During the third quarter of 2023, we entered into a definitive agreement to sell our McClelland Lake Lodge assets to a U.S.-based mining project for approximately C$49 million, or US$36 million. The transaction was completed in January 2024. During the third and fourth quarters of 2023, we recognized $14.2 million in demobilization costs and received $28.2 million in cash proceeds associated with the sale. We expect to recognize the remaining demobilization costs and the proceeds of the sale in the first quarter of 2024.
U.S. Business. In the first quarter of 2023, we sold our accommodation assets in Louisiana. In addition, in the second half of 2022, we sold both our U.S. wellsite services and offshore businesses. Our remaining U.S. business supports completion activity in the Bakken. U.S. oil completion activity will continue to be impacted by oil prices, pipeline capacity, federal energy policies and availability of capital to support exploration and production completion plans.
Foreign Currency Exchange Rates. Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income in Canada and Australia. These revenues and profits/losses are translated into U.S. dollars for U.S. generally accepted accounting principles financial reporting purposes. The following tables summarize the fluctuations in the exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar:

	Year Ended December 31,
	2023	2022	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.741	$0.769	(0.028)	(3.6)%
Average Australian dollar to U.S. dollar	$0.665	$0.695	(0.030)	(4.3)%

	As of December 31,
	2023	2022	Change	Percentage
Canadian dollar to U.S. dollar	$0.756	$0.738	0.018	2.4%
Australian dollar to U.S. dollar	$0.681	$0.679	0.002	0.2%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the global economy, commodity prices, demand for crude oil, met coal, LNG and iron ore, inflation and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2024 capital expenditures will be in the range of approximately $30 million to $35 million, compared to 2023 capital expenditures of $31.6 million. Our 2023 capital expenditures included approximately $10 million related to village enhancements in Australia, for which our customer has reimbursed us, resulting in a net negligible cash flow impact in 2023 for these expenditures. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity.

See “Liquidity and Capital Resources” below for further discussion of 2024 and 2023 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the year ended December 31, 2023 is based on a comparison with the corresponding period of 2022.

Results of Operations – Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended December 31,
	2023	2022	Change

	($ in thousands)
Revenues
Canada	$352,795	$395,997	$(43,202)
Australia	336,763	278,252	58,511
Other	11,247	22,803	(11,556)
Total revenues	700,805	697,052	3,753
Costs and expenses
Cost of sales and services
Canada	277,067	293,576	(16,509)
Australia	243,011	200,944	42,067
Other	10,209	22,543	(12,334)
Total cost of sales and services	530,287	517,063	13,224
Selling, general and administrative expenses	72,605	69,962	2,643
Depreciation and amortization expense	75,142	87,214	(12,072)
Impairment expense	1,395	5,721	(4,326)
Gain on sale of McClelland Lake Lodge assets, net	(18,590)	—	(18,590)
Other operating expense	479	74	405
Total costs and expenses	661,318	680,034	(18,716)
Operating income	39,487	17,018	22,469

Interest expense, net	(13,005)	(11,435)	(1,570)
Other income	13,881	5,149	8,732
Income before income taxes	40,363	10,732	29,631
Income tax expense	(10,633)	(4,402)	(6,231)
Net income	29,730	6,330	23,400
Less: Net income (expense) attributable to noncontrolling interest	(427)	2,333	(2,760)
Net income attributable to Civeo Corporation	30,157	3,997	26,160
Less: Dividends attributable to Class A preferred shares	—	1,771	(1,771)
Net income attributable to Civeo common shareholders	$30,157	$2,226	$27,931

We reported net income attributable to Civeo for 2023 of $30.2 million, or $2.01 per diluted share. As further discussed below, net income included (i) $28.3 million of net gains associated with the sale of the McClelland Lake Lodge in Canada and (ii) a $1.4 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.

We reported net income attributable to Civeo for 2022 of $2.2 million, or $0.21 loss per diluted share. As further discussed below, net income included a $5.7 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.

Revenues. Consolidated revenues increased $3.8 million, or 1%, in 2023 compared to 2022. This increase was primarily due to (i) increased occupancy at our Civeo owned villages in the Australian Bowen Basin and Gunnedah Basin and (ii) increased activity at our integrated services villages in Western Australia. These items were partially offset by (i) decreased mobile asset activity from pipeline projects in Canada, (ii) lower billed rooms at our Canadian lodges, (iii) reduced activity in the U.S. operations due to the sale of our wellsite and offshore businesses in the second half of 2022 and (iv) a weaker Australian and Canadian dollar relative to the U.S. dollar in 2023 compared to 2022. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $13.2 million, or 3%, in 2023 compared to 2022. This increase was primarily due to (i) increased occupancy at our Civeo owned villages in the Australian

Bowen Basin and Gunnedah Basin, (ii) increased activity at our integrated services villages in Western Australia and (iii) increased operating costs due to inflationary pressures in Australia. These items were partially offset by (i) reduced activity in the U.S. operations due to the sale of our wellsite and offshore businesses in the second half of 2022, (ii) lower costs related to reduced mobile asset activity in Canada, (iii) lower billed rooms at our Canadian lodges and (iv) a weaker Australian and Canadian dollar relative to the U.S. dollar in 2023 compared to 2022. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expense increased $2.6 million, or 4%, in 2023 compared to 2022. This increase was primarily due to higher compensation expense of $2.4 million, higher information technology expense of $2.3 million and higher incentive compensation costs of $2.0 million. The increase in compensation expense was primarily due to increased staff and recruitment costs. The increase in information technology expense was related to ongoing investment in our newly implemented human capital management (HCM) system and set-up costs incurred in a cloud computing arrangement for the HCM system, which are being amortized through SG&A expense instead of depreciation and amortization expense. These items were partially offset by lower share-based compensation expense of $3.9 million and a weaker Australian and Canadian dollar relative to the U.S. dollar in 2023 compared to 2022 resulted in a $2.1 million decrease in SG&A expense. The decrease in share-based compensation expense was due to a relative decrease in our share price during 2023 compared to 2022.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $12.1 million, or 14%, in 2023 compared to 2022. The decrease was primarily due to (i) the sale of our wellsite and offshore businesses in the U.S. in the second half of 2022, (ii) certain assets becoming fully depreciated in Canada in the second quarter of 2023 and (iii) lower depreciation and amortization expense due to a weaker Australian and Canadian dollar relative to the U.S. dollar in 2023 compared to 2022. This was partially offset by the shortening of the useful lives on certain assets in Canada, including the McClelland Lake Lodge.

Impairment Expense. We recorded pre-tax impairment expense of $1.4 million in 2023 associated with long-lived assets in the U.S. We recorded pre-tax impairment expense of $5.7 million in 2022 associated with long-lived assets in the U.S. and our Australian reporting unit.

See Note 4 - Impairment Charges to the notes to the consolidated financial statements included in Item 8 of this annual report for further discussion.

Gain on Sale of McClelland Lake Lodge Assets, net. We recorded $18.6 million in 2023 related to net gains associated with the sale of the McClelland Lake Lodge. The remaining net gains related to the sale of the McClelland Lake Lodge will be recognized in the first quarter of 2024.

Operating Income. Operating income increased $22.5 million, or 132%, in 2023 compared to 2022 primarily due to a net gain on sale of McClelland Lake Lodge assets, higher activity levels in Australia and lower depreciation and amortization and impairment expenses in 2023 compared to 2022. These items were partially offset by reduced mobile asset activity in Canada and increased operating costs due to inflationary pressures in 2023 compared to 2022.

Interest (Expense) Income, net. Net interest expense increased $1.6 million, or 14%, in 2023 compared to 2022 primarily related to higher interest rates on credit facility borrowings during 2023 compared to 2022, partially offset by lower average debt levels.

Other Income. Consolidated other income increased $8.7 million, or 170%, in 2023 compared to 2022. Other income in 2023 included $9.7 million in reimbursements associated with the dismantlement of the McClelland Lake Lodge. In addition, 2023 included gains related to the sale of our Acadian Acres accommodation assets in the U.S. and a gain on the settlement of an ARO in Canada. Other income in 2022 included $4.7 million in gains on the sale of assets primarily related to our Kambalda village and undeveloped land holdings in Australia, our wellsite and offshore businesses in the U.S. and various mobile assets across Canada, Australia and the U.S.

Income Tax (Expense) Benefit.  Our income tax expense for 2023 totaled $10.6 million, or 26.3% of pretax income, compared to an expense of $4.4 million, or 41.0% of pretax income for 2022. Our effective tax rate for 2023 and 2022 was higher than the Canadian federal statutory rate of 15%, primarily due to pre-tax income in Australia being taxed at the higher Australian income tax rate of 30%. Additionally, due to the full valuation allowances maintained in both Canada and the U.S., no tax expense or benefit was recorded related to pre-tax income in Canada and the U.S. In 2023, tax expense in Canada and the U.S. was offset by a valuation allowance release of $1.7 million and $0.8 million, respectively. In 2022, tax expense in Canada was offset by a valuation allowance release of $0.6 million and the tax benefit in the U.S. was offset by an increase to the valuation allowance of $1.0 million.

Other Comprehensive Income (Loss). Other comprehensive income increased $28.0 million in 2023 compared to 2022 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 2.4% in 2023 compared to a 6.4% decrease in 2022. The Australian dollar exchange rate compared to the U.S. dollar increased 0.2% in 2023 compared to a 6.5% decrease in 2022.

Segment Results of Operations – Canadian Segment

	Year Ended December 31,
	2023	2022	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$266,926	$279,455	$(12,529)
Mobile facility rental revenue (2)	61,899	96,400	(34,501)
Food service and other services revenue (3)	23,970	20,142	3,828
Total revenues	$352,795	$395,997	$(43,202)

Cost of sales and services ($ in thousands)
Accommodation cost	$195,843	$204,592	$(8,749)
Mobile facility rental cost	49,073	60,055	(10,982)
Food service and other services cost	21,821	18,372	3,449
Indirect other cost	10,330	10,557	(227)
Total cost of sales and services	$277,067	$293,576	$(16,509)

Gross margin as a % of revenues	21.5%	25.9%	(4.4)%

Average daily rate for lodges (4)	$97	$100	$(3)

Total billed rooms for lodges (5)	2,710,784	2,759,521	(48,737)

Average Canadian dollar to U.S. dollar	$0.741	$0.769	$(0.028)

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

Our Canadian segment reported revenues in 2023 that were $43.2 million, or 11%, lower than 2022. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 3.6% in 2023 compared to 2022 resulted in a $13.9 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the revenue decrease was driven by (i) reduced mobile asset activity from pipeline projects and (ii) lower billed rooms at our lodges.

Our Canadian segment cost of sales and services decreased $16.5 million, or 6%, in 2023 compared to 2022. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 3.6% in 2023 compared to 2022 resulted in a $10.8 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the decrease in cost of sales and services was driven by lower costs related to the reduced mobile asset activity and reduced activity at certain lodges.

Our Canadian segment gross margin as a percentage of revenues decreased from 25.9% in 2022 to 21.5% in 2023. This decrease was primarily driven by reduced margins from our mobile asset activity as certain higher margin components were recognized over the initial contract terms through late 2022, with 2023 representing mobile camp activity winding down. In addition, mobile camp demobilization costs of approximately $6.5 million were incurred in the second half of 2023.

Segment Results of Operations – Australian Segment

	Year Ended December 31,
	2023	2022	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$177,834	$152,714	$25,120
Food service and other services revenue (2)	158,929	125,538	33,391
Total revenues	$336,763	$278,252	$58,511

Cost of sales ($ in thousands)
Accommodation cost	$85,461	$73,325	$12,136
Food service and other services cost	148,599	119,957	28,642
Indirect other cost	8,951	7,662	1,289
Total cost of sales and services	$243,011	$200,944	$42,067

Gross margin as a % of revenues	27.8%	27.8%	—%

Average daily rate for villages (3)	$75	$75	$—

Total billed rooms for villages (4)	2,371,763	2,024,068	347,695

Australian dollar to U.S. dollar	$0.665	$0.695	$(0.030)

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

Our Australian segment reported revenues in 2023 that were $58.5 million, or 21%, higher than 2022. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 4.3% in the 2023 compared to 2022 resulted in a $14.9 million period-over-period decrease in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen Basin and Gunnedah Basin and our integrated services villages in Western Australia.

Our Australian segment cost of sales and services increased $42.1 million, or 21%, in 2023 compared to 2022. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 4.3% in 2023 compared to 2022 resulted in a $10.8 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services was largely driven by increased occupancy at our Civeo owned villages in the Bowen Basin and Gunnedah Basin and our integrated services villages in Western Australia and increased operating costs due to inflationary pressures.

Our Australian segment gross margin as a percentage of revenues remained constant at 27.8% in both 2023 and 2022. The increased revenue contribution in 2023 from our integrated services business, which has a service only-business model and therefore generates lower overall margins than our accommodation business, had a negative impact on margins in 2023. This negative impact was offset by improved margins at Civeo owned villages in the Bowen Basin and Gunnedah Basin as a result of increased activity and improved margins in the integrated services business due to reduced costs realized from our inflation mitigation plan in the year.

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

The following summarizes our material future cash requirements at December 31, 2023, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt maturities	$65,554	$—	$65,554	$—	$—
Interest payments(1)	10,236	6,031	4,205	—	—
Purchase obligations	11,064	11,064	—	—	—
Non-cancelable lease obligations	15,713	4,563	6,531	4,065	554
Asset retirement obligations – expected cash payments	68,645	2,576	2,066	2,365	61,638
Total contractual cash obligations	$171,212	$24,234	$78,356	$6,430	$62,192

(1)Interest payments due under the Credit Agreement, which matures on September 8, 2025; based on an interest rate of 9.2% for Canadian revolver borrowings.

Our debt obligations at December 31, 2023 are reflected in our consolidated balance sheet, which is a part of our consolidated financial statements in Item 8 of this annual report. We have not entered into any material leases subsequent to December 31, 2023.

The following table summarizes our consolidated liquidity position as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Lender commitments	$200,000	$200,000
Borrowings against revolving credit capacity	(65,554)	(102,505)
Outstanding letters of credit	(1,353)	(1,365)
Unused availability	133,093	96,130
Cash and cash equivalents	3,323	7,954
Total available liquidity	$136,416	$104,084

Cash totaling $96.6 million was provided by operations during 2023 compared to $91.8 million provided by operations during 2022. During 2023 and 2022, net cash used for working capital was $1.6 million and $13.9 million, respectively. The decrease in cash used for working capital in 2023 compared to 2022 is largely due to payments received from a customer for village enhancements in Australia and other working capital changes driven by timing of receipts and payments during 2023 compared to 2022.

Cash used in investing activities during 2023 totaled $14.5 million compared to cash used in investing activities during 2022 of $8.9 million. The increase in cash used in investing activities was primarily due to higher capital expenditures. Capital expenditures totaled $31.6 million and $25.4 million during 2023 and 2022, respectively. Capital expenditures in both periods were primarily related to maintenance. In addition, our 2023 capital expenditures included approximately $10 million related to customer-funded infrastructure upgrades in Australia. We received net proceeds from the sale of property, plant and equipment of $16.7 million during 2023 primarily related to the sale of our McClelland Lake Lodge accommodation assets in Canada and Acadian Acres accommodation assets in the U.S., compared to $16.3 million during 2022 primarily related to the sale of our Kambalda village and undeveloped land holdings in Australia, unused corporate office space and various mobile assets in Canada and our wellsite and offshore businesses in the U.S.

We expect our capital expenditures for 2024 to be in the range of $30 million to $35 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts or commitments. Whether planned expenditures will actually be spent in 2024 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the transaction economics be attractive enough to us compared to the current capital allocation priorities of debt reduction and return of capital to shareholders. We continue to monitor the global economy, commodity prices, demand for crude oil, met coal, LNG and iron ore, inflation and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

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

Based on management’s judgment of capital spending classifications, we believe the following table represents the components of capital expenditures for the years ended December 31, 2023 and 2022 (in millions):

	Year Ended December 31,
	2023			2022
	Expansion	Maint	Total	Expansion	Maint	Total
Lodge/village	$12.8	$11.6	$24.4	$0.2	$19.7	$19.9
Mobile assets	1.3	—	1.3	—	1.1	1.1
Other	2.4	3.5	5.9	2.0	2.4	4.4
Total	$16.5	$15.1	$31.6	$2.2	$23.2	$25.4

Expansion lodge and village spending in 2023 was largely related to customer-funded infrastructure upgrades at three Australian villages.

Maintenance lodge and village spending in 2023 and 2022 was primarily associated with routine maintenance projects at our major properties.

Mobile asset spending in 2023 was primarily related to an asset storage yard purchased in Canada. Mobile asset spending in 2022 was primarily related to routine maintenance of our mobile assets in the U.S. and Canadian markets.

Other maintenance and expansion spending in 2023 was primarily related to miscellaneous equipment and supplies to support the day-to-day operations at our accommodation and laundry facilities and information technology infrastructure to support our business. Other maintenance and expansion spending in 2022 was primarily associated with mobilization of new sites at our integrated services business in Western Australia, purchases of miscellaneous equipment and supplies to support the day-to-day operations at our accommodation facilities and information technology infrastructure to support our business.

Cash used in financing activities during 2023 of $86.8 million was primarily due to (i) net repayments under our revolving credit facilities of $37.8 million, (ii) repayments of term loan borrowings of $29.9 million, (iii) repurchases of our common shares of $11.6 million and (iv) dividend payments of $7.4 million. Cash used in financing activities during 2022 of $79.7 million was primarily due to (i) repayments of term loan borrowings of $30.4 million, (ii) repurchases of our preferred shares and our common shares of $30.6 million and $14.2 million, respectively, (iii) net repayments under our revolving credit facilities of $3.4 million, (iv) settlement of tax obligations on vested shares under our share-based compensation plans of $1.0 million and (v) a cash dividend paid on our preferred shares in connection with the repurchase of $0.1 million.

The following table summarizes the changes in debt outstanding during 2023 (in thousands):

	Canada	Australia	Total
Balance as of December 31, 2022	$130,679	$1,358	$132,037
Borrowings under revolving credit facilities	199,247	11,337	210,584
Repayments of borrowings under revolving credit facilities	(235,670)	(12,760)	(248,430)
Repayments of term loans	(29,899)	—	(29,899)
Translation	1,197	65	1,262
Balance at December 31, 2023	$65,554	$—	$65,554

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

In August 2023, our Board authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 742,134 common shares, over a twelve month period. In addition, our Board declared quarterly dividends of $0.25 per common share to shareholders of record as of close of business on September 15, 2023 and November 27, 2023. Dividend payments of $3.7 million were made on both September 29, 2023 and December 18, 2023. The dividends are eligible dividends pursuant to the Income Tax Act (Canada). See Note 17 – Share Repurchase Programs and Dividends to the notes to the consolidated financial statements included in Item 8 of this annual report for further discussion.

Credit Agreement

As of December 31, 2023, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower, and (ii) a C$100.0 million term loan facility, which was fully repaid on December 31, 2023, in favor of Civeo.

As of December 31, 2023, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.

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

Impairment of Definite-Lived Tangible and Intangible Assets

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

Our Australia segment consists of eight villages in several regions within the country, as well as our integrated services assets and land banked assets. These properties are grouped in the following asset groups:

•Karratha – Pilbara Region, Western Australia
•Integrated services – Assets held on client owned sites in Western Australia and South Australia
•Gunnedah Basin
◦Narrabri – Gunnedah Basin, New South Wales
◦Boggabri – Gunnedah Basin, New South Wales
•Bowen Basin
◦Moranbah – Bowen Basin, Queensland

◦Dysart – Bowen Basin, Queensland
◦Nebo – Bowen Basin, Queensland
◦Coppabella – Bowen Basin, Queensland
◦Middlemount – Bowen Basin, Queensland
•Various non-operational sites acquired as part of Civeo’s land-banking strategy

In general, the villages are operated on a village by village basis, except for the villages located in the Bowen Basin (Moranbah, Dysart, Nebo, Coppabella and Middlemount) and the Gunnedah Basin (Narrabri and Boggabri). The villages in the Bowen and Gunnedah Basins contain significant levels of interdependency that allow these assets to be combined into cash generating units (asset groups). Factors such as commonality of customers, location, resource basins served and common monitoring by management result in the Bowen and Gunnedah Basins to be treated as single asset groups for the purposes of our impairment assessments. Integrated services assets provide catering and managed services to the mining industry in Western Australia and South Australia.

U.S. consists of a lodge, land and a wastewater treatment plant (WWTP). These properties are grouped in the following asset groups:

•Killdeer Lodge – North Dakota
•Acadian Acres land – Louisiana
•Killdeer WWTP – this asset group represents a WWTP in Killdeer, North Dakota, which was constructed in early 2014

Recoverability Assessment – In performing an impairment analysis, the second step is to compare each asset group’s carrying value to estimates of undiscounted future direct cash flows associated with the asset group over the remaining useful life of the asset group's primary asset. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. The estimates are consistent with those used for purposes of our goodwill impairment test.

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

See Note 4 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of impairments of definite-lived tangible and intangible assets recorded in the years ended December 31, 2023, 2022 and 2021.

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

Because of control transferring over time, the majority of our revenue is recognized based on the extent of progress towards completion of the performance obligation. At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer our customers a good or service (or bundle of goods or services) that is distinct. Our customers typically contract for hospitality services under take-or-pay contracts with terms that range from several months to multiple years. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for services provided. We typically contract our facilities to our customers on a fee per day basis where the goods and services promised include lodging and meals. To identify the performance obligations, we consider all of the goods and services promised in the context of the contract and the pattern of transfer to our customers.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2023, we had $65.6 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.7 million annually, based on our floating-rate debt obligations and interest rates in effect as of December 31, 2023.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$234 million and A$205 million, respectively, at December 31, 2023. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of December 31, 2023 would result in translation adjustments of approximately $23 million and $21 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data appear on pages 68 through 100 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8.

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

ITEM 9A. Controls and Procedures

(i)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this annual report on page 71 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the three months ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual General Meeting of Shareholders.

The Board of the Company has documented its governance practices by adopting several corporate governance policies. These governance policies, including the Company's Corporate Governance Guidelines, Corporate Code of Business Conduct and Ethics and Financial Code of Ethics for Senior Officers, as well as the charters for the committees of the Board (Audit Committee, Compensation Committee, Finance and Investment Committee and Environmental, Social, Governance and Nominating Committee) may also be viewed at the Company's website. The Financial Code of Ethics for Senior Officers applies to our principal executive officer, principal financial officer, principal accounting officer and certain other senior officers. We intend to disclose any amendments to or waivers from our Financial Code of Ethics for Senior Officers by posting such information on our website at www.civeo.com within four business days following the date of the amendment or waiver. Copies of such documents will be sent to shareholders free of charge upon written request to the corporate secretary at the address shown on the cover page of this annual report.

ITEM 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual General Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual General Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual General Meeting of Shareholders.

ITEM 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2024 Annual General Meeting of Shareholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements: Reference is made to the index set forth on page 68 of this Annual Report on Form 10-K.

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

2.2
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

3.3	Amended and Restated Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K (File No. 001-36246) filed on March 1, 2023).

4.1	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

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

10.2†
Amended and Restated 2014 Equity Participation Plan of Civeo Corporation, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4 (incorporated by reference to Appendix B to Civeo Corporation's Schedule 14A filed on March 31, 2023).

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

10.23†
First Amendment to Syndicated Facility Agreement, dated as of March 31, 2023, among Civeo Corporation, Civeo Management LLC and Civeo Pty Limited, as Borrowers, certain subsidiary guarantors of the Borrowers party thereto, the Lenders party thereto, the Issuing Banks, the Swing Line Lenders, Royal Bank of Canada, as administrative agent for the U.S. Lenders, U.S. collateral agent, administrative agent for the Canadian Lenders and Canadian collateral agent and RBC Europe Limited, as administrative agent for the Australian Lenders and Australian collateral agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-K (File No. 001-36246) filed on April 28, 2023).

10.24†
Form of Director Deferred Share Agreement (United States) (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36246).

10.25†	Form of Director Deferred Share Agreement (Canada) (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36246).

10.26†
Amendment to Executive Change of Control Severance Agreement between Civeo Corporation and Carolyn Stone, dated April 4, 2022 (incorporated herein by reference to Exhibit 10.25 to the Annual Report on Form 10-K (File No. 001-36246) filed on March 1, 2023).

10.27†
Retention Commitment Agreement between Civeo Corporation and Allan Schoening, dated July 26, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on August 1, 2022).

10.28†
Amendment to Retention Commitment Agreement, dated as of October 5, 2023, between Civeo Corporation and Allan D. Schoening (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on October 11, 2023).

21.1*	List of Significant Subsidiaries of Civeo Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

97.1*	Compensation Recoupment (Clawback) Policy.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contracts and compensatory plans and arrangements.
**	Furnished herewith.

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

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2024.

CIVEO CORPORATION

By	/s/ CAROLYN J. STONE
Carolyn J. Stone
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Signature	Title

/s/ RICHARD A. NAVARRE	Chair of the Board
Richard A. Navarre

/s/ BRADLEY J. DODSON	Director, President and Chief Executive Officer
Bradley J. Dodson	(Principal Executive Officer)

/s/ CAROLYN J. STONE	Senior Vice President, Chief Financial Officer and Treasurer
Carolyn J. Stone	(Principal Financial Officer and Accounting Officer)

/s/ C. RONALD BLANKENSHIP	Director
C. Ronald Blankenship

/s/ JAY K. GREWAL	Director
Jay K. Grewal

/s/ MARTIN A. LAMBERT	Director
Martin A. Lambert

/s/ MICHAEL MONTELONGO	Director
Michael Montelongo

/s/ CONSTANCE B. MOORE	Director
Constance B. Moore

/s/ CHARLES SZALKOWSKI	Director
Charles Szalkowski

/s/ TIMOTHY O. WALL	Director
Timothy O. Wall

CIVEO CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Civeo Corporation (“the Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Realizability of Deferred Tax Assets
Description of the Matter
As more fully described in Note 2 and Note 14 to the consolidated financial statements, at December 31, 2023, the Company had deferred tax assets related to deductible temporary differences and net loss carryforwards of $46.2 million, net of a $78.8 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management’s assessment of the realizability of its deferred tax assets was complex and involved subjectivity because the assessment process includes scheduling the use of the applicable deferred tax assets, which includes management’s judgments related to the forecasted turns of both deferred tax assets and deferred tax liabilities.

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
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on Internal Control over Financial Reporting
We have audited Civeo Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Civeo Corporation (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas
February 29, 2024

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Revenues:
Service and other	$699,006	$676,001	$575,186
Rental	737	18,316	16,033
Product	1,062	2,735	3,244
	700,805	697,052	594,463
Costs and expenses:
Service and other costs	529,741	500,513	420,579
Rental costs	176	14,975	13,960
Product costs	370	1,575	1,923
Selling, general and administrative expenses	72,605	69,962	60,600
Depreciation and amortization expense	75,142	87,214	83,101
Impairment expense	1,395	5,721	7,935
Gain on sale of McClelland Lake Lodge assets, net	(18,590)	—	—
Other operating expense	479	74	313
	661,318	680,034	588,411
Operating income	39,487	17,018	6,052

Interest expense	(13,177)	(11,474)	(12,964)
Loss on extinguishment of debt	—	—	(416)
Interest income	172	39	2
Other income	13,881	5,149	13,199
Income before income taxes	40,363	10,732	5,873
Income tax expense	(10,633)	(4,402)	(3,376)
Net income	29,730	6,330	2,497
Less: Net income (loss) attributable to noncontrolling interest	(427)	2,333	1,147
Net income attributable to Civeo Corporation	30,157	3,997	1,350
Less: Dividends attributable to Class A preferred shares	—	1,771	1,925
Net income (loss) attributable to Civeo common shareholders	$30,157	$2,226	$(575)

Per Share Data (see Note 6)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$2.02	$(0.21)	$(0.04)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$2.01	$(0.21)	$(0.04)

Weighted average number of common shares outstanding:
Basic	14,906	14,002	14,232
Diluted	15,013	14,002	14,232

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2023	2022	2021

Net income	$29,730	$6,330	$2,497

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	4,532	(23,486)	(12,936)
Total other comprehensive income (loss), net of taxes	4,532	(23,486)	(12,936)

Comprehensive income (loss)	34,262	(17,156)	(10,439)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(367)	2,151	1,105
Comprehensive income (loss) attributable to Civeo Corporation	$34,629	$(19,307)	$(11,544)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	DECEMBER 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$3,323	$7,954
Accounts receivable, net	143,222	119,755
Inventories	6,982	6,907
Prepaid expenses	8,439	7,199
Other current assets	7,407	3,081
Assets held for sale	5,873	8,653
Total current assets	175,246	153,549

Property, plant and equipment, net	270,563	301,890
Goodwill	7,690	7,672
Other intangible assets, net	77,999	81,747
Operating lease right-of-use assets	12,286	15,722
Other noncurrent assets	4,278	5,604
Total assets	$548,062	$566,184

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$58,699	$51,087
Accrued liabilities	40,523	39,211
Income taxes	3,831	178
Current portion of long-term debt	—	28,448
Deferred revenue	4,849	991
Other current liabilities	6,334	8,342
Total current liabilities	114,236	128,257

Long-term debt, less current maturities	65,554	102,505
Deferred income taxes	11,803	4,778
Operating lease liabilities	9,264	12,771
Other noncurrent liabilities	24,167	14,172
Total liabilities	225,024	262,483

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred shares (Class A Series 1)	—	—
Common shares (no par value; 46,000,000 shares authorized, 15,046,756 shares and 15,584,176 shares issued, respectively, and 14,680,081 shares and 15,217,501 shares outstanding, respectively)	—	—
Additional paid-in capital	1,628,972	1,624,512
Accumulated deficit	(919,023)	(930,123)
Common shares held in treasury at cost, 366,675 and 366,675 shares, respectively	(9,063)	(9,063)
Accumulated other comprehensive loss	(380,715)	(385,187)
Total Civeo Corporation shareholders’ equity	320,171	300,139
Noncontrolling interest	2,867	3,562
Total shareholders’ equity	323,038	303,701
Total liabilities and shareholders’ equity	$548,062	$566,184

 The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
		Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2020	$60,016	$—	$1,578,315	$(907,727)	$(6,930)	$(348,989)	$672	$375,357
Net income	—	—	—	1,350	—	—	1,147	2,497
Currency translation adjustment	—	—	—	—	—	(12,894)	(42)	(12,936)
Dividends paid	—	—	—	—	—	—	(165)	(165)
Paid-in-kind dividends attributable to Class A preferred shares	1,925	—	—	(1,925)	—	—	—	—
Common shares repurchases	—	—	—	(4,649)	—	—	—	(4,649)
Share-based compensation	—	—	4,127	—	(1,120)	—	—	3,007
Balance, December 31, 2021	$61,941	$—	$1,582,442	$(912,951)	$(8,050)	$(361,883)	$1,612	$363,111
Net income	—	—	—	3,997	—	—	2,333	6,330
Currency translation adjustment	—	—	—	—	—	(23,304)	(182)	(23,486)
Dividends paid	—	—	—	(65)	—	—	(201)	(266)
Paid-in-kind dividends attributable to Class A preferred shares	1,706	—	—	(1,706)	—	—	—	—
Preferred shares repurchased	(25,364)	—	—	(5,189)	—	—	—	(30,553)
Preferred shares converted to common shares	(38,283)	—	38,283	—	—	—	—	—
Common shares repurchases	—	—	—	(14,209)	—	—	—	(14,209)
Share-based compensation	—	—	3,787	—	(1,013)	—	—	2,774
Balance, December 31, 2022	$—	$—	$1,624,512	$(930,123)	$(9,063)	$(385,187)	$3,562	$303,701
Net income (loss)	—	—	—	30,157	—	—	(427)	29,730
Currency translation adjustment	—	—	—	—	—	4,472	60	4,532
Dividends paid	—	—	—	(7,423)	—	—	(328)	(7,751)
Common shares repurchased	—	—	—	(11,634)	—	—	—	(11,634)
Share-based compensation	—	—	4,460	—	—	—	—	4,460
Balance, December 31, 2023	$—	$—	$1,628,972	$(919,023)	$(9,063)	$(380,715)	$2,867	$323,038

	Preferred Shares	Common Shares (in thousands)
Balance, December 31, 2020	9,042	14,215
Share-based compensation	—	113
Shares repurchased	—	(217)
Balance, December 31, 2021	9,042	14,111
Share-based compensation	—	100
Shares repurchased	(3,617)	(498)
Preferred shares converted to common shares	(5,425)	1,505
Balance, December 31, 2022	—	15,218
Share-based compensation	—	26
Shares repurchased	—	(564)
Balance, December 31, 2023	—	14,680

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$29,730	$6,330	$2,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,142	87,214	83,101
Impairment charges	1,395	5,721	7,935
Loss on extinguishment of debt	—	—	416
Deferred income tax expense	6,806	4,177	3,070
Non-cash compensation charge	4,460	3,787	4,127
Gain on disposals of assets	(21,196)	(4,917)	(6,188)
Provision for credit losses, net of recoveries	135	162	141
Other, net	1,660	3,223	2,200
Changes in operating assets and liabilities:
Accounts receivable	(22,311)	(14,447)	(28,131)
Inventories	5	(1,845)	(526)
Accounts payable and accrued liabilities	7,438	12,323	15,435
Taxes payable	3,576	5	(28)
Other current assets and liabilities, net	9,725	(9,960)	4,485
Net cash flows provided by operating activities	96,565	91,773	88,534

Cash flows from investing activities:
Capital expenditures	(31,633)	(25,421)	(15,571)
Proceeds from disposition of property, plant and equipment	16,740	16,286	14,306
Other, net	372	190	559
Net cash flows used in investing activities	(14,521)	(8,945)	(706)

Cash flows from financing activities:
Revolving credit borrowings	210,584	289,705	397,952
Revolving credit repayments	(248,430)	(293,079)	(348,795)
Term loan repayments	(29,899)	(30,442)	(125,483)
Dividends paid	(7,423)	—	—
Debt issuance costs	—	—	(4,412)
Repurchases of common shares	(11,634)	(14,209)	(4,649)
Repurchases of preferred shares	—	(30,553)	—
Other, net	—	(1,078)	(1,120)
Net cash flows used in financing activities	(86,802)	(79,656)	(86,507)

Effect of exchange rate changes on cash	127	(1,500)	(1,194)
Net change in cash and cash equivalents	(4,631)	1,672	127
Cash and cash equivalents, beginning of period	7,954	6,282	6,155

Cash and cash equivalents, end of period	$3,323	$7,954	$6,282

Non-cash investing activities:
Capital expenditure additions accrued at end of period	510	511	575

Non-cash financing activities:
Preferred dividends paid-in-kind	—	1,706	1,925

The accompanying notes are an integral part of these financial statements.

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We provide a suite of hospitality services for our guests in the natural resources industry, including lodging, catering and food service, housekeeping and maintenance at accommodation facilities that we or our customers own. In many cases, we provide services that support the day-to-day operations of these facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also manage development activities for workforce accommodation facilities, including site selection, permitting, engineering and design, manufacturing management and site construction, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active oil, metallurgical (met) coal, liquefied natural gas (LNG) and iron ore producing regions, and our customers include major and independent oil companies, mining companies, engineering companies and oilfield and mining service companies. We operate in two principal reportable business segments – Canada and Australia.

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

Inventories

Inventories consist of raw materials and supplies and materials for the operation of remote accommodation facilities. Inventories also include food, raw materials, labor, subcontractor charges and catering and other supplies needed for operation of our facilities. Inventories are carried at the lower of cost or net realizable value. The cost of inventories is determined on an average cost or specific-identification method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost or at estimated fair market value at acquisition date if acquired in a business combination, and depreciation is computed, for assets owned or recorded under capital lease, using the straight-line method, after allowing for salvage value where applicable, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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

In performing this analysis, asset groups are reviewed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For each asset group, we compare its carrying value to estimates of undiscounted future cash flows. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. The estimates are consistent with those used for purposes of our goodwill impairment test, as further discussed in Goodwill and Other Intangible Assets, below. Based on the assessment, if the carrying values of certain of our asset groups are determined to not be recoverable, we proceed to the next step. In this step, we compare the fair value of the respective asset group to its carrying value. The fair value of the asset groups are based on prices of similar assets, if available, or discounted future cash flows. Our estimate of the fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the asset groups’ operations in the future.

See Note 4 – Impairment Charges for a discussion of impairment charges we recognized in 2023, 2022 and 2021 related to our long-lived assets.

Goodwill and Other Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. All of our goodwill as of December 31, 2023 was included in our Australia reporting unit.

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

When performing our annual assessment on November 30, 2023, 2022 and 2021, we performed a qualitative assessment related to goodwill at our Australia reporting unit. Qualitative factors that we considered as part of our assessment included industry and market conditions, macroeconomic conditions and the financial performance of our Australian business. We also noted that, based on the interim quantitative testing performed as of March 31, 2020, the estimated fair value of the Australia reporting unit exceeded its carrying value by more than 125%. After assessing these events and circumstances, we determined that, as of November 30, 2023, it was more likely than not that the fair value of the Australia reporting unit was greater than its carrying value.

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

Income Approach - This valuation approach derives a present value of the reporting unit’s projected future annual cash flows over the next five years with a terminal value assumption. We use a variety of underlying assumptions to estimate these future cash flows, including assumptions relating to future economic market conditions, rates, occupancy levels, costs and expenses and capital expenditures. These assumptions can vary by each reporting unit depending on market conditions. In addition, a terminal value is estimated, using a Gordon Growth methodology. We discount our projected cash flows using a long-term weighted average cost of capital based on our estimate of investment returns that would be required by a market participant.

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

See Note 9 – Goodwill and Other Intangible Assets for further information.

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from consolidated balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive income within shareholders’ equity and represent substantially all of the balances within accumulated other comprehensive income. Remeasurements of intercompany loans denominated in a different currency than the functional currency of the entity that are of a long-term investment nature are recognized as other comprehensive income within shareholders’ equity. Gains and losses resulting from consolidated balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany loans that are of a long-term investment nature, are included in the consolidated statements of operations as incurred. For the years ended December 31, 2023, 2022, and 2021, we recognized approximately $0.5 million, $0.1 million and $0.3 million in foreign currency losses, respectively.

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

Because of control transferring over time, the majority of our revenue is recognized based on the extent of progress towards completion of the performance obligation. At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer our customers a good or service (or bundle of goods or services) that is distinct. Our customers typically contract for hospitality services under take-or-pay contracts with terms that range from several months to multiple years. Our contract terms generally provide for a rental rate for a reserved room and an occupied room rate that compensates us for services provided. We typically contract our facilities to our customers on a fee per day basis where the goods and services promised include lodging and meals. To identify the performance obligations, we consider all of the goods and services promised in the context of the contract and the pattern of transfer to our customers.

Revenues exclude taxes assessed based on revenues such as sales or value added taxes.

Cost of services includes labor, food, utility costs, cleaning supplies and other costs of operating our accommodations facilities. Cost of goods sold includes all direct material and labor costs and those costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

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

Receivables and Concentration of Credit Risk

Based on the nature of our customer base, we do not believe that we have any significant concentrations of credit risk other than our concentration in the Canadian oil sands and Australian mining industries. We evaluate the credit-worthiness of our significant, new and existing customers’ financial condition and, generally, we do not require collateral from our customers. For the year ended December 31, 2023, each of Suncor Energy and Fortescue Metals Group Ltd. accounted for more than 10% of our revenues. For the year ended December 31, 2022, each of Suncor Energy, Imperial Oil and Fortescue Metals Group Ltd. accounted for more than 10% of our revenues. For the year ended December 31, 2021, each of Suncor Energy, Imperial Oil and Fortescue Metals Group Ltd. accounted for more than 10% of our revenues.

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

Share-Based Compensation

We sponsor an equity participation plan in which certain of our key employees and non-employee directors participate. We measure the cost of service-based equity awards (typically restricted share awards and deferred share awards) based on the grant-date fair value of the award. The grant-date fair value is calculated based on our share price on the grant-date. The resulting cost is recognized over the period during which an employee or non-employee director is required to provide service in exchange for the awards, usually the vesting period.

We also grant performance share awards. For awards granted in 2023 and 2022, awards are earned in amounts between 0% and 200% of the participant’s target performance share award, based on (i) the payout percentage associated with Civeo’s relative total shareholder return (TSR) rank among a peer group of other companies and (ii) the payout percentage associated with Civeo's cumulative operating cash flow over the performance period relative to a preset target. Awards granted in 2021 are earned in amounts between 0% and 200% of the participant’s target performance share award, based on (i) the payout percentage associated with Civeo’s relative TSR rank among a peer group of other companies and (ii) the payout percentage associated with Civeo's cumulative free cash flow over the performance period relative to a preset target. The fair value of the TSR portion of each performance share is estimated using option-pricing models at the grant date. The fair value of the operating cash flow and free cash flow portion of each performance share is based on the closing market price of our common shares on the date of grant and adjusted throughout the performance period based on our estimate of the most probable outcome of such performance conditions. The resulting costs for each portion of the award are recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

Additionally, we grant phantom share units. All of the awards vest in equal annual installments and are accounted for as a liability based on the fair value of our share price. Participants granted phantom share units are entitled to a lump sum cash payment equal to the fair market value of a common share on the vesting date. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

Guarantees

Substantially all of our Canadian and United States (U.S.) subsidiaries are guarantors under our Credit Agreement. See Note 11 – Debt for further discussion.

During the ordinary course of business, we also provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. As of December 31, 2023, the maximum potential amount of future payments that we could be required to make under these guarantee agreements (including letters of credit) was approximately $1.9 million. We have not recorded any liability in connection with these guarantee arrangements. We do not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Examples of a few such estimates include estimates of the amount and timing of costs to be incurred for AROs, any valuation allowance recorded on net deferred tax assets, long-lived asset and goodwill impairments and allowance for credit losses. Actual results could materially differ from those estimates.

Accounting for Contingencies

We have contingent liabilities and future claims for which we have made estimates of the amount of the eventual cost to liquidate these liabilities or claims. We make an assessment of our exposure and record a provision in our accounts to cover an expected loss when we believe a loss is probable and the amount of the loss can be reasonably estimated. These liabilities and claims sometimes involve threatened or actual litigation where damages have been quantified. Other claims or liabilities have been estimated based on their fair value or our experience in these matters and, when appropriate, the advice of outside counsel or other outside experts. Upon the ultimate resolution of these uncertainties, our future reported financial results will be impacted by the difference between our estimates and the actual amounts paid to settle a liability. Examples of areas where we have made important estimates of future liabilities include litigation, insurance claims, contract claims and obligations.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB), which are adopted by us as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards or other guidance updates, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on our disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

3.REVENUE

The following table disaggregates our revenue by our two reportable segments (Canada and Australia) into major categories for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Canada
Accommodation revenues	$266,926	$279,455	$239,526
Mobile facility rental revenues	61,899	96,400	62,856
Food service and other services revenues	23,970	20,142	18,996
Total Canada revenues	352,795	395,997	321,378

Australia
Accommodation revenues	$177,834	$152,714	$145,335
Food service and other services revenues	158,929	125,538	105,739
Total Australia revenues	336,763	278,252	251,074

Other
Other revenues	$11,247	$22,803	$22,011
Total other revenues	11,247	22,803	22,011

Total revenues	$700,805	$697,052	$594,463

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of December 31, 2023, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2024	2025	2026	Thereafter	Total
Revenue expected to be recognized as of December 31, 2023	$166,047	$126,082	$95,196	$295,371	$682,696

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

4.IMPAIRMENT CHARGES

2023 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2023, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	U.S.	Total
Quarter ended December 31, 2023
Long-lived assets	$1,395	$1,395
Total	$1,395	$1,395

Quarter ended December 31, 2023. During the fourth quarter of 2023, we recorded impairment expense of $1.4 million, related to land located in our U.S. market. The land was written down to its estimated fair value (less costs to sell) of $5.9 million.

2022 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2022, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Australia	U.S.	Total
Quarter ended December 31, 2022
Long-lived assets	$3,808	$1,913	$5,721
Total	$3,808	$1,913	$5,721

Quarter ended December 31, 2022. During the fourth quarter of 2022, we recorded impairment expense of $3.8 million, related to fixed assets in a village located in Western Australia. At December 31, 2022, we identified an impairment trigger due to an expiring contract that was not renewed. Accordingly, the assets were written down to their estimated fair value of $1.8 million. In addition, we recorded impairment expense of $1.9 million, related to fixed assets in a lodge located in our U.S. market. The lodge was written down to its estimated fair value (less costs to sell) of $7.7 million.

2021 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2021, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Australia	Total
Quarter ended June 30, 2021
Long-lived assets	$7,935	$7,935
Total	$7,935	$7,935

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

As of December 31, 2023 and 2022, we believe the carrying value of our floating-rate debt outstanding under our term loans and revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate term loan and revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans. In addition, the estimated fair value of our assets held for sale is based upon Level 2 fair value measurements, which include appraisals, broker price opinions and previous negotiations with third parties.

During the fourth quarter of 2023 and 2022 and the second quarter of 2021, we wrote down certain long-lived assets to fair value. During the fourth quarter of 2023 and 2022, our estimate of fair value of a property in the U.S. was based on broker price opinions or appraisals from third parties, which referenced available market information, such as listing agreements, offers, and pending and closed sales. During the second quarter of 2021 and the fourth quarter of 2022, our estimate of fair value in Australia for assets that were impaired was based on appraisals from third parties.

See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

6.EARNINGS PER SHARE

For the year ended December 31, 2023, we calculated our basic earnings per share by dividing net income (loss) attributable to common shareholders, before allocation of earnings to participating earnings by the weighted average number of common shares outstanding. For diluted earnings per share, the basic shares outstanding are adjusted by adding all potentially dilutive securities.

For the years ended December 31 2022 and 2021, a period during which we had participating securities in the form of Class A preferred shares, we used the two-class method to calculate basic and diluted earnings per share. The two-class method requires a proportional share of net income to be allocated between common shares and participating securities. The proportional share to be allocated to participating securities is determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities.

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

On October 30, 2022, we repurchased 3,617 Series A preferred shares from the holders for approximately $30.6 million. The repurchase premium of $5.2 million was treated as a reduction to the numerator of net income (loss) attributable to Civeo common shareholders utilized in the calculation of earnings per share for the year ended December 31, 2022.

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	2023	2022	2021
Numerator:
Net income attributable to Civeo common shareholders, before allocation of earnings to participating securities	$30,157	$2,226	$(575)
Less: premium paid for repurchase of preferred shares	—	(5,189)	—
Less: income allocated to participating securities	—	—	—
Net income (loss) attributable to Civeo Corporation common shareholders, after allocation of earnings to participating securities	$30,157	$(2,963)	$(575)
Add: undistributed income attributable to participating securities	—	—	—
Less: undistributed income reallocated to participating securities	—	—	—
Diluted net income (loss) attributable to Civeo Corporation common shareholders, after reallocation adjustment for participating securities	$30,157	$(2,963)	$(575)

Denominator:
Weighted average shares outstanding - basic	14,906	14,002	14,232
Dilutive shares - share-based awards	107	—	—
Weighted average shares outstanding - diluted	15,013	14,002	14,232

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$2.02	$(0.21)	$(0.04)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$2.01	$(0.21)	$(0.04)
(1)Computations may reflect rounding adjustments.

The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the years ended December 31, 2023, 2022 and 2021 (in millions of shares):

	2023	2022	2021
Share-based awards (1)	—	0.2	0.2
Preferred shares	—	2,240	2,461
(1)Share-based awards for the year ended December 31, 2023 totaled fewer than 0.1 million shares.

7.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at December 31, 2023 and 2022 is presented below (in thousands):

	December 31, 2023	December 31, 2022
Accounts receivable, net:
Trade	$93,527	$65,563
Unbilled revenue	46,331	52,547
Other	3,563	1,944
Total accounts receivable	143,421	120,054
Allowance for credit losses	(199)	(299)
Total accounts receivable, net	$143,222	$119,755

	December 31, 2023	December 31, 2022
Inventories:
Finished goods and purchased products	$5,648	$5,538
Raw materials	1,334	1,369
Total inventories	$6,982	$6,907

	Estimated Useful Life (in years)	December 31, 2023	December 31, 2022
Property, plant and equipment, net:
Land		$27,988	$25,528
Accommodations assets	3-15	1,378,408	1,464,476
Buildings and leasehold improvements	7-20	14,603	15,516
Machinery and equipment	4-7	13,255	11,775
Office furniture and equipment	3-7	67,248	62,725
Vehicles	3-5	10,025	8,411
Construction in progress		12,087	1,771
Total property, plant and equipment		1,523,614	1,590,202
Accumulated depreciation		(1,253,051)	(1,288,312)
Total property, plant and equipment, net		$270,563	$301,890

	December 31, 2023	December 31, 2022
Accrued liabilities:
Accrued compensation	$33,854	$34,358
Accrued taxes, other than income taxes	3,997	2,873
Other	2,672	1,980
Total accrued liabilities	$40,523	$39,211

	December 31, 2023	December 31, 2022
Contract liabilities (Deferred revenue):
Current contract liabilities (1)	$4,849	$991
Noncurrent contract liabilities (1)	8,068	—
Total contract liabilities (Deferred revenue)	$12,917	$991

(1)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our consolidated balance sheets.

Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The increase in deferred revenue from December 31, 2022 to December 31, 2023 was due to payments received from a customer for village enhancements in Australia and a payment received from a customer related to an asset transportation contract, which will all be recognized over the contracted terms.

8.ASSETS HELD FOR SALE

As of December 31, 2023, assets held for sale included certain assets in the U.S. These assets were recorded at the estimated fair value less costs to sell, which exceeded or equaled their carry values. During the first quarter of 2023, we sold the accommodation assets in Louisiana. The land at this location remains in assets held for sale as of December 31, 2023.

During the third quarter of 2023, we entered into a definitive agreement to sell our McClelland Lake Lodge assets for approximately C$49 million, or US$36 million. The related assets had no remaining carrying value. During the year ended December 31, 2023, we recognized $14.2 million in demobilization costs and received $28.2 million in cash proceeds associated with the sale. We expect to recognize the remaining demobilization costs and the proceeds of the sale in the first quarter of 2024.

As of December 31, 2022, assets held for sale included certain assets in our Canadian business segment and the U.S. These assets were recorded at the estimated fair value less costs to sell, which exceeded their carrying values.

The following table summarizes the carrying amount as of December 31, 2023 and 2022 of the assets classified as held for sale (in thousands):

	December 31, 2023	December 31, 2022
Assets held for sale:
Property, plant and equipment, net	$5,873	$8,653
Total assets held for sale	$5,873	$8,653

9.GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill (all of which is in our Australia segment) from December 31, 2021 to December 31, 2023 are as follows (in thousands):

Total
Goodwill as of December 31, 2021	$8,204
Foreign currency translation	(532)
Goodwill as of December 31, 2022	$7,672
Foreign currency translation	18
Goodwill as of December 31, 2023	$7,690

The following table presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of December 31, 2023 and 2022 (in thousands):

	December 31,		December 31,
	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Customer relationships	$40,728	$(40,728)	$40,656	$(40,656)
Trade name	3,363	(3,363)	3,324	(3,324)
Contracts / agreements	143,725	(65,754)	149,356	(67,637)
Total amortizable intangible assets	$187,816	$(109,845)	$193,336	$(111,617)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Licenses	28	—	28	—
Total indefinite-lived intangible assets	28	—	28	—
Total intangible assets	$187,844	$(109,845)	$193,364	$(111,617)

The weighted average remaining amortization period for all intangible assets, other than indefinite-lived intangibles, was 14.1 years as of December 31, 2023 and 15.0 years as of December 31, 2022. Amortization expense was $5.8 million, $5.9 million and $6.0 million in the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the estimated remaining amortization of our amortizable intangible assets was as follows (in thousands):

Year Ending December 31,
2024	$5,616
2025	5,616
2026	5,616
2027	5,616
2028	5,616
Thereafter	49,891
Total	$77,971

10.LEASES

We have operating and finance leases covering certain land locations and various office facilities and equipment in our two reportable business segments. Our leases have remaining lease terms of one year to seven years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 90 days. In addition, we do not recognize right-of-use assets or lease liabilities for leases with terms shorter than twelve months.

The components of lease expense were $4.2 million, $5.0 million and $5.9 million under operating leases for the years ended December 31, 2023, 2022 and 2021, respectively. The components of lease expense were $0.2 million, $0.0 million and $0.0 million under finance leases for the years ended December 31, 2023, 2022 and 2021, respectively. Included in the measurement of lease liabilities, we paid $4.6 million and $0.1 million in cash related to operating leases and finance leases during the year ended December 31, 2023, respectively. Right-of-use assets obtained in exchange for new lease obligations during the year ended December 31, 2023 were $0.6 million.

Supplemental balance sheet information related to leases were as follows (in thousands):

	December 31, 2023	December 31, 2022
Operating leases
Operating lease right-of-use assets	$12,286	$15,722

Other current liabilities	$3,594	$3,792
Operating lease liabilities	9,264	12,771
Total operating lease liabilities	$12,858	$16,563

Finance leases
Other noncurrent assets	$760	$—

Other current liabilities	$164	$—
Other noncurrent liabilities	613	—
Total finance lease liabilities	$777	$—

Weighted average remaining lease term
Operating leases	4.1 years	4.8 years
Finance leases	4.3 years	—
Weighted average discount rate
Operating leases	5.5%	5.4%
Finance leases	6.6%	—%

Maturities of lease liabilities at December 31, 2023, were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases	Total
2024	$4,341	$222	$4,563
2025	3,366	222	3,588
2026	2,721	222	2,943
2027	2,548	216	2,764
2028	1,238	63	1,301
Thereafter	554	—	554
Total lease payments	14,768	945	15,713
Less imputed interest	1,910	168	2,078
Total	$12,858	$777	$13,635

11.DEBT

As of December 31, 2023 and 2022, long-term debt consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Canadian term loan; weighted average interest rate of 8.2% for the twelve-month period ended December 31, 2023	$—	$29,532
U.S. revolving credit facility; weighted average interest rate of 10.2% for the twelve-month period ended December 31, 2023	—	—
Canadian revolving credit facility; weighted average interest rate of 8.3% for the twelve-month period ended December 31, 2023	65,554	101,147
Australian revolving credit facility; weighted average interest rate of 6.8% for the twelve-month period ended December 31, 2023	—	1,358
	65,554	132,037
Less: Unamortized debt issuance costs	—	1,084
Total debt	65,554	130,953
Less: Current portion of long-term debt, including unamortized debt issuance costs, net	—	28,448
Long-term debt, less current maturities	$65,554	$102,505

Scheduled maturities of long-term debt as of December 31, 2023 are as follows (in thousands):

Year Ending December 31,
2024	$—
2025	65,554
$65,554

Credit Agreement

As of December 31, 2023, our Credit Agreement (as then amended to date, the Credit Agreement) provided for: (i) a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower; and (ii) a C$100.0 million term loan facility, which was fully repaid, on December 31, 2023 in favor of Civeo.

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

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) specified acquisitions; (iv) certain restrictive agreements; (v) transactions with affiliates; and (vi) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and a maximum net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio less than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of December 31, 2023.

Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of December 31, 2023, we had seven lenders that were parties to the Credit Agreement, with total revolving commitments ranging from $16.1 million to $37.1 million. As of December 31, 2023, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $1.1 million under the Canadian facility. We also had outstanding bank guarantees of A$0.8 million under the Australian facility.

12.ASSET RETIREMENT OBLIGATIONS

AROs at December 31, 2023 and 2022 were (in thousands):

	2023	2022
Asset retirement obligations	$16,215	$18,113
Less: Asset retirement obligations due within one year (1)	2,576	4,550
Long-term asset retirement obligations	$13,639	$13,563

(1)	Classified as a current liability on the consolidated balance sheets, under the caption “Other current liabilities.” Balance at December 31, 2023 related to remediation work planned for 2024.

Total accretion expense related to AROs was $1.1 million, $1.8 million and $1.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.

During the years ended December 31, 2023, 2022 and 2021, our ARO changed as follows (in thousands):

	2023	2022	2021
Balance as of January 1	$18,113	$13,745	$14,993
Accretion of discount	1,104	1,830	1,429
Change in estimates of existing obligations	1,366	4,138	(763)
Settlement of obligations	(4,756)	(455)	(1,943)
Foreign currency translation	388	(1,145)	29
Balance as of December 31	$16,215	$18,113	$13,745

13.RETIREMENT PLANS

We sponsor various defined contribution plans. Participation in these plans is available to substantially all employees. A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will generally have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized as an employee benefit expense in profit or loss in the periods during which services are rendered by employees. We recognized expense of $10.2 million, $8.2 million and $7.6 million related to matching contributions under our various defined contribution plans during the years ended December 31, 2023, 2022 and 2021, respectively.

Canadian Retirement Savings Plan

We offer a defined contribution retirement plan to our Canadian employees. In Canada, we contribute, on a matched basis, an amount up to 5% of each Canadian based, salaried employee’s earnings (base salary plus annual incentive compensation) to the legislated maximum for a Deferred Profit Sharing Plan (DPSP). The maximum for 2023 was C$15,780. DPSP is a form of defined contribution retirement savings plan governed by Canadian federal tax legislation which provides for the deferral of tax on deposits and investment returns until removed from the plan to support retirement income. Employer contributions vest upon the completion of two years of service. Employee contributions are required in order to be eligible for the DPSP employer matching. Maximum employer matching (5% noted above) is attained with 6% employee contribution which would go into a Group Registered Retirement Savings Plan. The two plans work in tandem. Contributions to the “Retirement Savings Plan” for Canadian employees are subject to the annual maximum total registered savings limit of C$30,780 in 2023 as set out in the Canadian Tax Act.

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

Income tax expense (benefit). Pre-tax income (loss) for the years ended December 31, 2023, 2022 and 2021 consisted of the following (in thousands):

	2023	2022	2021
Canada operations	$5,524	$3,040	$2,498
Foreign operations	34,839	7,692	3,375
Total	$40,363	$10,732	$5,873

The components of the income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 consisted of the following (in thousands):

	2023	2022	2021
Current:
Canada	$142	$31	$141
Foreign	3,685	194	165
Total	$3,827	$225	$306

Deferred:
Canada	$—	$—	$—
Foreign	6,806	4,177	3,070
Total	$6,806	$4,177	$3,070

Net income tax expense (benefit)	$10,633	$4,402	$3,376

The net income tax expense (benefit) differs from an amount computed at Canadian statutory rates as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023		2022		2021
Canadian federal tax benefit at statutory rates	$6,054	15.0%	$1,610	15.0%	$779	13.3%
Canadian provincial income tax	497	1.2%	282	2.6%	215	3.7%
Effect of foreign income tax, net	5,481	13.6%	1,809	16.9%	1,189	20.2%
Valuation allowance	(2,556)	(6.3)%	153	1.4%	1,028	17.5%
Noncontrolling interest	125	0.3%	(562)	(5.2)%	—	—%
Non-deductible compensation	1,009	2.5%	808	7.5%	526	9.0%
Unrealized intercompany foreign currency translation gain	(148)	(0.4)%	(250)	(2.3)%	(708)	(12.1)%
Deemed income from foreign subsidiaries	322	0.8%	331	3.1%	297	5.1%
Other, net	(151)	(0.4)%	221	2.0%	50	0.8%
Net income tax expense (benefit)	$10,633	26.3%	$4,402	41.0%	$3,376	57.5%

Deferred Tax Liabilities and Assets. The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Net operating loss	$54,274	$75,326
Employee benefits	1,796	2,810
Deductible goodwill and other intangibles	48,201	48,432
Land	3,461	3,159
Other reserves	7,890	7,439
Deferred revenue	2,381	—
Operating lease liabilities	3,199	4,133
Capital losses	2,036	1,930
Other	1,770	2,303
Deferred tax assets	125,008	145,532
Valuation allowance	(78,769)	(82,905)
Deferred tax assets, net	$46,239	$62,627
Deferred tax liabilities:
Intangibles	$(18,949)	$(20,098)
Depreciation	(36,048)	(43,394)
Operating lease right-of-use assets	(3,045)	(3,913)
Deferred tax liabilities	(58,042)	(67,405)
Net deferred tax liabilities, net	$(11,803)	$(4,778)

At December 31, 2023 and 2022, we had no undistributed earnings of foreign subsidiaries that would be subject to income tax upon distribution to Canada from a foreign subsidiary. As such, as of December 31, 2023 and 2022, we did not provide for deferred taxes on any such earnings of our foreign subsidiaries.

NOL Carryforwards. The following table summarizes net operating loss (NOL) carryforwards at December 31, 2023 (in thousands):

	Amount	Expiration Period
Net operating loss carryforwards:
Canada – Federal and provincial	$144,242	Begins to expire in 2035
U.S. – Federal	34,028	Begins to expire in 2036
U.S. – Federal	30,655	Does not expire
U.S. – State, tax effected	6,073	Begins to expire in 2024

Change in Valuation Allowance. Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future.

Changes in our valuation allowance for the years ended December 31, 2023 and 2022 are as follows (in thousands):

Balance as of December 31, 2021	$(85,351)
Change in income tax provision	(153)
Other change	(1,178)
Foreign currency translation	3,777
Balance as of December 31, 2022	(82,905)
Change in income tax provision	2,556
Other change	1,767
Foreign currency translation	(187)
Balance as of December 31, 2023	$(78,769)

As of each reporting date, management considers new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of December 31, 2023, management determined that there is not sufficient evidence to conclude that it is more likely than not that the Canadian and U.S. net deferred tax assets are realizable, therefore we have maintained the valuation allowance in both of these jurisdictions. As of December 31, 2023, management determined that there is not sufficient evidence to conclude that it is more likely than not that the Australia deferred tax assets related to certain capital assets are realizable, therefore we have maintained a partial valuation allowance in Australia.

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

Our Canadian federal tax returns subsequent to 2018 are subject to audit by the Canada Revenue Agency. Our Australian subsidiary’s federal income tax returns subsequent to 2018 are open for review by the Australian Taxation Office. Our U.S. subsidiary’s federal tax returns subsequent to 2019 are subject to audit by the U.S. Internal Revenue Service.

The total amount of unrecognized tax benefits as of December 31, 2023, 2022 and 2021 was zero. Unrecognized tax benefits, if recognized, would affect the effective tax rate. We accrue interest and penalties, if applicable, related to unrecognized tax benefits as a component of our provision for income taxes. As of December 31, 2023, 2022 and 2021, we had accrued zero of interest expense and penalties.

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

During the years ended December 31, 2022 and 2021, we recognized preferred dividends on the Series A preferred shares as follows (in thousands):

	2022	2021
In-kind dividends	$1,706	$1,925
Cash dividend on repurchased preferred shares	65	—
Total preferred dividends	$1,771	$1,925

The Board of Directors (Board) elected to pay the dividends beginning June 30, 2018 through December 12, 2022 through an increase in the liquidation preference rather than in cash. The paid-in-kind dividend of $1.7 million and $1.9 million is included in Preferred dividends on the accompanying consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. On December 13, 2022, the holders of the Series A preferred shares converted all outstanding Series A preferred shares into common shares. Following such conversion, no further dividends were required to be paid.

17. SHARE REPURCHASE PROGRAMS AND DIVIDENDS

Share Repurchase Programs

In August 2023, 2022 and 2021, our Board authorized common share repurchase programs to repurchase up to 5.0% of our total common shares which were issued and outstanding, or approximately 742,000, 685,000 and 715,000 common shares, respectively, over a twelve month period.

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

The following table summarizes our common share repurchases pursuant to our share repurchase programs (in thousands, except per share data).

	2023	2022	2021
Shares repurchased	564	124	217
Average price paid per share	$20.60	$28.54	$21.38
Dollar-value of shares repurchased	$11,634	$3,540	$4,649

In addition to the shares repurchased pursuant to our share repurchase programs, we repurchased 374,753 common shares from a shareholder for approximately $10.7 million during the three months ended September 30, 2022.

Dividends

Our Board declared a quarterly dividend on October 27, 2023 of $0.25 per common share to shareholders of record as of close of business on November 27, 2023. The total cash payment of $3.7 million was paid on December 18, 2023. Our Board declared a quarterly dividend on September 5, 2023 of $0.25 per common share to shareholders of record as of close of business on September 15, 2023. The total cash payment of $3.7 million was paid on September 29, 2023. The dividends are eligible dividends pursuant to the Income Tax Act (Canada).

18.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $4.5 million from $385.2 million at December 31, 2022 to $380.7 million at December 31, 2023, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during 2023 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$234 million and A$205 million, respectively, at December 31, 2023.

19.SHARE-BASED COMPENSATION

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board and the Compensation Committee of our Board to approve and grant awards of options, awards of restricted shares, performance awards, phantom share units and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. No more than 3.0 million Civeo common shares are authorized to be issued under the Civeo Plan.

Share-based compensation expense recognized in the years ended December 31, 2023, 2022 and 2021 totaled $11.8 million, $14.9 million and $9.9 million, respectively. Share-based compensation expense is reflected in Selling, general and administrative expense in our consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $0.6 million, $0.8 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Phantom Share Units

We grant phantom share unit awards, which vest a third per year over a three year period. Each phantom share unit award is equal in value to one common share. Upon vesting, each recipient will receive a lump sum cash payment equal to the fair market value of a common share on the respective vesting date in respect of each phantom share unit then vesting. These awards are accounted for as a liability that is remeasured at each reporting date until paid.

The following table presents the changes in phantom share unit awards outstanding and related information for our employees during the years ended December 31, 2023, 2022 and 2021:

Number of Awards
Nonvested shares at December 31, 2020	458,175
Granted	354,535
Vested	(163,499)
Forfeited	(27,081)
Nonvested shares at December 31, 2021	622,130
Granted	335,098
Vested	(270,382)
Forfeited	(27,558)
Nonvested shares at December 31, 2022	659,288
Granted	229,845
Vested	(335,178)
Forfeited	(33,394)
Nonvested shares at December 31, 2023	520,561

At December 31, 2023, the balance of the liability for the phantom share awards was $5.7 million.  For the years ended December 31, 2023, 2022 and 2021, we made phantom share cash payments of $10.4 million, $6.0 million and $3.1 million, respectively. At December 31, 2023, unrecognized compensation cost related to phantom shares was $6.5 million, as remeasured at December 31, 2023, which is expected to be recognized over a weighted average period of 1.6 years. The weighted average grant-date fair value per share of phantom shares granted during the years ended December 31, 2023, 2022 and 2021 was $31.05, $21.97 and $19.80, respectively.

Performance Share Awards

We grant performance share awards, which cliff vest after three years subject to attainment of applicable performance goals. Awards granted in 2023 and 2022 will be earned in amounts between 0% and 200% of the participant’s target performance share award, based equally on (i) the payout percentage associated with Civeo’s relative TSR rank among a peer group of other companies and (ii) the payout percentage associated with Civeo's cumulative operating cash flow over the performance period relative to a preset target. Awards granted in 2021 are earned in amounts between 0% and 200% of the participant’s target performance share award, based on (i) the payout percentage associated with Civeo’s relative TSR rank among a peer group of other companies and (ii) the payout percentage associated with Civeo's cumulative free cash flow over the performance period relative to a preset target. The grant-date fair value of the portion of the performance awards tied to cumulative operating cash flow and free cash flow is based on target achievement and the closing market price of our common shares on the date of grant. We evaluate the probability of achieving the performance goals throughout the performance period and will adjust share-based compensation expense based on the number of shares expected to vest based on our estimate of the most probable performance outcome.

The fair value of the TSR portion of each performance share award was estimated using a Monte Carlo simulation pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the performance share at the time of grant. The dividend yield on our common shares was assumed to be zero since we did not pay dividends when the awards were granted. The expected market price volatility of our common shares was based on an estimate that considers the historical and implied volatility of our common shares as well as a peer group of companies over a time period equal to the expected term of the award. The initial TSR performance was based on historical performance of our common shares and the peer group’s common shares.

	2023	2022	2021
Risk-free weighted interest rate	4.4%	1.7%	0.2%
Expected volatility	73.0%	78.0%	83.0%
Initial TSR	4.1%	14.1%	27.1%

The following table presents the changes in performance share awards outstanding and related information for our employees during the year ended December 31, 2023, 2022 and 2021:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2020	152,312	$52.86
Granted	130,649	26.86
Performance adjustment (1)	28,466	—
Vested	(93,922)	63.60
Forfeited	(1,296)	44.76
Nonvested shares at December 31, 2021	216,209	$33.97
Granted	123,385	27.69
Performance adjustment (2)	22,235	—
Vested	(107,795)	44.76
Forfeited	—	—
Nonvested shares at December 31, 2022	254,034	$29.81
Granted	86,454	38.45
Performance adjustment (3)	—	—
Vested (3)	—	—
Forfeited	(8,487)	32.67
Nonvested shares at December 31, 2023	332,001	$32.37

(1)Related to 2018 performance share awards that vested in 2021, which were paid out at 150% based on Civeo's TSR rank.
(2)Related to 2019 performance share awards that vested in 2022, which were paid out at 126% based on Civeo's TSR rank.
(3)No performance share awards vested in 2023.

During the years ended December 31, 2023, 2022 and 2021, we recognized compensation expense associated with performance share awards totaling $3.4 million, $2.6 million and $2.4 million, respectively. At December 31, 2023, unrecognized compensation cost related to performance share awards was $3.8 million, which is expected to be recognized over a weighted average period of 1.7 years.

Restricted Share Awards/ Restricted Share Units/ Deferred Share Awards

The following table presents the changes in restricted share awards, restricted share units and deferred share awards outstanding and related information for our employees and non-employee directors during the years ended December 31, 2023, 2022 and 2021:

	Number of Awards/Units	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2020	105,091	$34.56
Granted	59,027	17.58
Vested	(77,304)	35.76
Forfeited	(1,957)	30.36
Nonvested shares at December 31, 2021	84,857	$21.76
Granted	40,465	25.64
Vested	(86,290)	21.83
Nonvested shares at December 31, 2022	39,032	$25.62
Granted	50,336	21.02
Vested	(39,770)	25.53
Nonvested shares at December 31, 2023	49,598	$21.02

The weighted average grant-date fair value per share for restricted share awards, restricted share units and deferred share awards granted during 2023, 2022 and 2021 was $21.02, $25.64 and $17.58, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards vested during 2023, 2022 and 2021 was $0.9 million, $2.1 million and $1.5 million, respectively. At December 31, 2023, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.4 million, which is expected to be recognized over a weighted average period of 0.4 years. In addition, at December 31, 2023, all nonvested shares were related to non-employee directors.

Options to Purchase Common Shares

No options were awarded or exercised in 2023, 2022 or 2021. We had 287 outstanding options at December 31, 2023 that expire in February 2024 with a weighted average exercise price per share of $262.44.

As no options were exercised in the last three years, the total intrinsic value of options exercised by our employees during 2023, 2022 and 2021 was zero. Additionally, the tax benefits realized for the tax deduction from options exercised during 2023, 2022 and 2021 totaled zero.

At December 31, 2023, unrecognized compensation cost related to options was zero.

20.SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years ended December 31, 2023, 2022 and 2021 for interest and income taxes was as follows (in thousands):

	2023	2022	2021
Interest (net of amounts capitalized)	$10,250	$9,226	$9,991
Net income taxes paid, net of refunds received	251	220	334

21.ACQUISITIONS

Noralta

On April 2, 2018, we acquired the equity of Noralta. As a result of the Noralta Acquisition, we expanded our existing accommodations business in the Canadian oil sands market. The total consideration, which was subject to adjustment in accordance with the terms of the definitive agreement, included (i) C$207.7 million (or approximately US$161.2 million) in cash, subject to customary post-closing adjustments for working capital, indebtedness and transactions expenses, (ii) 2.7 million of our common shares, of which 1.1 million shares were held in escrow and released based on certain conditions related to Noralta customer contracts remaining in place, and (iii) 9,679 Series A preferred shares with an initial liquidation preference of $96.8 million and initially convertible into 2.4 million of our common shares. We funded the cash consideration with cash on hand and borrowings under our revolving credit facility.
During the second quarters of each of 2023, 2022 and 2021, 0.4 million shares were released to the sellers from escrow.

22.SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified two reportable segments, Canada and Australia, which represent our strategic focus on hospitality services and workforce accommodations. Prior to the first quarter of 2023, we presented the U.S. operating segment as a separate reportable segment. Our operating segment in the U.S. no longer meets the reportable segment quantitative thresholds required by U.S. GAAP and is included below within the Corporate, other and eliminations category. Prior periods have been updated to be consistent with the presentation for the year ended December 31, 2023.

Financial information by business segment for each of the three years ended December 31, 2023, 2022 and 2021 is summarized in the following table (in thousands):

	Total Revenues	Depreciation and amortization	Operating (loss) income	Capital expenditures	Total assets
2023
Canada	$352,795	$46,319	$20,187	$9,216	$769,543
Australia	336,763	28,696	36,317	21,632	205,702
Corporate, other and eliminations	11,247	127	(17,017)	785	(427,183)
Total	$700,805	$75,142	$39,487	$31,633	$548,062

2022
Canada	$395,997	$55,503	$17,023	$11,588	$726,640
Australia	278,252	30,521	14,731	12,757	198,795
Corporate, other and eliminations	22,803	1,190	(14,736)	1,076	(359,251)
Total	$697,052	$87,214	$17,018	$25,421	$566,184

2021
Canada	$321,378	$47,253	$12,816	$6,747	$764,519
Australia	251,074	33,110	7,303	6,823	226,318
Corporate, other and eliminations	22,011	2,738	(14,067)	2,001	(318,103)
Total	$594,463	$83,101	$6,052	$15,571	$672,734

Financial information by geographic segment as of and for each of the three years ended December 31, 2023, 2022 and 2021, is summarized below (in thousands). Other revenues include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services. Long-lived assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	Canada	Australia	Other	Total
2023
Revenues from unaffiliated customers	$352,795	$336,763	$11,247	$700,805
Long-lived assets	230,940	137,789	4,087	372,816

2022
Revenues from unaffiliated customers	$395,997	$278,252	$22,803	$697,052
Long-lived assets	263,112	144,489	5,034	412,635

2021
Revenues from unaffiliated customers	$321,378	$251,074	$22,011	$594,463
Long-lived assets	325,160	177,607	12,774	515,541

23.VALUATION ACCOUNTS

Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged (Reduction) to Costs and Expenses	Deductions (Net of Recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2023:
Allowance for credit losses on accounts receivable	$299	$79	$(181)	$2	$199
Valuation allowance for deferred tax assets	82,905	(2,556)	(1,767)	187	78,769

Year Ended December 31, 2022:
Allowance for credit losses on accounts receivable	$361	$115	$(162)	$(15)	$299
Valuation allowance for deferred tax assets	85,351	153	1,178	(3,777)	82,905

Year Ended December 31, 2021:
Allowance for credit losses on accounts receivable	$275	$131	$(30)	$(15)	$361
Valuation allowance for deferred tax assets	88,251	1,028	(656)	(3,272)	85,351