Form 10-Q
period 2024-06-30
Civeo Corp
filed 2024-07-30
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The Registrant had 14,370,987 common shares outstanding as of July 26, 2024.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Service and other	$188,233	$178,532	$353,763	$345,909
Rental	248	13	631	34
Product	232	298	439	491
	188,713	178,843	354,833	346,434
Costs and expenses:
Service and other costs	140,749	131,333	271,115	264,725
Rental costs	—	10	—	45
Product costs	85	82	164	169
Selling, general and administrative expenses	17,433	16,459	36,073	32,649
Depreciation and amortization expense	17,059	20,701	33,829	42,363
Impairment expense	—	—	7,823	—
(Gain) loss on sale of McClelland Lake Lodge assets, net	87	—	(5,988)	—
Other operating expense	188	86	486	215
	175,601	168,671	343,502	340,166
Operating income	13,112	10,172	11,331	6,268

Interest expense	(2,203)	(3,604)	(4,563)	(7,260)
Interest income	54	50	97	82
Other income	310	427	763	2,877
Income before income taxes	11,273	7,045	7,628	1,967
Income tax expense	(3,786)	(2,878)	(5,337)	(4,111)
Net income (loss)	7,487	4,167	2,291	(2,144)
Less: Net loss attributable to noncontrolling interest	(740)	(296)	(803)	(254)
Net income (loss) attributable to Civeo Corporation	$8,227	$4,463	$3,094	$(1,890)

Per Share Data (see Note 7)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$0.57	$0.30	$0.21	$(0.13)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$0.56	$0.30	$0.21	$(0.13)

Weighted average number of common shares outstanding:
Basic	14,518	14,970	14,586	15,064
Diluted	14,600	15,000	14,678	15,064

Dividends per common share	$0.25	$—	$0.50	$—

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$7,487	$4,167	$2,291	$(2,144)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	1,621	2,081	(8,610)	(95)
Total other comprehensive income (loss), net of taxes	1,621	2,081	(8,610)	(95)

Comprehensive income (loss)	9,108	6,248	(6,319)	(2,239)
Less: Comprehensive loss attributable to noncontrolling interest	(767)	(226)	(899)	(186)
Comprehensive income (loss) attributable to Civeo Corporation	$9,875	$6,474	$(5,420)	$(2,053)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,435	$3,323
Accounts receivable, net	124,337	143,222
Inventories	8,353	6,982
Prepaid expenses	9,093	8,439
Other current assets	2,375	7,407
Assets held for sale	—	5,873
Total current assets	151,593	175,246

Property, plant and equipment, net	236,842	270,563
Goodwill	7,538	7,690
Other intangible assets, net	72,707	77,999
Operating lease right-of-use assets	11,709	12,286
Other noncurrent assets	2,845	4,278
Total assets	$483,234	$548,062

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$47,151	$58,699
Accrued liabilities	32,207	40,523
Income taxes payable	9,685	3,831
Deferred revenue	4,187	4,849
Other current liabilities	4,855	6,334
Total current liabilities	98,085	114,236

Long-term debt	47,489	65,554
Deferred income taxes	7,176	11,803
Operating lease liabilities	8,571	9,264
Other noncurrent liabilities	22,525	24,167
Total liabilities	183,846	225,024

Shareholders’ Equity:
Common shares (no par value; 46,000,000 shares authorized, 14,790,667 shares and 15,046,756 shares issued, respectively, and 14,376,593 shares and 14,680,081 shares outstanding, respectively)	—	—
Additional paid-in capital	1,630,130	1,628,972
Accumulated deficit	(933,346)	(919,023)
Common shares held in treasury at cost, 414,074 and 366,675 shares, respectively	(10,130)	(9,063)
Accumulated other comprehensive loss	(389,229)	(380,715)
Total Civeo Corporation shareholders’ equity	297,425	320,171
Noncontrolling interest	1,963	2,867
Total shareholders’ equity	299,388	323,038
Total liabilities and shareholders’ equity	$483,234	$548,062

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, March 31, 2023	$—	$1,625,379	$(940,247)	$(9,063)	$(387,361)	$3,469	$292,177
Net income (loss)	—	—	4,463	—	—	(296)	4,167
Currency translation adjustment	—	—	—	—	2,011	70	2,081
Dividends paid	—	—	—	—	—	(70)	(70)
Common shares repurchased	—	—	(4,199)	—	—	—	(4,199)
Share-based compensation	—	1,177	—	—	—	—	1,177
Balance, June 30, 2023	$—	$1,626,556	$(939,983)	$(9,063)	$(385,350)	$3,173	$295,333

Balance, March 31, 2024	$—	$1,629,521	$(931,135)	$(10,130)	$(390,877)	$2,731	$300,110
Net income (loss)	—	—	8,227	—	—	(740)	7,487
Currency translation adjustment	—	—	—	—	1,648	(27)	1,621
Dividends paid	—	—	(3,661)	—	—	(1)	(3,662)
Common shares repurchased	—	—	(6,644)	—	—	—	(6,644)
Excise tax on common shares repurchased	—	—	(133)	—	—	—	(133)
Share-based compensation	—	609	—	—	—	—	609
Balance, June 30, 2024	$—	$1,630,130	$(933,346)	$(10,130)	$(389,229)	$1,963	$299,388

Balance, December 31, 2022	$—	$1,624,512	$(930,123)	$(9,063)	$(385,187)	$3,562	$303,701
Net loss	—	—	(1,890)	—	—	(254)	(2,144)
Currency translation adjustment	—	—	—	—	(163)	68	(95)
Dividends paid	—	—	—	—	—	(203)	(203)
Common shares repurchased	—	—	(7,970)	—	—	—	(7,970)
Share-based compensation	—	2,044	—	—	—	—	2,044
Balance, June 30, 2023	$—	$1,626,556	$(939,983)	$(9,063)	$(385,350)	$3,173	$295,333

Balance, December 31, 2023	$—	$1,628,972	$(919,023)	$(9,063)	$(380,715)	$2,867	$323,038
Net income (loss)	—	—	3,094	—	—	(803)	2,291
Currency translation adjustment	—	—	—	—	(8,514)	(96)	(8,610)
Dividends paid	—	—	(7,368)	—	—	(5)	(7,373)
Common shares repurchased	—	—	(9,852)	—	—	—	(9,852)
Excise tax on common shares repurchased	—	—	(197)	—	—	—	(197)
Share-based compensation	—	1,158	—	(1,067)	—	—	91
Balance, June 30, 2024	$—	$1,630,130	$(933,346)	$(10,130)	$(389,229)	$1,963	$299,388

Common Shares (in thousands)
Balance, December 31, 2023	14,680
Share-based compensation	104
Common shares repurchased	(407)
Balance, June 30, 2024	14,377

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,291	$(2,144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,829	42,363
Impairment charges	7,823	—
Deferred income tax expense (benefit)	(4,344)	3,985
Non-cash compensation charge	1,158	2,044
Gain on disposals of assets	(6,104)	(2,445)
Provision (benefit) for credit losses, net of recoveries	34	(65)
Other, net	1,257	1,242
Changes in operating assets and liabilities:
Accounts receivable	15,229	(19,669)
Inventories	(1,525)	(297)
Accounts payable and accrued liabilities	(17,166)	(14,713)
Taxes payable	5,836	(78)
Other current and noncurrent assets and liabilities, net	25	9,538
Net cash flows provided by operating activities	38,343	19,761

Cash flows from investing activities:
Capital expenditures	(10,929)	(11,717)
Proceeds from dispositions of property, plant and equipment	10,617	2,719
Other, net	183	—
Net cash flows used in investing activities	(129)	(8,998)

Cash flows from financing activities:
Revolving credit borrowings	120,816	114,674
Revolving credit repayments	(136,641)	(98,681)
Term loan repayments	—	(14,942)
Dividends paid	(7,368)	—
Repurchases of common shares	(9,852)	(7,970)
Taxes paid on vested shares	(1,067)	—
Net cash flows used in financing activities	(34,112)	(6,919)

Effect of exchange rate changes on cash	10	(377)
Net change in cash and cash equivalents	4,112	3,467
Cash and cash equivalents, beginning of period	3,323	7,954

Cash and cash equivalents, end of period	$7,435	$11,421

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
FINANCIAL STATEMENTS
(Continued)
2.REVENUE

The following table disaggregates our revenue by our two reportable segments (Canada and Australia) into major categories for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Canada
Accommodation revenues	$72,259	$72,355	$132,046	$136,583
Mobile facility rental revenues	356	17,407	1,350	37,438
Food service and other services revenues	6,912	5,708	13,291	10,902
Total Canada revenues	79,527	95,470	146,687	184,923

Australia
Accommodation revenues	$48,914	$44,342	$96,021	$84,941
Food service and other services revenues	59,694	38,202	104,324	74,592
Total Australia revenues	108,608	82,544	200,345	159,533

Other
Other revenues	$578	$829	$7,801	$1,978
Total other revenues	578	829	7,801	1,978

Total revenues	$188,713	$178,843	$354,833	$346,434

Our payment terms vary by the type and location of our customer and the services offered. The time between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of June 30, 2024, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2024	2025	2026	Thereafter	Total
Revenue expected to be recognized as of June 30, 2024	$88,395	$135,838	$99,944	$296,521	$620,698

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

No impairment expense was recorded during the second quarter of 2024.

4.FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of June 30, 2024 and December 31, 2023, we believe the carrying value of our floating-rate debt outstanding under our revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans. In addition, the estimated fair value of our assets held for sale was based upon Level 2 fair value measurements, which included appraisals, broker price opinions and negotiations with third parties.

During the first quarter of 2024, we wrote down certain long-lived assets to fair value. Our estimate of the fair value of undeveloped land positions in Australia that were impaired was based on appraisals from third parties.

5.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2024 and December 31, 2023 is presented below (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable, net:
Trade	$84,047	$93,527
Unbilled revenue	36,895	46,331
Other	3,625	3,563
Total accounts receivable	124,567	143,421
Allowance for credit losses	(230)	(199)
Total accounts receivable, net	$124,337	$143,222

	June 30, 2024	December 31, 2023
Inventories:
Finished goods and purchased products	$6,829	$5,648
Raw materials	1,524	1,334
Total inventories	$8,353	$6,982

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Estimated Useful Life (in years)			June 30, 2024	December 31, 2023
Property, plant and equipment, net:
Land				$25,600	$27,988
Accommodations assets	3	—	15	1,341,272	1,378,408
Buildings and leasehold improvements	7	—	20	13,945	14,603
Machinery and equipment	4	—	7	14,026	13,255
Office furniture and equipment	3	—	7	67,830	67,248
Vehicles	3	—	5	8,847	10,025
Construction in progress				6,023	12,087
Total property, plant and equipment				1,477,543	1,523,614
Accumulated depreciation				(1,240,701)	(1,253,051)
Total property, plant and equipment, net				$236,842	$270,563

	June 30, 2024	December 31, 2023
Accrued liabilities:
Accrued compensation	$26,024	$33,854
Accrued taxes, other than income taxes	3,584	3,997
Other	2,599	2,672
Total accrued liabilities	$32,207	$40,523

	June 30, 2024	December 31, 2023
Contract liabilities (Deferred revenue):
Current contract liabilities (1)	$4,187	$4,849
Noncurrent contract liabilities (1)	6,790	8,068
Total contract liabilities (Deferred revenue)	$10,977	$12,917

(1)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our unaudited consolidated balance sheets.

Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The decrease in deferred revenue from December 31, 2023 to June 30, 2024 was due to revenue recognized over the contracted terms related to advance payments received from a customer for village enhancements in Australia.

6.ASSETS HELD FOR SALE

As of December 31, 2023, assets held for sale included certain assets in the United States (U.S.). These assets were recorded at the estimated fair value less costs to sell, which exceeded or equaled their carry values. In the second quarter of 2024, we sold the land at our Louisiana location for no gain.

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

The following table summarizes the carrying amount as of June 30, 2024 and December 31, 2023 of the assets classified as held for sale (in thousands):

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	June 30, 2024	December 31, 2023
Assets held for sale:
Property, plant and equipment, net	$—	$5,873
Total assets held for sale	$—	$5,873

7.EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income (loss) attributable to Civeo Corporation by the weighted average number of common shares outstanding. For diluted earnings per share, the basic shares outstanding are adjusted by adding all potentially dilutive securities.

The calculation of basic and diluted earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Basic net income (loss) attributable to Civeo Corporation	$8,227	$4,463	$3,094	$(1,890)
Diluted net income (loss) attributable to Civeo Corporation	$8,227	$4,463	$3,094	$(1,890)

Denominator:
Weighted average shares outstanding - basic	14,518	14,970	14,586	15,064
Dilutive shares - share-based awards	82	30	92	—
Weighted average shares outstanding - diluted	14,600	15,000	14,678	15,064

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.57	$0.30	$0.21	$(0.13)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.56	$0.30	$0.21	$(0.13)

(1)Computations may reflect rounding adjustments.

Share-based awards excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2024 and June 30, 2023 totaled fewer than 0.1 million shares.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
8.DEBT

As of June 30, 2024 and December 31, 2023, long-term debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023

U.S. revolving credit facility; weighted average interest rate of 10.5% for the six month period ended June 30, 2024	$—	$—

Canadian revolving credit facility; weighted average interest rate of 8.7% for the six month period ended June 30, 2024	47,489	65,554

Australian revolving credit facility; weighted average interest rate of 7.3% for the six month period ended June 30, 2024	—	—
Total debt	$47,489	$65,554

Credit Agreement
As of June 30, 2024, our Credit Agreement (as then amended to date, the Credit Agreement) provided for a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower. A C$100.0 million term loan facility provided under the Credit Agreement was fully repaid on December 31, 2023.
The Credit Agreement was amended effective June 28, 2024 to, among other things, change the benchmark interest rate for certain Canadian dollar-denominated loans in the Canadian Revolving Facility from Canadian Dollar Offered Rate to Adjusted Term Canadian Overnight Repo Rate Average (CORRA).
U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to Adjusted Term Secured Overnight Financing Rate (SOFR), which is equal to Term SOFR plus a 10 basis point adjustment, plus a margin of 3.00% to 4.00%, or a base rate plus 2.00% to 3.00%, in each case based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to Adjusted Term CORRA (which is equal to the Term CORRA plus an adjustment of 29.547 basis points for one month terms or 32.138 basis points for three month terms) plus a margin of 3.00% to 4.00%, or a Canadian Prime rate plus a margin of 2.00% to 3.00%, in each case based on a ratio of our total net debt to Consolidated EBITDA. Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 3.00% to 4.00%, based on a ratio of our total net debt to Consolidated EBITDA.
The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) specified acquisitions; (iv) certain restrictive agreements; (v) transactions with affiliates; and (vi) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and a maximum net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio less than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of June 30, 2024.
Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
subsidiaries. As of June 30, 2024, we had seven lenders that were parties to the Credit Agreement, with total revolving commitments ranging from $13.0 million to $60.6 million. As of June 30, 2024, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $0.7 million under the Canadian facility. We also had outstanding bank guarantees of A$1.6 million under the Australian facility.
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

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of June 30, 2024 and 2023, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended June 30, 2024 totaled $3.8 million, or 33.6% of pretax income, compared to income tax expense of $2.9 million, or 40.9% of pretax income, for the three months ended June 30, 2023. Our effective tax rate for the three months ended June 30, 2024 and 2023 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the six months ended June 30, 2024 totaled $5.3 million, or 70.0% of pretax income, compared to income tax expense of $4.1 million, or 209.0% of pretax income, for the six months ended June 30, 2023. Our effective tax rate for the six months ended June 30, 2024 and 2023 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

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

11.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $8.5 million from $380.7 million at December 31, 2023 to $389.2 million at June 30, 2024, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the six months of 2024 were primarily driven by the Australian dollar and the Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$215 million and A$203 million, respectively, at June 30, 2024.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
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

The following table summarizes our common share repurchases pursuant to our share repurchase programs (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dollar-value of shares repurchased	$6,644	$4,199	$9,852	$7,970
Shares repurchased	274.1	212.2	407.2	380.9
Average price paid per share	$24.21	$19.75	$24.17	$20.90

Dividends

Our Board declared the following quarterly dividends for the six months ended June 30, 2024. The dividends are eligible dividends pursuant to the Income Tax Act (Canada).

Date Declared	Record Date	Payment Date	Per Share Amount
April 26, 2024	May 27, 2024	June 17, 2024	$0.25
February 2, 2024	February 26, 2024	March 18, 2024	$0.25

13.SHARE-BASED COMPENSATION

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board and the Compensation Committee of our Board to approve and grant awards of options, awards of restricted shares, performance share awards, phantom share units and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. Approximately 3.0 million Civeo common shares are authorized to be issued under the Civeo Plan.

Outstanding Awards

Phantom Share Units. On March 2, 2024, we granted 184,640 phantom share units under the Civeo Plan, which vest in three equal annual installments beginning on March 2, 2025. We also granted 84,408 phantom share units under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on March 2, 2025. During the second quarter of 2024, we granted an additional 25,241 phantom share units under the Civeo Plan. Phantom share units are settled in cash upon vesting.

During the three months ended June 30, 2024 and 2023, we recognized compensation expense associated with phantom share units totaling $1.6 million and $1.4 million, respectively. During the six months ended June 30, 2024 and 2023, we recognized compensation expense associated with phantom share units totaling $2.9 million and $3.2 million, respectively. At June 30, 2024, unrecognized compensation cost related to phantom share units was $10.4 million, as remeasured at June 30, 2024, which is expected to be recognized over a weighted average period of 2.0 years.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Performance Share Awards. On March 2, 2024, we granted 122,978 performance share awards under the Civeo Plan, which cliff vest after three years subject to attainment of applicable performance criteria. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of other companies and the payout percentage associated with Civeo's three year growth in EBITDA over the performance period relative to a preset 2026 EBITDA target. The portion of the performance share awards tied to the 2026 EBITDA target includes a performance-based vesting requirement. We evaluate the probability of achieving the performance criteria throughout the performance period and will adjust share-based compensation expense based on the number of shares expected to vest based on our estimate of the most probable performance outcome. No share-based compensation expense is recognized if the performance criteria are not probable of being achieved.

During the three months ended June 30, 2024 and 2023, we recognized compensation expense associated with performance share awards totaling $0.3 million and $0.9 million, respectively. During the six months ended June 30, 2024 and 2023, we recognized compensation expense associated with performance share awards totaling $0.6 million and $1.5 million, respectively. No performance share awards vested during the three months ended June 30, 2024 and 2023. The total fair value of performance share awards that vested during the six months ended June 30, 2024 and 2023 was $2.8 million and zero, respectively. At June 30, 2024, unrecognized compensation cost related to performance share awards was $2.8 million, which is expected to be recognized over a weighted average period of 1.7 years.

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. On May 15, 2024, we granted 42,125 restricted share and deferred share awards to our non-employee directors, which vest in their entirety on May 14, 2025.

Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended June 30, 2024 and 2023 totaled $0.3 million and $0.3 million, respectively. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the six months ended June 30, 2024 and 2023 totaled $0.5 million and $0.5 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended June 30, 2024 and 2023 was $1.2 million and $0.8 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the six months ended June 30, 2024 and 2023 was $1.2 million and $0.9 million, respectively.

At June 30, 2024, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.9 million, which is expected to be recognized over a weighted average period of 0.9 years.

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

Financial information by business segment for each of the three and six months ended June 30, 2024 and 2023 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended June 30, 2024
Canada	$79,527	$9,252	$4,927	$1,647	$737,275
Australia	108,608	7,695	11,717	3,652	207,465
Corporate, other and eliminations	578	112	(3,532)	17	(461,506)
Total	$188,713	$17,059	$13,112	$5,316	$483,234

Three months ended June 30, 2023
Canada	$95,470	$13,363	$3,177	$2,608	$737,764
Australia	82,544	7,371	9,176	4,104	191,062
Corporate, other and eliminations	829	(33)	(2,181)	233	(369,864)
Total	$178,843	$20,701	$10,172	$6,945	$558,962

Six months ended June 30, 2024
Canada	$146,687	$18,648	$5,481	$2,742	$737,275
Australia	200,345	14,932	17,684	8,170	207,465
Corporate, other and eliminations	7,801	249	(11,834)	17	(461,506)
Total	$354,833	$33,829	$11,331	$10,929	$483,234

Six months ended June 30, 2023
Canada	$184,923	$27,502	$(1,325)	$4,069	$737,764
Australia	159,533	14,918	14,073	7,129	191,062
Corporate, other and eliminations	1,978	(57)	(6,480)	519	(369,864)
Total	$346,434	$42,363	$6,268	$11,717	$558,962

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including the volatility in the price of and demand for commodities, as well as our expectations about capital expenditures in 2024, beliefs with respect to liquidity needs and expectations with respect to growth strategies and opportunities, share repurchases and dividends. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, please refer to “Risk Factors,” “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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
Commodity Prices
There is continued uncertainty around commodity price levels, driven by many factors including rising fears of a recession resulting from severe inflation and higher interest rates, the impact of inflationary pressures, actions taken by Organization of the Petroleum Exporting Countries Plus (OPEC+) to adjust production levels, geopolitical events such as the ongoing Russia/Ukraine and Middle East conflicts and rising geopolitical risks in the Middle East, United States (U.S.) oil production levels and regulatory implications on such prices. In particular, these items could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets.
Recent Commodity Prices.

Recent West Texas Intermediate (WTI) crude, Western Canadian Select (WCS) crude, met coal and iron ore pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)
Third Quarter through July 26, 2024	$81.27	$64.98	$238.80	$100.82
6/30/2024	80.83	67.24	242.93	106.01
3/31/2024	77.01	59.48	307.68	118.54
12/31/2023	78.60	55.31	332.24	122.24
9/30/2023	82.50	66.20	260.12	111.04
6/30/2023	73.54	60.25	243.54	106.98
3/31/2023	75.96	56.61	341.08	117.08

(1)Source: WTI crude prices are from U.S. Energy Information Administration, WCS crude prices and iron ore prices are from Bloomberg and hard coking coal prices are from IHS Markit.

WTI Crude. After reaching historic lows in early 2020 during the start of the COVID-19 pandemic, global oil prices increased to above $100 per barrel in the second quarter 2022. In the second half of 2022 and throughout 2023, oil prices generally declined due to (i) rising fears of a recession resulting from severe inflation and higher interest rates, (ii) resulting lower demand growth for oil and (iii) increasing U.S. oil production. In an effort to support the price of oil amidst demand concerns, OPEC+ countries have extended their 2023 oil production cuts through the remainder of 2024 and into 2025. These production cuts, coupled with the rising geopolitical risks in the Middle East, resulted in rising oil prices during the first half of 2024 following a decline in prices in the latter part of the fourth quarter of 2023.
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
Certain expansionary oil pipeline projects have the potential to both drive incremental demand for mobile assets and to improve take-away capacity for Canadian oil sands producers over the longer term, most notably the Trans Mountain Pipeline expansion, which began operating in the second quarter of 2024.
WCS prices in the second quarter of 2024 averaged $67.24 per barrel compared to an average of $60.25 in the second quarter of 2023. The WCS Differential decreased from $19.35 per barrel at the end of the fourth quarter of 2023 to $15.27 at the end of the second quarter of 2024. As of July 26, 2024, the WTI price was $77.16 and the WCS price was $60.26, resulting in a WCS Differential of $16.90
Met Coal. In Australia, 84% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the level of global steel production, which remained flat through June 2024 compared to the same period of 2023. Production stability was the result of steady production in China and continued growth in India, which offset weaker production in the U.S., Japan and South Korea. As of July 26, 2024, met coal spot prices were $217.00 per tonne. Steel demand is expected to increase marginally in 2024 compared to 2023, with continued improvements in demand from India.
Met coal prices weakened in March through early April 2024. Prices have since stabilized in the range of approximately $220 to $250 per tonne and continue to support existing production. As supply remains steady and with limited prospects in demand growth, analysts forecast prices to average $235 to $245 over the second-half of 2024.

Iron Ore. Iron ore prices fluctuated during the first quarter of 2024 and weakened through June 2024, with prices having since stabilized at approximately $105 per tonne. Analysts expect iron ore prices to average $105 to $110 through the second-half of 2024, with stable supply and steady demand.
Other
Inflationary Pressures. During 2023 and through the second quarter of 2024, inflationary pressures and supply chain disruptions have been, and are being, experienced worldwide. Price increases resulting from inflation and supply chain concerns have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. We are managing inflation risk with negotiated service scope changes and contractual protections.
Labor Shortages. In addition to the macro inflationary impacts on labor costs noted above, we continue to be impacted by increased staff costs as a result of hospitality labor shortages in Australia due to significantly reduced migration in and around Australia affecting labor availability, which has subsequently led to an increased reliance on more expensive temporary labor resources.
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
Currently, Western Canada does not have any operational LNG export facilities. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). The Kitimat LNG Facility is nearing completion and expected to be operational in 2024, with commercial operations beginning in 2025. British Columbia LNG activity and related pipeline projects are a material driver of activity for our Sitka Lodge, as well as for our mobile assets, which were contracted to serve designated portions of the related pipeline construction activity. The majority of our contracted commitments associated with the Coastal GasLink Pipeline, the pipeline constructed to transport natural gas feedstock to LNGC, were completed in the fourth quarter of 2023.
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
U.S. Business. In the second quarter of 2024, we sold the land at our Louisiana location. In addition, in the first quarter of 2023, we sold our accommodation assets in Louisiana. Our U.S. business supports completion activity in the Bakken. U.S. oil completion activity will continue to be impacted by oil prices, pipeline capacity, federal energy policies and availability of capital to support exploration and production completion plans.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	Percentage	2024	2023	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.731	$0.745	($0.01)	(1.9)%	$0.736	$0.742	($0.01)	(0.8)%
Average Australian dollar to U.S. dollar	$0.659	$0.668	($0.01)	(1.3)%	$0.658	$0.676	($0.02)	(2.7)%

	As of
	June 30, 2024	December 31, 2023	Change	Percentage
Canadian dollar to U.S. dollar	$0.731	$0.756	($0.03)	(3.4)%
Australian dollar to U.S. dollar	$0.667	$0.681	($0.01)	(2.0)%

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

Results of Operations
Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2024, is based on a comparison to the corresponding period of 2023.
Results of Operations – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	Change

	($ in thousands)
Revenues:
Canada	$79,527	$95,470	$(15,943)
Australia	108,608	82,544	26,064
Other	578	829	(251)
Total revenues	188,713	178,843	9,870
Costs and expenses:
Cost of sales and services
Canada	58,849	71,845	(12,996)
Australia	81,037	58,545	22,492
Other	948	1,035	(87)
Total cost of sales and services	140,834	131,425	9,409
Selling, general and administrative expenses	17,433	16,459	974
Depreciation and amortization expense	17,059	20,701	(3,642)
Loss on sale of McClelland Lake Lodge assets, net	87	—	87
Other operating expense	188	86	102
Total costs and expenses	175,601	168,671	6,930
Operating income	13,112	10,172	2,940

Interest expense, net	(2,149)	(3,554)	1,405
Other income	310	427	(117)
Income before income taxes	11,273	7,045	4,228
Income tax expense	(3,786)	(2,878)	(908)
Less: Net income attributable to noncontrolling interest	7,487	4,167	3,320
Less: Net loss attributable to noncontrolling interest	(740)	(296)	(444)
Net income attributable to Civeo Corporation	$8,227	$4,463	$3,764

We reported net income attributable to Civeo for the quarter ended June 30, 2024 of $8.2 million, or $0.56 per diluted share compared to net income attributable to Civeo for the quarter ended June 30, 2023 of $4.5 million, or $0.30 per diluted share.
Revenues. Consolidated revenues increased $9.9 million, or 6%, in the second quarter of 2024 compared to the second quarter of 2023. This increase was primarily due to (i) increased activity at our Civeo owned villages in the Australian Bowen Basin, (ii) new business in our integrated services villages in Western Australia and (iii) increased year-over-year occupancy in our Canadian oil sands lodges. These items were partially offset by declined occupancy associated with the sale of the McClelland Lake Lodge and reduced mobile asset activity from pipeline projects in Canada which were largely completed in 2023. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $9.4 million, or 7%, in the second quarter of 2024 compared to the second quarter of 2023. This increase was primarily due to increased occupancy at our Civeo owned villages in the Australian Bowen Basin and new business in our integrated services villages in Western Australia and the associated overhead costs. These items were partially offset by decreased mobile asset activity from pipeline projects in Canada which were largely completed in 2023 and lower costs at certain lodges, including the McClelland Lake Lodge, in Canada. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expenses increased $1.0 million, or 6%, in the second quarter of 2024 compared to the second quarter of 2023. This increase was primarily due to higher compensation expense of $1.3 million and higher travel and entertainment costs of $0.4 million. The increase in compensation expense was primarily due to severance costs and increased staff and associated recruitment costs. These items were partially offset by lower incentive compensation costs of $0.7 million in the second quarter of 2024 compared to the second quarter of 2023.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $3.6 million, or 18%, in the second quarter of 2024 compared to the second quarter of 2023. The decrease was primarily due to certain assets becoming fully depreciated in Canada, including the McClelland Lake Lodge, in the second quarter of 2023.
Operating Income. Consolidated operating income increased $2.9 million, or 29%, in the second quarter of 2024 compared to the second quarter of 2023, primarily due to higher activity levels in Australia and lower depreciation and amortization expense in the second quarter of 2024 compared to the second quarter of 2023. These items were partially offset by reduced mobile asset activity in Canada in the second quarter of 2024 compared to the second quarter of 2023.
Interest Expense, net. Net interest expense decreased by $1.4 million, or 40%, in the second quarter of 2024 compared to the second quarter of 2023, primarily related to lower average debt levels during 2024 compared to 2023, partially offset by higher interest rates on credit facility borrowings.
Income Tax Expense. Our income tax expense for the three months ended June 30, 2024 totaled $3.8 million, or 33.6% of pretax income, compared to an income tax expense of $2.9 million, or 40.9% of pretax income, for the three months ended June 30, 2023. Our effective tax rate for each of the three months ended June 30, 2024 and 2023 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Income. Other comprehensive income decreased $0.5 million in the second quarter of 2024 compared to the second quarter of 2023, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 1% in the second quarter of 2024 compared to a 2% increase in the second quarter of 2023. The Australian dollar exchange rate compared to the U.S. dollar increased 2% in the second quarter of 2024 compared to a 1% decrease in the second quarter of 2023.

Segment Results of Operations – Canadian Segment

	Three Months Ended June 30,
	2024	2023	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$72,259	$72,355	$(96)
Mobile facility rental revenue (2)	356	17,407	(17,051)
Food service and other services revenue (3)	6,912	5,708	1,204
Total revenues	$79,527	$95,470	$(15,943)

Cost of sales and services ($ in thousands)
Accommodation cost	$48,197	$52,431	$(4,234)
Mobile facility rental cost	1,401	11,598	(10,197)
Food service and other services cost	6,314	5,060	1,254
Indirect other costs	2,937	2,756	181
Total cost of sales and services	$58,849	$71,845	$(12,996)

Gross margin as a % of revenues	26.0%	24.7%	1.3%

Average daily rate for lodges (4)	$96	$100	$(4)

Total billed rooms for lodges (5)	752,364	724,299	28,065

Average Canadian dollar to U.S. dollar	$0.731	$0.745	$(0.014)

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

Our Canadian segment reported revenues in the second quarter of 2024 that were $15.9 million, or 17%, lower than the second quarter of 2023. The revenue decrease was driven by reduced mobile asset activity from pipeline projects which were largely completed in 2023. Lower mobile asset activity was partially offset by increased year-over-year occupancy in our oil sands lodges with billed rooms up 3.9% due to the timing and extent of maintenance activity by our customers, with some offset from declined occupancy associated with the sale of the McClelland Lake Lodge.

Our Canadian segment cost of sales and services decreased $13.0 million, or 18%, in the second quarter of 2024 compared to the second quarter of 2023. The cost of sales and services decrease was driven by lower costs related to reduced mobile asset activity from pipeline projects which were largely completed in 2023 and lower costs at certain lodges including the McClelland Lake Lodge resulting from the sale.

Our Canadian segment gross margin as a percentage of revenues increased from 24.7% in the second quarter of 2023 to 26.0% in the second quarter of 2024. This was primarily driven by improved margins at our lodges due to improved efficiencies at higher occupancy levels and the removal of certain fixed costs with the sale of the McClelland Lake Lodge, partially offset by reduced mobile asset activity from pipeline projects which were largely completed in 2023 and mobile camp demobilization costs of approximately $1.4 million which were incurred in the second quarter of 2024.

Segment Results of Operations – Australian Segment

	Three Months Ended June 30,
	2024	2023	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$48,914	$44,342	$4,572
Food service and other services revenue (2)	59,694	38,202	21,492
Total revenues	$108,608	$82,544	$26,064

Cost of sales and services ($ in thousands)
Accommodation cost	$23,613	$20,948	$2,665
Food service and other services cost	54,527	35,372	19,155
Indirect other cost	2,897	2,225	672
Total cost of sales and services	$81,037	$58,545	$22,492

Gross margin as a % of revenues	25.4%	29.1%	(3.7)%

Average daily rate for villages (3)	$78	$75	$3

Total billed rooms for villages (4)	625,353	587,855	37,498

Average Australian dollar to U.S. dollar	$0.659	$0.668	$(0.009)

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

Our Australian segment reported revenues in the second quarter of 2024 that were $26.1 million, or 32%, higher than the second quarter of 2023. The increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen Basin and new business in our integrated services villages in Western Australia. Billed rooms in Civeo owned villages were up 6.4% in the second quarter of 2024 due to increased activity in both the Bowen Basin and Gunnedah Basin coupled with recent contract renewals and extensions.

Our Australian segment cost of sales and services increased $22.5 million, or 38%, in the second quarter of 2024 compared to the second quarter of 2023. The increase in cost of sales and services in the Australian segment was largely driven by increased occupancy at our Civeo owned villages in the Bowen Basin and new business in our integrated services villages in Western Australia and the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues decreased to 25.4% in the second quarter of 2024 from 29.1% in the second quarter of 2023. This was primarily driven by an increased relative revenue contribution from our integrated services business, which has a service-only business model, and generates lower overall gross margins than our accommodation business. The reduced gross margin was partially offset by improved profitability across the integrated services villages in the second quarter of 2024.

Results of Operations – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	Change

	($ in thousands)
Revenues:
Canada	$146,687	$184,923	$(38,236)
Australia	200,345	159,533	40,812
Other	7,801	1,978	5,823
Total revenues	354,833	346,434	8,399
Costs and expenses:
Cost of sales and services
Canada	116,106	145,750	(29,644)
Australia	147,150	116,853	30,297
Other	8,023	2,336	5,687
Total cost of sales and services	271,279	264,939	6,340
Selling, general and administrative expenses	36,073	32,649	3,424
Depreciation and amortization expense	33,829	42,363	(8,534)
Impairment expense	7,823	—	7,823
Gain on sale of McClelland Lake Lodge assets, net	(5,988)	—	(5,988)
Other operating expense	486	215	271
Total costs and expenses	343,502	340,166	3,336
Operating income	11,331	6,268	5,063

Interest expense, net	(4,466)	(7,178)	2,712
Other income	763	2,877	(2,114)
Income before income taxes	7,628	1,967	5,661
Income tax expense	(5,337)	(4,111)	(1,226)
Less: Net income (loss) attributable to noncontrolling interest	2,291	(2,144)	4,435
Less: Net loss attributable to noncontrolling interest	(803)	(254)	(549)
Net income (loss) attributable to Civeo Corporation	$3,094	$(1,890)	$4,984

We reported net income attributable to Civeo for six months ended June 30, 2024 of $3.1 million, or $0.21 per diluted share. As further discussed below, net income included (i) $6.0 million of net gains associated with the sale of the McClelland Lake Lodge in Canada and (ii) a $7.8 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.
We reported net loss attributable to Civeo for the six months ended June 30, 2023 of $1.9 million, or $0.13 per diluted share.
Revenues. Consolidated revenues increased $8.4 million, or 2%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to increased activity at our Civeo owned villages in the Australian Bowen Basin and new business in our integrated services villages in Western Australia. These items were partially offset by decreased mobile asset activity from pipeline projects in Canada which were largely completed in 2023 and a weaker Australian dollar relative to the U.S. dollar in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $6.3 million, or 2%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to increased occupancy at our Civeo owned villages in our Australian Bowen Basin and new business in our integrated services villages in Western Australia and the associated overhead costs. These items were partially offset by the decrease in cost of sales and services largely driven by (i) reduced mobile asset activity from pipeline projects in Canada which were largely completed in 2023, (ii) lower costs at certain lodges in Canada and (iii) a weaker Australian dollar relative to the U.S. dollar in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expenses increased $3.4 million, or 10%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily due to higher compensation expense of $3.0 million, higher travel and entertainment costs of $0.9 million and higher professional fees of $0.6 million. The increase in compensation expense was primarily due to $1.1 million in severance costs related to the departure of our former Chief Financial Officer, other severance costs and increased staff and associated recruitment costs. These items were partially offset by lower share-based compensation expense of $1.1 million and a weaker Australian dollar relative to the U.S. dollar in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in share-based compensation expense was primarily due to forfeitures during 2024 compared to 2023, partially offset by the changes in our share price during 2024 compared to 2023.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $8.5 million, or 20%, in six months ended June 30, 2024 compared to the six months ended June 30, 2023 The decrease was primarily due to certain assets becoming fully depreciated in Canada, including the McClelland Lake Lodge, in the six months ended June 30, 2023 and lower depreciation and amortization expense due to a weaker Australian dollar relative to the U.S. dollar in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Impairment Expense. We recorded pre-tax impairment expense of $7.8 million in six months ended June 30, 2024 associated with long-lived assets in Australia and the U.S.
See Note 3 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
Gain on Sale of McClelland Lake Lodge Assets, net. We recorded $6.0 million in the six months ended June 30, 2024 related to net gains associated with the sale of the McClelland Lake Lodge.
Operating Income. Consolidated operating income increased $5.1 million, or 81%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a net gain on sale of McClelland Lake Lodge assets, higher activity levels in Australia and lower depreciation and amortization expense in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. These items were partially offset by reduced mobile asset activity in Canada and impairment expenses in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Interest Expense, net. Net interest expense decreased by $2.7 million, or 38%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily related to lower average debt levels during 2024 compared to 2023, partially offset by higher interest rates on credit facility borrowings.
Other Income. Consolidated other income decreased $2.1 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to higher gain on the sale of assets related to the sale of our Louisiana accommodation assets in the U.S. in the six months ended June 30, 2023 compared to the six months ended June 30, 2024.
Income Tax Expense. Our income tax expense for the six months ended June 30, 2024 totaled $5.3 million, or 70.0% of pretax income, compared to an income tax expense of $4.1 million, or 209.0% of pretax income, for the six months ended June 30, 2023. Our effective tax rate for each of the six months ended June 30, 2024 and 2023 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Loss. Other comprehensive loss increased $8.5 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 3% in the six months ended June 30, 2024 compared to a 2% increase in the six months ended June 30, 2023. The Australian dollar exchange rate compared to the U.S. dollar decreased 2% in the six months ended June 30, 2024 compared to a 2% decrease in the six months ended June 30, 2023.

Segment Results of Operations – Canadian Segment

	Six Months Ended June 30,
	2024	2023	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$132,046	$136,583	$(4,537)
Mobile facility rental revenue (2)	1,350	37,438	(36,088)
Food service and other services revenue (3)	13,291	10,902	2,389
Total revenues	$146,687	$184,923	$(38,236)

Cost of sales and services ($ in thousands)
Accommodation cost	$93,917	$104,529	$(10,612)
Mobile facility rental cost	4,052	26,100	(22,048)
Food service and other services cost	12,454	9,834	2,620
Indirect other costs	5,683	5,287	396
Total cost of sales and services	$116,106	$145,750	$(29,644)

Gross margin as a % of revenues	20.8%	21.2%	(0.3)%

Average daily rate for lodges (4)	$97	$98	$(1)

Total billed rooms for lodges (5)	1,362,396	1,367,095	(4,699)

Average Canadian dollar to U.S. dollar	$0.736	$0.742	$(0.006)

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

Our Canadian segment reported revenues in the six months ended June 30, 2024 that were $38.2 million, or 21%, lower than the six months ended June 30, 2023. The revenue decrease was driven by reduced mobile asset activity from pipeline projects which were largely completed in 2023.

Our Canadian segment cost of sales and services decreased $29.6 million, or 20%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The cost of sales and services decrease was driven by lower costs related to reduced mobile asset activity from pipeline projects which were largely completed in 2023 and lower costs at certain lodges.

Our Canadian segment gross margin as a percentage of revenues decreased from 21.2% in the six months ended June 30, 2023 to 20.8% in the six months ended June 30, 2024. This was primarily driven by reduced mobile asset activity from pipeline projects which were largely completed in 2023 and mobile camp demobilization costs of approximately $3.2 million which were incurred in the first six months of 2024, partially offset by improved margins at our lodges due to improved efficiencies and the removal of certain fixed costs with the sale of the McClelland Lake Lodge.

Segment Results of Operations – Australian Segment

	Six Months Ended June 30,
	2024	2023	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$96,021	$84,941	$11,080
Food service and other services revenue (2)	104,324	74,592	29,732
Total revenues	$200,345	$159,533	$40,812

Cost of sales and services ($ in thousands)
Accommodation cost	$46,207	$41,266	$4,941
Food service and other services cost	95,431	71,234	24,197
Indirect other cost	5,512	4,353	1,159
Total cost of sales and services	$147,150	$116,853	$30,297

Gross margin as a % of revenues	26.6%	26.8%	(0.2)%

Average daily rate for villages (3)	$77	$76	$1

Total billed rooms for villages (4)	1,239,289	1,110,568	128,721

Average Australian dollar to U.S. dollar	$0.658	$0.676	$(0.018)

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

Our Australian segment reported revenues in the six months ended June 30, 2024 that were $40.8 million, or 26%, higher than the six months ended June 30, 2023. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 2.7% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 resulted in a $5.1 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 29% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen Basin and new business in our integrated services villages in Western Australia. Billed rooms in Civeo owned villages were up 11.6% in the first half of 2024 due to increased activity in both the Bowen Basin and Gunnedah Basin coupled with recent contract renewals and extensions. Excluding the weakening Australian dollar, average daily rates for Civeo owned villages were up 4.4% year-over-year.

Our Australian segment cost of sales and services increased $30.3 million, or 26%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The weakening of the average exchange rate for Australian dollars relative to the U.S. dollar by 2.7% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 resulted in a $3.7 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was largely driven by increased occupancy at our Civeo owned villages in the Bowen Basin and new business in our integrated services villages in Western Australia and the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues decreased to 26.6% in the six months ended June 30, 2024 from 26.8% in the six months ended June 30, 2023. This was primarily driven by an increased relative revenue contribution from our integrated services business, which has a service-only business model and therefore generates lower overall gross margins than our accommodation business. The reduced gross margin was partially offset by improved profitability across our integrated services villages in the six months ended June 30, 2024.

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

The following table summarizes our consolidated liquidity position as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Lender commitments	$200,000	$200,000
Borrowings against revolving credit capacity	(47,489)	(65,554)
Outstanding letters of credit	(977)	(1,353)
Unused availability	151,534	133,093
Cash and cash equivalents	7,435	3,323
Total available liquidity	$158,969	$136,416

Cash totaling $38.3 million was provided by operations during the six months ended June 30, 2024, compared to $19.8 million provided by operations during the six months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, $2.4 million was provided by working capital and $25.2 million was used in working capital, respectively. The year-over-year increase in cash provided by working capital in 2024 compared to 2023 is largely due to the collection of holdbacks in Canada related to the completion of mobile asset pipeline projects during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Cash was used in investing activities during the six months ended June 30, 2024 in the amount of $0.1 million, compared to cash used in investing activities during the six months ended June 30, 2023 in the amount of $9.0 million. The decrease in cash used in investing activities was primarily due to higher proceeds from the sale of property, plant and equipment. We received net proceeds from the sale of property, plant and equipment of $10.6 million during the six months ended June 30, 2024 related to the sale of our McClelland Lake Lodge accommodation assets in Canada and the sale of our Louisiana land in the U.S., compared to $2.7 million during the six months ended June 30, 2023 primarily related to the sale of our Louisiana accommodation assets in the U.S. Capital expenditures totaled $10.9 million and $11.7 million during the six months ended June 30, 2024 and 2023, respectively. Capital expenditures in both periods were primarily related to maintenance. In addition, our 2024 capital expenditures included approximately $2.9 million related to customer-funded infrastructure upgrades in Australia.

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

Net cash of $34.1 million was used in financing activities during the six months ended June 30, 2024 primarily due to net repayments under our revolving credit facilities of $15.8 million, repurchases of our common shares of $9.9 million, dividend payments of $7.4 million and payments to settle tax obligations on vested shares under our share-based compensation plans of $1.1 million. Net cash of $6.9 million was used in financing activities during the six months ended June 30, 2023 primarily due to term loan repayments of $14.9 million and repurchases of our common shares of $8.0 million, partially offset by net borrowings under our revolving credit facilities of $16.0 million.

The following table summarizes the changes in debt outstanding during the six months ended June 30, 2024 (in thousands):

Balance at December 31, 2023	$65,554
Borrowings under revolving credit facilities	120,816
Repayments of borrowings under revolving credit facilities	(136,641)
Translation	(2,240)
Balance at June 30, 2024	$47,489

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

In August 2023, our Board of Directors (Board) authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 742,134 common shares, over a twelve month period. In addition, our Board declared quarterly dividends of $0.25 per common share to shareholders in the first and second quarters of 2024. The dividend is an eligible dividend pursuant to the Income Tax Act (Canada). See Note 12 – Share Repurchase Programs and Dividends to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Credit Agreement

As of June 30, 2024, our Credit Agreement (as then amended to date, the Credit Agreement) provided for a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower. A C$100.0 million term loan facility provided under the Credit Agreement was fully repaid on December 31, 2023.

As of June 30, 2024, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $0.7 million under the Canadian facility. We also had outstanding bank guarantees of A$1.6 million under the Australian facility.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2024, we had $47.5 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.5 million annually, based on our floating-rate debt obligations and interest rates in effect as of June 30, 2024.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our reporting currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$215 million and A$203 million, respectively, at June 30, 2024. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of June 30, 2024 would result in translation adjustments of approximately $22 million and $20 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended June 30, 2024.

	Total Number of Shares Purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
April 1, 2024 - April 30, 2024	21,400	(1)	$23.58	21,400	425,073
May 1, 2024 - May 31, 2024	96,060	(1)	$24.48	96,060	329,013
June 1, 2024 - June 30, 2024	156,636	(1)	$24.13	156,636	172,377
Total	274,096		$24.21	274,096	172,377

(1)In August 2023, our Board of Directors authorized a common share repurchase program, which expires in August 2024, to repurchase up to 5.0% of our total common shares which were issued and outstanding at the time of approval, or 742,134 common shares, over a twelve month period. We repurchased an aggregate of 274,096 of our common shares outstanding for approximately $6.6 million during the three months ended June 30, 2024.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)INDEX OF EXHIBITS

Exhibit No.		Description

3.1	—	Amended and Restated Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K (File No. 001-36246) filed on May 21, 2024).

10.1*	—
Second Amendment to Syndicated Facility Agreement, dated effective as of June 28, 2024, among Civeo Corporation, Civeo Pty Limited and Civeo Management LLC, as Borrowers, and Royal Bank of Canada, as Canadian administrative agent.

10.2*†	—	Form of Phantom Unit Agreement under the 2014 Equity Participation Plan of Civeo Corporation used for select officers.

10.3*†	—	Form of Director Restricted Stock Agreement under the 2014 Equity Participation Plan of Civeo Corporation.

10.4*†	—	Form of Director Deferred Share Agreement under the 2014 Equity Participation Plan of Civeo Corporation - Canada only.

10.5*†	—	Form of Director Deferred Share Agreement under the 2014 Equity Participation Plan of Civeo Corporation.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Interim Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	—	Certification of Interim Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contracts and compensatory plans and arrangements.

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

CIVEO CORPORATION

Date: July 30, 2024	By /s/ Barclay Brewer
Barclay Brewer
Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)