Form 10-Q
period 2024-09-30
Civeo Corp
filed 2024-10-30
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

The Registrant had 13,772,802 common shares outstanding as of October 25, 2024.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Service and other	$175,968	$183,229	$529,731	$529,172
Rental	111	—	742	—
Product	259	343	698	834
	176,338	183,572	531,171	530,006
Costs and expenses:
Service and other costs	138,445	130,183	409,560	394,953
Rental costs	—	—	—	—
Product costs	97	113	261	282
Selling, general and administrative expenses	19,635	20,236	55,708	52,885
Depreciation and amortization expense	17,440	16,914	51,269	59,277
Impairment expense	—	—	7,823	—
(Gain) loss on sale of McClelland Lake Lodge assets, net	171	—	(5,817)	—
Other operating expense	506	87	992	302
	176,294	167,533	519,796	507,699
Operating income	44	16,039	11,375	22,307

Interest expense	(1,725)	(3,365)	(6,288)	(10,625)
Interest income	50	44	147	126
Other income (expense)	204	(4,709)	967	(1,832)
Income (loss) before income taxes	(1,427)	8,009	6,201	9,976
Income tax (expense) benefit	(3,862)	1,214	(9,199)	(2,897)
Net income (loss)	(5,289)	9,223	(2,998)	7,079
Less: Net income (loss) attributable to noncontrolling interest	(198)	201	(1,001)	(53)
Net income (loss) attributable to Civeo Corporation	$(5,091)	$9,022	$(1,997)	$7,132

Per Share Data (see Note 7)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$(0.36)	$0.61	$(0.14)	$0.48

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$(0.36)	$0.61	$(0.14)	$0.47

Weighted average number of common shares outstanding:
Basic	14,293	14,814	14,488	14,980
Diluted	14,293	14,891	14,488	15,051

Dividends per common share	$0.25	$0.25	$0.75	$0.25

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$(5,289)	$9,223	$(2,998)	$7,079

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	7,238	(6,795)	(1,372)	(6,890)
Total other comprehensive income (loss), net of taxes	7,238	(6,795)	(1,372)	(6,890)

Comprehensive income (loss)	1,949	2,428	(4,370)	189
Less: Comprehensive income (loss) attributable to noncontrolling interest	(172)	136	(1,071)	(50)
Comprehensive income (loss) attributable to Civeo Corporation	$2,121	$2,292	$(3,299)	$239

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,910	$3,323
Accounts receivable, net	106,707	143,222
Inventories	8,769	6,982
Prepaid expenses	10,901	8,439
Other current assets	1,219	7,407
Assets held for sale	—	5,873
Total current assets	145,506	175,246

Property, plant and equipment, net	233,864	270,563
Goodwill	7,812	7,690
Other intangible assets, net	72,426	77,999
Operating lease right-of-use assets	10,985	12,286
Other noncurrent assets	7,043	4,278
Total assets	$477,636	$548,062

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$48,497	$58,699
Accrued liabilities	36,485	40,523
Income taxes payable	14,026	3,831
Deferred revenue	2,792	4,849
Other current liabilities	5,039	6,334
Total current liabilities	106,839	114,236

Long-term debt	50,078	65,554
Deferred income taxes	5,241	11,803
Operating lease liabilities	7,915	9,264
Other noncurrent liabilities	23,619	24,167
Total liabilities	193,692	225,024

Shareholders’ Equity:
Common shares (no par value; 46,000,000 shares authorized, 14,275,876 shares and 15,046,756 shares issued, respectively, and 13,861,802 shares and 14,680,081 shares outstanding, respectively)	—	—
Additional paid-in capital	1,630,851	1,628,972
Accumulated deficit	(956,545)	(919,023)
Common shares held in treasury at cost, 414,074 and 366,675 shares, respectively	(10,130)	(9,063)
Accumulated other comprehensive loss	(382,017)	(380,715)
Total Civeo Corporation shareholders’ equity	282,159	320,171
Noncontrolling interest	1,785	2,867
Total shareholders’ equity	283,944	323,038
Total liabilities and shareholders’ equity	$477,636	$548,062

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2023	$—	$1,626,556	$(939,983)	$(9,063)	$(385,350)	$3,173	$295,333
Net income	—	—	9,022	—	—	201	9,223
Currency translation adjustment	—	—	—	—	(6,730)	(65)	(6,795)
Dividends paid	—	—	(3,731)	—	—	(68)	(3,799)
Common shares repurchased	—	—	(1,252)	—	—	—	(1,252)
Share-based compensation	—	1,253	—	—	—	—	1,253
Balance, September 30, 2023	$—	$1,627,809	$(935,944)	$(9,063)	$(392,080)	$3,241	$293,963

Balance, June 30, 2024	$—	$1,630,130	$(933,346)	$(10,130)	$(389,229)	$1,963	$299,388
Net loss	—	—	(5,091)	—	—	(198)	(5,289)
Currency translation adjustment	—	—	—	—	7,212	26	7,238
Dividends paid	—	—	(3,616)	—	—	(6)	(3,622)
Common shares repurchased	—	—	(14,208)	—	—	—	(14,208)
Excise tax on common shares repurchased	—	—	(284)	—	—	—	(284)
Share-based compensation	—	721	—	—	—	—	721
Balance, September 30, 2024	$—	$1,630,851	$(956,545)	$(10,130)	$(382,017)	$1,785	$283,944

Balance, December 31, 2022	$—	$1,624,512	$(930,123)	$(9,063)	$(385,187)	$3,562	$303,701
Net income (loss)	—	—	7,132	—	—	(53)	7,079
Currency translation adjustment	—	—	—	—	(6,893)	3	(6,890)
Dividends paid	—	—	(3,731)	—	—	(271)	(4,002)
Common shares repurchased	—	—	(9,222)	—	—	—	(9,222)
Share-based compensation	—	3,297	—	—	—	—	3,297
Balance, September 30, 2023	$—	$1,627,809	$(935,944)	$(9,063)	$(392,080)	$3,241	$293,963

Balance, December 31, 2023	$—	$1,628,972	$(919,023)	$(9,063)	$(380,715)	$2,867	$323,038
Net loss	—	—	(1,997)	—	—	(1,001)	(2,998)
Currency translation adjustment	—	—	—	—	(1,302)	(70)	(1,372)
Dividends paid	—	—	(10,984)	—	—	(11)	(10,995)
Common shares repurchased	—	—	(24,060)	—	—	—	(24,060)
Excise tax on common shares repurchased	—	—	(481)	—	—	—	(481)
Share-based compensation	—	1,879	—	(1,067)	—	—	812
Balance, September 30, 2024	$—	$1,630,851	$(956,545)	$(10,130)	$(382,017)	$1,785	$283,944

Common Shares (in thousands)
Balance, December 31, 2023	14,680
Share-based compensation	104
Common shares repurchased	(922)
Balance, September 30, 2024	13,862

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(2,998)	$7,079
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,269	59,277
Impairment charges	7,823	—
Deferred income tax expense (benefit)	(6,487)	2,688
Non-cash compensation charge	1,879	3,297
(Gains) losses on disposals of assets	(6,134)	2,264
Provision for credit losses, net of recoveries	15	120
Other, net	1,886	1,900
Changes in operating assets and liabilities:
Accounts receivable	35,771	(37,411)
Inventories	(1,690)	420
Accounts payable and accrued liabilities	(13,586)	4,767
Taxes payable	9,681	(5)
Other current and noncurrent assets and liabilities, net	(3,415)	12,197
Net cash flows provided by operating activities	74,014	56,593

Cash flows from investing activities:
Capital expenditures	(18,405)	(21,179)
Proceeds from dispositions of property, plant and equipment	10,700	7,070
Other, net	183	—
Net cash flows used in investing activities	(7,522)	(14,109)

Cash flows from financing activities:
Revolving credit borrowings	233,613	172,867
Revolving credit repayments	(242,859)	(179,599)
Term loan repayments	—	(22,338)
Debt issuance costs	(2,976)	—
Dividends paid	(10,984)	(3,731)
Repurchases of common shares	(24,060)	(9,222)
Taxes paid on vested shares	(1,067)	—
Net cash flows used in financing activities	(48,333)	(42,023)

Effect of exchange rate changes on cash	(3,572)	(598)
Net change in cash and cash equivalents	14,587	(137)
Cash and cash equivalents, beginning of period	3,323	7,954

Cash and cash equivalents, end of period	$17,910	$7,817

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

The accompanying unaudited consolidated financial statements of Civeo have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with United States (U.S.) Generally Accepted Accounting Principles (GAAP) has been condensed or omitted pursuant to those rules and regulations. The unaudited consolidated financial statements included in this report reflect all the adjustments, consisting of normal recurring adjustments, which Civeo considers necessary for a fair presentation of the results of operations for the interim periods covered and for the financial condition of Civeo at the date of the interim balance sheet. Results for the interim periods are not necessarily indicative of results for the full year.

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
FINANCIAL STATEMENTS
(Continued)
2.REVENUE

The following table disaggregates our revenue by our two reportable segments (Canada and Australia) into major categories for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Canada
Accommodation revenues	$48,747	$71,417	$180,793	$208,000
Mobile facility rental revenues	123	17,314	1,473	54,752
Food service and other services revenues	8,866	6,413	22,157	17,315
Total Canada revenues	57,736	95,144	204,423	280,067

Australia
Accommodation revenues	$51,370	$46,012	$147,391	$130,953
Food service and other services revenues	65,252	41,873	169,576	116,465
Total Australia revenues	116,622	87,885	316,967	247,418

Other
Other revenues	$1,980	$543	$9,781	$2,521
Total other revenues	1,980	543	9,781	2,521

Total revenues	$176,338	$183,572	$531,171	$530,006

Our payment terms vary by the type and location of our customer and the services offered. The time between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of September 30, 2024, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2024	2025	2026	Thereafter	Total
Revenue expected to be recognized as of September 30, 2024	$47,271	$147,648	$108,393	$303,385	$606,697

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

No impairment expense was recorded during the second or third quarters of 2024.

4.FAIR VALUE MEASUREMENTS

Our financial instruments consist of cash and cash equivalents, receivables, payables and debt instruments. We believe that the carrying values of these instruments on the accompanying consolidated balance sheets approximate their fair values.

As of September 30, 2024 and December 31, 2023, we believe the carrying value of our floating-rate debt outstanding under our revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans. In addition, the estimated fair value of our assets held for sale was based upon Level 2 fair value measurements, which included appraisals, broker price opinions and negotiations with third parties.

During the first quarter of 2024, we wrote down certain long-lived assets to fair value. Our estimate of the fair value of undeveloped land positions in Australia that were impaired was based on appraisals from third parties.

5.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2024 and December 31, 2023 is presented below (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable, net:
Trade	$79,992	$93,527
Unbilled revenue	23,233	46,331
Other	3,700	3,563
Total accounts receivable	106,925	143,421
Allowance for credit losses	(218)	(199)
Total accounts receivable, net	$106,707	$143,222

	September 30, 2024	December 31, 2023
Inventories:
Finished goods and purchased products	$7,115	$5,648
Raw materials	1,654	1,334
Total inventories	$8,769	$6,982

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Estimated Useful Life (in years)			September 30, 2024	December 31, 2023
Property, plant and equipment, net:
Land				$26,280	$27,988
Accommodations assets	3	—	15	1,374,390	1,378,408
Buildings and leasehold improvements	7	—	20	14,198	14,603
Machinery and equipment	4	—	7	14,761	13,255
Office furniture and equipment	3	—	7	69,032	67,248
Vehicles	3	—	5	9,127	10,025
Construction in progress				7,739	12,087
Total property, plant and equipment				1,515,527	1,523,614
Accumulated depreciation				(1,281,663)	(1,253,051)
Total property, plant and equipment, net				$233,864	$270,563

	September 30, 2024	December 31, 2023
Accrued liabilities:
Accrued compensation	$30,511	$33,854
Accrued taxes, other than income taxes	3,307	3,997
Other	2,667	2,672
Total accrued liabilities	$36,485	$40,523

	September 30, 2024	December 31, 2023
Contract liabilities (Deferred revenue):
Current contract liabilities (1)	$2,792	$4,849
Noncurrent contract liabilities (1)	6,363	8,068
Total contract liabilities (Deferred revenue)	$9,155	$12,917

(1)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our unaudited consolidated balance sheets.

Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The decrease in deferred revenue from December 31, 2023 to September 30, 2024 was due to revenue recognized over the contracted terms related to advance payments received from a customer for village enhancements in Australia.

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

The following table summarizes the carrying amount as of September 30, 2024 and December 31, 2023 of the assets classified as held for sale (in thousands):

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	September 30, 2024	December 31, 2023
Assets held for sale:
Property, plant and equipment, net	$—	$5,873
Total assets held for sale	$—	$5,873

7.EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income (loss) attributable to us by the weighted average number of common shares outstanding. For diluted earnings per share, the basic shares outstanding are adjusted by adding all potentially dilutive securities.

The calculation of basic and diluted earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Basic net income (loss) attributable to Civeo Corporation	$(5,091)	$9,022	$(1,997)	$7,132
Diluted net income (loss) attributable to Civeo Corporation	$(5,091)	$9,022	$(1,997)	$7,132

Denominator:
Weighted average shares outstanding - basic	14,293	14,814	14,488	14,980
Dilutive shares - share-based awards	—	77	—	71
Weighted average shares outstanding - diluted	14,293	14,891	14,488	15,051

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$(0.36)	$0.61	$(0.14)	$0.48

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$(0.36)	$0.61	$(0.14)	$0.47

(1)Computations may reflect rounding adjustments.

Share-based awards excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2024 totaled 0.2 million shares. Share-based awards excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2023 totaled fewer than 0.1 million shares.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
8.DEBT

As of September 30, 2024 and December 31, 2023, long-term debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023

U.S. revolving credit facility; weighted average interest rate of 10.4% for the nine month period ended September 30, 2024	$—	$—

Canadian revolving credit facility; weighted average interest rate of 8.4% for the nine month period ended September 30, 2024	50,078	65,554

Australian revolving credit facility; weighted average interest rate of 7.2% for the nine month period ended September 30, 2024	—	—
Total debt	$50,078	$65,554

Amended Credit Agreement
As of December 31, 2023, our Syndicated Facility Agreement, (as then amended, the Credit Agreement) with Royal Bank of Canada, as Canadian administrative agent, provided for a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower. A C$100.0 million term loan facility provided under the Credit Agreement was fully repaid on December 31, 2023.
On June 28, 2024, we entered into the second amendment to the Credit Agreement, which changed the benchmark interest rate for certain Canadian dollar-denominated loans in the Canadian Revolving Facility from Canadian Dollar Offered Rate to Adjusted Term Canadian Overnight Repo Rate Average (CORRA).
On August 8, 2024, we entered into the third amendment to the Credit Agreement (as so amended, the Amended Credit Agreement), which, among other things:

•increased the aggregate revolving loan commitments by $45.0 million under the Amended Credit Agreement, to a maximum principal amount of $245.0 million, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers (the U.S. Facility); (B) a $200.0 million senior secured revolving credit facility in favor of Civeo and certain of our U.S. subsidiaries, as borrowers (the Canadian Facility); and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower, scheduled to mature on August 8, 2028;

•added Civeo USA LLC as a Borrower under the Amended Credit Agreement with respect to the U.S. Facility and the Canadian Facility;

•reduced the interest rate spreads above the benchmark rates by 25 basis points;

•maintained the previous max net leverage ratio and max interest covenant levels; and

•provided for other technical changes and amendments.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to Adjusted Term Secured Overnight Financing Rate (SOFR), which is equal to Term SOFR plus a 10 basis point adjustment, plus a margin of 2.50% to 3.75%, or a base rate plus 1.50% to 2.75%, in each case based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to Adjusted Term CORRA (which is equal to the Term CORRA plus an adjustment of 29.547 basis points for one month terms or 32.138 basis points for three month terms) plus a margin of 2.50% to 3.75%, or a Canadian Prime rate plus a margin of 1.50% to 2.75%, in each case based on a ratio of our total net debt to Consolidated EBITDA. Australian dollar amounts outstanding under the Amended Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.50% to 3.75%, based on a ratio of our total net debt to Consolidated EBITDA.
The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) specified acquisitions; (iv) certain restrictive agreements; (v) transactions with affiliates; and (vi) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and a maximum net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio less than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of September 30, 2024.
Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of September 30, 2024, we had seven lenders that were parties to the Amended Credit Agreement, with total revolving commitments ranging from $15.0 million to $45.0 million. As of September 30, 2024, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $0.8 million under the Canadian facility. We also had outstanding bank guarantees of A$1.6 million under the Australian facility.
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

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of September 30, 2024, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended September 30, 2024 totaled $3.9 million, or (270.6)% of pretax loss, compared to an income tax benefit of $1.2 million, or (15.2)% of pretax income, for the three months ended September 30, 2023. Our effective tax rate for the three months ended September 30, 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. For the three months ended September 30, 2023, our effective tax rate was impacted by considering the U.S. a loss jurisdiction that was removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the nine months ended September 30, 2024 totaled $9.2 million, or 148.3% of pretax income, compared to income tax expense of $2.9 million, or 29.0% of pretax income, for the nine months ended September 30,

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
2023. Our effective tax rate for the nine months ended September 30, 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. For the nine months ended September 30, 2023, our effective tax rate was impacted by considering the U.S. a loss jurisdiction that was removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

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

11.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $1.3 million from $380.7 million at December 31, 2023 to $382.0 million at September 30, 2024, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the nine months of 2024 were primarily driven by the Australian dollar increasing in value compared to the U.S. dollar and the Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$187 million and A$201 million, respectively, at September 30, 2024.

12.SHARE REPURCHASE PROGRAMS AND DIVIDENDS

Share Repurchase Programs

In 2024, 2023 and 2022, our Board of Directors (Board) authorized the repurchase of up to 5.0% of our total common shares which were issued and outstanding, or approximately 711,000, 742,000 and 685,000 common shares, respectively, over a twelve month period.

The repurchase authorization allows repurchases from time to time in open market transactions, including pursuant to trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. We have funded, and intend to continue to fund, repurchases through cash on hand and cash generated from operations. Any common shares repurchased are cancelled in the periods they are acquired and the payment is accounted for as an increase to accumulated deficit in our Unaudited Consolidated Statements of Changes in Shareholders’ Equity in the period the payment is made.

The following table summarizes our common share repurchases for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dollar-value of shares repurchased	$14,208	$1,252	$24,060	$9,222
Shares repurchased	514.8	62.3	922.0	443.2
Average price paid per share	$27.59	$20.05	$26.08	$20.78

Dividends

Our Board declared the following quarterly dividends for the nine months ended September 30, 2024 and 2023. The dividends are eligible dividends pursuant to the Income Tax Act (Canada).

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Date Declared	Record Date	Payment Date	Per Share Amount
July 30, 2024	August 26, 2024	September 16, 2024	$0.25
April 26, 2024	May 27, 2024	June 17, 2024	$0.25
February 2, 2024	February 26, 2024	March 18, 2024	$0.25
September 5, 2023	September 15, 2023	September 29, 2023	$0.25

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

Outstanding Awards

Phantom Share Units. On March 2, 2024, we granted 184,640 phantom share units under the Civeo Plan, which vest in three equal annual installments beginning on March 2, 2025. We also granted 84,408 phantom share units under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on March 2, 2025. During the second quarter of 2024, we granted an additional 25,241 phantom share units under the Civeo Plan. During the third quarter of 2024, we granted an additional 19,971 phantom share units under the Canadian Long-Term Incentive Plan. Phantom share units are settled in cash upon vesting.

During the three months ended September 30, 2024 and 2023, we recognized compensation expense associated with phantom share units totaling $2.1 million and $1.7 million, respectively. During the nine months ended September 30, 2024 and 2023, we recognized compensation expense associated with phantom share units totaling $5.1 million and $4.8 million, respectively. At September 30, 2024, unrecognized compensation cost related to phantom share units was $10.2 million, as remeasured at September 30, 2024, which is expected to be recognized over a weighted average period of 2.0 years.

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

During the three months ended September 30, 2024 and 2023, we recognized compensation expense associated with performance share awards totaling $0.5 million and $1.0 million, respectively. During the nine months ended September 30, 2024 and 2023, we recognized compensation expense associated with performance share awards totaling $1.1 million and $2.5 million, respectively. No performance share awards vested during the three months ended September 30, 2024 and 2023. The total fair value of performance share awards that vested during the nine months ended September 30, 2024 and 2023 was $2.8 million and zero, respectively. At September 30, 2024, unrecognized compensation cost related to performance share awards was $2.3 million, which is expected to be recognized over a weighted average period of 1.6 years.

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. On May 15, 2024, we granted 42,125 restricted share and deferred share awards to our non-employee directors, which vest in their entirety on May 14, 2025.

Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended September 30, 2024 and 2023 totaled $0.3 million and $0.3 million, respectively. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the nine months ended September 30, 2024 and 2023 totaled $0.8 million and $0.8 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended September

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

30, 2024 and 2023 was zero. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the nine months ended September 30, 2024 and 2023 was $1.2 million and $0.9 million, respectively.

At September 30, 2024, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.6 million, which is expected to be recognized over a weighted average period of 0.6 years.

14.SEGMENT AND RELATED INFORMATION

In accordance with current accounting standards regarding disclosures about segments of an enterprise and related information, we have identified two reportable segments, Canada and Australia, which represent our strategic focus on hospitality services and workforce accommodations.

Financial information by business segment for each of the three and nine months ended September 30, 2024 and 2023 is summarized in the following table (in thousands):

	Total revenues	Depreciation and amortization	Operating income (loss)	Capital expenditures	Total assets
Three months ended September 30, 2024
Canada	$57,736	$9,264	$(8,282)	$3,558	$737,194
Australia	116,622	8,086	12,349	3,889	218,733
Corporate, other and eliminations	1,980	90	(4,023)	29	(478,291)
Total	$176,338	$17,440	$44	$7,476	$477,636

Three months ended September 30, 2023
Canada	$95,144	$9,565	$10,811	$3,006	$745,377
Australia	87,885	7,181	9,067	6,244	195,315
Corporate, other and eliminations	543	168	(3,839)	212	(384,098)
Total	$183,572	$16,914	$16,039	$9,462	$556,594

Nine months ended September 30, 2024
Canada	$204,423	$27,912	$(2,801)	$6,300	$737,194
Australia	316,967	23,018	30,033	12,059	218,733
Corporate, other and eliminations	9,781	339	(15,857)	46	(478,291)
Total	$531,171	$51,269	$11,375	$18,405	$477,636

Nine months ended September 30, 2023
Canada	$280,067	$37,067	$9,486	$7,075	$745,377
Australia	247,418	22,099	23,140	13,373	195,315
Corporate, other and eliminations	2,521	111	(10,319)	731	(384,098)
Total	$530,006	$59,277	$22,307	$21,179	$556,594

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
Overview and Macroeconomic Environment
Demand for our hospitality services is driven primarily by ongoing operations of existing natural resource projects in Australia and Canada. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure, as well as the exploration for oil and natural gas. Long-term demand for our services has been driven by natural resource production, maintenance and operation of those facilities as well as expansion of those sites. In general, industry capital spending programs are based on the outlook for commodity prices, production costs, economic growth, global commodity supply/demand, reserve replacement, estimates of resource production, annual maintenance requirements and the expectations of our customers' shareholders. As a result, demand for our hospitality services is sensitive to expected commodity prices, principally related to oil, metallurgical (met) coal, iron ore and liquefied natural gas (LNG), and the resultant impact of these commodity price expectations on our customers' spending. Other factors that can affect our business and financial results include the general global economic environment, including inflationary pressures, supply chain disruptions and labor shortages, volatility affecting the banking system and financial markets, availability of capital to the natural resource industry and regulatory changes in Canada, Australia and other markets, including governmental measures introduced to mitigate climate change.
Commodity Prices
There is continued uncertainty around commodity price levels, driven by many factors including rising fears of a recession resulting from lingering inflation and higher interest rates, an economic slowdown in China and resultant economic stimulus by the Chinese government, the impact of inflationary pressures, actions taken by Organization of the Petroleum Exporting Countries Plus (OPEC+) to adjust oil production levels, geopolitical events such as the ongoing Russia/Ukraine conflict and rising conflict and geopolitical risks in the Middle East, United States (U.S.) oil production levels and regulatory implications on such prices. In particular, these items could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets and in extreme cases reduce production.
Recent Commodity Prices.

Recent West Texas Intermediate (WTI) crude, Western Canadian Select (WCS) crude, met coal and iron ore pricing trends are as follows:

	Average Price (1)
Quarter ended	WTI Crude (per bbl)	WCS Crude (per bbl)	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)
Fourth Quarter through October 25, 2024	$72.34	$59.40	$204.98	$96.34
9/30/2024	75.29	59.97	210.74	94.54
6/30/2024	80.83	67.24	242.93	106.01
3/31/2024	77.01	59.48	307.68	118.54
12/31/2023	78.60	55.31	332.24	122.24
9/30/2023	82.50	66.20	260.12	111.04
6/30/2023	73.54	60.25	243.54	106.98
3/31/2023	75.96	56.61	341.08	117.08

(1)Source: WTI crude prices are from U.S. Energy Information Administration, WCS crude prices and iron ore prices are from Bloomberg and hard coking coal prices are from IHS Markit.
WTI Crude. After reaching historic lows in early 2020 during the start of the COVID-19 pandemic, global oil prices increased to above $100 per barrel in the second quarter 2022. In the second half of 2022 and throughout 2023, oil prices generally declined due to (i) rising fears of a recession resulting from severe inflation and higher interest rates, (ii) resulting lower demand growth for oil and (iii) increasing U.S. oil production. In an effort to support the price of oil amidst demand concerns, OPEC+ countries have extended their 2023 oil production cuts through the remainder of 2024 and into 2025. These production cuts, coupled with the rising geopolitical risks in the Middle East, resulted in rising oil prices during the first half of 2024. Oil prices decreased during the third quarter of 2024 due to increased market concerns over economic growth and demand.
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
WCS prices in the third quarter of 2024 averaged $59.97 per barrel compared to an average of $66.20 in the third quarter of 2023. The WCS Differential decreased from $19.35 per barrel at the end of the fourth quarter of 2023 to $13.66 at the end of the third quarter of 2024. As of October 25, 2024, the WTI price was $71.99 and the WCS price was $59.33, resulting in a WCS Differential of $12.66.
Met Coal. In Australia, 84% of our Australian owned rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the level of global steel production. Following negative growth in both July and August 2024, steel production through September 2024 has weakened by 1.9% when compared to the same period of 2023. While there is positive growth in India and Europe, a decline in production during July and August in China more than offset those stronger production results. As of October 25, 2024, met coal spot prices were $200.70 per tonne. Steel demand is expected to increase marginally in 2024 compared to 2023, with continued improvements in demand from India.

Met coal prices stabilized during the second quarter of 2024 in the range of approximately $220 to $250 per tonne. As steel demand production declined in July and August alongside high met coal inventories, prices for met coal weakened to approximately $190 to $200 per tonne. With supply remaining steady and muted demand, analysts expect prices to remain under pressure through the second half of 2024, with improvement anticipated in early 2025. Improved prices remain contingent on a recovery in demand particularly from China. The decline in Chinese infrastructure spending, along with a weaker Chinese housing market, have impacted prices and are expected to influence near-term outlook. To mitigate this, the Chinese government has put in place a stimulus package to support the domestic real estate market.
Iron Ore. Iron ore prices fluctuated during the first quarter of 2024 and weakened through September 2024, with prices moving between $90 and $100 per tonne. Analysts expect iron ore prices to average $90 to $100 per tonne through the remainder of 2024 and into 2025, with stable supply and muted demand.
Other
Inflationary Pressures. During 2023 and through the third quarter of 2024, inflationary pressures and supply chain disruptions have been, and are being, experienced worldwide. Price increases resulting from inflation and supply chain concerns have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. We are managing inflation risk with negotiated service scope changes and contractual protections.
Labor Shortages. In addition to the macro inflationary impacts on labor costs noted above, we continue to be impacted by increased staff costs as a result of hospitality labor shortages in Australia due to significantly reduced migration in and around Australia affecting labor availability, which has subsequently led to an increased reliance on more expensive temporary labor resources.
LNG. Our Sitka Lodge supports the LNG Canada (LNGC) project and related pipeline projects, specifically the Coastal GasLink Pipeline, the pipeline constructed to transport natural gas feedstock to LNGC. LNGC, a joint venture among Shell Canada Energy, an affiliate of Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing the initial phase of a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). Construction activity of both Phase 1 of the Kitimat LNG Facility and the Coastal GasLink Pipeline are nearing completion in 2024. The majority of our contracted commitments associated with the Coastal GasLink Pipeline were completed in the fourth quarter of 2023. As such, we expect lower occupancy at our Sitka Lodge in the near-term until subsequent phases, or additional construction activity in the region, drive new occupancy demand.

From a macroeconomic standpoint, LNG demand has continued to grow, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. The conflicts between Russia/Ukraine and in the Middle East have further highlighted the need for secure natural gas supply globally, particularly in Europe. Accordingly, experts believe additional investment in LNG supply will be needed to meet the resulting expected long-term LNG demand growth.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	Percentage	2024	2023	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.733	$0.746	($0.01)	(1.7)%	$0.735	$0.743	($0.01)	(1.0)%
Average Australian dollar to U.S. dollar	$0.670	$0.655	$0.02	2.3%	$0.662	$0.669	($0.01)	(1.0)%

	As of
	September 30, 2024	December 31, 2023	Change	Percentage
Canadian dollar to U.S. dollar	$0.741	$0.756	($0.02)	(2.0)%
Australian dollar to U.S. dollar	$0.691	$0.681	$0.01	1.6%

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

Results of Operations
Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2024, is based on a comparison to the corresponding period of 2023.
Results of Operations – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023	Change

	($ in thousands)
Revenues:
Canada	$57,736	$95,144	$(37,408)
Australia	116,622	87,885	28,737
Other	1,980	543	1,437
Total revenues	176,338	183,572	(7,234)
Costs and expenses:
Cost of sales and services
Canada	50,052	65,972	(15,920)
Australia	87,067	63,595	23,472
Other	1,423	729	694
Total cost of sales and services	138,542	130,296	8,246
Selling, general and administrative expenses	19,635	20,236	(601)
Depreciation and amortization expense	17,440	16,914	526
Loss on sale of McClelland Lake Lodge assets, net	171	—	171
Other operating expense	506	87	419
Total costs and expenses	176,294	167,533	8,761
Operating income	44	16,039	(15,995)

Interest expense, net	(1,675)	(3,321)	1,646
Other income (expense)	204	(4,709)	4,913
Income (loss) before income taxes	(1,427)	8,009	(9,436)
Income tax (expense) benefit	(3,862)	1,214	(5,076)
Less: Net income (loss) attributable to noncontrolling interest	(5,289)	9,223	(14,512)
Less: Net income (loss) attributable to noncontrolling interest	(198)	201	(399)
Net income (loss) attributable to Civeo Corporation	$(5,091)	$9,022	$(14,113)

We reported net loss attributable to Civeo for the quarter ended September 30, 2024 of $5.1 million, or $0.36 per diluted share, compared to net income attributable to Civeo for the quarter ended September 30, 2023 of $9.0 million, or $0.61 per diluted share. As further discussed below, net income for the quarter ended September 30, 2023 included $4.9 million of expenses associated with the sale of the McClelland Lake Lodge in Canada.
Revenues. Consolidated revenues decreased $7.2 million, or 4%, in the third quarter of 2024 compared to the third quarter of 2023. This decrease was primarily due to (i) reduced mobile asset activity from pipeline projects in Canada which were largely completed in 2023, (ii) lower year-over-year occupancy in our oil sands lodges in Canada due to the timing and extent of maintenance activity by our customers, (iii) lower occupancy associated with the sale of the McClelland Lake Lodge in Canada and (iv) lower occupancy at our Sitka Lodge in Canada. These items were partially offset by increased activity at our Civeo owned villages in the Australian Bowen Basin and new business in our integrated services villages in Western Australia. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $8.2 million, or 6%, in the third quarter of 2024 compared to the third quarter of 2023. This increase was primarily due to increased occupancy at our Civeo owned villages in the Australian Bowen Basin and new business in our integrated services villages in Western Australia and the associated overhead costs. These items were partially offset by decreased mobile asset activity from pipeline projects in Canada which were largely completed in 2023 and lower costs at various lodges in Canada due to reduced occupancy levels. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expenses decreased $0.6 million, or 3%, in the third quarter of 2024 compared to the third quarter of 2023. This decrease was primarily due to lower incentive compensation cost of $3.4 million. This item was partially offset by higher compensation expense of $1.1 million and higher professional fees of $1.1 million. The increase in compensation expense was primarily due to increased staff and associated recruitment costs in the third quarter of 2024 compared to the third quarter of 2023.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.5 million, or 3%, in the third quarter of 2024 compared to the third quarter of 2023. The increase was primarily due to additional property, plant and equipment placed in service during 2024.
Operating Income. Consolidated operating income decreased $16.0 million, or 100%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to reduced mobile asset activity and lower lodge occupancy in Canada in the third quarter of 2024 compared to the third quarter of 2023. These items were partially offset by higher activity levels in Australia in the third quarter of 2024 compared to the third quarter of 2023.
Interest Expense, net. Net interest expense decreased by $1.6 million, or 50%, in the third quarter of 2024 compared to the third quarter of 2023, primarily related to lower average debt levels and lower interest rates on credit facility borrowings during 2024 compared to 2023.
Other Income (expense). The third quarter of 2023 included expenses of $4.9 million associated with the demobilization of the McClelland Lake Lodge to prepare the assets for sale.
Income Tax (Expense) Benefit. Our income tax expense for the three months ended September 30, 2024 totaled $3.9 million, or (270.6)% of pretax loss, compared to an income tax benefit of $1.2 million, or (15.2)% of pretax income, for the three months ended September 30, 2023. Our effective tax rate for the three months ended September 30, 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Our effective tax rate for the three months ended September 30, 2023 was impacted by considering the U.S. a loss jurisdiction that was removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Income. Other comprehensive income increased $14.0 million in the third quarter of 2024 compared to the third quarter of 2023, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar increased 1% in the third quarter of 2024 compared to a 2% decrease in the third quarter of 2023. The Australian dollar exchange rate compared to the U.S. dollar increased 4% in the third quarter of 2024 compared to a 3% decrease in the third quarter of 2023.

Segment Results of Operations – Canadian Segment

	Three Months Ended September 30,
	2024	2023	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$48,747	$71,417	$(22,670)
Mobile facility rental revenue (2)	123	17,314	(17,191)
Food service and other services revenue (3)	8,866	6,413	2,453
Total revenues	$57,736	$95,144	$(37,408)

Cost of sales and services ($ in thousands)
Accommodation cost	$38,762	$46,063	$(7,301)
Mobile facility rental cost	361	11,636	(11,275)
Food service and other services cost	8,385	5,867	2,518
Indirect other costs	2,544	2,406	138
Total cost of sales and services	$50,052	$65,972	$(15,920)

Gross margin as a % of revenues	13.3%	30.7%	(17.4)%

Average daily rate for lodges (4)	$100	$98	$2

Total billed rooms for lodges (5)	483,767	726,364	(242,597)

Average Canadian dollar to U.S. dollar	$0.733	$0.746	$(0.013)

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

Our Canadian segment reported revenues in the third quarter of 2024 that were $37.4 million, or 39%, lower than the third quarter of 2023. The revenue decrease was driven by (i) reduced mobile asset activity from pipeline projects which were largely completed in 2023, (ii) lower occupancy associated with the sale of the McClelland Lake Lodge and (iii) lower year-over-year occupancy in our oil sands lodges due to the timing and extent of maintenance activity by our customers. In addition, our Sitka Lodge had lower occupancy as the Kitimat LNG facility nears completion.

Our Canadian segment cost of sales and services decreased $15.9 million, or 24%, in the third quarter of 2024 compared to the third quarter of 2023. The cost of sales and services decrease was driven by lower costs related to reduced mobile asset activity from pipeline projects which were largely completed in 2023 and lower costs at various lodges due to reduced occupancy levels.

Our Canadian segment gross margin as a percentage of revenues decreased from 30.7% in the third quarter of 2023 to 13.3% in the third quarter of 2024. This was primarily driven by lower margins at our lodges due to reduced efficiencies at lower occupancy level and reduced mobile asset activity from pipeline projects which were largely completed in 2023.

Segment Results of Operations – Australian Segment

	Three Months Ended September 30,
	2024	2023	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$51,370	$46,012	$5,358
Food service and other services revenue (2)	65,252	41,873	23,379
Total revenues	$116,622	$87,885	$28,737

Cost of sales and services ($ in thousands)
Accommodation cost	$24,783	$22,404	$2,379
Food service and other services cost	58,787	38,898	19,889
Indirect other cost	3,497	2,293	1,204
Total cost of sales and services	$87,067	$63,595	$23,472

Gross margin as a % of revenues	25.3%	27.6%	(2.3)%

Average daily rate for villages (3)	$79	$74	$5

Total billed rooms for villages (4)	647,358	623,436	23,922

Average Australian dollar to U.S. dollar	$0.670	$0.655	$0.015

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

Our Australian segment reported revenues in the third quarter of 2024 that were $28.7 million, or 33%, higher than the third quarter of 2023. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 2.3% in the third quarter of 2024 compared to the third quarter of 2023 resulted in a $2.5 million period-over-period increase in revenues. On a constant currency basis, the Australian segment experienced a 30% period-over-period increase in revenues. Excluding the impact of the stronger Australian exchange rate, the increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen Basin and new business in our integrated services villages in Western Australia. Billed rooms in Civeo owned villages were up 3.8% in the third quarter of 2024 due to increased activity in the Bowen Basin coupled with recent contract renewals and extensions.

Our Australian segment cost of sales and services increased $23.5 million, or 37%, in the third quarter of 2024 compared to the third quarter of 2023. The strengthening of the average exchange rate for Australian dollars relative to the U.S. dollar by 2.3% in the third quarter of 2024 compared to the third quarter of 2023 resulted in a $1.9 million period-over-period increase in cost of sales and services. Excluding the impact of the stronger Australian exchange rate, the increase in cost of sales and services in the Australian segment was largely driven by increased occupancy at our Civeo owned villages in the Bowen Basin and new business in our integrated services villages in Western Australia and the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues decreased to 25.3% in the third quarter of 2024 from 27.6% in the third quarter of 2023. This was primarily driven by an increased relative revenue contribution from our integrated services business, which has a service-only business model, and generates lower overall gross margins than our accommodation business. The reduced gross margin was partially offset by improved profitability across the integrated services villages in the third quarter of 2024.

Results of Operations – Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	Change

	($ in thousands)
Revenues:
Canada	$204,423	$280,067	$(75,644)
Australia	316,967	247,418	69,549
Other	9,781	2,521	7,260
Total revenues	531,171	530,006	1,165
Costs and expenses:
Cost of sales and services
Canada	166,158	211,722	(45,564)
Australia	234,217	180,448	53,769
Other	9,446	3,065	6,381
Total cost of sales and services	409,821	395,235	14,586
Selling, general and administrative expenses	55,708	52,885	2,823
Depreciation and amortization expense	51,269	59,277	(8,008)
Impairment expense	7,823	—	7,823
Gain on sale of McClelland Lake Lodge assets, net	(5,817)	—	(5,817)
Other operating expense	992	302	690
Total costs and expenses	519,796	507,699	12,097
Operating income	11,375	22,307	(10,932)

Interest expense, net	(6,141)	(10,499)	4,358
Other income (expense)	967	(1,832)	2,799
Income before income taxes	6,201	9,976	(3,775)
Income tax expense	(9,199)	(2,897)	(6,302)
Less: Net income (loss) attributable to noncontrolling interest	(2,998)	7,079	(10,077)
Less: Net loss attributable to noncontrolling interest	(1,001)	(53)	(948)
Net income (loss) attributable to Civeo Corporation	$(1,997)	$7,132	$(9,129)

We reported net loss attributable to Civeo for nine months ended September 30, 2024 of $2.0 million, or $0.14 per diluted share. As further discussed below, net loss included $5.8 million of net gains associated with the sale of the McClelland Lake Lodge in Canada and a $7.8 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.
We reported net income attributable to Civeo for the nine months ended September 30, 2023 of $7.1 million, or $0.47 per diluted share. As further discussed below, net income included $4.9 million of expenses associated with the sale of the McClelland Lake Lodge in Canada.
Revenues. Consolidated revenues increased $1.2 million, or 0.2%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to increased activity at our Civeo owned villages in the Australian Bowen Basin and new business in our integrated services villages in Western Australia. These items were partially offset by decreased mobile asset activity from pipeline projects in Canada which were largely completed in 2023 and lower year-over-year occupancy at certain lodges in Canada in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $14.6 million, or 4%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to increased occupancy at our Civeo owned villages in our Australian Bowen Basin and new business in our integrated services villages in Western Australia and the associated overhead costs. These items were partially offset by the decrease in cost of sales and services largely driven by reduced mobile asset activity from pipeline projects in Canada which were largely completed in 2023 and lower costs at certain lodges in Canada in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expenses increased $2.8 million, or 5%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase was primarily due to higher compensation expense of $4.1 million, higher travel and entertainment costs of $1.1 million and higher professional fees of $1.8 million. The increase in compensation expense was primarily due to $1.1 million in severance costs related to the departure of our former Chief Financial Officer, other severance costs and increased staff and associated recruitment costs. These items were partially offset by lower incentive compensation costs of $3.5 million, lower share-based compensation expense of $1.2 million and a weaker Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in share-based compensation expense was primarily due to forfeitures and reduced performance share expense due to a lower probability of achieving performance criteria during 2024 compared to 2023, partially offset by the changes in our share price during 2024 compared to 2023.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $8.0 million, or 14%, in nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to certain assets becoming fully depreciated in Canada, including the McClelland Lake Lodge, in the nine months ended September 30, 2023 and lower depreciation and amortization expense due to a weaker Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. These items were partially offset by higher depreciation and amortization expense due to additional property, plant and equipment placed in service during 2024.
Impairment Expense. We recorded pre-tax impairment expense of $7.8 million in nine months ended September 30, 2024 associated with long-lived assets in Australia and the U.S.
See Note 3 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
Gain on Sale of McClelland Lake Lodge Assets, net. We recorded $5.8 million in net gains associated with the sale of the McClelland Lake Lodge in the nine months ended September 30, 2024.
Operating Income. Consolidated operating income decreased $10.9 million, or 49%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to reduced mobile asset activity and lower lodge occupancy in Canada and impairment expenses in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. These items were partially offset by higher activity levels in Australia and lower depreciation and amortization expense in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Interest Expense, net. Net interest expense decreased by $4.4 million, or 42%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily related to lower average debt levels during 2024 compared to 2023, which decreased approximately 51%, partially offset by higher interest rates on credit facility borrowings.
Other Income. Consolidated other income increased $2.8 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to expenses of $4.9 million associated with the demobilization of the McClelland Lake Lodge to prepare the assets for sale, partially offset by higher gain on the sale of assets related to the sale of our Louisiana accommodation assets in the U.S. in the nine months ended September 30, 2023.
Income Tax Expense. Our income tax expense for the nine months ended September 30, 2024 totaled $9.2 million, or 148.3% of pretax income, compared to an income tax expense of $2.9 million, or 29.0% of pretax income, for the nine months ended September 30, 2023. Our effective tax rate for the nine months ended September 30, 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision. Our effective tax rate for the nine months ended September 30, 2023 was impacted by considering the U.S. a loss jurisdiction that was removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Loss. Other comprehensive loss decreased $5.5 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 2% in the nine months ended September 30, 2024 compared to a 0.2% increase in the nine months ended September 30, 2023. The Australian dollar exchange rate compared to the U.S. dollar increased 2% in the nine months ended September 30, 2024 compared to a 5% decrease in the nine months ended September 30, 2023.

Segment Results of Operations – Canadian Segment

	Nine Months Ended September 30,
	2024	2023	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$180,793	$208,000	$(27,207)
Mobile facility rental revenue (2)	1,473	54,752	(53,279)
Food service and other services revenue (3)	22,157	17,315	4,842
Total revenues	$204,423	$280,067	$(75,644)

Cost of sales and services ($ in thousands)
Accommodation cost	$132,679	$150,592	$(17,913)
Mobile facility rental cost	4,413	37,736	(33,323)
Food service and other services cost	20,839	15,701	5,138
Indirect other costs	8,227	7,693	534
Total cost of sales and services	$166,158	$211,722	$(45,564)

Gross margin as a % of revenues	18.7%	24.4%	(5.7)%

Average daily rate for lodges (4)	$97	$98	$(1)

Total billed rooms for lodges (5)	1,846,163	2,093,459	(247,296)

Average Canadian dollar to U.S. dollar	$0.735	$0.743	$(0.008)

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

Our Canadian segment reported revenues in the nine months ended September 30, 2024 that were $75.6 million, or 27%, lower than the nine months ended September 30, 2023. The revenue decrease was driven by (i) reduced mobile asset activity from pipeline projects which were largely completed in 2023, (ii) lower year-over-year occupancy in our oil sands lodges due to the timing and extent of maintenance activity by our customers and (iii) declined occupancy associated with the sale of the McClelland Lake Lodge. In addition, occupancy at our Sitka Lodge has declined as the Kitimat LNG facility nears completion.

Our Canadian segment cost of sales and services decreased $45.6 million, or 22%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The cost of sales and services decrease was driven by lower costs related to reduced mobile asset activity from pipeline projects which were largely completed in 2023 and lower costs at various lodges due to reduced occupancy levels.

Our Canadian segment gross margin as a percentage of revenues decreased from 24.4% in the nine months ended September 30, 2023 to 18.7% in the nine months ended September 30, 2024. This was primarily driven by reduced mobile asset activity from pipeline projects which were largely completed in 2023 and mobile camp demobilization costs of approximately $3.6 million which were incurred in the first nine months of 2024. In addition, margins at our lodges were lower due to reduced efficiencies at lower occupancy levels.

Segment Results of Operations – Australian Segment

	Nine Months Ended September 30,
	2024	2023	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$147,391	$130,953	$16,438
Food service and other services revenue (2)	169,576	116,465	53,111
Total revenues	$316,967	$247,418	$69,549

Cost of sales and services ($ in thousands)
Accommodation cost	$70,990	$63,670	$7,320
Food service and other services cost	154,218	110,132	44,086
Indirect other cost	9,009	6,646	2,363
Total cost of sales and services	$234,217	$180,448	$53,769

Gross margin as a % of revenues	26.1%	27.1%	(1.0)%

Average daily rate for villages (3)	$78	$76	$2

Total billed rooms for villages (4)	1,886,647	1,734,004	152,643

Average Australian dollar to U.S. dollar	$0.662	$0.669	$(0.007)

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

Our Australian segment reported revenues in the nine months ended September 30, 2024 that were $69.5 million, or 28%, higher than the nine months ended September 30, 2023. The increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen Basin and new business in our integrated services villages in Western Australia. Billed rooms in Civeo owned villages were up 8.8% in the first nine months of 2024 due to increased activity in the Bowen Basin, Western Australia and the Gunnedah Basin coupled with recent contract renewals and extensions.

Our Australian segment cost of sales and services increased $53.8 million, or 30%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in the Australian segment was largely driven by increased occupancy at our Civeo owned villages in the Bowen Basin and new business in our integrated services villages in Western Australia and the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues decreased to 26.1% in the nine months ended September 30, 2024 from 27.1% in the nine months ended September 30, 2023. This was primarily driven by an increased relative revenue contribution from our integrated services business, which has a service-only business model and therefore generates lower overall gross margins than our accommodation business. The reduced gross margin was partially offset by improved profitability across our integrated services villages in the nine months ended September 30, 2024.

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

The following table summarizes our consolidated liquidity position as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Lender commitments	$245,000	$200,000
Borrowings against revolving credit capacity	(50,078)	(65,554)
Outstanding letters of credit	(1,053)	(1,353)
Unused availability	193,869	133,093
Cash and cash equivalents	17,910	3,323
Total available liquidity	$211,779	$136,416

Cash totaling $74.0 million was provided by operations during the nine months ended September 30, 2024, compared to $56.6 million provided by operations during the nine months ended September 30, 2023. During the nine months ended September 30, 2024 and 2023, $26.8 million was provided by working capital and $20.0 million was used in working capital, respectively. The year-over-year increase in cash provided by working capital in 2024 compared to 2023 is largely due to the collection of holdbacks in Canada related to the completion of mobile asset pipeline projects during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, partially offset by decreased accounts payable and accrual balances.

Cash was used in investing activities during the nine months ended September 30, 2024 in the amount of $7.5 million, compared to cash used in investing activities during the nine months ended September 30, 2023 in the amount of $14.1 million. The decrease in cash used in investing activities was primarily due to higher proceeds from the sale of property, plant and equipment and lower capital expenditures. We received net proceeds from the sale of property, plant and equipment of $10.7 million during the nine months ended September 30, 2024 related to the sale of our McClelland Lake Lodge accommodation assets in Canada and the sale of our Louisiana land in the U.S., compared to $7.1 million during the nine months ended September 30, 2023 primarily related to the sale of our McClelland Lake Lodge accommodation assets in Canada and Louisiana accommodation assets in the U.S. Capital expenditures totaled $18.4 million and $21.2 million during the nine months ended September 30, 2024 and 2023, respectively. Capital expenditures in both periods were primarily related to maintenance. In addition, our 2024 capital expenditures included approximately $2.9 million related to customer-funded infrastructure upgrades in Australia compared to $4.4 million in 2023.

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

Net cash of $48.3 million was used in financing activities during the nine months ended September 30, 2024 primarily due for repurchases of our common shares of $24.1 million, dividend payments of $11.0 million, net repayments under our revolving credit facilities of $9.2 million, debt issuance costs of $3.0 million and payments to settle tax obligations on vested shares under our share-based compensation plans of $1.1 million. Net cash of $42.0 million was used in financing activities during the nine months ended September 30, 2023 primarily due to term loan repayments of $22.3 million, repurchases of our common shares of $9.2 million, net repayments under our revolving credit facilities of $6.7 million and dividend payments of $3.7 million.

The following table summarizes the changes in debt outstanding during the nine months ended September 30, 2024 (in thousands):

Balance at December 31, 2023	$65,554
Borrowings under revolving credit facilities	233,613
Repayments of borrowings under revolving credit facilities	(242,859)
Translation	(6,230)
Balance at September 30, 2024	$50,078

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

In September 2024, our Board of Directors (Board) authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 710,556 common shares, over a twelve month period. In addition, our Board declared quarterly dividends of $0.25 per common share to shareholders in the first, second and third quarters of 2024. These dividends were eligible dividends pursuant to the Income Tax Act (Canada). See Note 12 – Share Repurchase Programs and Dividends to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Amended Credit Agreement
As of September 30, 2024, the Amended Credit Agreement provides for a $245.0 million revolving credit facility scheduled to mature on August 8, 2028, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $200.0 million senior secured revolving credit facility in favor of Civeo and certain of our U.S. subsidiaries, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower.

As of September 30, 2024, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $0.8 million under the Canadian facility. We also had outstanding bank guarantees of A$1.6 million under the Australian facility.

See Note 8 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Dividends

We intend to pay regular quarterly dividends on our common shares, with all future dividend payments subject to quarterly review and approval by our Board. The declaration and amount of all potential future dividends will be at the discretion of our Board and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the Board deems relevant. In addition, our ability to pay cash dividends on common shares is limited by covenants in the Amended Credit Agreement. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes if we are required to repatriate foreign earnings to pay such dividends. The amount per share of our dividend payments may be changed, or dividends may be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will continue to pay a dividend in the future.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2024, we had $50.1 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.5 million annually, based on our floating-rate debt obligations and interest rates in effect as of September 30, 2024.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our reporting currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$187 million and A$201 million, respectively, at September 30, 2024. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of September 30, 2024 would result in translation adjustments of approximately $19 million and $20 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended September 30, 2024.

	Total Number of Shares Purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
July 1, 2024 - July 31, 2024	5,606	(1)	$24.91	5,606	166,771
August 1, 2024 - August 31, 2024	18,840	(1)	$27.76	18,840	147,931
September 1, 2024 - September 30, 2024	490,345	(1) (2)	$27.61	490,345	361,247	(2)
Total	514,791		$27.59	514,791	361,247

(1)In 2023, our Board authorized a common share repurchase program (the 2023 Share Repurchase Program), which expired in September 2024, to repurchase up to 5.0% of our total common shares which were issued and outstanding, or 742,134 common shares. We repurchased an aggregate of 165,482 of our common shares outstanding for approximately $4.5 million under the 2023 Share Repurchase Program during the three months ended September 30, 2024.
(2)In September 2024, our Board authorized the repurchase of up to 5% of our total common shares which were issued and outstanding, or 710,556 common shares (the 2024 Share Repurchase Program). Under the Share Repurchase Program, we may repurchase shares through open market repurchases, pursuant to a Rule 10b5‑1 compliant plan, or in privately negotiated transactions. The Share Repurchase Program expires 12 months from the date of the first repurchase and was made pursuant to a foreign issuer bid exemption under Canadian securities law, which permits us to make repurchases in excess of 5% (subject to approval by our Board). We repurchased an aggregate of 349,309 of our common shares outstanding for approximately $9.7 million under the 2024 Share Repurchase Program during the three months ended September 30, 2024.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)INDEX OF EXHIBITS

Exhibit No.		Description

10.1	—
Third Amendment to Syndicated Facility Agreement, dated as of August 8, 2024, by and among Civeo Corporation, Civeo Pty Limited, Civeo USA LLC and Civeo Management LLC, as Borrowers, the Lenders named therein, Royal Bank of Canada, as Administrative Agent, U.S. Collateral Agent, Canadian Administrative Agent, Canadian Collateral Agent and an Issuing Bank and RBC Europe Limited, as Australian Administrative Agent, Australian Collateral Agent and an Issuing Bank (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-36246) filed on August 13, 2024).

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

CIVEO CORPORATION

Date: October 30, 2024	By /s/ E. Collin Gerry
E. Collin Gerry
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)