Form 10-K
period 2024-12-31
Civeo Corp
filed 2025-02-27
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Three Allen Center, 333 Clay Street, Suite 4400,
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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was $342,546,231.

The Registrant had 13,653,647 common shares outstanding as of February 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2025 Annual General Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In any forward-looking statement where we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking this into account, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us:

•the ability to consummate our pending acquisition of four villages in Australia’s Bowen Basin and successfully integrate such assets into our existing operations;

•the level of supply and demand for metallurgical (met) coal, oil, natural gas, iron ore and other minerals;

•the level of activity, spending and natural resource development in Australia and Canada;

•the level of demand, particularly from China and India, for coal and other natural resources from Australia;

•the availability of attractive natural resource projects and assets, which may be affected by governmental actions, including changes in royalty or tax regimes, or environmental activists which may restrict drilling or development;

•fluctuations or sharp declines in the current and future prices of coal, oil, natural gas, iron ore and other minerals;

•failure by our customers to reach positive final investment decisions on, or otherwise not complete, projects with respect to which we have been awarded contracts to provide related hospitality services, which may cause those customers to terminate or postpone the contracts;

•fluctuations in currency exchange rates;

•general global economic conditions, such as the pace of global economic growth, a general slowdown in the global economy, supply chain disruptions, labor shortages, inflationary pressures and geopolitical events such as the ongoing Russia/Ukraine and Middle East conflicts;

•changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof, including taxing authorities not agreeing with our assessment of the effects of such laws, treaties and regulations;

•changes to government and environmental regulations, including climate change legislation and clean energy policies;

•global weather conditions, natural disasters, including wildfires, global health concerns and security threats, including cybersecurity incidents;

•our ability to hire and retain skilled personnel;

•the availability and cost of capital, including instability in the banking sector and the ability to access the debt and equity markets;

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

Our Company

We provide hospitality services to remote workforces in Australia and Canada, including catering and food service, lodging, housekeeping and maintenance at accommodation facilities that we or our customers own. We provide services that support the day-to-day operations of these facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also manage development activities for workforce accommodation facilities, including site selection, permitting, engineering and design and manufacturing and site construction management, along with providing hospitality services once the facility is constructed.

We primarily operate in some of the world’s most active met coal, oil, liquefied natural gas (LNG) and iron ore producing regions, where, in many cases, traditional hospitality accommodations and related infrastructure services often are not accessible, sufficient or cost effective. Our customers include mining companies, major and independent oil companies, engineering companies and oilfield and mining service companies. Our extensive suite of services enables us to meet the unique needs of each of our customers, while providing comfortable accommodations for their employees. Our customers can outsource their hospitality accommodations needs to a single supplier, maintaining employee welfare and satisfaction while focusing their investment on their core resource production efforts.

Our Company is built on the foundation of the following core values: Safety, Respect, Care, Excellence, Integrity and Collaboration. We put the safety of our employees and guests above all. We act with respect in all that we do. We care about our people, guests, customers, environment and communities. We deliver service excellence with passion and pride. We strive to operate with integrity, earning trust and delivering on our promises. We collaborate to share perspectives and to achieve shared success. We firmly believe that living and integrating these values into our operations is a strategic advantage that drives innovation, builds resilience and creates lasting value for our stakeholders.

Our hospitality services span the lifecycle of customer projects, from the initial exploration and resource delineation to long-term production. Initially, as customers assess the resource potential and determine how they will develop it, they typically need our hospitality services for a limited number of employees for an uncertain duration of time. Our fleet of mobile assets in Canada is well-suited to support this initial exploratory stage as customers evaluate their development and construction plans. As development of the resource begins, we can serve their needs through either: (i) our integrated services model in customer-owned facilities, (ii) our scalable lodge or village model or (iii) our fleet of mobile assets, particularly for shorter term projects such as pipeline construction and seasonal drilling programs. As projects grow and headcount needs increase, we are able to meet our customers growing needs at our accommodation facilities or with our hospitality services. By providing infrastructure support and hospitality services early in the project lifecycle, we are well positioned to continue to service our customers throughout the production phase, which typically lasts decades.

We own and operate 25 lodges and villages with approximately 26,000 rooms. We operate approximately 19,000 rooms across 22 locations where the accommodations assets are owned by our customers. Additionally, in Canada, we also offer a fleet of mobile assets which serve shorter term projects, such as pipeline construction. We have long-standing relationships with many of our customers, many of whom are, or are affiliates of, large, investment-grade energy and mining companies.

For the years ended December 31, 2024, 2023 and 2022, we generated $682.1 million, $700.8 million and $697.1 million in revenues and $1.3 million, $39.5 million and $17.0 million in operating income, respectively. The majority of our operations, assets and income are derived from the hospitality services provided at lodges and villages we own that have historically been contracted by our customers under multi-year, take-or-pay or exclusivity contracts. The hospitality services we provide at these facilities generated 60% of our revenue for the year ended December 31, 2024. Important performance metrics include revenue related to our major properties, average daily rates and aggregate billed rooms. The following summarizes these key statistics for the periods presented in this annual report.

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except for room counts and average daily rate)
Accommodation and Other Services Revenue (1)
Canada	$214,774	$266,926	$279,455
Australia	196,684	177,834	152,714
Other	10,079	11,205	3,058
Total Accommodation and Other Services Revenue	$421,537	$455,965	$435,227

Mobile Facility Rental Revenue (2)
Canada	$1,523	$61,899	$96,400
Other	—	—	18,367
Total Mobile Facility Rental Revenue	$1,523	$61,899	$114,767

Food Service and Other Services Revenue (3)
Canada	$28,790	$23,970	$20,142
Australia	230,272	158,929	125,538
Other	—	42	90
Total Food Service and Other Services Revenue	$259,062	$182,941	$145,770

Manufacturing Revenue (4)
Other	$—	$—	$1,288
Total Manufacturing Revenue	$—	$—	$1,288

Total Revenue	$682,122	$700,805	$697,052

Average Daily Rates for Lodges and Villages (5)
Canada	$97	$97	$100
Australia	$78	$75	$75

Total Billed Rooms for Lodges and Villages (6)
Canada	2,205,700	2,710,784	2,759,521
Australia	2,524,108	2,371,763	2,024,068

Average Exchange Rate
Canadian dollar to U. S. dollar	$0.73	$0.74	$0.77
Australian dollar to U. S. dollar	$0.66	$0.66	$0.69

(1)Includes revenues related to lodge and village rooms and hospitality services for Civeo owned rooms for the periods presented.
(2)Includes revenues related to mobile assets for the periods presented.
(3)Includes revenues related to food service, laundry and water and wastewater treatment services and facilities management for the periods presented.
(4)Includes revenues related to modular construction and manufacturing services for the periods presented. Civeo's remaining manufacturing operations in Louisiana were sold in the fourth quarter of 2022.
(5)Average daily rate is based on billed rooms and accommodation and other services revenue for Civeo owned rooms during the periods presented.
(6)Billed rooms represents total billed days for Civeo owned rooms for the periods presented.

Our History

Our history is one of identifying customer and market needs and developing economic solutions. Our historical experience in Canada began in small, mobile camps and evolved into owning and managing large scale remote accommodations. In Australia, our operations originated with a similar build-own-operate model as we operate in our Canadian lodges. Since then and with the addition of an acquisition, we have evolved our service delivery to include operating customer-owned locations with the same hospitality services that we provide at our owned villages.

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

In 2018, we acquired Noralta Lodge Ltd., which provided remote hospitality services in Alberta, Canada through eleven lodges comprising over 5,700 owned rooms and 7,900 total rooms. Over time, we have developed into Canada’s largest third-party provider of accommodations and hospitality services in the Canadian oil sands region.

During 2015, we entered the Canadian LNG market with the construction of our Sitka Lodge. LNG Canada (LNGC), a joint venture among Shell Canada Energy, an affiliate of Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). Construction activity of Phase 1 of the Kitimat LNG Facility is nearing completion, with commercial operations expected to begin in mid-2025. The Coastal GasLink Pipeline was completed in 2024 and entered commercial operations. The majority of our contracted commitments associated with the Coastal GasLink Pipeline were completed in the fourth quarter of 2023. As such, we expect continued lower occupancy at our Sitka Lodge in the near-term until subsequent phases of the LNGC project are approved and commence, or additional construction activity in the region drive increased occupancy demand.

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

In 2019, we acquired Action Industrial Catering, a provider of catering and managed services (which we refer to as our integrated services business) to the mining industry in Western Australia. This acquisition enhanced our service offering, expanded our geographic footprint, added exposure to new commodities in Australia and underlined our focus on pursuing growth opportunities that fit within our core competencies and strategic direction.

Our Customers

We provide our hospitality services to customers in the natural resources industry. Our scalable facilities provide long-term and temporary workforce accommodations where, in many cases, traditional hospitality accommodations and related infrastructure services often are not accessible, sufficient or cost effective.

Through our wide range of hospitality services offerings, we are able to identify, solve and implement solutions and services that enhance the guest experience and reduce the customer’s total cost of housing a workforce in a remote operating location. In addition to catering and food service, lodging, housekeeping and maintenance at accommodation facilities that we or our customers own, our hospitality services have evolved to include fitness centers, water and wastewater treatment, laundry service and many other enhancements.

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

Historically, Australian mining companies and Canadian oil sands developers built and owned the accommodations necessary to house their personnel in these remote regions because local labor and third-party owned rooms were not available. Over the past 20 years, and increasingly over the past 10 years, some customers have moved away from the insourcing business model for a portion of their accommodation needs as they recognize that owning accommodations and providing the related hospitality services are non-core investments for their business.

The accommodations outsourcing model is effective in regions in which multiple customers have on-going or prospective projects where third-party owned and operated accommodations assets can service multiple customers. This allows those customers to share some of the costs associated with their peak accommodations needs, including infrastructure (power, water, sewer and information technology) and central dining and recreation facilities. The Queensland Bowen Basin region and the Canadian oil sands region are two geographic areas that fit this market dynamic.
Initial demand for our hospitality services has historically been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure. Long-term demand for our services has been driven by natural resource production, maintenance, operation and expansion of those facilities. In general, industry capital spending programs are based on the outlook for commodity prices, production costs, economic growth, perceived political risk, global commodity supply/demand, estimates of resource production and the expectations of our customers' shareholders. As a result, demand for our hospitality services is largely sensitive to expected commodity prices, principally related to met coal, oil, LNG and iron ore, and the resultant impact of these commodity price expectations on our customers’ spending. Other factors that can affect our business and financial results include the general global economic environment, including inflationary pressures, supply chain disruptions and labor shortages, instability affecting the global banking system and financial markets, availability of capital to the natural resource industry and regulatory changes in Canada, Australia and other markets, including governmental measures introduced to fight climate change.

We believe that our existing industry divides accommodations into two primary types: (i) lodges and villages and (ii) mobile assets. Civeo is principally focused on hospitality services at lodges and villages that are either owned by Civeo or customer-owned. Lodges and villages typically contain a larger number of rooms and require more time and capital to develop. These facilities typically have dining areas, meeting rooms, recreational facilities, pubs and taverns and landscaped grounds where weather permits. Lodges and villages are generally supported by multi-year, take-or-pay or exclusivity contracts. These facilities are designed to serve the long-term needs of customers in developing and producing their natural resource developments. Mobile assets are designed to follow customers’ activities and can be deployed rapidly to scale. They are often used to support conventional and in-situ drilling crews, as well as pipeline and seismic crews, and are contracted on a project-by-project or short-term basis. Oftentimes, customers will initially require mobile assets as they evaluate or initially develop a field or mine. Mobile asset projects can be dedicated and committed to a single customer or project or can serve multiple customers.

Our Competitors

The accommodation facilities market supporting the natural resource industry is segmented into competitors that serve components of the overall value chain, but very few offer the entire suite of hospitality services to customers. We estimate that customer-owned rooms represent over 50% of the market. Engineering firms such as Bechtel and Fluor often design accommodations facilities. Many public and private firms, such as ATCO Structures & Logistics Ltd. (ATCO), Alta-Fab Structures Ltd. and Northgate Industries Ltd., build modular accommodations for sale. Dexterra Group Inc. (Dexterra), Black Diamond Group Limited (Black Diamond), ATCO, Royal Camp Services Ltd. and Target Hospitality Corp. primarily own and lease units to customers and, in some cases, provide facility management services, usually on a shorter-term basis with a more limited number of rooms, similar to our mobile assets business. Facility service companies, such as Aramark Corporation (Aramark), Sodexo Inc. (Sodexo), Compass Group PLC (Compass Group) and Cater Care Australia Pty. Ltd. (Cater Care), typically do not invest in and own the accommodations assets but will provide hospitality services at third-party or customer-owned facilities.

Australia

Overview

During the year ended December 31, 2024, we generated 63% of our revenue from our Australian operations. As of December 31, 2024, we owned 8,950 rooms across eight villages, of which 7,488 rooms service the Bowen Basin of central Queensland, one of the premier met coal basins in the world. We are Australia’s largest provider of hospitality services for people working in the Bowen Basin. We provide hospitality services on a day rate basis to mining and related service companies (including construction contractors), typically under short- and medium-term contracts (from several months to six years) with minimum nightly room commitments. In addition, we provide integrated services to the mining industry in Western Australia and South Australia. On February 18, 2025, we entered into a definitive asset purchase agreement with a private seller to acquire four villages with 1,340 rooms in Australia’s Bowen Basin and the associated long-term customer contracts (the “Proposed Acquisition”). Under the terms of the agreement, Civeo would acquire the assets and customer contracts for total cash consideration of A$105 million, or approximately US$67 million, funded with cash on hand and borrowings from its existing revolving credit facility. The Proposed Acquisition is anticipated to close in the second quarter of 2025, subject to regulatory approvals and customary conditions.

Australian Market

As the largest contributor to exports and a major contributor to the country’s gross domestic product and government revenue, the Australian natural resources industry plays a vital role in the Australian economy. Australia has broad natural resources, including met and thermal coal, iron ore, conventional and coal seam gas, base metals, copper, lithium and precious metals such as gold. Australia is the largest exporter of met coal and iron ore in the world, in addition to being in close proximity to the largest steel producing countries in the world, primarily in Southeast Asia and India. The growth of Australian natural resource commodity exports over the last decade has been largely driven by strong Asian demand for met coal, iron ore and LNG. Australia’s resources are primarily located in remote regions of the country that lack infrastructure and resident labor forces to produce these resources, as the majority of Australia’s population is located on the east coast of the country. As a result, much of the natural resources labor force works on a rotational basis, which often requires a commute from a major city or the coast to a living arrangement near the resource projects. Consequently, there is substantial need for workforce accommodations and hospitality services to support resource production in the country. Workforce accommodations have historically been built and owned by the resource developer/owner, with third parties providing the hospitality and facility management services, typical of an insourcing business model.

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

Our Australian operations primarily serve the Bowen Basin of Queensland and the Pilbara region in Western Australia. During the year ended December 31, 2024, our five villages in the Bowen Basin generated 40% of our Australian revenue, or 25% of our consolidated revenue. The Bowen Basin contains one of the largest coal deposits in Australia and is renowned for its premium met coal. In addition, we provide village operation and mine site cleaning services at 11 customer locations in the Pilbara region, which is renowned for high grade iron ore production. Our villages and customer-owned locations are focused on the mines in the central portion of the Pilbara and Bowen Basins and are well positioned for the active mines in the region.

Beyond met coal and iron ore markets served in the Pilbara and Bowen Basins, we serve several other markets with three additional villages and ten customer-owned villages. At the end of 2024, we had two villages with over 1,000 combined rooms in the Gunnedah Basin, a thermal and met coal region in New South Wales. In Western Australia, we serve workforces related to LNG facilities operations on the Northwest Shelf through our Karratha village. In addition, we provide hospitality services in Western Australia and South Australia at ten customer-owned villages which support workforces related to nickel, copper, zinc, silver and gold production in the Goldfields-Esperance region, lithium production in the Pilbara region and copper, silver and gold in Western Australia and South Australia.

Australian Village Locations

PORT HEDLAND
Karratha
Pilbara Basin
LEONORA
PERTH
KALGOORLIE
MACKAY
Nebo
Coppabella
Moranbah
Dysart
Middlemount
Bowen Basin
BRISBANE
Narrabri
Boggabri
Gunnedah Basin
SYDNEY
Office Locations
Plays of Interest
Village Locations
Civeo Integrated Services Villages

Owned Rooms in our Australian Villages

			As of December 31,
Villages	Resource Basin	Commodity	2024	2023	2022
Coppabella	Bowen	met coal	3,144	3,144	3,048
Dysart	Bowen	met coal	1,798	1,798	1,798
Moranbah	Bowen	met coal	1,240	1,240	1,240
Middlemount	Bowen	met coal	816	816	816
Boggabri	Gunnedah	met/thermal coal	662	622	622
Narrabri	Gunnedah	met/thermal coal	502	502	502
Nebo	Bowen	met coal	490	490	490
Karratha	Pilbara	LNG, iron ore	298	298	298
Total Rooms			8,950	8,910	8,814

Our Australian segment includes eight company-owned villages with 8,950 rooms as of December 31, 2024, which are strategically located near long-lived, low-cost mines operated by large mining companies. Our Australian business provides hospitality services to mining and related service companies under short- and medium-term contracts. Our growth plan for this part of our business continues to include enhanced occupancy and expansion of these properties where we believe there is durable long-term demand, as well as to provide hospitality services at customer-owned assets.

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

Australian Hospitality Services at Third-Party Owned Facilities

We also provide hospitality services at customer-owned villages to the mining industry in Western Australia and South Australia. Historically, this has been focused on natural resource production-related village facilities that are primarily owned by iron ore production companies. We provide village hospitality services at 21 customer-owned locations, which represent over 17,000 rooms, primarily in the Pilbara region of Western Australia, one of the premier iron ore bodies in the world, and in the Goldfields-Esperance region of Western Australia. The facilities we manage range anywhere from 200 to over 1,900 rooms. We work together with our customers to customize our service offerings depending on our customer’s needs. Hospitality services can be performed on an end-to-end basis with catering and food service, housekeeping and site maintenance or just portions of the services offered such as food service only. Mine site office cleaning services are also provided at some of our customer-owned locations.

Canada

Overview

During the year ended December 31, 2024, we generated approximately 36% of our revenue from our Canadian operations. We are western Canada’s largest provider of hospitality services for people working in remote locations. We provide our services through our lodges and mobile assets and at customer-owned locations. Our hospitality services support workforces in the Canadian LNG and oil sands markets and in a variety of oil and natural gas drilling, mining, pipeline and related natural resource applications.

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

Spending on the construction and development of new projects generally decreases as the outlook for oil prices decreases. However, spending on current operations and maintenance has historically reacted less quickly and less severely to changes in oil prices, as customers consider their cash operating costs, rather than overall full-cycle returns. Customers have recently focused on lowering their cash operating costs while maintaining similar levels of production, leading to lower overall customer spending and reduced personnel on site and therefore lower demand for remote accommodations, like we provide. Construction and expansion projects already underway have also been less sensitive to commodity price decreases, as customers generally focus on completion and incremental costs. Natural gas prices also influence oil sands activity as an input cost: as natural gas prices fluctuate, a significant component of our customers’ operating costs fluctuate as well.

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

In addition, proximity to customer activity and availability of customer-owned and competitor-owned rooms influences the demand for our rooms in the Canadian oil sands region. Typically, customers prefer to first utilize their own rooms on location, and if such customer-owned rooms are insufficient, customers prefer to avoid busing their workforces to housing more than 45 kilometers away.

The Athabasca oil sands are located in northern Alberta, an area that is very remote, with a limited local labor supply. Of Canada’s approximately 41 million residents, approximately half of the population lives in ten cities, while approximately 12% of the population lives in Alberta and less than 1% of the population lives within 100 kilometers of the oil sands activity. The local municipalities, of which the town of Fort McMurray is the largest, have limited infrastructure to respond to workforce accommodation demands and are a significant driving distance from many of the oil sands projects. Civeo lodges are strategically placed near customer mining and production facilities to enhance their productivity and safety of their workforce.

With respect to LNG and related pipeline activity in Canada, a number of multinational energy companies believe there is a potential to export LNG from Canada to meet the increasing global LNG demand, particularly in Asia. Currently, Western Canada does not have any operational LNG export facilities. Phase 1 of the Kitimat LNG Facility is nearing completion, with commercial operations expected to begin in mid-2025. The population of Kitimat and the surrounding area is approximately 9,000 people, whereas the LNGC project had almost 7,500 workers at its peak to construct the Kitimat LNG Facility. See "Canada-Canadian British Columbia Lodge" for more information.

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

Canadian Oil Sands Lodges

During the year ended December 31, 2024, activity in the Athabasca oil sands region generated approximately 82% of our Canadian revenue, or 30% of our consolidated revenue. The oil sands region continues to represent one of the world’s largest reserves for heavy oil. Our Wapasu Creek, Athabasca, Beaver River, Fort McMurray Village, Grey Wolf, Hudson, and Borealis lodges are focused on the northern region of the Athabasca oil sands, where customers primarily utilize surface mining to extract bitumen. Oil sands mining operations are characterized by large capital requirements, large reserves, larger personnel requirements, long-term reserve lives, very low exploration or reserve risk and relatively lower cash operating costs per barrel of bitumen produced. Our Conklin, Anzac, Red Earth and Wabasca lodges are focused in the southern portion of the region where we primarily serve in-situ operations and pipeline expansion and maintenance activity. In-situ methods are used on reserves that are too deep for traditional mining methods. In-situ technology typically injects steam or solvents into the deep oil sands in place to separate the bitumen from the sand and pumps it to the surface where it undergoes the same upgrading treatment as the mined bitumen. Reserves requiring in-situ techniques of extraction represent 80% of the established recoverable reserves in Alberta. In comparison to surface mining operations, in-situ operations generally require lower initial capital investment, fewer personnel but produce lower volumes of bitumen per development, with higher ongoing operating expense per barrel of bitumen produced.

Our oil sands lodges primarily support personnel for ongoing operations associated with surface mining and in-situ oil sands projects, as well as maintenance, turnaround and expansionary personnel, generally under short- and medium-term contracts.  Most of our oil sands lodges are located on land with leases obtained from the province of Alberta, with initial terms of ten years, or subleased from the resource developer. Our leases have expiration dates that range from 2025 to 2030 with the exception of one lease that expires in 2049. In recent years, we have successfully renewed or extended all expiring land leases which we have requested to renew or extend. We did not renew an expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which expired in June 2023, in order to support our customer’s intent to mine the land where the lodge was located. Two of our oil sands properties are located on land which we own.

In order to operate a lodge in Canada, we are required to obtain a development permit from the regional municipality in which the lodge is located. The development permits are granted for a term of five years. Our development permits have expiration dates that range from 2025 to 2028. In recent years, we have successfully renewed or extended all expiring development permits. See “Item 1A. Risk Factors - Risks Related to Our Operations - The majority of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease or obtain permits necessary to operate on such leased land, we could be materially and adversely affected.” of this annual report for further discussion.

We provide a range of hospitality services at our lodges, including reservation management, food service, housekeeping and facilities management. Our lodge guests receive amenities similar to an economy, full-service, urban hotel with our service offering a room and three meals a day.

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

Canadian British Columbia Lodge

Phase 1 of the Kitimat LNG Facility is nearing completion, with commercial operations expected to begin in mid-2025. The Coastal GasLink Pipeline was completed in 2024 and entered commercial operations. As such, we expect continued lower occupancy at our Sitka Lodge in the near-term until subsequent phases of the LNGC project are approved and commence, or additional construction activity in the region drives increased occupancy demand.

Canadian Lodge Locations

Wabasca Lodge
·Red Earth Lodge
Sitka Lodge
·Wapasu Creek Lodge
·Grey Wolf Lodge
·Athabasca Lodge
·Beaver River Executive Lodge
·Fort McMurray Village (5 properties)
Lodge Locations
Office Locations
Plays of Interest
LNG Terminals
Montney
Athabasca Oil Sands
·Anzac Lodge
·Conklin Lodge
Duvernay
Cold Lake
Oil Sands
Ontario
Greenstone Belt
Quebec
Greenstone Belt
VANCOUVER
EDMONTON
CALGARY
Deep Basin
Red Lake
Gold Belt
THUNDER BAY
VAL-D'OR
OTTAWA
TORONTO

Rooms in our Canadian Lodges

			As of December 31,
Lodges	Region	Extraction Technique	2024	2023	2022
Wapasu Creek	N. Athabasca	mining/in-situ	5,174	5,174	5,174
Athabasca (1)	N. Athabasca	mining	2,005	2,005	2,005
McClelland Lake (2)	N. Athabasca	mining	—	—	1,997
Beaver River	N. Athabasca	mining	1,094	1,094	1,094
Fort McMurray Village:
Buffalo (1)	N. Athabasca	mining	256	—	—
Black Bear	N. Athabasca	mining	531	531	531
Bighorn	N. Athabasca	mining	763	763	763
Lynx	N. Athabasca	mining	855	855	855
Wolverine	N. Athabasca	mining	855	855	855
Borealis (1)	N. Athabasca	mining	1,504	1,504	1,504
Grey Wolf	N. Athabasca	mining	946	946	946
Hudson (1)	N. Athabasca	mining	624	624	624
Wabasca (1)	S. Athabasca	mining	288	288	288
Red Earth (1)	S. Athabasca	mining	216	216	216
Conklin (1)	S. Athabasca	mining/in-situ	610	610	610
Anzac (1)	S. Athabasca	in-situ	526	526	526
Subtotal – Oil Sands			16,247	15,991	17,988
Sitka Lodge	Kitimat, BC	LNG	961	961	961
Total Rooms			17,208	16,952	18,949

(1)Currently closed as of December 31, 2024, due to lodge loading strategy, seasonal activity fluctuations or low activity level in the region. All closed lodges are periodically assessed for impairment at an asset group level, in accordance with U.S. generally accepted accounting principles. See Note 4 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.
(2)The land lease associated with the assets expired in June 2023 and was not renewed and the assets were demobilized and completely removed from the existing site in the first quarter of 2024.

Canadian Hospitality Services at Third-Party Owned Facilities

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

United States

In the first quarter of 2023, we sold our accommodation assets in Louisiana, and in the second quarter of 2024, we sold the land at our Louisiana location. Our remaining U.S. business, which supported completion activity in the Bakken, was closed in the fourth quarter of 2024 due to low activity levels.

Community Engagement

In Australia, our community relations program aims to build and maintain a positive social license to operate by consulting and engaging with local regional communities from project inception, through development, construction and operations. This is a major advantage for our business model, as it facilitates consistent communication, engenders trust and builds relationships to last throughout the resource lifecycle. There is an emphasis on developing partnerships that create a long-term sustainable outcome to address specific community needs. To that end, we partner with local municipalities to improve and expand municipal infrastructure. These improvements provide necessary infrastructure, allowing the local communities an opportunity to expand and improve. We also provide support to local community groups through sponsorship and in-kind contributions to local events and initiatives. In addition, all of our food suppliers are Australian companies and, where possible, are based locally. Through our membership with Supply Nation, a non-profit organization committed to supplier diversity and Indigenous business development, we directed approximately A$15.3 million in 2024, up 24% from A$12.3 million in 2023, into Indigenous-owned and operated companies, and we are always looking for more opportunities to partner with these businesses.

In addition, we have three unincorporated joint venture partnerships with Indigenous landowners in Western Australia.  Under these agreements, we strive to develop the business capacity, project management skills and expertise of the Indigenous joint venture members, providing local employment opportunities and training. One of the four unincorporated joint venture partnerships entitles Indigenous landowners to a profit distribution calculated in accordance with the unincorporated joint venture deeds. Additionally, two of the three remaining agreements incentivize the joint venture members via milestone payments for business objectives achieved.

With a focus on long-term Indigenous community participation, our Canadian operations continue to work closely with a number of First Nations to develop mutually beneficial partnerships focused on revenue sharing, capacity building, employment and community investment and support. For over a decade, our Canadian operations supported Buffalo Metis Catering, a partnership with three Metis communities in the Regional Municipality of Wood Buffalo. Through this partnership, food and housekeeping services were delivered to three of our lodges. Beyond these services, this partnership provided a business incubator environment for a number of Metis business ventures. Our Canadian operations also procure services from a number of other First Nations-owned, Metis-owned and member-owned businesses including water hauling, snow removal and security services. In 2024, we purchased more than C$31.3 million in goods and services from the Indigenous business community, representing 16% of our total Canadian local spending, compared to C$64.0 million in goods and services from the Indigenous business community, representing 27% of our total Canadian local spending in 2023.

In 2024, the Fort McMurray First Nation Economic Development Corporation awarded Civeo with the Eagle Award, for Civeo’s commitment to positively impacting and contributing to the long-term benefits of the members of the Fort McMurray First Nation. In 2021, the Fort McKay Metis community awarded Civeo with the inaugural 2020 Fort McKay Metis National President's Award. This award recognizes people or organizations who make a positive contribution to the well-being of the Metis community. In 2023 and in 2019, our Indigenous partnership initiatives earned Civeo a Gold level Partnership Accreditation in Indigenous Relations certification, by a jury comprised of Indigenous business people, which was supported by an unbiased, independent, third-party verification of our performance.

In 2018, Civeo entered into three new Indigenous partnerships in the oil sands region and two new partnerships in British Columbia and, in 2021, Civeo entered into a new partnership in British Columbia. Our partnerships in British Columbia are tied to accommodations contracts secured by Civeo for (i) the Kitimat LNG Facility, (ii) the CGL pipeline project that originates in the North Montney region of north-east British Columbia and (iii) the Trans Mountain expansion project that twins an existing pipeline between Edmonton, Alberta and Burnaby, British Columbia. In 2024, Civeo entered into an agreement with an Indigenous group in Ontario and is currently in the process of developing business opportunities. Beyond revenue sharing, these arrangements provide procurement, employment, training, and ancillary business opportunities for Indigenous owned businesses.

Customers and Competitors

Our customers primarily operate in oil sands mining and development, drilling, exploration and extraction of oil and natural gas and coal and other extractive industries. To a lesser extent, we also support other activities, including pipeline construction, forestry and humanitarian aid. Our largest customers in 2024 were Suncor Energy Inc. and Fortescue Metals Group Ltd., who each accounted for more than 10% of our 2024 revenues.

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

Historically, many customers have invested in their own accommodations.  We estimate that our existing and potential customers own approximately 50% of the rooms available in both the Australian coal mining regions and Canadian oil sands.

Our Lodge and Village Contracts

During the year ended December 31, 2024, revenues from our lodges and villages represented over 60% of our consolidated revenues. Our contract terms generally provide for a daily rate for a reserved room and an occupied room rate that compensates us for hospitality services, including food service, housekeeping, utilities and maintenance for workers staying in the lodges and villages. In most multi-year contracts, our rates typically have annual escalation provisions to cover increases in labor, food and consumables costs over the contract term. In some contracts, customers have a contractual right to terminate, for reasons other than a breach, in exchange for a termination fee. Our customers typically contract for hospitality services under contracts with terms that range from several months to twelve years. The contracts expire throughout the year, and for many of the near-term expirations, we are in the process of negotiating extensions or new commitments. We cannot assure that we can renew existing contracts or obtain new business on the same or better terms, if at all.

Long-Term Take-or-Pay Contracts. Over the term of a take-or-pay contract, the customer commits to either a minimum number of rooms over a specified period or an aggregate number of room nights over the period, generally for terms greater than 12 months. During the year ended December 31, 2024, we billed approximately 2.3 million room nights under our long-term take-or-pay contracts, which included 0.5 million room nights in excess of the take-or-pay minimums. For the year ended December 31, 2025, we have commitments for 1.9 million room nights under our long-term take-or-pay contracts.

Short-Term Take-or-Pay Contracts. Customers may contract with us on a take-or-pay basis for less than 12 months, particularly for turnaround projects. Similar to long-term take-or-pay contracts, the customer commits to either a minimum number of rooms over a specified period or an aggregate number of room nights over the period. During the year ended December 31, 2024, we billed approximately 0.7 million room nights under our short-term take-or-pay contracts. For the year ended December 31, 2025, we have commitments for 0.1 million room nights under our short-term take-or-pay contracts.

Exclusivity Contracts. Over the term of an exclusivity contract, rather than receiving a minimum room commitment, we are the exclusive hospitality service provider for the customer's employees working on a specific project or projects. During the year ended December 31, 2024, we billed approximately 1.7 million room nights under our exclusivity contracts.

Casual / Walk-ins. Customers without long-term committed contracts may utilize lodge/village rooms via short-term bookings at lodge/village casual or agreed rates. During the year ended December 31, 2024, we billed approximately 0.1 million room nights to casual or walk-in customers.

Our Integrated Services Contracts

During the year ended December 31, 2024, revenues from our customer-owned locations represented 38% of our consolidated revenues. Our contract terms generally provide a rate on a per guest per day basis for hospitality services, including food service and housekeeping. Similar to our owned lodge and villages contracts, in most multi-year contracts, our rates typically have annual escalation provisions to cover increases in labor, food and consumables costs over the contract term.

Seasonality of Operations

Our operations are directly affected by seasonal weather. During the Australian rainy season between November and April, our operations in Queensland and the northern parts of Western Australia can be affected by cyclones, monsoons and resultant flooding. A portion of our Canadian operations is conducted during the winter months when the winter freeze in remote regions is required for customers’ activity to occur. The spring thaw in these frontier regions restricts operations in the second quarter and adversely affects our customers' operations and our ability to provide services. Customers’ maintenance activities in the oil sands region, such as shutdown and turnaround activity, are typically performed in the second and third quarters annually. Our Canadian operations have also been impacted by forest fires and flooding in the past five years.

Human Capital Resources

We believe that our employees are one of our greatest resources. As of December 31, 2024, we had approximately 2,000 full-time employees and approximately 600 hourly employees. On a consolidated basis, 71% of our employees are located in Australia, 28% are located in Canada and 1% are located in the U.S. We were party to collective bargaining agreements covering 480 employees located in Canada and 1,401 employees located in Australia as of December 31, 2024.

As a company, we acknowledge the significance of a diverse workforce composed of individuals from various backgrounds, experiences, and perspectives. As many of our projects in Canada and Australia operate in traditional territories, we work closely with Indigenous communities to actively explore mutually beneficial investment, employment and business opportunities. Our ability to cultivate and strengthen relationships with Indigenous communities is vital to the success of our business. In Canada, we are committed to expanding our Indigenous workforce to 10%. In 2024, we reached 5% Indigenous employment in Canada, excluding corporate staff. Approximately 6% of our total new hires in Canada were of Indigenous background during 2024.

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

Government Regulation

Our business is significantly affected by Australian and Canadian laws and regulations at the federal, provincial, state and local levels relating to the oil, natural gas and mining industries, worker safety and environmental protection. Changes in these laws, including more stringent regulations and increased levels of enforcement of these laws and regulations, and the development of new laws and regulations could significantly affect our business and result in:

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

In December 2022 the federal government announced its response to the Independent Review. This response proposed various changes to the EPBC Act in line with the Independent Review, for example, the introduction of ‘National Environmental Standards’, creation of a federal Environmental Protection Agency to administer the EPBC Act and the introduction of a requirement to achieve ‘net positive’ outcomes. A comprehensive draft bill to effect these reforms was introduced before Parliament in 2024 together with a draft of the proposed National Environmental Standards. Notably, the federal government is not presently proposing to introduce the climate change referral trigger recommended by the Independent Review; however, there appears to be significant support for the trigger amongst opposition parties, and a federal election will occur in 2025.

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

There is an increasing emphasis from regulators on sustainability and energy efficiency in business operations. Federal requirements are now in place for the mandatory disclosure of energy performance under building rating schemes. These schemes require the tracking of specific environmental performance factors. Carbon reporting requirements currently exist for corporations which meet a reporting threshold for greenhouse gases (GHG) or energy use or production for a reporting (financial) year under federal legislation.

From July 1, 2023, new obligations and reporting requirements took effect with respect to the ‘Safeguard Mechanism’ – Australia’s policy for reducing emissions from facilities that emit more than 100,000t CO2-e per financial year that has been in place since 2016. These reforms are intended to assist Australia meet its emissions reduction targets of 43% below 2005 levels by 2030 and affect large scale industry customers.

In 2024, the federal government introduced further legislation requiring companies that satisfy key threshold criteria based upon employee numbers and/or revenue, to make climate-related disclosures, including information about their GHG emissions, climate-related targets, offset contributions, transition plans, and information about strategies, plans and governance procedures/controls in place to monitor and manage climate-related risks and opportunities. These reforms will commence with initial reporting required in 2026 for the preceding year. Civeo meets the relevant thresholds and will be required to make these annual disclosures in Australia.

In addition to our own requirement to commence disclosure to ASIC in accordance with the new legislation, our operations represent a portion of each of our customer’s Scope 3 emissions; we will be required by our customers to provide certain emissions information in order for our customers to meet their disclosure obligations. Complexity and resourcing are identified as significant challenges as we navigate the new legislation.

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

Under state law, some specified activities, such as sewage treatment at our sites, may require regulation by way of environmental approvals. Such approvals may also impose monitoring and reporting obligations on the holder as well as obligations to rehabilitate the subject site once the regulated activity has ceased.

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

Canadian Environmental Regulations

In Canada, the federal and provincial governments both have jurisdiction to regulate environmental matters. The provincial governments may also devolve jurisdiction over environmental matters to local governments. Our activities, or those of our customers, may be subject to environmental regulations imposed by these three levels of government. The following addresses updates to Canadian federal and provincial environmental regulations in 2024 that may affect us or our customers.

Proposed Oil Sands Mining Effluent Regulations

Oil sands mines use hot water to separate bitumen from sand. Oil sands operators then store this process-affected water in large tailings ponds. In the tailings ponds, the fine suspended particles separate out and fall to the bottom. The process-affected water is then reused. Currently, oil sands mining operators are unable to discharge treated process-affected water and must maintain such water in on-site storage facilities. Oil sands operators have indicated a need to discharge that process-affected water as a result of storage constraints and reclamation obligations. Regulations are being proposed to allow treated process-affected water to be released back into the Athabasca River system.

In May 2024, the Government of Canada released a preliminary report outlining proposed solutions and public concerns. Industry representatives expressed concern that the proposed regulations would cause delays because of regulatory uncertainty and put capital decisions at risk. Industry representatives called for regulation by 2025 to reduce uncertainty but no definitive plans have been announced by the Government of Canada. Planning for and meeting these proposed regulations may result in additional costs or liabilities for our customers’ operations.

Proposed Emissions Cap

In November 2024, Canada announced the latest version of the proposed Oil and Gas Sector Greenhouse Gas Emissions Cap Regulations (the Proposed Emissions Cap). The Proposed Emissions Cap aims to use a cap-and-trade system to reduce emissions by 35% below 2019 levels by 2030. If the Proposed Emissions Cap is approved, it will be phased in beginning in 2026. As currently proposed, the cap-and-trade system would apply to liquified natural gas producers as well as producers in the conventional oil, offshore, oil sands and natural gas production and processing subsectors. Producers would be required to reduce their emissions or purchase "allowances" from other facilities that have reduced their emissions. These requirements, if implemented, may result in additional costs or liabilities for our customers’ operations.

The Government of Alberta and the oil and gas industry oppose the Proposed Emissions Cap and argue that it serves as a de facto production cap. The Proposed Emissions Cap is currently undergoing a feedback period and the final and binding regulations are not expected to be released until late 2025. If the Proposed Emissions Cap becomes law, the Canadian oil and gas industry may be significantly harmed.

Air Quality Management

The Government of Canada (Canada), the Government of Alberta (Alberta), and the Government of British Columbia (British Columbia) each have frameworks for air quality management that may affect us and our customers.

At the federal level, the Reduction in the Release of Volatile Organic Compounds Regulations (Petroleum Sector) were published in 2020 and have not been amended since January 2023. Certain leak detection and repair provisions of the regulations took effect beginning in 2021 and the regulations set additional monitoring and requirements for operators in 2022 and 2023. These regulations require the implementation of comprehensive leak detection and repair (LDAR) programs as well as design and operating standards that prevent leaks at Canadian petroleum refineries, upgraders and certain petrochemical facilities and may affect our customers’ operations.

In addition to federal requirements, emissions from facilities in Alberta are subject to provincial regulation. The Alberta Energy Regulator (AER), which is responsible for regulating upstream oil and gas activity in Alberta and oversees compliance with Directive 060: Upstream Petroleum Industry Flaring, Incinerating, and Venting (Directive 60). Directive 60 was last updated in April 2020 and applies to all upstream petroleum industry wells, facilities and pipelines as well as all oil sands schemes and operations with the exception of oil sands mining. Directive 60 requires operators to eliminate or reduce flaring associated with a wide variety of energy development activities and operations. In December 2018, the AER finalized amendments to Directive 60 and Directive 017: Measurement Requirements for Oil and Gas Operations (Directive 17) as part of its role in implementing commitments from the Alberta government to reduce methane emissions from upstream oil and gas operations by 45% by 2025. Alberta achieved this goal in 2022, three years ahead of schedule. These requirements, among other things, set limits on methane emissions from various facilities and require annual reporting of such emissions to the AER. The methane reduction requirements in Directive 60 took effect in 2020, additional vent gas limits took effect on January 1, 2022 and further, more stringent vent gas limits took effect on January 1, 2023. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

Similarly, emissions from facilities in British Columbia are also subject to provincial regulation. The British Columbia Energy Regulator (BCER) is responsible for regulating oil and gas activity in British Columbia. BCER oversees compliance with the Drilling and Production Regulation, which is one of British Columbia's primary regulatory instruments governing all aspects of oil and natural gas drilling and production. Effective January 1, 2020, that regulation was amended to require operators to eliminate or reduce natural gas leaking or venting associated with a wide variety of equipment and activities in energy development. Under this regulation, requirements are imposed for facilities detecting leaks and inspecting seals as well as restrictions or prohibitions on the types of equipment used for energy development. Some of these requirements took effect in 2022 and further requirements took effect on January 1, 2023. In addition, the BCER completed consultation in 2023 on proposed amendments to the Drilling and Production Regulation to maintain equivalency with federal requirements. Regulations designed to achieve a 45% reduction in methane emissions relative to 2014 levels by 2025 are now in place. The BCER is currently conducting a regulatory review and engagement on the development of new regulations designed to achieve a 75% reduction in methane emissions from the oil and gas sector by 2030 relative to 2014 levels. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

Environmental Assessment of Major Projects

The Impact Assessment Act (IAA) came into force in August 2019. The IAA and its subordinate legislation apply to the development of many large projects, including oil sands mining and in situ projects, met mining projects, pipelines, and other large developments. One of the stated objectives of the IAA was to shorten review times for projects. However, concerns about lengthy reviews that require substantial information from project proponents remain even after the implementation of the IAA. Our customers operate in the aforementioned industries and could be considering future projects that would be subject to the IAA. To the extent our customers are required to comply with this legislation, it is possible that the uncertainty regarding cost and timelines for navigating the planning, assessment, and decision-making processes may negatively impact our customers' decisions on whether to proceed with those projects.

The Government of Alberta, supported by the governments of Ontario and Saskatchewan, challenged the constitutionality of the IAA. In October 2023, the Supreme Court of Canada ruled that a large portion of the IAA was unconstitutional because it infringed upon areas of provincial jurisdiction. In June 2024, the federal government significantly amended the IAA. Changes included narrowing the scope of federal responsibility, increasing cooperation between federal and provincial governments and providing an interim plan to smooth the transition from the old IAA to the amended IAA. However, despite the amendments, there remains significant uncertainty about the future impact of Canada's federal environmental assessment legislation on our customers.

Climate Change Regulation

Scientific studies have suggested that emissions of GHG, including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climatic changes. In December 2015, 196 countries, including Canada, Australia and the U.S., adopted the Paris Agreement at the 2015 United Nations Climate Change Conference. The stated goal of the Paris Agreement is to hold “the increase in the global average temperature to well below 2°C above pre-industrial levels” and pursue efforts “to limit the temperature increase to 1.5°C above pre-industrial levels.” To reach these goals, the Paris Agreement requires parties to submit Nationally Determined Contributions (NDCs) which set out their emission reduction targets. NDCs are updated every five years with increasingly ambitious targets.

In March 2016, the government of Canada and the U.S. jointly announced their intention to take action to reduce methane emissions from the oil and gas sector in an effort to meet their respective NDCs pursuant to the Paris Agreement. For its part, Canada announced its intention to reduce methane emissions from the oil and gas sector by 40-45 percent below 2012 levels by 2025. Canada is on track to meet this target. In 2018, Canada introduced the Regulations Respecting Reduction in the Release of Methane and Certain Volatile Organic Compounds (Upstream Oil and Gas Sector) (Federal Methane Regulations) to implement its methane commitment. The Federal Methane Regulations impose various quantity-based limits on the venting of natural gas (or in the case of well completions involving hydraulic fracturing, a ban on such venting) and include associated conservation, measurement, inspection and corrective action requirements. Certain requirements of the Federal Methane Regulations came into effect January 1, 2020, and other emissions limits are now in place for certain equipment installed on or after January 1, 2023.

In March 2022, the federal government began consultation on a proposed strategy to expand coverage and increase stringency of methane reduction obligations on the oil and gas sector specifically, and was expected to issue draft regulations in 2023. In December 2023, the federal government published proposed amendments to the Federal Methane Regulations for public comment. The proposed amendments are intended to reduce methane emissions in Canada's upstream oil and gas sector by at least 75% below 2012 levels by 2030. To achieve that objective, the proposed amendments would prohibit venting natural gas to the environment, subject to limited exceptions. They would also impose requirements on hydrocarbon combustion systems and measures to reduce fugitive methane emissions. As of December 2024, the proposed amendments have not been enacted. The proposed amendments may result in additional costs or liabilities for our customers’ operations.

In 2018, the federal government enacted the Greenhouse Gas Pollution Pricing Act (GGPPA), which came into force on January 1, 2019. This regime has two parts: an output-based pricing system for large industry and a regulatory fuel charge. This system serves as a "backstop" and applies in provinces and territories that request it and in those that do not have their own emissions pricing systems in place that meet the federal standards. This ensures that there is a uniform price on emissions across the country. As of December 2024, the backstop price is $80 per tonne of CO2e. The current government plan is to continue increasing that price by $15 each year until it reaches $170/tonne of CO2e in 2030.

On November 19, 2020, the federal government introduced the Canadian Net-Zero Emissions Accountability Act in Parliament. That Act was passed by Parliament and received Royal Assent on June 29, 2021 and binds the Government of Canada to a process intended to help Canada achieve net-zero emissions by 2050. It also establishes rolling five-year emissions-reduction targets and requires the government to develop plans to reach each target. The federal government is required to support those efforts by creating a Net-Zero Advisory Body and by publishing annual reports that describe how departments and Crown corporations are considering the financial risks and opportunities of climate change in their decision-making. The current 2030 Emissions Reduction Plan is an ambitious target to reduce emissions by 40% below 2005 levels by 2030.

In addition, the federal government amended the Canadian Environmental Protection Act, 1999 (CEPA) in 2023. In particular, the preamble to CEPA now recognizes that every individual in Canada has a right to a healthy environment. The Government of Canada must now take into consideration this right, including the principles of environmental justice, when making decisions under CEPA, including its regulation of GHG emissions in Canada. In October 2024, Canada unveiled a draft framework to protect the right to a healthy environment through further modernization of the CEPA. As of December 2024, the draft framework still has not been finalized and there remains significant uncertainty regarding how these proposed changes to the CEPA will be implemented and the potential of the proposed changes to affect our customers' operations.

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

The Canadian Species at Risk Act (SARA) is intended to prevent wildlife species in Canada from disappearing and to provide for the recovery of wildlife species that no longer exist in the wild in Canada, or that are endangered or threatened as a result of human activity, and to manage species of special concern to prevent them from becoming endangered or threatened. Alberta’s Wildlife Act is similar legislation designed to protect wildlife in Alberta. The designation of previously unprotected species as threatened or endangered in areas of Canada where our customers’ oil and natural gas exploration and production operations are conducted could cause them to incur increased costs arising from species protection measures or could result in limitations on their exploration and production activities, which could have an adverse impact on demand for our services.

Woodland caribou habitat covers large portions of several Canadian provinces including British Columbia, Alberta, and Saskatchewan. Many of our customers have existing or proposed developments in or near woodland caribou habitat. Conservation measures imposed by the federal or provincial governments could affect the business of our customers with operations near caribou habitat. In October 2020, Alberta and Canada signed the Agreement for the Conservation and Recovery of the Woodland Caribou in Alberta (Caribou Agreement) pursuant to the SARA. The Caribou Agreement has not led to any concrete provincial regulations or restrictions that affect oil and gas development in Alberta. However, certain local governments have created caribou range plans (also known as sub-regional plans) that may limit oil and gas developments by limiting the creation of right-of-ways (e.g., pipelines, electricity transmission lines, seismic lines, etc.) that break up caribou habitat and provide predators like wolves with easier access to caribou herds. For example, the Cold Lake sub-regional plan states that all new development in caribou ranges “must be issued with a no-surface-disturbance restriction.” Wildlife protection legislation may create challenges to development that may negatively impact our customers’ operations.

Abandonment and Remediation of Oil and Gas Infrastructure

As the lifecycle regulator for energy resource activities, the AER oversees closure requirements, including the abandonment and reclamation of wells, well sites, facilities, facility sites and pipelines.

Beginning in 2020, the Government of Alberta (Alberta) began implementing legislative and regulatory changes to the framework used to manage liability from oil and gas facilities within the province. In particular, in July 2020, Alberta released a new Liability Management Framework (AB LMF) which includes a series of mechanisms and requirements to improve and expedite reclamation efforts and to require industry to better manage clean-up of wells, pipelines and facilities.

Alberta followed the announcement of the AB LMF with amendments to the Oil and Gas Conservation Rules and the Pipeline Rules in late 2020. Those changes gave the AER additional authority to manage closure-related activity for oil and gas facilities within the province.

The AER implements and administers these policies through directives. In April 2021, the AER made changes to Directive 067: Eligibility Requirements for Acquiring and Holding Energy Licenses and Approvals (Directive 67) to ensure the AER closely scrutinizes those parties seeking eligibility to hold AER licenses by evaluating whether they pose an "unreasonable risk" based on a variety of factors.

In December 2021, the AER published Directive 088: Licensee Life-Cycle Management (Directive 88) to support implementing the AB LMF. Directive 88 establishes the AER's authority to conduct a holistic licensee assessment to inform regulatory decisions about a given licensee. Directive 88 also establishes the Licensee Management Program which enables the AER to proactively monitor licensees to identify those at risk of not meeting their regulatory obligations and to use appropriate regulatory tools to address that risk. Finally, Directive 88 establishes the Inventory Reduction Program and allows the AER to set licensee-specific and industry-wide closure targets.

These and any other changes to the AER's approach to manages closure requirements for energy resource activities may result in additional costs or liabilities for our customers’ operations.

In British Columbia the British Columbia Energy Regulator's (BCER) Comprehensive Liability Management Plan addresses liability management, improves the rate of inactive site restoration and addresses orphan sites. The BCER uses a Liability Management Rating program to evaluate each company’s ability to pay for site restoration. The BCER addresses dormant sites through the Dormancy and Shutdown Regulation, which ensures producers responsibly bring their energy resource activities to regulatory closure within a reasonable time frame. If or when applicable to operations, any changes to the BCER’s approach to managing dormancy and closure requirements for energy resource activities may result in additional costs or liabilities for our customers’ operations.

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

•Risks Related to Our Customers
◦Certain of our customers’ spending may be directly, and our business may be indirectly, affected by (i) volatile or low met coal, oil, natural gas or iron ore prices; (ii) elevated or increasing production costs; or (iii) unsuccessful exploration results.
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
◦Failure to develop or maintain positive relationships with the Indigenous people in the areas where we operate could adversely affect our business.
◦Development of permanent infrastructure in the areas where we locate our assets could negatively impact our business.
◦A failure to maintain food safety or comply with government regulations related to food and beverages or serving alcoholic beverages may subject us to liability.
◦The majority of our major Canadian lodges are located on land subject to leases.
◦We are susceptible to seasonal earnings volatility due to seasonal weather patterns in our regions of operations.
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

Risk Factors:

Risks Related to Our Customers

Certain of our customers’ spending may be directly, and our business may be indirectly, affected by (i) volatile or low met coal, oil, natural gas or iron ore prices; (ii) elevated or increasing production costs; or (iii) unsuccessful exploration results.

Demand for our services is sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, natural resources companies. Our business typically supports customer projects that are capital intensive and require several years to generate first production, with production lasting for decades. The economic analyses conducted by our customers in Australian mining, Canadian oil sands and global LNG investment areas have historically assumed a relatively conservative longer-term price outlook for production from such projects to determine economic viability. The willingness of natural resources companies to explore, develop and produce depends largely upon the availability of attractive resource prospects and the prevailing view of future commodity prices, and expenditures by our natural resources customers generally lag changes in commodity prices by at least three to six months.

Prices for met coal, oil, LNG, iron ore and other natural resources are subject to large fluctuations in response to changes in global supply of and demand for these commodities. Other factors beyond our control that affect commodity prices include:

•worldwide economic activity including growth in and demand for coal, oil and other natural resources, particularly from developing countries, such as China and India;
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
•geopolitical events such as the ongoing Russia/Ukraine and Middle East conflicts;

•the impact on global demand for fossil fuels due to international efforts to address climate change;
•rapid technological change and the timing and extent of energy resource development, including hydraulic fracturing of horizontally drilled wells in shale discoveries and LNG;
•development, commercialization, availability and economics of alternative fuels; and
•government, tax and environmental regulation, including climate change legislation and clean energy policies.

As of February 21, 2025, the West Texas Intermediate (WTI) price was $70.58 and the Western Canadian Select (WCS) price was $57.24, resulting in a discount (WCS Differential) at which WCS trades relative to WTI of $13.34. Should the price of WTI decline or the WCS discount to WTI widen further, our oil sands customers may delay or eliminate additional investments, reduce their spending in the oil sands region or curtail or shut-down existing operations. Further, the Trump Administration has announced and is in the process of implementing several new tariffs, including a 10% tariff on energy resources imported to the United States from Canada. Implementation of tariffs could have adverse impact on our Canadian customers profit margins, which may in turn reduce their spending on our accommodations and services.

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
•risks associated with the natural resources industry being subject to laws and regulations, including those governing air and GHG emissions, as well as various regulatory approvals, including a government agency failing to grant an approval or failing to renew an existing approval, or the approval or renewal not being provided by the government agency in a timely manner or the government agency granting or renewing an approval subject to materially onerous conditions;
•risks to land titles, mining titles and use thereof as a result of native title claims;
•claims by persons living in close proximity to mining projects, which may have an impact on the consents granted;
•interruptions to the operations of our customers caused by governmental action, industrial accidents, disputes or public health emergencies; and
•reduce operating costs to increase profitability.

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

Our business is contract intensive, and we are party to many contracts with customers. Due to the volatile nature of commodity prices, our customers may not renew contracts on terms favorable to us or, in some cases, at all, and we may have difficulty obtaining new business. Several contracts have clauses that allow termination upon the payment of a termination fee. As a result, our customers may choose to terminate their contracts. The likelihood that a customer may seek to terminate a contract is increased during periods of market volatility like those we are currently experiencing. Additionally, our exclusivity contracts do not include minimum room commitments, so we receive payment only if the customer utilizes our services. Finally, while we periodically review our compliance with contract terms and provisions, if customers were to dispute our contract determinations, the resolution of such disputes in a manner adverse to our interests, including customers withholding payments or modification of payment terms, could negatively affect sales and operating results.

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

Because of the concentration of our business in three relatively small geographic areas, the oil sands region of Alberta, Canada, the coal producing, Bowen Basin region of Queensland, Australia and the iron ore producing, Pilbara region of Western Australia, we have increased exposure in these areas to political, regulatory, environmental, labor, climate or natural disasters such as forest fires or flooding, events or developments that could disproportionately impact our operations and financial results. For example, in 2011 and 2017, cyclones and resulting flooding threatened our villages in Queensland, Australia. Similarly, in 2011 and 2016, forest fires in northern Alberta impacted areas near our Canadian oil sands lodges. Moreover, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. Many of the areas in which we operate are very remote with limited local supplies, including availability of water, electricity or natural gas necessary to operate our business, and any significant adverse events such as those discussed above could impact our ability to obtain good or services and personnel.

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

The demand for and/or pricing of rooms and accommodation services is subject to the overall availability of rooms in a region. If demand for our assets were to decrease, or to the extent that we and our competitors have capacity in excess of current demand, we may encounter decreased pricing for, or utilization of, our assets and services, which could adversely impact our operations and profits. For example, we experienced a decrease in customer demand in 2020 for accommodations in the Canadian oil sands and our U.S. business as a result of the economic disruption caused by COVID-19, and experienced a corresponding decrease in our occupancy and profitability. Volatility in commodity price levels, any future global health crises, inflationary pressures, actions taken by OPEC+ to adjust production levels, geopolitical events such as the ongoing Russia/Ukraine and Middle East conflicts, and regulatory implications on such prices, among other factors, could cause our Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets, which would cause a decrease in customer demand for our accommodations.

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

Over the past few years, we experienced, and may continue to experience, increases in our food costs from time to time due to increasing fuel prices, rising global food demand, other general inflationary pressures and rising supply chain issues affecting supply of goods. In addition, food prices can fluctuate as a result of foreign exchange rates and temporary changes in supply, including as a result of incidences of wildfires or severe weather such as droughts, heavy rains and late freezes, or other climate effects. Climate and natural disaster events, such as forest fires or flooding, have the ability to impact local crop production, limiting supply and therefore having an upward pressure on food prices. For example, large swathes of farmland across the Australian states of New South Wales, Queensland and Victoria in 2022 were inundated with flood waters, damaging wheat and other crops including fruit and vegetables.

A shortage of skilled labor could also result in higher wages due to more expensive temporary hire labor resources that would increase our labor costs, which could negatively affect our profitability. For example, within the past few years we have been impacted by increased staff costs as a result of hospitality labor shortages in Australia due to low levels of immigration into Australia and, specifically, an acute shortage of skilled labor. The reduced levels of immigration and shortage of skilled labor subsequently led to an increased reliance on more expensive temporary labor hire resources and negatively affected our profitability. Additionally, an increased proportion of temporary labor hire resources has the effect of driving up costs due to a lack of efficiency. The nature of temporary labor hire resource positions are short term, with key skills unable to be retained in our lodges and villages due to higher staff turnover.

While our multi-year contracts often provide for annual escalation in our room rates for food, labor and utility inflation, we may be unable to fully recover costs, or the recovery may be delayed, and such increases would negatively impact our profitability on contracts that do not contain such inflation protections.

Further, the U.S. and other countries from time to time may impose tariffs that affect the goods or raw materials we or our customers use or the products our customers provide. Any new tariffs impacting us or our customers could result in a cost increase in operating our lodges and villages or impact the demand for the services that we provide.

Employee and customer labor problems could adversely affect us.

Our business is labor intensive requiring a significant number of employees to perform housekeeping, janitorial and food service functions at our locations or locations that we manage. As our operations grow or our occupancy increases, we require additional staff to take care of our guests at a standard we deem appropriate and to operate safely. If we are unable to hire a sufficient labor force, we could be required to increase wages or use temporary labor at a higher cost and reduced efficiency. In recent years, we experienced, and expect to continue to experience, a shortage of labor for certain functions, inflationary pressures on wages, and an increasingly competitive labor market. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including geopolitical events such as the ongoing Russia/Ukraine and Middle East conflicts, availability of qualified persons in the markets where we and our contracted service providers operate, inflation and unemployment levels within these markets and our reputation within the labor market. Inefficient operations or further increased labor costs resulting from these labor market challenges could negatively impact our profitability and could damage our reputation with our customers.
Additionally, as of December 31, 2024, we were party to collective bargaining agreements covering 480 employees in Canada and 1,401 employees in Australia. Efforts have been made from time to time to unionize other portions of our workforce. In addition, our facilities serving oil sands development work in Northern Alberta, Canada and mining operations in Australia house both union and non-union customer employees. We have not experienced strikes, work stoppages or other slowdowns in the past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations or adversely impact our reputation, which could adversely affect our business and results of operations. Additional unionization efforts and new collective bargaining agreements also could materially increase our costs or limit our flexibility. Collective bargaining agreements in our Canadian operations have individual expiration dates, but in no case extend beyond 2028. Enterprise bargaining agreements in our Australian operations cover certain employees working at our villages in Queensland, New South Wales and Western Australia, as well as certain employees working at our integrated services sites in Western Australia. These agreements either have individual expiration dates or continue until either party seeks to have such agreement cancelled, but in no case extend beyond 2024.

Failure to develop or maintain positive relationships with the Indigenous people in the areas where we operate could adversely affect our business.

A component of our business strategy is based on developing and maintaining positive relationships with the Indigenous people and communities in the areas where we operate. These relationships are important to our operations and our customers who desire to work on traditional Indigenous lands. The inability to develop and maintain relationships and to be in compliance with local requirements could have an adverse effect on our business and results of operations.

Development of permanent infrastructure in the areas where we locate our assets could negatively impact our business.

We specialize in providing hospitality services for workforces in remote areas which often lack the infrastructure typically available in nearby towns and cities. If permanent towns, cities and municipal infrastructure develop, grow or otherwise become available in the regions of Australia where we operate, the oil sands region of northern Alberta, Canada or the west coast of British Columbia, then demand for our hospitality services could decrease as customer employees move to the region and choose to utilize permanent housing and food service.

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

We serve alcoholic beverages at some of our facilities and must comply with applicable licensing laws, as well as local service laws. These laws generally prohibit serving alcoholic beverages to certain persons such as a patron who is intoxicated or a minor. If we violate these laws, we may be liable to the patron and/or to third parties for the acts of the patron. We cannot guarantee that certain patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the jurisdictions in which we serve alcoholic beverages. If we are unable to maintain food safety or comply with government regulations related to food, beverages or alcoholic beverages, the effect could be materially adverse to our business and results of operations.

The majority of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease or obtain permits necessary to operate on such leased land, we could be materially and adversely affected.

The majority of our major Canadian lodges are located on land subject to provincial leases. Accordingly, while we own the accommodations assets, we only own a leasehold in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, our leases generally have an initial term of ten years and unless extended will expire between 2025 and 2030 with the exception of one lease that expires in 2049. Unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site at our own cost, which could be material. For example, we did not renew an expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which expired in June 2023, in order to support our customer’s intent to mine the land where the lodge was located. Our assets associated with our McClelland Lake Lodge were demobilized, for which we recognized $15.4 million in demobilization costs, and completely removed from the existing site in the first quarter of 2024. In addition, we completed the sale of the McClelland Lake Lodge assets in January 2024.

As of December 31, 2024, we had asset retirement obligation liabilities on our balance sheet of $14.1 million. Consistent with U.S. generally accepted accounting principles, these liabilities are the estimated present value of the amount of required asset removal and site remediation costs related to the retirement of assets. Should the remediation requirement be accelerated, our near term cash obligation could be significantly larger than the liability currently on our balance sheet and could negatively impact our cash flows and liquidity.

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

We are susceptible to seasonal earnings volatility due to seasonal weather patterns in our regions of operations.

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

We face various security threats, including cybersecurity threats to our data and systems and those of third-party service providers, threats to the safety of our employees, threats to the security of our facilities and infrastructure or third-party facilities and infrastructure and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, including cybersecurity insurance, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing, including attempts to gain unauthorized access to sensitive information or to render data or systems unusable or hold them for ransom. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, competitive position, financial position, results of operations or cash flows.

Cybersecurity threats in particular develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence. Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. Such threats include, but are not limited to, malicious software, attempts to gain unauthorized access to data, ransomware attacks and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of or denial of access to confidential or otherwise protected information and corruption of data. We have experienced, and expect to continue to confront, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information systems and networks. While we have not experienced a material cybersecurity incident in the last three years, a material cybersecurity incident could result in increased costs to prevent, respond to or mitigate cybersecurity incidents, damage to our brand or reputation, or otherwise result in a material adverse effect on our business, financial condition, results of operations or liquidity. Moreover, a delay in or failure to detect a cybersecurity incident, or the full extent of an incident, could exacerbate the effects of the incident.

In addition, we are subject to evolving laws and regulations governing data protection and the unauthorized disclosure of confidential information, which are evolving and can vary significantly by jurisdiction. Such laws and regulations may pose increasingly complex compliance challenges and elevate our compliance costs. Any failure by us to comply with these laws and regulations, including as a result of a cybersecurity or data protection incident, could result in a loss of sensitive information, litigation, regulatory action and potential liability. Further, we may incur additional costs or operational impacts related to the prevention, response or remediation of a cybersecurity or data protection incident, and such costs may not fully be covered by insurance coverage or indemnified by other means.

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

Public health crises, pandemics and epidemics, such as the COVID-19 pandemic, have adversely impacted, and may in the future adversely impact, worldwide economic activity, including the operations of natural resources companies in Australia, Canada and the U.S. and the worldwide demand for natural resources. Other effects of such public health crises, pandemics and epidemics include significant volatility and disruption of the global financial markets; volatility of commodity prices and related uncertainties around OPEC+ production; disruption of operations resulting from decreased customer demand and labor shortages; supply chain disruptions or equipment shortages; reduced capital spending by oil and gas companies; and employee impacts and labor shortages from illness, travel restrictions, including border closures, and other community response measures.

The extent to which our business operations and financial results may be affected by such public health crises, pandemics and epidemics depends on various factors beyond our control, such as the duration, severity and sustained geographic impact of the outbreak; the impact and effectiveness of governmental actions to contain and treat such outbreaks, including government policies and restrictions; the availability of effective vaccines and other treatments; vaccine hesitancy, vaccine mandates, and voluntary or mandatory quarantines; and the global response surrounding such uncertainties.

Financial/Accounting Risks

Currency exchange rate fluctuations could adversely affect our U.S. dollar reported results of operations and financial position.

Our reporting currency is the U.S. dollar, and we are exposed to currency exchange risk primarily between the U.S. dollar and the Australian and Canadian dollars. For the year ended December 31, 2024, 99% of our revenues originated from subsidiaries outside of the U.S. and were denominated in either the Australian dollar or the Canadian dollar. As a result, a material decrease in the value of these currencies relative to the U.S. dollar has had, and may have in the future, a negative impact on our reported revenues, net income, financial condition and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition and results of operations. We may attempt to limit the risks of currency fluctuation where possible by entering into financial instruments to protect against foreign currency exposure, but, to date, we have not entered into any foreign currency financial instruments. Our efforts to limit exchange risks may be unsuccessful, thereby exposing us to foreign currency fluctuations that could cause our results of operations, financial condition and cash flows to deteriorate.

We may not have adequate insurance for potential liabilities and insurance may not cover certain liabilities.

Our operations are subject to many hazards. In the ordinary course of business, we become the subject of various claims, lawsuits and administrative proceedings seeking damages or other remedies concerning our commercial operations, products, employees and other matters, including occasional claims by individuals alleging exposure to hazardous materials as a result of our products or operations. Some of these claims relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of such businesses. We maintain insurance to cover many of our potential losses, including cyber risk insurance, and we are subject to various self-retentions and deductibles under our insurance policies. It is possible, however, that a judgment could be rendered against us in cases in which we could be uninsured and beyond the amounts that we currently have reserved or anticipate incurring for such matters. Even a partially uninsured or underinsured claim, if successful and of significant size, could have a material adverse effect on our results of operations or consolidated financial position. In addition, we are insured under certain insurance policies of Oil States International, Inc. (Oil States) for occurrences prior to the completion of our spin-off from Oil States in May 2014 (the Spin-Off). The specifications and insured limits under those policies, however, may be insufficient for such claims. We also face other risks related to our insurance coverage, including (i) we may not be able to continue to obtain insurance on commercially reasonable terms; (ii) the counterparties to our insurance contracts may pose credit risks; (iii) we may incur losses from interruption of our business that exceed our insurance coverage; and (iv) we may not be able to procure insurance for certain risks due to various factors including insurance market constraints.

The cyclical nature of our business and a severe prolonged downturn has, and could in the future, negatively affect the value of our long-lived assets and our goodwill.

We recorded impairments of our long-lived assets of $11.6 million, $1.4 million and $5.7 million in 2024, 2023 and 2022, respectively. As of December 31, 2024, goodwill at our Australian reporting unit represented 2% of total assets, or $7.0 million.

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

We expect to gain certain business, financial and strategic advantages as a result of business combinations or asset acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our acquisitions and realize these intended benefits. For example, on February 18, 2025, we entered into a definitive purchase agreement with a private seller to acquire four villages with 1,340 rooms in Australia’s Bowen Basin and the associated long-term customer contracts. The Proposed Acquisition is anticipated to close in the second quarter of 2025, subject to the receipt of required regulatory approvals and the satisfaction of other closing conditions. The success of the Proposed Acquisition and any other acquisitions we make depends, in large part, (i) on the risk that any such acquisition may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common shares, and (ii) our ability to realize the anticipated benefits, including operating synergies from integrating these assets, which were previously operated independently, and retaining key employees, vendors and customers associated with the acquired assets. An inability to successfully integrate the acquired assets or businesses and to realize expected strategic advantages as a result of any acquisition, including the Proposed Acquisition, would negatively affect the anticipated benefits of such acquisition.

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

As of December 31, 2024, we had approximately $43.3 million outstanding under the revolving portion of our Syndicated Facility Agreement (as then amended to date, the Credit Agreement), $1.1 million of outstanding letters of credit and an additional $197.0 million in remaining capacity to borrow under the revolving portion of the Credit Agreement. If market or other economic conditions remain depressed or further deteriorate, our borrowing capacity may be reduced.

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

Legal and Regulatory Risks

We do business in Australia and Canada, whose political and regulatory environments and compliance regimes differ from those in the U.S.

A significant portion of our revenue is attributable to operations in Australia and Canada. These activities accounted for 99% of our consolidated revenue in the year ended December 31, 2024. Risks associated with our operations in Australia and Canada include, but are not limited to, (i) different taxing regimes; (ii) changing political conditions at the federal, provincial or state level; (iii) changing international and U.S. monetary policies; and (iv) regional economic downturns.

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

Environmental laws and regulations are subject to change in the future, possibly resulting in more stringent requirements. The implementation of new laws and regulations could result in materially increased costs, stricter standards and enforcement, increased reporting obligations, larger fines and liability and increased capital expenditures and operating costs, particularly for our customers, and could have an adverse effect on our business or demand for our services. See Item 1. “Business - Government Regulation” of this annual report for a more detailed description of our risks associated with environmental laws and regulations. It should also be noted that scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events.

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

Climate change and other ESG-related matters are receiving increasing attention from the media, scientists and legislators alike, which has resulted in legislative, regulatory and other initiatives, including international agreements, to reduce GHG emissions, such as carbon dioxide and methane, and proposed regulations to increase climate change reporting obligations. Significant focus is being made on companies that are active producers of fossil fuels, or companies which serve such producers.

Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels. There are a number of legislative and regulatory proposals to address GHG emissions, including increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting and incentives for renewable energy, which are in various phases of discussion or implementation. Moreover, such legislation, regulations and proposals are subject to frequent change by regulatory authorities. The outcome of Australian, Canadian and U.S. federal, regional, provincial and state actions to address global climate change could result in a variety of regulatory programs including potential new regulations, additional charges to fund energy efficiency activities or other regulatory actions. These actions could both (i) directly impact us due to increased costs associated with our operations and (ii) indirectly impact us due to increased costs of and/or reduced demand for our customers' operations and resulting reduced demand for our services.

Any adoption of these or similar proposals by Australian, Canadian or U.S. federal, regional, provincial, state or local governments mandating a substantial reduction in GHG emissions could have far-reaching and significant impacts on the energy industry, including negatively impacting the price of oil relative to other energy sources, reducing demand for hydrocarbons and other minerals or limiting drilling or mining in the areas in which we operate. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions and could have a material adverse effect on our business or demand for our services.

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital and assess acquisitions. Furthermore, many members of the investment community, as well as political advocacy groups, are increasing their focus on ESG practices and disclosures by public companies, and concerns over climate change have resulted in, and are expected to continue to result in, the adoption of regulatory requirements relating to climate-related disclosures. As a result, we may continue to face increasing pressure regarding and focus on our ESG disclosures and practices, and mandatory reporting obligations could increase our compliance burden and costs. We publish an annual ESG Report, which outlines our progress and ongoing efforts to advance our ESG initiatives. Our disclosures on these matters rely on management’s expectations as of the date the statements are first made, as well as standards for measuring progress that are still in development, and may change or fail to be realized. These expectations and standards may continue to evolve. If our ESG disclosures and practices do not meet regulatory, investor or other stakeholder expectations and standards, which continue to evolve, it could have a material adverse effect on our business or demand for our services. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to ESG, including criticizing companies for their ESG disclosures and practices and enacting or proposing “anti-ESG” legislation or policies. By publishing our annual ESG Report, our business may also face increased scrutiny related to ESG activities and be unable to satisfy all stakeholders. Additionally, members of the investment community may screen our ESG disclosures and performance before investing in our common shares.

See Item 1. “Business - Government Regulation” of this annual report for a more detailed description of our climate-change related risks.

Risks Related to Our Common Shares

The market price and trading volume of our common shares may be volatile.

The market price of our common shares has historically experienced and may continue to experience volatility. For example, during 2024, the market price of our common shares ranged from a low of $21.15 per share to a high of $28.92 per share. The market price of our common shares may be influenced by many factors, some of which are beyond our control, including those described above and the following:

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

In addition, in recent years the stock market has experienced substantial price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons potentially unrelated to their operating performance. For example, our share price may experience substantial volatility due to uncertainty regarding commodity prices. These market fluctuations, regardless of the cause, may materially and adversely affect our share price, regardless of our operating results. Price volatility may cause the average price at which we repurchase our common shares (see Note 16 – Share Repurchase Programs and Dividends for a discussion of repurchases of our common shares) in a given period to exceed the share price at a given point in time. In addition, stock market volatility may impact our ability to access the capital markets in the future on acceptable terms or at all. Furthermore, the trading market for our common shares is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

The payment of dividends and repurchases of our common shares are each within the discretion of our Board of Directors, and there is no guarantee that we will pay any dividends or repurchase common shares in the future or at levels anticipated by our shareholders.

The amount and timing of all future payments of dividends or repurchases of common shares pursuant to our share repurchase program, if any, are each subject to the discretion of the Board of Directors (Board) and will depend upon business conditions, results of operations, financial condition and other factors. Our Board may, without advance notice, discontinue the payment of dividends or suspend or terminate our share repurchase program. There can be no assurance that we will make dividend payments or repurchase our common shares in the future. The payment of dividends on our common shares or repurchase of shares under our share repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic growth projects. In addition, any elimination of, or downward revision in, our dividend policy or our share repurchase program could have an adverse effect on the market price of our common shares. While the U.S. has imposed an excise tax on U.S. domestic corporations repurchasing stock, our share repurchase program is not subject to this tax. A similar 2% tax has been imposed in Canada, effective January 1, 2024, which applies to us and may impact the tax efficiency of our share repurchase program.
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

Provisions contained in our articles provide for a classified Board (which will be phased out by the 2027 annual general meeting of shareholders), limitations on the removal of directors, limitations on shareholder proposals at meetings of shareholders and limitations on shareholder action by written consent, which could make it more difficult for a third-party to acquire control of us. Our articles, subject to the corporate law of British Columbia, also authorize our Board to issue series of preferred shares without shareholder approval. If our Board elects to issue preferred shares, it could increase the difficulty for a third-party to acquire us, which may reduce or eliminate our shareholders’ ability to sell their common shares at a premium. In addition, in Canada, we may become subject to applicable securities laws, including National Instrument 62-104 Take-Over Bids and Issuer Bids of the Canadian Securities Administrators, which provide a heightened threshold for shareholder acceptance of third-party acquisition offers and could discourage take-over attempts that could result in a premium over the market price for our common shares.

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

Our effective tax rates (including our Canadian and Australian tax rate) are dependent on a variety of factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in jurisdictions in which we operate, currency exchange rate fluctuations (especially between Canadian and U.S. dollars and Australian and U.S. dollars) and significant changes in trade, monetary or fiscal policies of Canada and Australia, including changes in interest rates, withholding taxes, tax treaties and federal and provincial tax rates generally. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of any number of the events or circumstances described in such factors may be (and, in fact, often seem to be) interrelated, and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

Generally, Canada’s tax rules under the Income Tax Act (Canada) (the Canadian Tax Act) may allow for favorable tax treatment related to the repatriation of certain dividends from certain foreign affiliates. If it becomes necessary or desirable to repatriate earnings from our foreign subsidiaries, repatriating earnings could, in certain circumstances, give rise to the imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned, without our receiving the benefit of any offsetting tax credits in Canada, which could adversely impact our effective tax rate and cash flows. These tax rules are complicated and could change over time. Any such changes could have a material impact on our overall tax rate.

Canada has also introduced tax rules governing “foreign affiliate dumping” in the Canadian Tax Act that can have adverse tax consequences in respect of non-Canadian business activities and investments for Canadian corporations that are controlled by a non-Canadian person or group of non-Canadian persons. These rules would have a negative impact on us to the extent that we became controlled by a non-Canadian person or group of non-Canadian persons.

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

The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business and the Organization for Economic Co-operation and Development (the “OECD”) have recently focused on issues related to the taxation of multinational corporations. For example, the OECD has proposed a two-pillar plan to reform international taxation, with proposals to ensure a fairer distribution of profits among countries and to impose a floor on tax competition through the introduction of a global minimum tax. The tax laws of countries in which we and our affiliates do business have already begun to change based on this two-pillar plan and could change further on a prospective or retroactive basis (or both), and any such changes could materially adversely affect us.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

 Risk Management and Strategy

We recognize the importance of developing, implementing and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data. Civeo leverages controls modeled in the Center for Internet Security (CIS) and the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) to evaluate our cybersecurity capabilities and to inform the implementation and configuration of certain systems, processes, and technologies. Our processes for assessing, identifying, and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes. Cybersecurity events are collected, evaluated and, when appropriate, escalated to the Chief Information Security Officer (CISO) for impact analysis utilizing our cybersecurity risk management policy.

Our cybersecurity policies and procedures encompass data privacy, incident response, information security and risks from our use of third-party vendors. In order to help develop these policies and procedures, we monitor applicable privacy and cybersecurity laws, regulations and guidance in the regions where we do business, as well as proposed privacy and cybersecurity laws, regulations, guidance and emerging risks.

Cybersecurity risks are monitored and evaluated by management through an internal compliance program with oversight by internal audit. We engage various third-party cybersecurity partners, such as auditors, assessors and consultants to perform penetration testing and audits on our cybersecurity profile. With the assistance of a third-party cybersecurity consultant, we also conducted three cyber breach simulation exercises in the last five quarters, focused on incident management and communication processes. These third-party partnerships enable us to leverage specialized knowledge and insights, and are meant to ensure our cybersecurity strategies and processes remain appropriately tailored to the company’s risk profile. In order to promote a company-wide culture of cybersecurity risk management, management has also implemented programs to both test and train our employees on cybersecurity fundamentals, including both annual and ongoing information security awareness training.

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

Governance

While the Board maintains responsibility for risk oversight it has delegated responsibility for evaluating technology and cybersecurity risks to the Audit Committee. The Board reviews the Company's cybersecurity risk posture, strategy and execution on at least an annual basis while the Audit Committee receives cybersecurity updates quarterly.

The CISO and executive management play a pivotal role in informing the Audit Committee on cybersecurity risks. Executive management, including the CISO, meets regularly with the Audit Committee to discuss cybersecurity risks, review quarterly cyber metrics and oversee progress against our annual action plans. These briefings may encompass a broad range of topics, including:

•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee and executive management maintain an ongoing dialogue regarding emerging or potential cybersecurity risks, and the CISO regularly updates executive management on cybersecurity risks and incidents.

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CISO who has over 18 years of experience in the field of cybersecurity, including at Civeo and previously for a Fortune 500 company. The CISO implements and oversees processes for the monitoring of our information systems, which includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. The CISO also oversees our cybersecurity governance programs, assists with testing our compliance with applicable standards, leads our efforts to remediate known risks and leads our employee training program.

The Company deploys a Security Operations Center team who monitor and escalate cybersecurity events to the CISO. In the event of a cybersecurity incident, the Company maintains an incident response plan, which is intended to facilitate response, escalation, and mitigate the impact of the incident and includes long-term strategies for remediation and prevention of future incidents. Significant cybersecurity matters and certain strategic risk management decisions are escalated to the Audit Committee and the Board.

ITEM 2. Properties

The following presents information about our principal properties and facilities as of December 31, 2024. Except as indicated, we own all of the properties or facilities listed below. Each of the properties is encumbered by our secured credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 11 – Debt to the notes to consolidated financial statements included in Item 8 of this annual report for additional information concerning our credit facilities. For a discussion about how each of our business segments utilizes its respective properties, see Item 1, “Business” of this annual report.

Location	Approximate Square Footage/Acreage	Description
Australia:
Coppabella, Queensland, Australia	192 acres	Coppabella Village
Narrabri, New South Wales, Australia	82 acres	Narrabri Village
Boggabri, New South Wales, Australia	52 acres	Boggabri Village
Dysart, Queensland, Australia	50 acres	Dysart Village
Middlemount, Queensland, Australia	37 acres	Middlemount Village
Nebo, Queensland, Australia	26 acres	Nebo Village
Moranbah, Queensland, Australia	17 acres	Moranbah Village
Karratha, Western Australia, Australia	11 acres	Karratha Village
Sydney, New South Wales, Australia (lease)	11,518 sq. feet	Office
Perth, Western Australia, Australia (lease)	6,921 sq. feet	Office
Brisbane, Queensland, Australia (lease)	5,543 sq. feet	Office
Canada:
Fort McMurray, Alberta (leased land)	240 acres	Wapasu Creek Lodge
Fort McMurray, Alberta (leased land)	138 acres	Fort McMurray Village
Fort McMurray, Alberta (leased land)	135 acres	Conklin Lodge
Fort McMurray, Alberta (leased land)	128 acres	Beaver River and Athabasca Lodges
Kitimat, British Columbia	59 acres	Sitka Lodge
Fort McMurray, Alberta (leased land and lodges)	58 acres	Hudson and Borealis Lodges
Acheson, Alberta (lease)	40 acres	Office and warehouse
Vanderhoof, British Columbia	33 acres	Storage yard
Fort McMurray, Alberta (leased land)	30 acres	Greywolf Lodge
Fort McMurray, Alberta (leased land)	18 acres	Anzac Lodge
Edmonton, Alberta (lease)	86,376 sq. feet	Office and commercial production kitchen
Calgary, Alberta (lease)	7,000 sq. feet	Office
U.S.:
Houston, Texas (lease)	8,900 sq. feet	Principal executive offices
Killdeer, North Dakota	39 acres	Killdeer Lodge

We also own various undeveloped properties in British Columbia.

We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

Leased land for our lodge properties in Canada refers to land leased from the Alberta government. We also lease land for our Karratha Village from the state government in Australia. Generally, these leases have an initial term of ten years and are scheduled to expire between 2025 and 2030 with the exception of one lease that expires in 2049.

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

Holders of Record

As of February 21, 2025, there were 21 holders of record of Civeo common shares.

Dividend Information

We intend to pay regular quarterly dividends on our common shares, with all future dividend payments subject to quarterly review and approval by our Board of Directors (Board). The declaration and amount of all potential future dividends will be at the discretion of our Board and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the Board deems relevant. In addition, our ability to pay cash dividends on common shares is limited by covenants in the Credit Agreement. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes if we are required to repatriate foreign earnings to pay such dividends. The amount per share of our dividend payments may be changed, or dividends may be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will continue to pay a dividend in the future.

Performance Graph

The share price performance shown on the graph is not necessarily indicative of future price performance. Information used in the graph was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.
The following performance graph and chart compare the cumulative total return to holders of our common shares with the cumulative total returns of the Standard & Poor's 500 Stock Index, Philadelphia OSX and with that of our peer group, for the period from December 31, 2019 to December 31, 2024. The graph and chart show the value, at the dates indicated, of $100 invested at December 31, 2019 and assume the reinvestment of all dividends, as applicable.

Our peer group consists of the following:

Badger Daylighting Ltd.	Nine Energy Service, Inc.
Black Diamond Group Limited	North American Construction Group
Dexterra Group Inc.	Oil States International, Inc.
Enerflex Ltd.	Precision Drilling Corporation
Forum Energy Technologies, Inc.	Select Energy Services Inc.
Matrix Service Company	Target Hospitality Corp.
McGrath RentCorp	Tetra Technologies, Inc.
Newpark Resources, Inc.	Total Energy Services Inc.

Note: The current peer group remained unchanged for 2024.

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Civeo Corporation	$100.00	$89.79	$123.84	$200.90	$151.00	$156.43
S&P 500	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
PHLX Oil Service Sector	$100.00	$57.92	$69.94	$112.94	$115.10	$101.68
Peer Group	$100.00	$88.54	$119.90	$132.98	$142.98	$166.08

The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Registered Equity Securities by Registrant or its Affiliates in the Fourth Quarter

The following provides information about purchases of our common shares during the three months ended December 31, 2024.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
October 1, 2024 - October 31, 2024	111,555	$27.52	111,555	249,692
November 1, 2024 - November 30, 2024	96,600	25.67	96,600	153,092
December 1, 2024 - December 31, 2024	—	—	—	153,092
Total	208,155	$26.66	208,155	153,092

(1)    In September 2024, our Board authorized the repurchase of up to 5% of our total common shares which were issued and outstanding, or 710,556 common shares (the 2024 Share Repurchase Program). Under the 2024 Share Repurchase Program, we may repurchase shares through open market repurchases, pursuant to a Rule 10b5‑1 compliant plan, or in privately negotiated transactions. The 2024 Share Repurchase Program expires 12 months from the date of the first repurchase and was made pursuant to a foreign issuer bid exemption under Canadian securities law, which permits us to make repurchases in excess of 5% (subject to approval by our Board). We repurchased an aggregate of 208,155 of our common shares outstanding for approximately $5.6 million under the 2024 Share Repurchase Program during the three months ended December 31, 2024.

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

This section of this annual report generally discusses key operating and financial data as of and for the years ended 2024 and 2023 and provides year-over-year comparisons for such periods. For a similar discussion and year-over-year comparisons to our 2022 results, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

Description of the Business

We provide hospitality services to remote workforces in Australia and Canada, including catering and food service, lodging, housekeeping and maintenance at accommodation facilities that we or our customers own. We provide services that support the day-to-day operations of these facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also manage development activities for workforce accommodation facilities, including site selection, permitting, engineering and design and manufacturing and site construction management, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active met coal, oil, liquefied natural gas (LNG) and iron ore producing regions, and our customers include mining companies, major and independent oil companies, engineering companies and mining service companies. We operate in two principal reportable business segments – Australia and Canada.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this annual report to “dollars” or “$” are to United States (U.S.) dollars.

Overview and Macroeconomic Environment

Demand for our hospitality services is driven primarily by ongoing operations of existing natural resource projects in Australia and Canada. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure. Long-term demand for our services has been driven by natural resource production, maintenance, operation and expansion of those facilities. In general, industry capital spending programs are based on the outlook for commodity prices, production costs, economic growth, perceived political risk, global commodity supply/demand, reserve replacement requirements, estimates of resource production, annual maintenance requirements and the expectations of our customers' shareholders. As a result, demand for our hospitality services is sensitive to expected commodity prices, principally related to met coal, oil, iron ore and LNG, and the resultant impact of these commodity price expectations on our customers’ spending. Other factors that can affect our business and financial results include the general global economic environment, including inflationary pressures, supply chain disruptions and labor shortages, volatility affecting the banking system and financial markets, availability of capital to the natural resource industry and regulatory changes in Canada, Australia and other markets, including governmental measures introduced to mitigate climate change.

Commodity Prices

There is continued uncertainty around commodity price levels, driven by many factors, including rising fears of a recession resulting from lingering inflation and higher interest rates, an economic slowdown in China and resultant economic stimulus by the Chinese government, the impact of inflationary pressures, actions taken by Organization of the Petroleum Exporting Countries Plus (OPEC+) to adjust oil production levels, geopolitical events such as the ongoing Russia/Ukraine and Middle East conflicts, U.S. oil production levels and regulatory implications on such prices. In particular, these items could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets and in extreme cases reduce production.

Recent Commodity Prices

Recent met coal, iron ore, West Texas Intermediate (WTI) crude, and Western Canadian Select (WCS) crude pricing trends are as follows:

			Average Price (1)
Quarter ended	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)	WTI Crude (per bbl)	WCS Crude (per bbl)
First Quarter through February 21, 2025	$190.01	$97.82	$73.79	$59.71
12/31/2024	203.50	96.00	70.42	57.50
9/30/2024	210.74	94.54	75.29	59.97
6/30/2024	242.93	106.01	80.83	67.24
3/31/2024	307.68	118.54	77.01	59.48
12/31/2023	332.24	122.24	78.60	55.31
9/30/2023	260.12	111.04	82.50	66.20
6/30/2023	243.54	106.98	73.54	60.25
3/31/2023	341.08	117.08	75.96	56.61
12/31/2022	276.19	94.93	82.82	54.72
9/30/2022	252.63	99.21	91.63	70.70
6/30/2022	464.61	128.80	108.77	92.89
3/31/2022	474.83	129.46	95.17	82.04

(1)Source: Hard coking prices are from IHS Markit, iron ore prices and WCS crude prices are from Bloomberg and WTI crude prices are from U.S. Energy Information Administration.

Met Coal. In Australia, 84% of our rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the level of global steel production. Following negative growth from July through September 2024, production increased in the last quarter of 2024, reaching similar levels when compared to the same period in 2023. The turnaround in positive production growth in the last quarter of 2024 was driven by India’s steady steel production and a return to positive steel production growth in China. Global steel production during 2024 decreased by 0.9% compared with 2023. As of February 21, 2025, met coal spot prices were $188.50 per tonne. Steel demand is expected to increase marginally in 2025 compared to 2024 driven by continued improvements in demand from India.

Met coal prices stagnated around $200 per tonne during the last quarter of 2024, following a downward price correction in July and August 2004 as steel demand declined coupled with higher overall met coal inventories. Despite higher steel production from India and China in the last quarter of 2024, prices remained muted with high met coal inventories and steady supply in late 2024 and early 2025. In early 2025 met coal prices have dropped below $200, with prices averaging $190 in early 2025. High met coal inventories from buyers are impacting demand, however producers are maintaining strong production levels even at these lower prices.

While high met coal inventories continued to weigh on prices in late 2024 and early 2025, analysts are forecasting prices to trend higher during 2025 to average approximately $230 per tonne for the year. This will be contingent upon supply-side constraint from weather events and further anticipated Chinese stimulus support and stable demand from India.

Iron Ore. Iron ore prices fluctuated during the first quarter of 2024 and weakened through the second half of 2024, with prices range bound between $90 to $100 per tonne. Analysts expect iron ore prices to average $100 per tonne in 2025, with large producers forecasting steady supply and demand expected to remain muted.

WTI Crude. After reaching historic lows in early 2020 during the start of the COVID-19 pandemic, global oil prices increased to above $100 per barrel in the second quarter 2022. In the second half of 2022 and throughout 2023, oil prices generally declined due to (i) rising fears of a recession resulting from severe inflation and higher interest rates, (ii) resulting lower demand for oil and (iii) increasing U.S. oil production. In an effort to support the price of oil amidst demand concerns, OPEC+ countries extended their 2023 oil production cuts throughout 2024. These production cuts, coupled with the rising geopolitical risks in the Middle East, resulted in rising oil prices during the first half of 2024. Oil prices decreased during the second half of 2024 due to increased market concerns over economic growth and demand. OPEC+ is expected to increase production in 2025, likely putting pressure on global oil prices.
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
WCS prices in the fourth quarter of 2024 averaged $57.50 per barrel compared to an average of $55.31 in the fourth quarter of 2023. The WCS Differential decreased from $19.35 per barrel at the end of the fourth quarter of 2023 to $13.49 at the end of the fourth quarter of 2024. As of February 21, 2025, the WTI price was $70.58 and the WCS price was $57.24, resulting in a WCS Differential of $13.34. Further, the Trump Administration has announced and is in the process of implementing a 10% tariff on energy resources imported to the U.S. from Canada. This tariff could widen the WCS differential and reduce Canadian oil producers' production and profits.
Other
Recent Developments. On February 18, 2025, we entered into a definitive asset purchase agreement with a private seller to acquire four villages with 1,340 rooms in Australia’s Bowen Basin and the associated long-term customer contracts. Under the terms of the agreement, Civeo would acquire the assets and customer contracts for total cash consideration of A$105 million, or approximately US$67 million, funded with cash on hand and borrowings from its existing revolving credit facility. The Proposed Acquisition is anticipated to close in the second quarter of 2025, subject to regulatory approvals and customary conditions.
Inflationary Pressures. During 2023 and 2024, inflationary pressures and supply chain disruptions have been, and continue to be, experienced worldwide. Price increases resulting from inflation and supply chain concerns have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. We are managing inflation risk with negotiated service scope changes and contractual protections.
Labor Shortages. In addition to the macro inflationary impacts on labor costs noted above, we continue to be impacted by increased staff costs as a result of hospitality labor shortages in Australia due to significantly reduced migration in and around Australia affecting labor availability, which has subsequently led to an increased reliance on more expensive temporary labor resources.

LNG. Our Sitka Lodge supports the LNG Canada (LNGC) project and related pipeline projects (specifically, the Coastal GasLink Pipeline, the pipeline constructed to transport natural gas feedstock to LNGC). LNGC, a joint venture among Shell Canada Energy, an affiliate of Shell plc (40 percent), and affiliates of PETRONAS, through its wholly-owned entity, North Montney LNG Limited Partnership (25 percent), PetroChina (15 percent), Mitsubishi Corporation (15 percent) and Korea Gas Corporation (5 percent), is currently constructing a liquefaction and export facility in Kitimat, British Columbia (Kitimat LNG Facility). Construction activity of Phase 1 of the Kitimat LNG Facility is nearing completion, with commercial operations expected to begin in mid-2025. The Coastal GasLink Pipeline was completed in 2024 and entered commercial operations. The majority of our contracted commitments associated with the Coastal GasLink Pipeline were completed in the fourth quarter of 2023. As such, we expect continued lower occupancy at our Sitka Lodge in the near-term until subsequent phases of the LNGC project are approved and commence, or additional construction activity in the region, drive increased occupancy demand.

From a macroeconomic standpoint, LNG demand has continued to grow, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. The conflicts between Russia/Ukraine and in the Middle East have further highlighted the need for secure natural gas supply globally, particularly in Europe. Accordingly, we expect additional investment in LNG supply will be needed to meet the resulting expected long-term LNG demand growth.

McClelland Lake Lodge. We did not renew our expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which expired in June 2023, in order to support our customer’s intent to mine the land where the lodge was located. In addition, the accompanying hospitality services contract at McClelland Lake Lodge expired in July 2023; however, we continued to provide hospitality services to the customer at our other owned lodges through January 31, 2024, under a short-term take-or-pay commitment. Subsequent to this date, we have continued to provide such services at our other lodges; however, not pursuant to a take-or-pay commitment. During the third quarter of 2023, we entered into a definitive agreement to sell our McClelland Lake Lodge assets to a U.S.-based mining project for approximately C$49 million, or $36 million. Our McClelland Lake Lodge assets were dismantled and completely removed from the existing site in January 2024. During 2023, we recognized $14.2 million in dismantle costs and received $28.2 million in cash proceeds associated with the sale. During the first quarter of 2024, the transaction was completed, and we recognized the remaining $1.0 million in dismantle costs and received the remaining $7.8 million in cash proceeds.

United States Business. In the first quarter of 2023, we sold our accommodation assets in Louisiana, and in the second quarter of 2024, we sold the land at our Louisiana location. Our remaining U.S. business, which supported completion activity in the Bakken, was closed in the fourth quarter of 2024 due to low activity levels.

Foreign Currency Exchange Rates. Exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income (loss) in Canada and Australia. These revenues and profits/losses are translated into U.S. dollars for financial reporting purposes under U.S. generally accepted accounting principles. The following summarizes the fluctuations in the exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar:

	Year Ended December 31,
	2024	2023	Change	Percentage
Average Canadian dollar to U.S. dollar	$0.730	$0.741	(0.011)	(1.5)%
Average Australian dollar to U.S. dollar	$0.660	$0.665	(0.005)	(0.7)%

	As of December 31,
	2024	2023	Change	Percentage
Canadian dollar to U.S. dollar	$0.695	$0.756	(0.061)	(8.1)%
Australian dollar to U.S. dollar	$0.620	$0.681	(0.061)	(9.0)%

These fluctuations of the Canadian and Australian dollars have had and will continue to have an impact on the translation of earnings generated from our Canadian and Australian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the global economy, commodity prices, demand for met coal, crude oil, LNG and iron ore, inflation and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2025 capital expenditures will be in the range of approximately $25 million to $30 million, compared to 2024 capital expenditures of $26.1 million. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity.

See “Liquidity and Capital Resources” below for further discussion on 2025 and 2024 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the year ended December 31, 2024 is based on a comparison with the corresponding period of 2023.

Results of Operations – Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Year Ended December 31,
	2024	2023	Change

	($ in thousands)
Revenues
Australia	$426,956	$336,763	$90,193
Canada	245,087	352,795	(107,708)
Other	10,079	11,247	(1,168)
Total revenues	682,122	700,805	(18,683)
Costs and expenses
Cost of sales and services
Australia	315,374	243,011	72,363
Canada	207,135	277,067	(69,932)
Other	10,158	10,209	(51)
Total cost of sales and services	532,667	530,287	2,380
Selling, general and administrative expenses	73,350	72,605	745
Depreciation and amortization expense	68,038	75,142	(7,104)
Impairment expense	11,581	1,395	10,186
Gain on sale of McClelland Lake Lodge assets, net	(5,744)	(18,590)	12,846
Other operating expense	898	479	419
Total costs and expenses	680,790	661,318	19,472
Operating income	1,332	39,487	(38,155)

Interest expense, net	(7,786)	(13,005)	5,219
Other income	517	13,881	(13,364)
Income (loss) before income taxes	(5,937)	40,363	(46,300)
Income tax expense	(12,492)	(10,633)	(1,859)
Net income (loss)	(18,429)	29,730	(48,159)
Less: Net expense attributable to noncontrolling interest	(1,362)	(427)	(935)
Net income (loss) attributable to Civeo Corporation	$(17,067)	$30,157	$(47,224)

We reported net loss attributable to Civeo for 2024 of $17.1 million, or $1.19 per diluted share. As further discussed below, net loss included $5.7 million of net gains associated with the sale of McClelland Lake Lodge in Canada and a $11.6 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.

We reported net income attributable to Civeo for 2023 of $30.2 million, or $2.01 per diluted share. As further discussed below, net income included $28.3 million of net gains associated with the sale of the McClelland Lake Lodge in Canada and a $1.4 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.

Revenues. Consolidated revenues decreased $18.7 million, or 3%, in 2024 compared to 2023. This decrease was primarily due to reduced mobile asset activity from pipeline projects in Canada which were largely completed in 2023 and lower year-over-year occupancy at certain lodges in Canada. These items were partially offset by increased activity at our Civeo owned villages in the Australian Bowen Basin and new business in our integrated services villages in Western Australia. See below for further discussion of segment results of operations.

Cost of Sales and Services. Our consolidated cost of sales and services increased $2.4 million, or 0.4%, in 2024 compared to 2023. This increase was primarily due to increased occupancy at our Civeo owned villages in the Australian Bowen Basin and new business in our integrated services villages in Western Australia and the associated overhead costs. These items were partially offset by the decrease in cost of sales and services largely driven by reduced mobile asset activity from pipeline projects in Canada which were largely completed in 2023 and lower costs at certain lodges in Canada due to reduced occupancy. See below for further discussion of segment results of operations.

Selling, General and Administrative Expenses. SG&A expense increased $0.7 million, or 1%, in 2024 compared to 2023. This increase was primarily due to higher compensation expense of $5.4 million, higher professional fees of $2.6 million and higher travel and entertainment costs of $0.9 million. The increase in compensation expense was primarily due to $1.1 million in severance costs related to the departure of our former Chief Financial Officer, other severance costs and increased staff and associated recruitment costs. These items were partially offset by lower incentive compensation costs of $5.6 million, lower share-based compensation expense of $2.8 million and a weaker Australian and Canadian dollar relative to the U.S. dollar in 2024 compared to 2023. The decrease in share-based compensation expense was primarily due to forfeitures, reduced performance share expense due to a lower probability of achieving performance criteria during 2024 compared to 2023 and changes in our share price during 2024 compared to 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $7.1 million, or 9%, in 2024 compared to 2023. The decrease was primarily due to certain assets becoming fully depreciated in Canada, including the McClelland Lake Lodge, in 2023 and lower depreciation and amortization expense due to a weaker Australian and Canadian dollar relative to the U.S. dollar in 2024 compared to 2023. These items were partially offset by higher depreciation and amortization expense due to additional property, plant and equipment placed in service during 2024.

Impairment Expense. We recorded pre-tax impairment expense of $11.6 million in 2024 associated with long-lived assets in Australia, Canada and the U.S. We recorded pre-tax impairment expense of $1.4 million in 2023 associated with long-lived assets in Australia and the U.S.

See Note 4 - Impairment Charges to the notes to the consolidated financial statements included in Item 8 of this annual report for further discussion.

Gain on Sale of McClelland Lake Lodge Assets, net. We recorded $5.7 million and $18.6 million in net gains associated with the sale of the McClelland Lake Lodge in 2024 and 2023, respectively.

Operating Income. Operating income decreased $38.2 million, or 97%, in 2024 compared to 2023 primarily due to reduced mobile asset activity and lower lodge occupancy in Canada, higher impairment expenses and lower gain on sale of McClelland Lake Lodge assets in 2024 compared to 2023. These items were partially offset by higher activity levels in Australia and lower depreciation and amortization expense in 2024 compared to 2023.

Interest Expense, net. Net interest expense decreased $5.2 million, or 40%, in 2024 compared to 2023 primarily related to lower average debt levels during 2024 compared to 2023, which decreased approximately 35%.

Other Income. Consolidated other income decreased $13.4 million, or 96%, in 2024 compared to 2023. Other income in 2023 included $9.7 million in reimbursements associated with the dismantlement of the McClelland Lake Lodge. In addition, 2023 included gains related to the sale of our Acadian Acres accommodation assets in the U.S. and a gain on the settlement of asset retirement obligation in Canada. Other income in 2024 included $0.7 million in gains on sale of various assets in Canada and Australia.

Income Tax Expense.  Our income tax expense for 2024 totaled $12.5 million, or (210.4)% of pretax loss, compared to an expense of $10.6 million, or 26.3% of pretax income for 2023. Our effective tax rate for 2024 was lower than the Canadian federal statutory rate of 15% primarily due to pre-tax losses in Canada with no corresponding tax benefit. Our effective tax rate for 2023 was higher than the Canadian federal statutory rate of 15%, primarily due to pre-tax income in Australia being taxed at the higher Australian income tax rate of 30%. Full valuation allowances are maintained against net deferred tax assets in both Canada and the U.S. In 2024, the tax benefit in Canada was offset by an increase to the valuation allowance of $8.5 million and a deferred tax benefit in Australia was offset by an increase to the valuation allowance of $0.6 million. In 2023, tax expense in Canada and the U.S. was offset by a valuation allowance release of $1.7 million and $0.8 million, respectively.

Other Comprehensive Income (Loss). Other comprehensive income decreased $28.6 million in 2024 compared to 2023 primarily as a result of foreign currency translation adjustments due to changes in the Canadian and Australian dollar exchange rates compared to the U.S. dollar. The Canadian dollar exchange rate compared to the U.S. dollar decreased 8.1% in 2024 compared to a 2.4% increase in 2023. The Australian dollar exchange rate compared to the U.S. dollar decreased 9.0% in 2024 compared to a 0.2% increase in 2023.

Segment Results of Operations – Australian Segment

	Year Ended December 31,
	2024	2023	Change
Revenues ($ in thousands)
Accommodation and other services revenue (1)	$196,684	$177,834	$18,850
Food service and other services revenue (2)	230,272	158,929	71,343
Total revenues	$426,956	$336,763	$90,193

Cost of sales ($ in thousands)
Accommodation and other services cost	$94,344	$85,461	$8,883
Food service and other services cost	208,627	148,599	60,028
Indirect other cost	12,403	8,951	3,452
Total cost of sales and services	$315,374	$243,011	$72,363

Gross margin as a % of revenues	26.1%	27.8%	(1.8)%

Average daily rate for villages (3)	$78	$75	$3

Total billed rooms for villages (4)	2,524,108	2,371,763	152,345

Australian dollar to U.S. dollar	$0.660	$0.665	$(0.005)

(1)Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to food service and other services, including facilities management, for the periods presented.
(3)Average daily rate is based on billed rooms and accommodation and other services revenue.
(4)Billed rooms represents total billed days for owned assets for the periods presented.

Our Australian segment reported revenues in 2024 that were $90.2 million, or 27%, higher than in 2023. The increase in the Australian segment was driven by increased activity at our Civeo owned villages in the Bowen Basin and new business in our integrated services villages in Western Australia. Billed rooms in Civeo-owned villages were up 6.4% in 2024 due to increased activity in the Bowen Basin, Western Australia and Gunnedah Basin coupled with recent contract renewals and extensions.

Our Australian segment cost of sales and services increased $72.4 million, or 30%, in 2024 compared to 2023. The increase in cost of sales and services was largely driven by increased occupancy at our Civeo owned villages in the Bowen Basin and new business in our integrated services villages in Western Australia and the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues decreased from 27.8% in 2023 to 26.1% in 2024. This decrease was primarily driven by an increased relative revenue contribution from our integrated services business, which has a service-only business model and therefore generates lower overall gross margins than our accommodation business. The reduced gross margin was partially offset by improved profitability across our integrated services villages in 2024.

Segment Results of Operations – Canadian Segment

	Year Ended December 31,
	2024	2023	Change
Revenues ($ in thousands)
Accommodation and other services revenue (1)	$214,774	$266,926	$(52,152)
Mobile facility rental revenue (2)	1,523	61,899	(60,376)
Food service and other services revenue (3)	28,790	23,970	4,820
Total revenues	$245,087	$352,795	$(107,708)

Cost of sales and services ($ in thousands)
Accommodation and other services cost	$164,089	$195,843	$(31,754)
Mobile facility rental cost	4,940	49,073	(44,133)
Food service and other services cost	27,201	21,821	5,380
Indirect other cost	10,905	10,330	575
Total cost of sales and services	$207,135	$277,067	$(69,932)

Gross margin as a % of revenues	15.5%	21.5%	(6.0)%

Average daily rate for lodges (4)	$97	$97	$—

Total billed rooms for lodges (5)	2,205,700	2,710,784	(505,084)

Average Canadian dollar to U.S. dollar	$0.730	$0.741	$(0.011)

(1)Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to mobile assets for the periods presented.
(3)Includes revenues related to food service, laundry and water and wastewater treatment services for the periods presented.
(4)Average daily rate is based on billed rooms and accommodation and other services revenue.
(5)Billed rooms represents total billed days for owned assets for the periods presented.

Our Canadian segment reported revenues in 2024 that were $107.7 million, or 31%, lower than 2023. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 1.5% in 2024 compared to 2023 resulted in a $3.1 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the revenue decrease was driven by (i) reduced mobile asset activity from pipeline projects which were largely completed in 2023, (ii) lower billed rooms at our oil sands lodges due to the timing and extent of maintenance activity by our customers, (iii) reduced occupancy associated with the sale of the McClelland Lake Lodge and (iv) reduced occupancy at our Sitka Lodge as the Kitimat LNG facility nears completion.

Our Canadian segment cost of sales and services decreased $69.9 million, or 25%, in 2024 compared to 2023. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 1.5% in 2024 compared to 2023 resulted in a $2.8 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the decrease in cost of sales and services was driven by lower costs related to the reduced mobile asset activity from pipeline projects which were largely completed in 2023 and lower costs at various lodges due to reduced occupancy levels.

Our Canadian segment gross margin as a percentage of revenues decreased from 21.5% in 2023 to 15.5% in 2024. This decrease was primarily driven by reduced mobile asset activity from pipeline projects which were largely completed in 2023. In addition, margin at our lodges were lower due to reduced efficiencies at lower occupancy levels.

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

The following summarizes our material future cash requirements at December 31, 2024, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt maturities	$43,299	$—	$—	$43,299	$—
Interest payments(1)	9,529	2,637	5,274	1,618	—
Purchase obligations	8,169	8,169	—	—	—
Non-cancelable lease obligations	13,970	4,348	7,099	2,292	231
Asset retirement obligations – expected cash payments	61,255	747	2,052	3,118	55,338
Total contractual cash obligations	$136,222	$15,901	$14,425	$50,327	$55,569

(1)Interest payments due under the Credit Agreement, which matures on August 8, 2028; based on an interest rate of 6.1% for Canadian revolver borrowings.

Our debt obligations at December 31, 2024 are reflected in our consolidated balance sheet, which is a part of our consolidated financial statements in Item 8 of this annual report. We have not entered into any material leases subsequent to December 31, 2024.

The following summarizes our consolidated liquidity position as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Lender commitments	$245,000	$200,000
Reductions in availability (1)	(3,635)	—
Borrowings against revolving credit capacity	(43,299)	(65,554)
Outstanding letters of credit	(1,100)	(1,353)
Unused availability	196,966	133,093
Cash and cash equivalents	5,204	3,323
Total available liquidity	$202,170	$136,416

(1)As of December 31, 2024, $3.6 million of our borrowing capacity under the Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Credit Agreement.

Cash totaling $83.5 million was provided by operations during 2024 compared to $96.6 million provided by operations during 2023. During 2024 and 2023, $31.8 million was provided by working capital and $1.6 million was used in working capital, respectively. The year-over-year increase in cash provided by working capital in 2024 compared to 2023 is largely due to the collection of holdbacks in Canada related to the completion of mobile asset pipeline projects during 2024 compared to 2023, partially offset by decreased accounts payable and accrual balances.

Cash used in investing activities during 2024 totaled $14.9 million compared to cash used in investing activities during 2023 of $14.5 million. The increase in cash used in investing activities was primarily due to lower proceeds from the sale of property, plant and equipment, partially offset by lower capital expenditures. We received net proceeds from the sale of property, plant and equipment of $11.0 million during 2024 related to the sale of our McClelland Lake Lodge accommodation assets in Canada and the sale of our Louisiana land in the U.S., compared to $16.7 million during 2023 primarily related to the sale of our McClelland Lake Lodge accommodation assets in Canada and Louisiana accommodation assets in the U.S. Capital expenditures totaled $26.1 million and $31.6 million during 2024 and 2023, respectively. Capital expenditures in both periods were primarily related to maintenance. In addition, our 2024 capital expenditures included approximately $2.9 million related to customer-funded infrastructure upgrades in Australia compared to $10.0 million in 2023.

We expect our capital expenditures for 2025 to be in the range of $25 million to $30 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts or commitments or attractive risk-adjusted economics. Whether planned expenditures will actually be spent in 2025 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the transaction economics be attractive enough to us compared to the current capital allocation priorities of returning capital to shareholders. We continue to monitor the global economy, commodity prices, demand for met coal, crude oil, LNG and iron ore, inflation and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

The table below delineates historical capital expenditures split between expansionary and maintenance spending on our lodges and villages, mobile asset spending and other capital expenditures. We classify capital expenditures for the development of rooms and central facilities at our lodges and villages as expansion capital expenditures. Other capital expenditures below relate to routine capital spending for support equipment, upgrades to infrastructure at our lodge and village properties and spending related to our manufacturing facilities, among other items.

Based on management’s judgment of capital spending classifications, we believe the following represents the components of capital expenditures for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024			2023
	Expansion	Maint	Total	Expansion	Maint	Total
Lodge/village	$7.3	$13.2	$20.5	$12.8	$11.6	$24.4
Mobile assets	—	—	—	1.3	—	1.3
Other	3.2	2.4	5.6	2.4	3.5	5.9
Total	$10.5	$15.6	$26.1	$16.5	$15.1	$31.6

Expansion lodge and village spending in 2024 was related to costs associated with the customer-supported reactivation of our Buffalo Lodge in Canada and customer-funded infrastructure upgrades at three Australian villages. Expansion lodge and village spending in 2023 was largely related to customer-funded infrastructure upgrades at three Australian villages.

Maintenance lodge and village spending in 2024 and 2023 was primarily associated with routine maintenance projects at our major properties.

Mobile asset spending in 2023 was primarily related to an asset storage yard purchased in Canada.

Other maintenance and expansion spending in 2024 was primarily related to miscellaneous equipment and supplies to support the day-to-day operations at our accommodation and laundry facilities, purchases to support new contacts at our integrated services business in Australia and information technology infrastructure to support our business. Other maintenance and expansion spending in 2023 was primarily related to miscellaneous equipment and supplies to support the day-to-day operations at our accommodation and laundry facilities and information technology infrastructure to support our business.

Cash used in financing activities during 2024 of $65.2 million was primarily due to (i) repurchases of our common shares of $29.6 million, (ii) dividend payments of $14.4 million, (iii) net repayments under our revolving credit facilities of $17.1 million, (iv) debt issuance costs of $3.0 million and (v) payments to settle tax obligations of $1.1 million. Cash used in financing activities during 2023 of $86.8 million was primarily due to (i) net repayments under our revolving credit facilities of $37.8 million, (ii) repayments of term loan borrowings of $29.9 million, (iii) repurchases of our common shares of $11.6 million and (iv) dividend payments of $7.4 million.

The following summarizes the changes in debt outstanding during 2024 (in thousands):

Total
Balance as of December 31, 2023	$65,554
Borrowings under revolving credit facilities	284,314
Repayments of borrowings under revolving credit facilities	(301,431)
Translation	(5,138)
Balance at December 31, 2024	$43,299

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

In September 2024, our Board authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding, or 710,556 common shares, over a twelve-month period. In addition, our Board declared quarterly dividends of $0.25 per common share to shareholders beginning in the third quarter of 2023. Dividend payments of $14.3 million and $7.4 million were made to shareholders in 2024 and 2023, respectively. These dividends are eligible dividends pursuant to the Income Tax Act (Canada). See Note 16 – Share Repurchase Programs and Dividends to the notes to the consolidated financial statements included in Item 8 of this annual report for further discussion.

Credit Agreement

As of December 31, 2024, the Credit Agreement provided for: (i) a $245.0 million revolving credit facility scheduled to mature on August 8, 2028, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $200.0 million senior secured revolving credit facility in favor of Civeo and certain of our U.S. subsidiaries, as borrowers; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower.

As of December 31, 2024, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $0.8 million under the Canadian facility. We also had outstanding bank guarantees of A$2.1 million under the Australian facility.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements in Item 8 of this annual report have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our reported results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. We describe our significant accounting policies more fully in Note 2 - Summary of Significant Accounting Policies to the notes to consolidated financial statements in Item 8 of this annual report.

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

See Note 4 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of impairments of definite-lived tangible and intangible assets recorded in the years ended December 31, 2024, 2023 and 2022.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2024, we had $43.3 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.4 million annually, based on our floating-rate debt obligations and interest rates in effect as of December 31, 2024.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$166 million and A$191 million, respectively, at December 31, 2024. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of December 31, 2024 would result in translation adjustments of approximately $17 million and $19 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data appear on pages 66 through 99 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8.

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

ITEM 9A. Controls and Procedures

(i)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this annual report on page 69 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the three months ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2025 Annual General Meeting of Shareholders.

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

ITEM 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2025 Annual General Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2025 Annual General Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2025 Annual General Meeting of Shareholders.

ITEM 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2025 Annual General Meeting of Shareholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Index to Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements: Reference is made to the index set forth on page 66 of this Annual Report on Form 10-K.

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

2.3*	Asset Sale and Purchase Agreement, dated February 18, 2025, between Civeo Pty Ltd, the sellers party thereto and Graham William Cleary, as seller guarantor.

3.1	Notice of Articles of Civeo Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

3.2
Certification of Amendment to the Notice of Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36246) filed on November 20, 2020).

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

4.3*	Description of Securities.

10.1†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

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

10.18
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

10.19
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

10.20
Second Amendment to Syndicated Facility Agreement, dated as of June 28, 2024, among Civeo Corporation, Civeo Pty Limited and Civeo Management LLC, as Borrowers, and Royal Bank of Canada, as Canadian administrative agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on July 30, 2024).

10.21
Third Amendment to Syndicated Facility Agreement, dated as of August 8, 2024, among Civeo Corporation, Civeo Pty Limited, Civeo Management LLC and Civeo USA LLC, as Borrowers, certain subsidiary guarantors of the Borrowers party thereto, the Lenders named therein, Royal Bank of Canada, as Administrative Agent, U.S. Collateral Agent and an Issuing Bank, RBC Europe Limited, as Australian Administrative Agent and Australian Collateral Agent, RBC Capital Markets, as Joint Lead Arranger and Bookrunner, and The Toronto-Dominion Bank and Bank of Montreal, as Joint Lead Arrangers, Syndication Agents and Bookrunners (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on October 30, 2024).

10.22†
Form of Director Deferred Share Agreement (United States) (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36246).

10.23†	Form of Director Deferred Share Agreement (Canada) (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36246).

10.24†
Separation, Waiver and Release Agreement dated as of March 11, 2024 by and between Civeo Corporation and Carolyn Stone (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on April 26, 2024).

10.25†
Form of Phantom Unit Agreement under the 2014 Equity Participation Plan of Civeo Corporation used for select officers (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 30, 2024).

10.26†
Form of Director Restricted Stock Agreement under the 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on July 30, 2024).

10.27†
Form of Director Deferred Share Agreement under the 2014 Equity Participation Plan of Civeo Corporation - Canada only (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on July 30, 2024).

10.28†
Form of Director Deferred Share Agreement under the 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on July 30, 2024).

19.1*	Policy Prohibiting Insider Trading

21.1*	List of Significant Subsidiaries of Civeo Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

97.1	Compensation Recoupment (Clawback) Policy (incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on February 29, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contracts and compensatory plans and arrangements.
**	Furnished herewith.

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

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2025.

CIVEO CORPORATION

By	/s/ E. COLLIN GERRY
E. Collin Gerry
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Signature	Title

/s/ RICHARD A. NAVARRE	Chair of the Board
Richard A. Navarre

/s/ BRADLEY J. DODSON	Director, President and Chief Executive Officer
Bradley J. Dodson	(Principal Executive Officer)

/s/ E. COLLIN GERRY	Senior Vice President, Chief Financial Officer and Treasurer
E. Collin Gerry	(Principal Financial Officer and Accounting Officer)

/s/ C. RONALD BLANKENSHIP	Director
C. Ronald Blankenship

/s/ JAY K. GREWAL	Director
Jay K. Grewal

/s/ MARTIN A. LAMBERT	Director
Martin A. Lambert

/s/ MICHAEL MONTELONGO	Director
Michael Montelongo

/s/ CONSTANCE B. MOORE	Director
Constance B. Moore

/s/ CHARLES SZALKOWSKI	Director
Charles Szalkowski

/s/ TIMOTHY O. WALL	Director
Timothy O. Wall

CIVEO CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Civeo Corporation (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

Realizability of Deferred Tax Assets
Description of the Matter	Description of the Matter As more fully described in Note 2 and Note 14 to the consolidated financial statements, at December 31, 2024, the Company had deferred tax assets related to deductible temporary differences and net loss carryforwards of $37.3 million, net of a $82.0 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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
February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on Internal Control over Financial Reporting
We have audited Civeo Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Civeo Corporation (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas
February 27, 2025

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2024	2023	2022

Revenue	$682,122	$700,805	$697,052
Costs and expenses:
Cost of services provided	532,667	530,287	517,063
Selling, general and administrative expenses	73,350	72,605	69,962
Depreciation and amortization expense	68,038	75,142	87,214
Impairment expense	11,581	1,395	5,721
Gain on sale of McClelland Lake Lodge assets, net	(5,744)	(18,590)	—
Other operating expense	898	479	74
	680,790	661,318	680,034
Operating income	1,332	39,487	17,018

Interest expense	(7,973)	(13,177)	(11,474)
Interest income	187	172	39
Other income	517	13,881	5,149
Income (loss) before income taxes	(5,937)	40,363	10,732
Income tax expense	(12,492)	(10,633)	(4,402)
Net income (loss)	(18,429)	29,730	6,330
Less: Net income (loss) attributable to noncontrolling interest	(1,362)	(427)	2,333
Net income (loss) attributable to Civeo Corporation	(17,067)	30,157	3,997
Less: Dividends attributable to Class A preferred shares	—	—	1,771
Net income (loss) attributable to Civeo common shareholders	$(17,067)	$30,157	$2,226

Per Share Data (see Note 6)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$(1.19)	$2.02	$(0.21)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$(1.19)	$2.01	$(0.21)

Weighted average number of common shares outstanding:
Basic	14,287	14,906	14,002
Diluted	14,287	15,013	14,002

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2024	2023	2022

Net income (loss)	$(18,429)	$29,730	$6,330

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	(24,029)	4,532	(23,486)
Total other comprehensive income (loss), net of taxes	(24,029)	4,532	(23,486)

Comprehensive income (loss)	(42,458)	34,262	(17,156)
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1,506)	(367)	2,151
Comprehensive income (loss) attributable to Civeo Corporation	$(40,952)	$34,629	$(19,307)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	DECEMBER 31,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$5,204	$3,323
Accounts receivable, net	89,038	143,222
Inventories	7,537	6,982
Prepaid expenses	7,464	8,439
Other current assets	1,210	7,407
Assets held for sale	—	5,873
Total current assets	110,453	175,246

Property, plant and equipment, net	204,897	270,563
Goodwill	7,001	7,690
Other intangible assets, net	66,502	77,999
Operating lease right-of-use assets	9,401	12,286
Other noncurrent assets	6,818	4,278
Total assets	$405,072	$548,062

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$39,971	$58,699
Accrued liabilities	34,933	40,523
Income taxes	10,853	3,831
Deferred revenue	2,501	4,849
Other current liabilities	4,388	6,334
Total current liabilities	92,646	114,236

Long-term debt, less current maturities	43,299	65,554
Deferred income taxes	3,558	11,803
Operating lease liabilities	6,655	9,264
Other noncurrent liabilities	21,916	24,167
Total liabilities	168,074	225,024

Commitments and contingencies (Note 15)

Shareholders’ equity:
Common shares (no par value; 46,000,000 shares authorized, 14,067,721 shares and 15,046,756 shares issued, respectively, and 13,653,647 shares and 14,680,081 shares outstanding, respectively)	—	—
Additional paid-in capital	1,631,823	1,628,972
Accumulated deficit	(980,720)	(919,023)
Common shares held in treasury at cost, 414,074 and 366,675 shares, respectively	(10,130)	(9,063)
Accumulated other comprehensive loss	(404,600)	(380,715)
Total Civeo Corporation shareholders’ equity	236,373	320,171
Noncontrolling interest	625	2,867
Total shareholders’ equity	236,998	323,038
Total liabilities and shareholders’ equity	$405,072	$548,062

 The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
		Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
December 31, 2021	$61,941	$—	$1,582,442	$(912,951)	$(8,050)	$(361,883)	$1,612	$363,111
Net income	—	—	—	3,997	—	—	2,333	6,330
Currency translation adjustment	—	—	—	—	—	(23,304)	(182)	(23,486)
Dividends paid	—	—	—	(65)	—	—	(201)	(266)
Paid-in-kind dividends attributable to Class A preferred shares	1,706	—	—	(1,706)	—	—	—	—
Preferred stock repurchased	(25,364)	—	—	(5,189)	—	—	—	(30,553)
Preferred stock converted to common shares	(38,283)	—	38,283	—	—	—	—	—
Common shares repurchases	—	—	—	(14,209)	—	—	—	(14,209)
Share-based compensation	—	—	3,787	—	(1,013)	—	—	2,774
December 31, 2022	$—	$—	$1,624,512	$(930,123)	$(9,063)	$(385,187)	$3,562	$303,701
Net income (loss)	—	—	—	30,157	—	—	(427)	29,730
Currency translation adjustment	—	—	—	—	—	4,472	60	4,532
Dividends paid	—	—	—	(7,423)	—	—	(328)	(7,751)
Common shares repurchases	—	—	—	(11,634)	—	—	—	(11,634)
Share-based compensation	—	—	4,460	—	—	—	—	4,460
December 31, 2023	$—	$—	$1,628,972	$(919,023)	$(9,063)	$(380,715)	$2,867	$323,038
Net loss	—	—	—	(17,067)	—	—	(1,362)	(18,429)
Currency translation adjustment	—	—	—	—	—	(23,885)	(144)	(24,029)
Dividends paid	—	—	—	(14,422)	—	—	(736)	(15,158)
Common shares repurchased	—	—	—	(29,616)	—	—	—	(29,616)
Excise tax on common shares repurchased	—	—	—	(592)	—	—	—	(592)
Share-based compensation	—	—	2,851	—	(1,067)	—	—	1,784
December 31, 2024	$—	$—	$1,631,823	$(980,720)	$(10,130)	$(404,600)	$625	$236,998

	Preferred Shares	Common Shares (in thousands)
Balance, December 31, 2021	9,042	14,111
Share-based compensation	—	100
Shares repurchased	(3,617)	(498)
Preferred shares converted to common	(5,425)	1,505
Balance, December 31, 2022	—	15,218
Share-based compensation	—	26
Shares repurchased	—	(564)
Balance, December 31, 2023	—	14,680
Share-based compensation	—	104
Shares repurchased	—	(1,130)
Balance, December 31, 2024	—	13,654

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(18,429)	$29,730	$6,330
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,038	75,142	87,214
Impairment charges	11,581	1,395	5,721
Deferred income tax expense (benefit)	(7,659)	6,806	4,177
Non-cash compensation charge	2,851	4,460	3,787
Gain on disposals of assets	(6,418)	(21,196)	(4,917)
Provision for credit losses, net of recoveries	26	135	162
Other, net	1,742	1,660	3,223
Changes in operating assets and liabilities:
Accounts receivable	44,228	(22,311)	(14,447)
Inventories	(1,224)	5	(1,845)
Accounts payable and accrued liabilities	(17,581)	7,438	12,323
Taxes payable	7,878	3,576	5
Other current assets and liabilities, net	(1,523)	9,725	(9,960)
Net cash flows provided by operating activities	83,510	96,565	91,773

Cash flows from investing activities:
Capital expenditures	(26,138)	(31,633)	(25,421)
Proceeds from disposition of property, plant and equipment	11,011	16,740	16,286
Other, net	183	372	190
Net cash flows used in investing activities	(14,944)	(14,521)	(8,945)

Cash flows from financing activities:
Revolving credit borrowings	284,314	210,584	289,705
Revolving credit repayments	(301,431)	(248,430)	(293,079)
Term loan repayments	—	(29,899)	(30,442)
Dividends paid	(14,422)	(7,423)	—
Debt issuance costs	(2,976)	—	—
Repurchases of common shares	(29,616)	(11,634)	(14,209)
Repurchases of preferred shares	—	—	(30,553)
Other, net	(1,067)	—	(1,078)
Net cash flows used in financing activities	(65,198)	(86,802)	(79,656)

Effect of exchange rate changes on cash	(1,487)	127	(1,500)
Net change in cash and cash equivalents	1,881	(4,631)	1,672
Cash and cash equivalents, beginning of period	3,323	7,954	6,282

Cash and cash equivalents, end of period	$5,204	$3,323	$7,954

Non-cash investing activities:
Capital expenditure additions accrued at end of period	$609	$510	$511

Non-cash financing activities:
Preferred dividends paid-in-kind	$—	$—	$1,706

The accompanying notes are an integral part of these financial statements.

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We provide hospitality services to remote workforces in Australia and Canada, including catering and food service, lodging, housekeeping and maintenance at accommodation facilities that we or our customers own. We provide services that support the day-to-day operations of these facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also manage development activities for workforce accommodation facilities, including site selection, permitting, engineering and design and manufacturing and site construction management, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active metallurgical (met) coal, oil, liquefied natural gas (LNG) and iron ore producing regions, and our customers include mining companies, major and independent oil companies, engineering companies and oilfield and mining service companies. We operate in two principal reportable business segments – Australia and Canada.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this report to “dollars” or “$” are to United States (U.S.) dollars. Certain reclassifications have been made to the prior year financial statements for them to conform with the 2024 presentation.

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

Inventories

Inventories consist of supplies and materials for the operation of remote accommodation facilities. Inventories also include food, raw materials, labor, subcontractor charges and catering and other supplies needed for operation of our facilities. Inventories are carried at the lower of cost or net realizable value. The cost of inventories is determined on an average cost or specific-identification method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost or at estimated fair market value at acquisition date if acquired in a business combination, and depreciation is computed using the straight-line method, after allowing for salvage value where applicable, over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated useful life of the asset.

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

Business Combinations

We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by assessing whether or not we have acquired inputs and processes that have the ability to create outputs. If determined to be a business combination, we account for a business acquisition under the acquisition method of accounting. The accounting rules governing business combinations require the acquiring entity in a business combination to recognize the fair value of all assets acquired and liabilities assumed and establish the acquisition date as the fair value measurement point. Accordingly, we recognize assets acquired and liabilities assumed in a business combination based on the fair value estimates as of the date of acquisition. Goodwill is measured as the excess of the fair value of the consideration paid over the fair value of the identified net assets, including intangible assets, acquired.

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

See Note 4 – Impairment Charges for a discussion of impairment charges we recognized in 2024, 2023 and 2022 related to our long-lived assets.

Goodwill and Other Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. All of our goodwill as of December 31, 2024 was included in our Australia reporting unit.

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

When performing our annual assessment on November 30, 2024, 2023 and 2022, we performed a qualitative assessment related to goodwill at our Australia reporting unit. Qualitative factors that we considered as part of our assessment included industry and market conditions, macroeconomic conditions and the financial performance of our Australian business. We also noted that, based on the interim quantitative testing performed as of March 31, 2020, the estimated fair value of the Australia reporting unit exceeded its carrying value by more than 125%. After assessing these events and circumstances, we determined that, as of November 30, 2024, it was more likely than not that the fair value of the Australia reporting unit was greater than its carrying value.

If a quantitative goodwill impairment test is required, we compare each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Because none of our reporting units has a publicly quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process (a Level 3 fair value measurement). In our analysis, we target a fair value that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. The fair value of the reporting unit is estimated using a combination of (i) an analysis of trading multiples of comparable companies (Market Approach) and (ii) discounted projected cash flows (Income Approach). The relative weighting of each approach reflects current industry and market conditions.

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

 The fair value of our reporting units is affected by future coal, oil and natural gas prices, anticipated spending by our customers, and the cost of capital. Our estimate of fair value requires us to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances, such as industry and/or local market conditions that might directly impact each of the reporting units’ operations in the future. We selected these valuation approaches because we believe the combination of these approaches and our best judgment regarding underlying assumptions and estimates provides us with the best estimate of fair value for each of our reporting units. We believe these valuation approaches are proven valuation techniques and methodologies for our industry and widely accepted by investors. The fair value of each reporting unit would change if our assumptions under these valuation approaches, or relative weighting of the valuation approaches, were materially modified.

Other Intangible Assets. We amortize the cost of other intangible assets using the straight-line method over their estimated useful lives unless such lives are deemed indefinite. For intangible assets that we amortize, we review the useful life of the intangible asset and evaluate each reporting period whether events and circumstances warrant a revision to the remaining useful life.

See Note 9 – Goodwill and Other Intangible Assets for further discussion.

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from consolidated balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive loss within shareholders’ equity and represent substantially all of the balances within accumulated other comprehensive loss. Remeasurements of intercompany loans denominated in a different currency than the functional currency of the entity that are of a long-term investment nature are recognized as other comprehensive income within shareholders’ equity. Gains and losses resulting from consolidated balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany loans that are of a long-term investment nature, are included in the consolidated statements of operations as incurred. For the years ended December 31, 2024, 2023 and 2022, we recognized approximately $0.9 million, $0.5 million and $0.1 million in foreign currency losses, respectively.

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

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 14 – Income Taxes for further discussion.

Receivables and Concentration of Credit Risk

Based on the nature of our customer base, we do not believe that we have any significant concentrations of credit risk other than our concentration in the Australian mining industries and Canadian oil sands. We evaluate the credit-worthiness of our significant, new and existing customers’ financial condition and, generally, we do not require collateral from our customers. For the years ended December 31, 2024 and 2023, each of Suncor Energy Inc. and Fortescue Metals Group Ltd. accounted for more than 10% of our revenues. For the year ended December 31, 2022, each of Suncor Energy Inc., Imperial Oil Ltd. and Fortescue Metals Group Ltd. accounted for more than 10% of our revenues.

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

We relieve ARO liabilities when the related obligations are settled. Most of these obligations are not expected to be paid until many years in the future and will be funded from general company resources at the time of removal. See Note 12 – Asset Retirement Obligations for further information.

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

We also grant performance share awards. Performance share awards granted in 2024 will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return (TSR) rank among a peer group of other companies and the payout percentage associated with Civeo's three-year growth in EBITDA over the performance period relative to a preset 2026 EBITDA target. The portion of the performance share awards tied to the 2026 EBITDA target includes a performance-based vesting requirement. For awards granted in 2023 and 2022, awards are earned in amounts between 0% and 200% of the participant’s target performance share award, based equally on (i) the payout percentage associated with Civeo’s relative TSR rank among a peer group of other companies and (ii) the payout percentage associated with Civeo's cumulative operating cash flow over the performance period relative to a preset target. The fair value of the TSR portion of each performance share award is estimated using option-pricing models at the grant date. The fair value of the 2026 EBITDA and cumulative operating cash flow of each performance share award is based on target achievement and the closing market price of our common shares on the date of grant and adjusted throughout the performance period based on our estimate of the most probable outcome of such performance conditions. The resulting costs for each portion of the award are recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

Additionally, we grant phantom share units. Such awards generally vest in equal annual installments and are accounted for as a liability based on the fair value of our share price. Participants granted phantom share units are entitled to a lump sum cash payment equal to the fair market value of a common share on the vesting date. The resulting cost is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

Guarantees

Substantially all of our Canadian and U.S. subsidiaries are guarantors under our Credit Agreement. See Note 11 – Debt for further discussion.

During the ordinary course of business, we also provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. As of December 31, 2024, the maximum potential amount of future payments that we could be required to make under these guarantee agreements (including letters of credit) was approximately $2.4 million. We have not recorded any liability in connection with these guarantee arrangements. We do not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

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

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating this ASU to determine its impact on our disclosures.

3.REVENUE

The following disaggregates our revenue by our two reportable segments (Australia and Canada) into major categories for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Australia
Accommodation and other services revenues	$196,684	$177,834	$152,714
Food service and other services revenues	230,272	158,929	125,538
Total Australia revenues	426,956	336,763	278,252

Canada
Accommodation and other services revenues	$214,774	$266,926	$279,455
Mobile facility rental revenues	1,523	61,899	96,400
Food service and other services revenues	28,790	23,970	20,142
Total Canada revenues	245,087	352,795	395,997

Other
Other revenues	$10,079	$11,247	$22,803
Total other revenues	10,079	11,247	22,803

Total revenues	$682,122	$700,805	$697,052

Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of December 31, 2024, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2025	2026	2027	Thereafter	Total
Revenue expected to be recognized as of December 31, 2024	$156,332	$116,652	$87,749	$204,065	$564,798

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

2024 Impairment Charges

The following summarizes pre-tax impairment charges recorded during 2024, which are included in Impairment expense in our consolidated statements of operations (in thousands):

	Canada	Australia	U.S.	Total
Quarter ended March 31, 2024
Long-lived assets	$—	$5,749	$2,074	$7,823
Quarter ended December 31, 2024
Long-lived assets	3,212	—	546	3,758
Total	$3,212	$5,749	$2,620	$11,581

Quarter ended December 31, 2024. During the fourth quarter of 2024, we recorded impairment expense of $3.2 million related to recent low activity levels and no associated future cash flows at two lodges in the southern region of the Athabasca oil sands in Canada. The assets were written down to zero. In addition, we recorded impairment expense of $0.5 million, related to fixed assets in a lodge located in our U.S. market. The lodge was written down to its estimated fair value of $0.3 million.

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

As of December 31, 2024 and 2023, we believe the carrying value of our floating-rate debt outstanding under our revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans. In addition, the estimated fair value of our assets held for sale is based upon Level 2 fair value measurements, which include appraisals, broker price opinions and previous negotiations with third parties.

During the fourth and first quarter of 2024 and the fourth quarter of 2023 and 2022, we wrote down certain long-lived assets to fair value. During the fourth quarter of 2024, we wrote long-lived assets in Canada down to zero due to no activity. During the first quarter of 2024, our estimate of the fair value of undeveloped land positions in Australia that were impaired was based on appraisals from third parties. During the fourth quarter of 2023 and 2022, our estimate of fair value of a property in the U.S. was based on broker price opinions or appraisals from third parties, which referenced available market information, such as listing agreements, offers, and pending and closed sales.

See Note 2 – Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and Note 2 – Summary of Significant Accounting Policies – Goodwill and Other Intangible Assets for further discussion of the significant judgments and assumptions used in calculating their fair value.

6.EARNINGS PER SHARE

For the years ended December 31, 2024 and 2023, we calculated our basic earnings per share by dividing net income (loss) attributable to common shareholders, before allocation of earnings to participating earnings by the weighted average number of common shares outstanding. For diluted earnings per share, the basic shares outstanding are adjusted by adding all potentially dilutive securities.

For the year ended December 31 2022, a period during which we had participating securities in the form of Class A preferred shares, we used the two-class method to calculate basic and diluted earnings per share. The two-class method requires a proportional share of net income to be allocated between common shares and participating securities. The proportional share to be allocated to participating securities is determined by dividing total weighted average participating securities by the sum of total weighted average common shares and participating securities.

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

The calculation of earnings per share attributable to Civeo common shareholders is presented below for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	2024	2023	2022
Numerator:
Net income (loss) attributable to Civeo common shareholders, before allocation of earnings to participating securities	$(17,067)	$30,157	$2,226
Less: premium paid for repurchase of preferred shares	—	—	(5,189)
Less: income allocated to participating securities	—	—	—
Net income (loss) attributable to Civeo Corporation common shareholders, after allocation of earnings to participating securities	$(17,067)	$30,157	$(2,963)
Add: undistributed income attributable to participating securities	—	—	—
Less: undistributed income reallocated to participating securities	—	—	—
Diluted net income (loss) attributable to Civeo Corporation common shareholders, after reallocation adjustment for participating securities	$(17,067)	$30,157	$(2,963)

Denominator:
Weighted average shares outstanding - basic	14,287	14,906	14,002
Dilutive shares - share-based awards	—	107	—
Weighted average shares outstanding - diluted	14,287	15,013	14,002

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$(1.19)	$2.02	$(0.21)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$(1.19)	$2.01	$(0.21)

(1)Computations may reflect rounding adjustments.

The following common share equivalents have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive for the years ended December 31, 2024, 2023 and 2022 (in millions of shares):

	2024	2023	2022
Share-based awards (1)	0.1	—	0.2
Preferred shares	—	—	2,240
(1)Share-based awards for the year ended December 31, 2023 totaled fewer than 0.1 million shares.

7.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at December 31, 2024 and 2023 is presented below (in thousands):

	December 31, 2024	December 31, 2023
Accounts receivable, net:
Trade	$72,819	$93,527
Unbilled revenue	12,883	46,331
Other	3,544	3,563
Total accounts receivable	89,246	143,421
Allowance for credit losses	(208)	(199)
Total accounts receivable, net	$89,038	$143,222

	December 31, 2024	December 31, 2023
Inventories:
Finished goods and purchased products	$6,134	$5,648
Raw materials	1,403	1,334
Total inventories	$7,537	$6,982

	Estimated Useful Life (in years)	December 31, 2024	December 31, 2023
Property, plant and equipment, net:
Land		$24,052	$27,988
Accommodations assets	3-15	1,272,515	1,378,408
Buildings and leasehold improvements	7-20	12,386	14,603
Machinery and equipment	4-7	13,624	13,255
Office furniture and equipment	3-7	65,830	67,248
Vehicles	3-5	8,775	10,025
Construction in progress		6,835	12,087
Total property, plant and equipment		1,404,017	1,523,614
Accumulated depreciation		(1,199,120)	(1,253,051)
Total property, plant and equipment, net		$204,897	$270,563

	December 31, 2024	December 31, 2023
Accrued liabilities:
Accrued compensation	$29,209	$33,854
Accrued taxes, other than income taxes	3,327	3,997
Other	2,397	2,672
Total accrued liabilities	$34,933	$40,523

	December 31, 2024	December 31, 2023
Contract liabilities (Deferred revenue):
Current contract liabilities (1)	$2,501	$4,849
Noncurrent contract liabilities (1)	5,098	8,068
Total contract liabilities (Deferred revenue)	$7,599	$12,917

(1)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our consolidated balance sheets.

Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The decrease in deferred revenue from December 31, 2023 to December 31, 2024 was due to revenue recognized over the contracted terms related to advance payments received from a customer for village enhancements in Australia.

8.ASSETS HELD FOR SALE

As of December 31, 2023, assets held for sale included certain assets in the U.S. These assets were recorded at the estimated fair value less costs to sell, which exceeded or equaled their carry values. In the second quarter of 2024, we sold the land at our Louisiana location for no gain.

During the third quarter of 2023, we entered into a definitive agreement to sell our McClelland Lake Lodge assets for approximately $36.0 million. The related assets had no remaining carrying value. During the year ended December 31, 2023, we recognized $14.2 million in dismantle costs and received $28.2 million in cash proceeds associated with the sale. During the first quarter of 2024, we recognized the remaining $1.0 million in dismantle costs and received the remaining $7.8 million in cash proceeds.

The following summarizes the carrying amount as of December 31, 2024 and 2023 of the assets classified as held for sale (in thousands):

	December 31, 2024	December 31, 2023
Assets held for sale:
Property, plant and equipment, net	$—	$5,873
Total assets held for sale	$—	$5,873

9.GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill (all of which is in our Australia segment) from December 31, 2022 to December 31, 2024 are as follows (in thousands):

Total
Goodwill as of December 31, 2022	$7,672
Foreign currency translation	18
Goodwill as of December 31, 2023	$7,690
Foreign currency translation	(689)
Goodwill as of December 31, 2024	$7,001

The following presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of December 31, 2024 and 2023 (in thousands):

	December 31,		December 31,
	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Contracts / agreements	$131,761	$(65,284)	$143,725	$(65,754)
Total amortizable intangible assets	$131,761	$(65,284)	$143,725	$(65,754)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Licenses	$25	$—	$28	$—
Total indefinite-lived intangible assets	25	—	28	—
Total intangible assets	$131,786	$(65,284)	$143,753	$(65,754)

The weighted average remaining amortization period for all intangible assets, other than indefinite-lived intangibles, was 13.1 years as of December 31, 2024 and 14.1 years as of December 31, 2023. Amortization expense was $6.1 million, $5.8 million and $5.9 million in the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the estimated remaining amortization of our amortizable intangible assets was as follows (in thousands):

Year Ending December 31,
2025	$5,159
2026	5,159
2027	5,159
2028	5,159
2029	5,088
Thereafter	40,753
Total	$66,477

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

The components of lease expense were $4.2 million, $4.2 million and $5.0 million under operating leases for the years ended December 31, 2024, 2023 and 2022, respectively. The components of lease expense were $0.5 million, $0.2 million and $0.0 million under finance leases for the years ended December 31, 2024, 2023 and 2022, respectively. Included in the measurement of lease liabilities, we paid $4.6 million and $0.5 million in cash related to operating leases and finance leases during the year ended December 31, 2024, respectively. Right-of-use assets obtained in exchange for new operating and finance lease obligations during the year ended December 31, 2024 were $4.2 million.

Supplemental balance sheet information related to leases were as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating leases
Operating lease right-of-use assets	$9,401	$12,286

Other current liabilities	$3,061	$3,594
Operating lease liabilities	6,655	9,264
Total operating lease liabilities	$9,716	$12,858

Finance leases
Other noncurrent assets	$2,675	$760

Other current liabilities	$580	$164
Other noncurrent liabilities	2,155	613
Total finance lease liabilities	$2,735	$777

Weighted average remaining lease term
Operating leases	3.4 years	4.1 years
Finance leases	4.3 years	4.3 years
Weighted average discount rate
Operating leases	5.7%	5.5%
Finance leases	6.8%	6.6%

Maturities of lease liabilities at December 31, 2024, were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases	Total
2025	$3,617	$731	$4,348
2026	3,029	731	3,760
2027	2,613	726	3,339
2028	1,138	591	1,729
2029	278	285	563
Thereafter	231	—	231
Total lease payments	10,906	3,064	13,970
Less imputed interest	1,190	329	1,519
Total	$9,716	$2,735	$12,451

11.DEBT

As of December 31, 2024 and 2023, long-term debt consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
U.S. revolving credit facility; weighted average interest rate of 10.1% for the twelve-month period ended December 31, 2024	$—	$—
Canadian revolving credit facility; weighted average interest rate of 8.1% for the twelve-month period ended December 31, 2024	43,299	65,554
Australian revolving credit facility; weighted average interest rate of 7.1% for the twelve-month period ended December 31, 2024	—	—
Total debt	$43,299	$65,554

Scheduled maturities of long-term debt as of December 31, 2024 are as follows (in thousands):

Year Ending December 31,
2025	$—
2026	—
2027	—
2028	43,299
$43,299

Amended Credit Agreement

As of December 31, 2023, our Syndicated Facility Agreement, (as then amended, the Credit Agreement) with Royal Bank of Canada, as Canadian administrative agent, provided for a $200.0 million revolving credit facility scheduled to mature on September 8, 2025, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of one of our U.S. subsidiaries, as borrower; (B) a $155.0 million senior secured revolving credit facility in favor of Civeo, as borrower; and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower. A C100.0 million term loan facility provided under the Credit Agreement was fully repaid on December 31, 2023.
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
On August 8, 2024, we entered into the third amendment to the Credit Agreement (as so amended, the Amended Credit Agreement), which, among other things:
•increased the aggregate revolving loan commitments by $45.0 million under the Amended Credit Agreement to a maximum principal amount of $245.0 million, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers (the U.S. Facility); (B) a $200.0 million senior secured revolving credit facility in favor of Civeo and certain of our U.S. subsidiaries, as borrowers (the Canadian Facility); and (C) a $35.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower, scheduled to mature on August 8, 2028;

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

The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) specified acquisitions; (iv) certain restrictive agreements; (v) transactions with affiliates; and (vi) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and a maximum net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio less than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of December 31, 2024.

Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of December 31, 2024, we had seven lenders that were parties to the Amended Credit Agreement, with total revolving commitments ranging from $15.0 million to $45.0 million. As of December 31, 2024, we had outstanding letters of credit of $0.3 million under the U.S. facility, zero under the Australian facility and $0.8 million under the Canadian facility. We also had outstanding bank guarantees of A$2.1 million under the Australian facility.

12.ASSET RETIREMENT OBLIGATIONS

AROs at December 31, 2024 and 2023 were (in thousands):

	2024	2023
Asset retirement obligations	$14,109	$16,215
Less: Asset retirement obligations due within one year (1)	747	2,576
Long-term asset retirement obligations (2)	$13,362	$13,639

(1)	Classified as a current liability on the consolidated balance sheets, under the caption “Other current liabilities.” Balance at December 31, 2024 related to remediation work planned for 2025.
(2)	Classified as a long-term liability on the consolidated balance sheets, under the caption “Other noncurrent liabilities.” Balance at December 31, 2024.

Total accretion expense related to AROs was $1.1 million, $1.1 million and $1.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.

During the years ended December 31, 2024, 2023 and 2022, our ARO changed as follows (in thousands):

	2024	2023	2022
Balance as of January 1	$16,215	$18,113	$13,745
Accretion of discount	1,112	1,104	1,830
Change in estimates of existing obligations	20	1,366	4,138
Settlement of obligations	(1,936)	(4,756)	(455)
Foreign currency translation	(1,302)	388	(1,145)
Balance as of December 31	$14,109	$16,215	$18,113

13.RETIREMENT PLANS

We sponsor various defined contribution plans. Participation in these plans is available to substantially all employees. A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will generally have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized as an employee benefit expense in profit or loss in the periods during which services are rendered by employees. We recognized expense of $14.3 million, $10.2 million and $8.2 million related to matching contributions under our various defined contribution plans during the years ended December 31, 2024, 2023 and 2022, respectively.

Canadian Retirement Savings Plan

We offer a defined contribution retirement plan to our Canadian employees. In Canada, we contribute, on a matched basis, an amount up to 5% of each Canadian based, salaried employee’s earnings (base salary plus annual incentive compensation) to the legislated maximum for a Deferred Profit Sharing Plan (DPSP). The maximum for 2024 was C$16,245. DPSP is a form of defined contribution retirement savings plan governed by Canadian federal tax legislation which provides for the deferral of tax on deposits and investment returns until removed from the plan to support retirement income. Employer contributions vest upon the completion of two years of service. Employee contributions are required in order to be eligible for the DPSP employer matching. Maximum employer matching (5% noted above) is attained with 6% employee contribution which would go into a Group Registered Retirement Savings Plan. The two plans work in tandem. Contributions to the “Retirement Savings Plan” for Canadian employees are subject to the annual maximum total registered savings limit of C$31,560 in 2024 as set out in the Canadian Tax Act.

Australian Retirement Savings Plan

Our Australian subsidiary contributes to various defined contribution plans for its employees in accordance with legislation governing the calculation of the Superannuation Guarantee Surcharge (SGC). SGC is contributed by the employer at a rate of 11.5% of the base salary of an employee, capped at the legislated maximum contribution base which is indexed annually.

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

Income tax expense (benefit). Pre-tax income (loss) for the years ended December 31, 2024, 2023 and 2022 consisted of the following (in thousands):

	2024	2023	2022
Canada operations	$(39,088)	$5,524	$3,040
Foreign operations	33,151	34,839	7,692
Total	$(5,937)	$40,363	$10,732

The components of the income tax expense (benefit) for the years ended December 31, 2024, 2023 and 2022 consisted of the following (in thousands):

	2024	2023	2022
Current:
Canada	$41	$142	$31
Foreign	20,110	3,685	194
Total	$20,151	$3,827	$225

Deferred:
Canada	$—	$—	$—
Foreign	(7,659)	6,806	4,177
Total	$(7,659)	$6,806	$4,177

Net income tax expense (benefit)	$12,492	$10,633	$4,402

The net income tax expense (benefit) differs from an amount computed at Canadian statutory rates as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024		2023		2022
Canadian federal tax benefit at statutory rates	$(891)	15.0%	$6,054	15.0%	$1,610	15.0%
Canadian provincial income tax	(3,186)	53.6%	497	1.2%	282	2.6%
Effect of foreign income tax, net	5,642	(95.0)%	5,481	13.6%	1,809	16.9%
Valuation allowance	8,983	(151.2)%	(2,556)	(6.3)%	153	1.4%
Noncontrolling interest	325	(5.5)%	125	0.3%	(562)	(5.2)%
Non-deductible compensation	1,213	(20.4)%	1,009	2.5%	808	7.5%
Unrealized intercompany foreign currency translation gain	(18)	0.3%	(148)	(0.4)%	(250)	(2.3)%
Deemed income from foreign subsidiaries	243	(4.1)%	322	0.8%	331	3.1%
Other, net	181	(3.1)%	(151)	(0.4)%	221	2.0%
Net income tax expense (benefit)	$12,492	(210.4)%	$10,633	26.3%	$4,402	41.0%

Deferred Tax Liabilities and Assets. The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Net operating loss	$53,756	$54,274
Employee benefits	1,767	1,796
Deductible goodwill and other intangibles	42,713	48,201
Land	3,495	3,461
Other reserves	8,015	7,890
Deferred revenue	2,249	2,381
Operating lease liabilities	3,171	3,199
Capital losses	1,869	2,036
Other	2,255	1,770
Deferred tax assets	119,290	125,008
Valuation allowance	(81,998)	(78,769)
Deferred tax assets, net	$37,292	$46,239
Deferred tax liabilities:
Intangibles	$(15,135)	$(18,949)
Depreciation	(22,641)	(36,048)
Operating lease right-of-use assets	(3,074)	(3,045)
Deferred tax liabilities	(40,850)	(58,042)
Net deferred tax liabilities, net	$(3,558)	$(11,803)

At December 31, 2024 and 2023, we had no undistributed earnings of foreign subsidiaries that would be subject to income tax upon distribution to Canada from a foreign subsidiary. As such, as of December 31, 2024 and 2023, we did not provide for deferred taxes on any such earnings of our foreign subsidiaries.

NOL Carryforwards. The following summarizes net operating loss (NOL) carryforwards at December 31, 2024 (in thousands):

	Amount	Expiration Period
Net operating loss carryforwards:
Canada – Federal and provincial	$134,113	Begins to expire in 2032
U.S. – Federal	34,334	Begins to expire in 2036
U.S. – Federal	39,624	Does not expire
U.S. – State, tax effected	6,145	Begins to expire in 2024

Change in Valuation Allowance. Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future.

Changes in our valuation allowance for the years ended December 31, 2024 and 2023 are as follows (in thousands):

Balance as of December 31, 2022	$(82,905)
Change in income tax provision	2,556
Other change	1,767
Foreign currency translation	(187)
Balance as of December 31, 2023	$(78,769)
Change in income tax provision	(8,983)
Other change	910
Foreign currency translation	4,844
Balance as of December 31, 2024	$(81,998)

As of each reporting date, management considers new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of December 31, 2024, management determined that there is not sufficient evidence to conclude that it is more likely than not that the Canadian and U.S. net deferred tax assets are realizable, therefore we have maintained the valuation allowance in both of these jurisdictions. As of December 31, 2024, management determined that there is not sufficient evidence to conclude that it is more likely than not that the Australia deferred tax assets related to certain capital assets are realizable, therefore we have maintained a partial valuation allowance in Australia.

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

Our Canadian federal tax returns subsequent to 2019 are subject to audit by the Canada Revenue Agency. Our Australian subsidiary’s federal income tax returns subsequent to 2019 are open for review by the Australian Taxation Office. Our U.S. subsidiary’s federal tax returns subsequent to 2020 are subject to audit by the U.S. Internal Revenue Service.

The total amount of unrecognized tax benefits as of December 31, 2024, 2023 and 2022 was zero. Unrecognized tax benefits, if recognized, would affect the effective tax rate. We accrue interest and penalties, if applicable, related to unrecognized tax benefits as a component of our provision for income taxes. As of December 31, 2024, 2023 and 2022, we had accrued zero of interest expense and penalties.

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

16. SHARE REPURCHASE PROGRAMS AND DIVIDENDS

Share Repurchase Programs

In 2024, 2023 and 2022, our Board authorized the repurchase of up to 5.0% of our total common shares which were issued and outstanding, or approximately 711,000, 742,000 and 685,000 common shares, respectively, over a twelve-month period.

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

The following summarizes our common share repurchases pursuant to our share repurchase programs (in thousands, except per share data):

	2024	2023	2022
Shares repurchased	1,130	564	124
Average price paid per share	$26.19	$20.60	$28.54
Dollar-value of shares repurchased	$29,616	$11,634	$3,540

In addition to the shares repurchased pursuant to our share repurchase programs, we repurchased 374,753 common shares from a shareholder for approximately $10.7 million during the three months ended September 30, 2022.

Dividends

Our Board declared the following quarterly dividends in 2024 and 2023. No dividends were paid in 2022. The dividends are eligible dividends pursuant to the Income Tax Act (Canada).

Date Declared	Record Date	Payment Date	Per Share Amount
October 30, 2024	November 25, 2024	December 16, 2024	$0.25
July 30, 2024	August 26, 2024	September 16, 2024	$0.25
April 26, 2024	May 27, 2024	June 17, 2024	$0.25
February 2, 2024	February 26, 2024	March 18, 2024	$0.25

October 27, 2023	November 27, 2023	December 18, 2023	$0.25
September 5, 2023	September 15, 2023	September 29, 2023	$0.25

17.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss increased $23.9 million from $380.7 million at December 31, 2023 to $404.6 million at December 31, 2024, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during 2024 were primarily driven by the Australian dollar and Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$166 million and A$191 million, respectively, at December 31, 2024.

18.SHARE-BASED COMPENSATION

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

Share-based compensation expense recognized in the years ended December 31, 2024, 2023 and 2022 totaled $9.2 million, $11.8 million and $14.9 million, respectively. Share-based compensation expense is reflected in Selling, general and administrative expense in our consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $0.5 million, $0.6 million and $0.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Phantom Share Units

We grant phantom share unit awards, which vest a third per year over a three-year period. Each phantom share unit award is equal in value to one common share. Upon vesting, each recipient will receive a lump sum cash payment equal to the fair market value of a common share on the respective vesting date in respect of each phantom share unit then vesting. These awards are accounted for as a liability that is remeasured at each reporting date until paid.

The following presents the changes in phantom share unit awards outstanding and related information for our employees during the years ended December 31, 2024, 2023 and 2022:

Number of Awards
Nonvested shares at December 31, 2021	622,130
Granted	335,098
Vested	(270,382)
Forfeited	(27,558)
Nonvested shares at December 31, 2022	659,288
Granted	229,845
Vested	(335,178)
Forfeited	(33,394)
Nonvested shares at December 31, 2023	520,561
Granted	314,260
Vested	(274,838)
Forfeited	(50,222)
Nonvested shares at December 31, 2024	509,761

At December 31, 2024, the balance of the liability for the phantom share units was $5.2 million.  For the years ended December 31, 2024, 2023 and 2022, we made phantom share units cash payments of $6.2 million, $10.4 million and $6.0 million, respectively. At December 31, 2024, unrecognized compensation cost related to phantom shares units was $6.8 million, as remeasured at December 31, 2024, which is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant-date fair value per share of phantom share units granted during the years ended December 31, 2024, 2023 and 2022 was $23.75, $31.05 and $21.97, respectively.

Performance Share Awards

We grant performance share awards, which cliff vest after three years subject to attainment of applicable performance goals. Awards granted in 2024 will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative TSR rank among a peer group of other companies and the payout percentage associated with Civeo's three-year growth in EBITDA over the performance period relative to a preset 2026 EBITDA target. The portion of the performance share awards tied to the 2026 EBITDA target includes a performance-based vesting requirement. Awards granted in 2023 and 2022 will be earned in amounts between 0% and 200% of the participant’s target performance share award, based equally on (i) the payout percentage associated with Civeo’s relative TSR rank among a peer group of other companies and (ii) the payout percentage associated with Civeo's cumulative operating cash flow over the performance period relative to a preset target. The grant-date fair value of the portion of the performance awards tied to 2026 EBITDA and cumulative operating cash flow is based on target achievement and the closing market price of our common shares on the date of grant. We evaluate the probability of achieving the performance goals throughout the performance period and will adjust share-based compensation expense based on the number of shares expected to vest based on our estimate of the most probable performance outcome. No share-based compensation expense is recognized if the performance criteria are not probable of being achieved.

The fair value of the TSR portion of each performance share award was estimated using a Monte Carlo simulation pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the performance share at the time of grant. The dividend yield on our common shares in 2024 is based on the annual divided and our valuation date stock price. The dividend yield on our common shares was assumed to be zero for 2023 and 2022 since we did not pay dividends when the awards were granted. The expected market price volatility of our common shares was based on an estimate that considers the historical and implied volatility of our common shares as well as a peer group of companies over a time period equal to the expected term of the award. The initial TSR performance was based on historical performance of our common shares and the peer group’s common shares.

	2024	2023	2022
Risk-free weighted interest rate	4.9%	4.4%	1.7%
Dividend yield	4.3%	—%	—%
Expected volatility	44.0%	73.0%	78.0%
Initial TSR	4.3%	4.1%	14.1%

The following presents the changes in performance share awards outstanding and related information for our employees during the year ended December 31, 2024, 2023 and 2022:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2021	216,209	$33.97
Granted	123,385	27.69
Performance adjustment (1)	22,235	—
Vested	(107,795)	44.76
Forfeited	—	—
Nonvested shares at December 31, 2022	254,034	$29.81
Granted	86,454	38.45
Performance adjustment (2)	—	—
Vested	—	—
Forfeited	(8,487)	32.67
Nonvested shares at December 31, 2023	332,001	$32.37
Granted	122,978	24.17
Performance adjustment (3)	(3,833)	—
Vested	(124,099)	22.51
Forfeited	(41,599)	28.65
Nonvested shares at December 31, 2024	285,448	$22.34

(1)Related to 2019 performance share awards that vested in 2022, which were paid out at 126% based on Civeo's TSR rank.
(2)No performance share awards vested in 2023.
(3)Related to 2021 performance share awards that vested in 2024, which were paid out at 97% based on Civeo's TSR rank.

During the years ended December 31, 2024, 2023 and 2022, we recognized compensation expense associated with performance share awards totaling $1.8 million, $3.4 million and $2.6 million, respectively. At December 31, 2024, unrecognized compensation cost related to performance share awards was $1.8 million, which is expected to be recognized over a weighted average period of 1.4 years.

Restricted Share Awards/ Restricted Share Units/ Deferred Share Awards

The following presents the changes in restricted share awards, restricted share units and deferred share awards outstanding and related information for our employees and non-employee directors during the years ended December 31, 2024, 2023 and 2022:

	Number of Awards/Units	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2021	84,857	$21.76
Granted	40,465	25.64
Vested	(86,290)	21.83
Nonvested shares at December 31, 2022	39,032	$25.62
Granted	50,336	21.02
Vested	(39,770)	25.53
Nonvested shares at December 31, 2023	49,598	$21.02
Granted	42,125	24.75
Vested	(49,598)	21.02
Nonvested shares at December 31, 2024	42,125	$24.75

The weighted average grant-date fair value per share for restricted share awards, restricted share units and deferred share awards granted during 2024, 2023 and 2022 was $24.75, $21.02 and $25.64, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards vested during 2024, 2023 and 2022 was $1.2 million, $0.9 million and $2.1 million, respectively. At December 31, 2024, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.4 million, which is expected to be recognized over a weighted average period of 0.4 years. In addition, at December 31, 2024, all nonvested shares were related to non-employee directors.

19.SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years ended December 31, 2024, 2023 and 2022 for interest and income taxes was as follows (in thousands):

	2024	2023	2022
Interest (net of amounts capitalized)	$5,479	$10,250	$9,226
Net income taxes paid, net of refunds received	12,274	251	220

20.SEGMENT AND RELATED INFORMATION

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. We have identified two reportable segments, Australia and Canada, which represent our strategic focus on hospitality services and workforce accommodations.

Our Chief Executive Officer is the chief operating decision maker (“CODM”). The profitability measure the CODM uses is segment operating income (loss) to review each of our reportable segments for the purpose of making decisions about resource allocation and performance assessment. Operating income (loss) is revenue less cost of sales and services, selling, general and administrative expenses, depreciation and amortization expense and other operating expenses (income). Total assets by segment are not used by the CODM to assess the performance of, or allocate resources to, the Company’s segments. Through our implementation of ASU No. 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures,” we have disclosed for each reportable segment the significant expense categories that are reviewed by the CODM below, and there are no additional significant expenses within the expense categories presented.

Prior to the fourth quarter of 2024, we presented segment operating income (loss) to include an allocation of corporate overhead expenses. To better align segment operating income (loss) to the profitability measure used by our CODM, we have excluded this allocation. Prior periods have been updated to be consistent with the presentation for the year ended December 31, 2024.

Financial information by business segment for each of the three years ended December 31, 2024, 2023 and 2022 is summarized in the following (in thousands):

2024	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$426,956	$245,087	$10,079	$682,122
Cost of sales and services	315,374	207,135	10,158	532,667
Revenues less cost of sales and services	111,582	37,952	(79)	149,455

Selling, general and administrative expenses	24,712	18,457	30,181	73,350
Depreciation and amortization expense	31,044	36,704	290	68,038
Other operating expense (income) (1)	6,302	(2,482)	2,915	6,735
Operating income (loss)	49,524	(14,727)	(33,465)	1,332

Recon to income (loss) before income taxes
Other income (loss) (2)				(7,269)
Income (loss) before income taxes				$(5,937)

Capital expenditures	$15,703	$10,344	$91	$26,138

2023	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$336,763	$352,795	$11,247	$700,805
Cost of sales and services	243,011	277,067	10,209	530,287
Revenues less cost of sales and services	93,752	75,728	1,038	170,518

Selling, general and administrative expenses	20,058	20,000	32,547	72,605
Depreciation and amortization expense	28,696	46,319	127	75,142
Other operating expense (income) (1)	16	(18,568)	1,836	(16,716)
Operating income (loss)	44,982	27,977	(33,472)	39,487

Recon to income (loss) before income taxes
Other income (loss) (2)				876
Income (loss) before income taxes				$40,363

Capital expenditures	$21,632	$9,216	$785	$31,633

2022	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$278,252	$395,997	$22,803	$697,052
Cost of sales and services	200,944	293,576	22,543	517,063
Revenues less cost of sales and services	77,308	102,421	260	179,989

Selling, general and administrative expenses	17,693	19,073	33,196	69,962
Depreciation and amortization expense	30,521	55,503	1,190	87,214
Other operating expense (income) (1)	3,818	69	1,908	5,795
Operating income (loss)	25,276	27,776	(36,034)	17,018

Recon to income (loss) before income taxes
Other income (loss) (2)				(6,286)
Income (loss) before income taxes				$10,732

Capital expenditures	$12,757	$11,588	$1,076	$25,421

(1)Other operating expense (income) for each reportable segment primarily includes impairment expense and other operating expenses for the years ended December 31, 2024, 2023 and 2022. In addition, for the years ended December 31, 2024 and 2023, Other operating expense (income) in Canada includes gain on sale of McClelland Lake Lodge assets, net.
(2)Other income (loss) is primarily related to interest expense, interest income and other income.

Financial information by geographic segment as of and for each of the three years ended December 31, 2024, 2023 and 2022, is summarized below (in thousands). Other revenues include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services Total assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	Canada	Australia	Other	Total
2024
Revenues from unaffiliated customers	$245,087	$426,956	$10,079	$682,122
Total assets	667,266	185,643	(447,837)	405,072

2023
Revenues from unaffiliated customers	$352,795	$336,763	$11,247	$700,805
Total assets	769,543	205,702	(427,183)	548,062

2022
Revenues from unaffiliated customers	$395,997	$278,252	$22,803	$697,052
Total assets	726,640	198,795	(359,251)	566,184

21.VALUATION ACCOUNTS

Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged (Reduction) to Costs and Expenses	Deductions (Net of Recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2024:
Allowance for credit losses on accounts receivable	$199	$33	$(7)	$(17)	$208
Valuation allowance for deferred tax assets	78,769	8,983	(910)	(4,844)	81,998

Year Ended December 31, 2023:
Allowance for credit losses on accounts receivable	$299	$79	$(181)	$2	$199
Valuation allowance for deferred tax assets	82,905	(2,556)	(1,767)	187	78,769

Year Ended December 31, 2022:
Allowance for credit losses on accounts receivable	$361	$115	$(162)	$(15)	$299
Valuation allowance for deferred tax assets	85,351	153	1,178	(3,777)	82,905

22.SUBSEQUENT EVENT

On February 18, 2025, we entered into a definitive asset purchase agreement with a private seller to acquire four villages with 1,340 rooms in Australia’s Bowen Basin and the associated long-term customer contracts. Under the terms of the agreement, Civeo would acquire the assets and customer contracts for total cash consideration of A$105 million, or approximately US$67 million, funded with cash on hand and borrowings from its existing revolving credit facility.