Form 10-Q
period 2025-03-31
Civeo Corp
filed 2025-04-30
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________
Commission file number: 001-36246
Civeo Corporation

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1253716
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Allen Center, 333 Clay Street, Suite 4400,	77002
Houston, Texas	(Zip Code)
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

The Registrant had 13,453,255 common shares outstanding as of April 25, 2025.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2025	2024

Revenue	$144,044	$166,120
Costs and expenses:
Service and other costs	114,615	130,445
Selling, general and administrative expenses	18,185	18,640
Depreciation and amortization expense	16,253	16,770
Impairment expense	—	7,823
Gain on sale of McClelland Lake Lodge assets, net	—	(6,075)
Other operating expense	507	298
	149,560	167,901
Operating loss	(5,516)	(1,781)

Interest expense	(1,619)	(2,360)
Interest income	26	43
Other income	347	453
Loss before income taxes	(6,762)	(3,645)
Income tax expense	(3,088)	(1,551)
Net loss	(9,850)	(5,196)
Less: Net income (loss) attributable to noncontrolling interest	(8)	(63)
Net loss attributable to Civeo Corporation	$(9,842)	$(5,133)

Per Share Data (see Note 6)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.72)	$(0.35)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.72)	$(0.35)

Weighted average number of common shares outstanding:
Basic	13,600	14,655
Diluted	13,600	14,655

Dividends per common share	$0.25	$0.25

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended March 31,
	2025	2024

Net loss	$(9,850)	$(5,196)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	1,093	(10,231)
Total other comprehensive income (loss), net of taxes	1,093	(10,231)

Comprehensive loss	(8,757)	(15,427)
Less: Comprehensive loss attributable to noncontrolling interest	(8)	(132)
Comprehensive loss attributable to Civeo Corporation	$(8,749)	$(15,295)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$28,372	$5,204
Accounts receivable, net	93,636	89,038
Inventories	5,736	7,537
Prepaid expenses	5,473	7,464
Other current assets	1,222	1,210
Total current assets	134,439	110,453

Property, plant and equipment, net	195,617	204,897
Goodwill	7,051	7,001
Other intangible assets, net	65,288	66,502
Operating lease right-of-use assets	13,296	9,401
Other noncurrent assets	8,061	6,818
Total assets	$423,752	$405,072

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$38,695	$39,971
Accrued liabilities	26,076	34,933
Income taxes payable	8,888	10,853
Deferred revenue	2,578	2,501
Other current liabilities	4,909	4,388
Total current liabilities	81,146	92,646

Long-term debt	87,367	43,299
Deferred income taxes	3,071	3,558
Operating lease liabilities	10,035	6,655
Other noncurrent liabilities	21,395	21,916
Total liabilities	203,014	168,074

Shareholders’ Equity:
Common shares (no par value; 46,000,000 shares authorized, 13,979,419 shares and 14,067,721 shares issued, respectively, and 13,541,424 shares and 13,653,647 shares outstanding, respectively)	—	—
Additional paid-in capital	1,632,420	1,631,823
Accumulated deficit	(997,400)	(980,720)
Common shares held in treasury at cost, 437,995 and 414,074 shares, respectively	(10,775)	(10,130)
Accumulated other comprehensive loss	(403,507)	(404,600)
Total Civeo Corporation shareholders’ equity	220,738	236,373
Noncontrolling interest	—	625
Total shareholders’ equity	220,738	236,998
Total liabilities and shareholders’ equity	$423,752	$405,072

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2023	$—	$1,628,972	$(919,023)	$(9,063)	$(380,715)	$2,867	$323,038
Net loss	—	—	(5,133)	—	—	(63)	(5,196)
Currency translation adjustment	—	—	—	—	(10,162)	(69)	(10,231)
Dividends paid	—	—	(3,707)	—	—	(4)	(3,711)
Common shares repurchased	—	—	(3,208)	—	—	—	(3,208)
Excise tax on common shares repurchased	—	—	(64)	—	—	—	(64)
Share-based compensation	—	549	—	(1,067)	—	—	(518)
Balance, March 31, 2024	$—	$1,629,521	$(931,135)	$(10,130)	$(390,877)	$2,731	$300,110

Balance, December 31, 2024	$—	$1,631,823	$(980,720)	$(10,130)	$(404,600)	$625	$236,998
Net loss	—	—	(9,842)	—	—	(8)	(9,850)
Currency translation adjustment	—	—	—	—	1,093	—	1,093
Dividends paid	—	—	(3,437)	—	—	(617)	(4,054)
Common shares repurchased	—	—	(3,334)	—	—	—	(3,334)
Excise tax on common shares repurchased	—	—	(67)	—	—	—	(67)
Share-based compensation	—	597	—	(645)	—	—	(48)
Balance, March 31, 2025	$—	$1,632,420	$(997,400)	$(10,775)	$(403,507)	$—	$220,738

Common Shares (in thousands)
Balance, December 31, 2024	13,654
Share-based compensation	40
Common shares repurchased	(153)
Balance, March 31, 2025	13,541

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,850)	$(5,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,253	16,770
Impairment charges	—	7,823
Deferred income tax benefit	(510)	(2,265)
Non-cash compensation charge	597	549
Gains on disposals of assets	(155)	(6,065)
Provision for credit losses, net of recoveries	(20)	4
Other, net	(29)	722
Changes in operating assets and liabilities:
Accounts receivable	(4,156)	7,387
Inventories	1,841	(510)
Accounts payable and accrued liabilities	(9,835)	(21,205)
Taxes payable	(2,059)	3,791
Other current and noncurrent assets and liabilities, net	(522)	4,180
Net cash flows provided by (used in) operating activities	(8,445)	5,985

Cash flows from investing activities:
Capital expenditures	(5,271)	(5,613)
Proceeds from dispositions of property, plant and equipment	167	6,778
Other, net	—	—
Net cash flows provided by (used in) investing activities	(5,104)	1,165

Cash flows from financing activities:
Revolving credit borrowings	99,155	81,073
Revolving credit repayments	(54,989)	(66,477)
Debt issuance costs	(125)	—
Dividends paid	(3,437)	(3,707)
Repurchases of common shares	(3,334)	(3,208)
Taxes paid on vested shares	(645)	(1,067)
Net cash flows provided by financing activities	36,625	6,614

Effect of exchange rate changes on cash	92	(335)
Net change in cash and cash equivalents	23,168	13,429
Cash and cash equivalents, beginning of period	5,204	3,323

Cash and cash equivalents, end of period	$28,372	$16,752

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

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this report to “dollars” or “$” are to U.S. dollars. Certain reclassifications have been made to the prior year financial statements for them to conform with the 2025 presentation.

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

The unaudited consolidated financial statements included in this report should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
2.REVENUE

The following table disaggregates our revenue by our two reportable segments (Australia and Canada) into major categories for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024
Australia
Accommodation revenues	$46,823	$47,107
Food service and other services revenues	56,823	44,630
Total Australia revenues	103,646	91,737

Canada
Accommodation revenues	$33,436	$59,787
Mobile facility rental revenues	219	994
Food service and other services revenues	6,743	6,379
Total Canada revenues	40,398	67,160

Other
Other revenues	$—	$7,223
Total other revenues	—	7,223

Total revenues	$144,044	$166,120

Our payment terms vary by the type and location of our customer and the services offered. The time between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of March 31, 2025, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2025	2026	2027	Thereafter	Total
Revenue expected to be recognized as of March 31, 2025	$110,268	$115,427	$86,891	$206,481	$519,066

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

3.IMPAIRMENT CHARGES
No impairment expense was recorded during the first quarter of 2025.
The following summarizes pre-tax impairment charges recorded during 2024, which are included in Impairment expense in our consolidated statements of operations (in thousands):

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

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

As of March 31, 2025 and December 31, 2024, we believe the carrying value of our floating-rate debt outstanding under our revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the first quarter of 2024, we wrote down certain long-lived assets to fair value. Our estimate of the fair value of undeveloped land positions in Australia that were impaired was based on appraisals from third parties.

5.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2025 and December 31, 2024 is presented below (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, net:
Trade	$74,181	$72,819
Unbilled revenue	16,520	12,883
Other	3,124	3,544
Total accounts receivable	93,825	89,246
Allowance for credit losses	(189)	(208)
Total accounts receivable, net	$93,636	$89,038

	March 31, 2025	December 31, 2024
Inventories:
Finished goods, including purchased food, housekeeping and retail inventory	$4,336	$6,134
Raw materials	1,400	1,403
Total inventories	$5,736	$7,537

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Estimated Useful Life (in years)			March 31, 2025	December 31, 2024
Property, plant and equipment, net:
Land				$24,157	$24,052
Accommodations assets	3	—	15	1,277,802	1,272,515
Buildings and leasehold improvements	7	—	20	12,891	12,386
Machinery and equipment	4	—	7	13,768	13,624
Office furniture and equipment	3	—	7	66,451	65,830
Vehicles	3	—	5	8,266	8,775
Construction in progress				8,411	6,835
Total property, plant and equipment				1,411,746	1,404,017
Accumulated depreciation				(1,216,129)	(1,199,120)
Total property, plant and equipment, net				$195,617	$204,897

	March 31, 2025	December 31, 2024
Accrued liabilities:
Accrued compensation	$20,430	$29,209
Accrued taxes, other than income taxes	3,768	3,327
Other	1,878	2,397
Total accrued liabilities	$26,076	$34,933

	March 31, 2025	December 31, 2024
Contract liabilities (Deferred revenue):
Current contract liabilities (1)	$2,578	$2,501
Noncurrent contract liabilities (1)	4,538	5,098
Total contract liabilities (Deferred revenue)	$7,116	$7,599

(1)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our unaudited consolidated balance sheets.

Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The decrease in deferred revenue from December 31, 2024 to March 31, 2025 was due to revenue recognized over the contracted terms related to advance payments received from a customer for village enhancements in Australia.

6.EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income (loss) attributable to Civeo Corporation by the weighted average number of common shares outstanding. For diluted earnings per share, the basic shares outstanding are adjusted by adding all potentially dilutive securities.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The calculation of basic and diluted earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Basic net loss attributable to Civeo Corporation	$(9,842)	$(5,133)
Diluted net loss attributable to Civeo Corporation	$(9,842)	$(5,133)

Denominator:
Weighted average shares outstanding - basic	13,600	14,655
Dilutive shares - share-based awards	—	—
Weighted average shares outstanding - diluted	13,600	14,655

Basic net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.72)	$(0.35)

Diluted net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.72)	$(0.35)

(1)Computations may reflect rounding adjustments.

Share-based awards excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive totaled 0.1 million shares and 0.1 million shares, respectively, for the three months ended March 31, 2025 and 2024.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
7.DEBT

As of March 31, 2025 and December 31, 2024, long-term debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024

U.S. revolving credit facility; weighted average interest rate of 9.0% for the three month period ended March 31, 2025	$—	$—

Canadian revolving credit facility; weighted average interest rate of 6.0% for the three month period ended March 31, 2025	87,367	43,299

Australian revolving credit facility; weighted average interest rate of 6.8% for the three month period ended March 31, 2025	—	—
Total debt	$87,367	$43,299

Credit Agreement
On March 24, 2025, we amended our Syndicated Facility Agreement (as amended to date, the Amended Credit Agreement), to increase the Australian revolving commitments by $20.0 million to an aggregate amount of $55.0 million.
As of March 31, 2025, the Amended Credit Agreement provided for a $265.0 million revolving credit facility scheduled to mature on August 8, 2028, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers (the U.S. Facility); (B) a $200.0 million senior secured revolving credit facility in favor of Civeo and certain of our U.S. subsidiaries, as borrowers (the Canadian Facility); and (C) a $55.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower.
U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to Adjusted Term Secured Overnight Financing Rate (SOFR), which is equal to Term SOFR plus a 10 basis point adjustment, plus a margin of 2.50% to 3.75%, or a base rate plus a margin of 1.50% to 2.75%, in each case based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to Adjusted Term Canadian Overnight Repo Rate Average (CORRA), which is equal to the Term CORRA plus a 29.547 basis point adjustment for one month terms or a 32.138 basis point adjustment for three month terms, plus a margin of 2.50% to 3.75%, or a Canadian Prime rate plus a margin of 1.50% to 2.75%, in each case based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Amended Credit Agreement). Australian dollar amounts outstanding under the Amended Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.50% to 3.75%, based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Amended Credit Agreement).
The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) specified acquisitions; (iv) certain restrictive agreements; (v) transactions with affiliates; and (vi) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and a maximum net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio no greater than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of March 31, 2025.
Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of March 31, 2025, we had six lenders that were parties to the Amended Credit Agreement, with total revolving commitments ranging from $35.0 million to $60.0 million. As of March 31, 2025, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.8 million under the Canadian facility. We also had outstanding bank guarantees of A$2.1 million under the Australian facility.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
8.INCOME TAXES
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
We operate in three jurisdictions, Australia, Canada and the U.S., where statutory tax rates range from 15% to 30%. Our effective tax rate will vary from period to period based on changes in earnings mix between these different jurisdictions. On January 1, 2024, the Organization for Economic Cooperation and Development Pillar Two rules became effective and established a minimum 15% tax rate on certain multinational enterprises. The Pillar Two rules have been implemented in Australia and Canada, with the U.S. still uncertain to date. The applicable tax law changes with respect to Pillar Two have been considered for the jurisdictions in which we operate, and we do not anticipate the Pillar Two rules to have a materially adverse impact on our financial results.

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of March 31, 2025 and 2024, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended March 31, 2025 totaled $3.1 million, or (45.7)% of pretax loss, compared to income tax expense of $1.6 million, or (42.6)% of pretax loss, for the three months ended March 31, 2024. Our effective tax rate for the three months ended March 31, 2025 and 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

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

10.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $1.1 million from $404.6 million at December 31, 2024 to $403.5 million at March 31, 2025, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the three months of 2025 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$106 million and A$228 million, respectively, at March 31, 2025.

11.SHARE REPURCHASE PROGRAMS AND DIVIDENDS

Share Repurchase Programs

In March 2025 and September 2024, our Board of Directors (Board) authorized the repurchase of up to 10.0% and 5.0% of our total common shares which were issued and outstanding, or approximately 1,351,000 and 711,000 common shares, respectively, over a twelve month period.

The repurchase authorization allows repurchases from time to time through a variety of methods, including but not limited to open market repurchases, pursuant to a Rule 10b5-1 compliant plan, or privately negotiated transactions. We have funded, and intend to continue to fund, repurchases through cash on hand, cash from debt incurrences and cash generated from operations. Any common shares repurchased are cancelled in the periods they are acquired and the payment is accounted for as an increase to accumulated deficit in our Unaudited Consolidated Statements of Changes in Shareholders’ Equity in the period the payment is made.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

The following table summarizes our common share repurchases for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Dollar-value of shares repurchased	$3,334	$3,208
Shares repurchased	153.1	133.1
Average price paid per share	$21.75	$24.08

Dividends

Our Board declared the following quarterly dividends for the three months ended March 31, 2025 and 2024. The dividends are eligible dividends pursuant to the Income Tax Act (Canada).

Date Declared	Record Date	Payment Date	Per Share Amount
January 31, 2025	February 24, 2025	March 17, 2025	$0.25
February 2, 2024	February 26, 2024	March 18, 2024	$0.25

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

Outstanding Awards

Phantom Share Units. On March 3, 2025, we granted 171,723 phantom share units under the Civeo Plan, which vest in three equal annual installments beginning on March 3, 2026. We also granted 57,432 phantom share units under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on March 3, 2026. Phantom share units are settled in cash upon vesting.

During the three months ended March 31, 2025 and 2024, we recognized compensation expense associated with phantom share units totaling $1.8 million and $1.3 million, respectively. At March 31, 2025, unrecognized compensation cost related to phantom share units was $10.8 million, as remeasured at March 31, 2025, which is expected to be recognized over a weighted average period of 2.3 years.

Performance Share Awards. On March 3, 2025, we granted 189,124 performance share awards under the Civeo Plan, which cliff vest after three years subject to attainment of applicable performance criteria. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative total shareholder return rank among a peer group of other companies and the payout percentage associated with Civeo's three-year growth in EBITDA over the performance period relative to a preset 2027 EBITDA target. The portion of the performance share awards tied to the 2027 EBITDA target includes a performance-based vesting requirement. We evaluate the probability of achieving the performance criteria throughout the performance period and will adjust share-based compensation expense based on the number of shares expected to vest based on our estimate of the most probable performance outcome. No share-based compensation expense is recognized if the performance criteria are not probable of being achieved.

During the three months ended March 31, 2025 and 2024, we recognized compensation expense associated with performance share awards totaling $0.3 million and $0.3 million, respectively. The total fair value of performance share awards that vested during the three months ended March 31, 2025 and 2024 was $1.7 million and $2.8 million, respectively. At March 31, 2025, unrecognized compensation cost related to performance share awards was $2.7 million, which is expected to be recognized over a weighted average period of 2.1 years.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended March 31, 2025 and 2024 totaled $0.3 million and $0.3 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended March 31, 2025 and 2024 was zero.

At March 31, 2025, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.1 million, which is expected to be recognized over a weighted average period of 0.1 years.

13.SEGMENT AND RELATED INFORMATION

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. We have identified two reportable segments, Australia and Canada, which represent our strategic focus on hospitality services and workforce accommodations.

Prior to the fourth quarter of 2024, we presented segment operating income (loss) to include an allocation of corporate overhead expenses. To better align segment operating income (loss) to the profitability measure used by our chief operating decision maker, we have excluded this allocation. Prior periods have been updated to be consistent with the presentation for the three months ended March 31, 2025.

Financial information by business segment for each of the three months ended March 31, 2025 and 2024 is summarized in the following table (in thousands):

Three months ended March 31, 2025	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$103,646	$40,398	$—	$144,044
Cost of sales and services	76,720	37,645	250	114,615
Revenues less cost of sales and services	26,926	2,753	(250)	29,429

Selling, general and administrative expenses	6,408	4,301	7,476	18,185
Depreciation and amortization expense	7,804	8,420	29	16,253
Other operating expense (income) (1)	75	61	371	507
Operating income (loss)	12,639	(10,029)	(8,126)	(5,516)

Reconciliation to income (loss) before income taxes
Other income (loss) (2)				(1,246)
Income (loss) before income taxes				$(6,762)

Capital expenditures	$1,945	$3,326	$—	$5,271
Total assets	$206,804	$651,072	$(434,124)	$423,752

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Three months ended March 31, 2024	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$91,737	$67,160	$7,223	$166,120
Cost of sales and services	66,113	57,257	7,075	130,445
Revenues less cost of sales and services	25,624	9,903	148	35,675

Selling, general and administrative expenses	5,312	4,869	8,459	18,640
Depreciation and amortization expense	7,237	9,396	137	16,770
Other operating expense (income) (1)	5,787	(6,067)	2,326	2,046
Operating income (loss)	7,288	1,705	(10,774)	(1,781)

Reconciliation to income (loss) before income taxes
Other income (loss) (2)				(1,864)
Income (loss) before income taxes				$(3,645)

Capital expenditures	$4,518	$1,095	$—	$5,613
Total assets	$199,430	$744,639	$(430,999)	$513,070

(1)Other operating expense (income) for each reportable segment primarily includes other operating expenses for the three months ended March 31, 2025 and 2024. In addition, for the three months ended March 31, 2024, other operating expense (income) includes impairment expense in Canada and the U.S. and Canada includes gain on sale of McClelland Lake Lodge assets, net.
(2)Other income (loss) is primarily related to interest expense, interest income and other income.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including the volatility in the price of and demand for commodities, as well as our expectations about capital expenditures in 2025, beliefs with respect to liquidity needs and expectations with respect to growth strategies and opportunities, share repurchases and dividends and anticipated benefits of our pending acquisition of four villages in Australia's Bowen Basin. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, refer to “Risk Factors” in this quarterly report and "Risk Factors", “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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
Overview and Macroeconomic Environment
Demand for our hospitality services is driven primarily by ongoing operations of existing natural resource projects in Australia and Canada. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure. Long-term demand for our services has been driven by natural resource production, maintenance, operation and expansion of those facilities. In general, industry capital spending programs are based on the outlook for commodity prices, production costs, economic growth, perceived political risk, global commodity supply/demand, reserve replacement requirements, estimates of resource production, annual maintenance requirements and the expectations of our customers' shareholders. As a result, demand for our hospitality services is sensitive to expected commodity prices, principally related to met (metallurgical) coal, oil, iron ore and liquefied natural gas (LNG), and the resultant impact of these commodity price expectations on our customers' spending. Other factors that can affect our business and financial results include the general global economic environment, including inflationary pressures, supply chain disruptions and labor shortages, the impact of global tariff changes and other changes to trade policies, volatility affecting the banking system and financial markets, availability of capital to the natural resource industry and regulatory changes in Australia, Canada and other markets, including governmental measures introduced to mitigate climate change.
Commodity Prices
There is continued uncertainty around commodity price levels, driven by many factors including rising fears of a recession resulting from lingering inflation and higher interest rates, an economic slowdown in China and resultant economic stimulus by the Chinese government, the impact of inflationary pressures, the impact of global tariff changes and other changes to trade policies, actions taken by Organization of the Petroleum Exporting Countries Plus (OPEC+) to adjust oil production levels, geopolitical events such as the ongoing Russia/Ukraine and Middle East conflicts, U.S. oil production levels and regulatory implications on such prices. In particular, these items could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets and in extreme cases reduce production.
Recent Commodity Prices.

Recent met coal, iron ore, West Texas Intermediate (WTI) crude, and Western Canadian Select (WCS) crude pricing trends are as follows:

	Average Price (1)
Quarter ended	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)	WTI Crude (per bbl)	WCS Crude (per bbl)
Second Quarter through April 25, 2025	182.69	94.30	63.55	53.05
3/31/2025	185.13	97.25	71.47	58.27
12/31/2024	203.50	96.00	70.42	57.50
9/30/2024	210.74	94.54	75.29	59.97
6/30/2024	242.93	106.01	80.83	67.24
3/31/2024	307.68	118.54	77.01	59.48
12/31/2023	332.24	122.24	78.60	55.31
9/30/2023	260.12	111.04	82.50	66.20
6/30/2023	243.54	106.98	73.54	60.25
3/31/2023	341.08	117.08	75.96	56.61

(1)Source: Hard coking prices are from IHS Markit, iron ore prices and WCS crude prices are from Bloomberg and WTI crude prices are from U.S. Energy Information Administration.

Met Coal. In Australia, 84% of our Australian owned rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the level of global steel production. Following improvements in global steel production in the last quarter of 2024, production decreased during January and February of 2025 and increased into March 2025. Europe and the U.S. experienced decreased steel production during the first quarter of 2025. However, India and China continued to experience positive growth in steel production into the first quarter of 2025 with strong production in March 2025. Future steel production remains contingent on global GDP growth rates, Chinese productivity and the impact of global tariff changes and other changes to trade policies.
Global steel production increased by 2.9% during March 2025 compared to March 2024. As of April 25, 2025, met coal spot prices were $192.20 per tonne.
Met coal prices stagnated around $200 per tonne during the last quarter of 2024. In early 2025, met coal prices dropped below $200 per tonne, with prices averaging $185 per tonne in the first quarter of 2025. High met coal inventories from buyers continue to impact demand, which, along with decreased steel production in the first quarter of 2025 resulted in depressed prices. While larger producers continue to maintain production, managing costs has become a greater focus in a lower-price environment.
While high met coal inventories and lower steel production affected prices in early 2025, analysts are currently forecasting prices to improve gradually in late 2025 to $200. During 2025, met coal price movements will be driven by changes in underlying met coal production and steel demand, both of which may be impacted by ongoing changes to global tariffs and trade disputes.
Iron Ore. Iron ore prices improved to average $97.25 per tonne during the first quarter of 2025 with prices moving between $92 and $103 per tonne. Analysts expect iron ore prices to average $95-$100 per tonne through the remainder of 2025, with stable supply and subdued steel production.
WTI Crude. In an effort to support the price of oil amidst demand concerns, OPEC+ countries extended their 2023 oil production cuts throughout 2024 and into 2025. These production cuts, coupled with the rising geopolitical risks in the Middle

East, resulted in rising oil prices during the first half of 2024. Oil prices decreased during the second half of 2024 due to increased market concerns over economic growth and demand. OPEC+ has announced that it will increase production in 2025, which is likely to put pressure on global oil prices.
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
WCS prices in the first quarter of 2025 averaged $58.27 per barrel compared to an average of $59.48 in the first quarter of 2024 and have continued to fall since the end of the first quarter of 2025. The WCS Differential decreased from $13.49 per barrel at the end of the fourth quarter of 2024 to $10.89 at the end of the first quarter of 2025. As of April 25, 2025, the WTI price was $63.95 and the WCS price was $52.50, resulting in a WCS Differential of $11.45. Further, the U.S. Administration has announced and is in the process of implementing several new tariffs, including a 10% tariff on energy resources imported to the U. S. from Canada. Implementation of tariffs could have adverse impact on our Canadian customers profit margins, which may in turn reduce their spending on our accommodations and services.
Other
Recent Developments. On February 18, 2025, we entered into a definitive asset purchase agreement with a private seller to acquire four villages with 1,340 rooms in Australia’s Bowen Basin and the associated assets and long-term customer contracts for total cash consideration of A$105 million, or approximately US$67 million, as may be adjusted for customary purchase price adjustments set forth in the purchase agreement, to be funded with cash on hand and borrowings under the Amended Credit Agreement. The acquisition is anticipated to close in the second quarter of 2025, subject to certain regulatory approvals and customary closing conditions.
Inflationary Pressures. Since 2023 and continuing into 2025, inflationary pressures and supply chain disruptions have been, and continue to be, experienced worldwide. Price increases resulting from inflation and supply chain concerns have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. Lingering inflation from the pandemic has recently been exacerbated by changes to global tariffs and trade policies. We are managing inflation risk with negotiated service scope changes and contractual protections.

Labor Shortages. In addition to the macro inflationary impacts on labor costs noted above, we continue to be impacted by increased staff costs as a result of hospitality labor shortages in Australia due to significantly reduced migration in and around Australia affecting labor availability, which has subsequently led to an increased reliance on more expensive temporary labor resources.

LNG. Our Sitka Lodge supports the LNG Canada (LNGC) project and related pipeline projects (specifically, the Coastal GasLink Pipeline, the pipeline constructed to transport natural gas feedstock to LNGC). Construction activity of Phase 1 of the Kitimat LNG Facility is nearing completion, with commercial operations expected to begin in mid-2025. The Coastal GasLink Pipeline was completed in 2024. As such, we expect continued lower occupancy at our Sitka Lodge in the near-term until subsequent phases of the LNGC project are approved and commence, or additional construction activity in the region, drive increased occupancy demand.

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

Foreign Currency Exchange Rates. Exchange rates between the U.S. dollar and each of the Australian dollar and the Canadian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income (loss) in Canada and Australia. These revenues and profits/losses are translated into U.S. dollars for financial reporting purposes under U.S. Generally Accepted Accounting Principles. The following tables summarize the fluctuations in the exchange rates between the U.S. dollar and each of the Canadian dollar and the Australian dollar:

	Three Months Ended March 31,
	2025	2024	Change	Percentage
Average Australian dollar to U.S. dollar	$0.628	$0.657	($0.03)	(4.5)%
Average Canadian dollar to U.S. dollar	$0.697	$0.741	($0.04)	(6.0)%

	As of
	March 31, 2025	December 31, 2024	Change	Percentage
Australian dollar to U.S. dollar	$0.624	$0.620	$0.004	0.7%
Canadian dollar to U.S. dollar	$0.696	$0.695	$0.001	0.1%

These fluctuations of the Australian and Canadian dollars have had and will continue to have an impact on the translation of earnings generated from our Australian and Canadian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the global economy, commodity prices, demand for met coal, crude oil, LNG and iron ore, inflation, trade policy and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2025 capital expenditures will be in the range of approximately $20 million to $25 million, compared to 2024 capital expenditures of $26.1 million. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity.

See “Liquidity and Capital Resources” below for further discussion of our 2025 capital expenditures.

Results of Operations
Unless otherwise indicated, discussion of results for the three months ended March 31, 2025, is based on a comparison to the corresponding period of 2024.
Results of Operations – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	Change

	($ in thousands)
Revenues:
Australia	$103,646	$91,737	$11,909
Canada	40,398	67,160	(26,762)
Other	—	7,223	(7,223)
Total revenues	144,044	166,120	(22,076)
Costs and expenses:
Cost of sales and services
Australia	76,720	66,113	10,607
Canada	37,645	57,257	(19,612)
Other	250	7,075	(6,825)
Total cost of sales and services	114,615	130,445	(15,830)
Selling, general and administrative expenses	18,185	18,640	(455)
Depreciation and amortization expense	16,253	16,770	(517)
Impairment expense	—	7,823	(7,823)
Gain on sale of McClelland Lake Lodge assets, net	—	(6,075)	6,075
Other operating expense	507	298	209
Total costs and expenses	149,560	167,901	(18,341)
Operating loss	(5,516)	(1,781)	(3,735)

Interest expense, net	(1,593)	(2,317)	724
Other income	347	453	(106)
Loss before income taxes	(6,762)	(3,645)	(3,117)
Income tax expense	(3,088)	(1,551)	(1,537)
Less: Net loss attributable to noncontrolling interest	(9,850)	(5,196)	(4,654)
Less: Net loss attributable to noncontrolling interest	(8)	(63)	55
Net loss attributable to Civeo Corporation	$(9,842)	$(5,133)	$(4,709)

We reported net loss attributable to Civeo for the quarter ended March 31, 2025 of $9.8 million, or $0.72 per diluted share. Net loss included $1.0 million of restructuring costs initiatives in Canada related to severance and two lodge closures.
We reported net loss attributable to Civeo for the quarter ended March 31, 2024 of $5.1 million, or $0.35 per diluted share. Net loss included (i) $6.1 million of net gains associated with the sale of the McClelland Lake Lodge in Canada and (ii) a $7.8 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.
Revenues. Consolidated revenues decreased $22.1 million, or 13%, in the first quarter of 2025 compared to the first quarter of 2024. This decrease was primarily driven by (i) lower billed rooms at our Canadian oil sands lodges as producers in the region remain focused on reducing operating costs, (ii) reduced occupancy at our Canadian Sitka Lodge as the construction of the Kitimat LNG facility nears completion and (iii) a weaker Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2025 compared to the first quarter of 2024. These items were partially offset by an increase in our Australian segment driven by new business in our integrated services villages in Western Australia related to a six-year contract with an expected total contract value of A$1.4 billion that the Company previously announced. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $15.8 million, or 12%, in the first quarter of 2025 compared to the first quarter of 2024. This decrease was primarily driven by lower costs at various lodges in our Canadian segment due to reduced occupancy levels and a weaker Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2025 compared to the first quarter of 2024. These items were partially offset by an increase in cost of sales and services in our Australian segment largely driven by new business in our integrated services villages in Western Australia and the associated overhead costs. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expenses decreased $0.5 million, or 2%, in the first quarter of 2025 compared to the first quarter of 2024. This decrease was primarily due to lower incentive compensation cost of $0.7 million, lower travel and entertainment costs of $0.5 million and a weaker Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2025 compared to the first quarter of 2024. These items were partially offset by higher share-based compensation expense of $0.6 million. The increase in share-based compensation expense was primarily due to lower forfeitures in the first quarter of 2025 compared to the first quarter of 2024.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.5 million, or 3%, in the first quarter of 2025 compared to the first quarter of 2024. The decrease was primarily due to a weaker Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2025 compared to the first quarter of 2024, partially offset by additional property, plant and equipment placed in service.
Impairment Expense. We recorded pre-tax impairment expense of $7.8 million in the first quarter of 2024 associated with long-lived assets in Australia and the U.S. See Note 3 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
Gain on Sale of McClelland Lake Lodge Assets, net. We recorded $6.1 million in the first quarter of 2024 related to net gains associated with the sale of the McClelland Lake Lodge.
Operating Loss. Consolidated operating loss increased $3.7 million, or 210%, in the first quarter of 2025 compared to the first quarter of 2024, primarily due to lower lodge occupancy in Canada in the first quarter of 2025 compared to the first quarter of 2024 and a net gain on sale of McClelland Lake Lodge assets in the first quarter of 2024. These items were partially offset by higher activity levels in Australia in the first quarter of 2025 compared to the first quarter of 2024 and impairment expenses in the first quarter of 2024.
Interest Expense, net. Net interest expense decreased by $0.7 million, or 31%, in the first quarter of 2025 compared to the first quarter of 2024, primarily related to lower average debt levels and lower interest rates on credit facility borrowings during 2025 compared to 2024.
Income Tax Expense. Our income tax expense for the three months ended March 31, 2025 totaled $3.1 million, or (45.7)% of pretax loss, compared to an income tax expense of $1.6 million, or (42.6)% of pretax loss, for the three months ended March 31, 2024. Our effective tax rate for the three months ended March 31, 2025 and 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Income. Other comprehensive income increased $11.3 million in the first quarter of 2025 compared to the first quarter of 2024, primarily as a result of foreign currency translation adjustments due to changes in the Australian and Canadian dollar exchange rates compared to the U.S. dollar. The Australian dollar exchange rate compared to the U.S. dollar increased 1% in the first quarter of 2025 compared to a 4% decrease in the first quarter of 2024. The Canadian dollar exchange rate compared to the U.S. dollar increased 0.1% in the first quarter of 2025 compared to a 2% decrease in the first quarter of 2024.

Segment Results of Operations – Australian Segment

	Three Months Ended March 31,
	2025	2024	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$46,823	$47,107	$(284)
Food service and other services revenue (2)	56,823	44,630	12,193
Total revenues	$103,646	$91,737	$11,909

Cost of sales and services ($ in thousands)
Accommodation cost	$23,071	$22,594	$477
Food service and other services cost	50,651	40,904	9,747
Indirect other cost	2,998	2,615	383
Total cost of sales and services	$76,720	$66,113	$10,607

Gross margin as a % of revenues	26.0%	27.9%	(2.0)%

Average daily rate for villages (3)	$75	$77	$(2)

Total billed rooms for villages (4)	625,636	613,936	11,700

Average Australian dollar to U.S. dollar	$0.628	$0.657	$(0.030)

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

Our Australian segment reported revenues in the first quarter of 2025 that were $11.9 million, or 13%, higher than the first quarter of 2024. The weakening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 4.5% in the first quarter of 2025 compared to the first quarter of 2024 resulted in a $4.9 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 18% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by new business in our integrated services villages in Western Australia.

Our Australian segment cost of sales and services increased $10.6 million, or 16%, in the first quarter of 2025 compared to the first quarter of 2024. The weakening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 4.5% in the first quarter of 2025 compared to the first quarter of 2024 resulted in a $3.6 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services in the Australian segment was largely driven by new business in our integrated services villages in Western Australia and the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues decreased to 26.0% in the first quarter of 2025 from 27.9% in the first quarter of 2024. This was primarily driven by an increased relative revenue contribution from our integrated services business, which has a service-only business model, and generates lower overall gross margins than our accommodation business.

Segment Results of Operations – Canadian Segment

	Three Months Ended March 31,
	2025	2024	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$33,436	$59,787	$(26,351)
Mobile facility rental revenue (2)	219	994	(775)
Food service and other services revenue (3)	6,743	6,379	364
Total revenues	$40,398	$67,160	$(26,762)

Cost of sales and services ($ in thousands)
Accommodation cost	$28,865	$45,720	$(16,855)
Mobile facility rental cost	—	2,651	(2,651)
Food service and other services cost	6,473	6,140	333
Indirect other costs	2,307	2,746	(439)
Total cost of sales and services	$37,645	$57,257	$(19,612)

Gross margin as a % of revenues	6.8%	14.7%	(7.9)%

Average daily rate for lodges (4)	$93	$98	$(5)

Total billed rooms for lodges (5)	358,697	610,032	(251,335)

Average Canadian dollar to U.S. dollar	$0.697	$0.741	$(0.045)

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

Our Canadian segment reported revenues in the first quarter of 2025 that were $26.8 million, or 40%, lower than the first quarter of 2024. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 6.0% in the first quarter of 2025 compared to the first quarter of 2024 resulted in a $2.6 million period-over-period decrease in revenues. On a constant currency basis, the Canadian segment experienced a 36% period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the decrease in the Canadian segment was driven by (i) lower billed rooms at our oil sands lodges as producers in the region remain focused on reducing operating costs, (ii) reduced occupancy at our Sitka Lodge as the Kitimat LNG facility nears completion and (iii) reduced mobile asset activity from pipeline projects which were completed in early 2024.

Our Canadian segment cost of sales and services decreased $19.6 million, or 34%, in the first quarter of 2025 compared to the first quarter of 2024. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 6.0% in the first quarter of 2025 compared to the first quarter of 2024 resulted in a $2.4 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the decrease in cost of sales and services in the Canadian segment was largely driven by lower costs at various lodges due to reduced occupancy levels and lower costs related to the reduced mobile asset activity from pipeline projects which were completed in early 2024.

Our Canadian segment gross margin as a percentage of revenues decreased from 14.7% in the first quarter of 2024 to 6.8% in the first quarter of 2025. This was primarily driven by reduced efficiencies at our lodges with lower occupancy levels.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our hospitality services, developing new lodges and villages and purchasing or leasing land, to repurchase common shares, to pay dividends and for general working capital needs. In addition, capital has been used to repay debt and fund strategic business acquisitions. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under our Amended Credit Agreement and proceeds from equity issuances. In the future, capital may be required to move lodges from one site to another, and we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions or refinance debt.

The following table summarizes our consolidated liquidity position as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Lender commitments	$265,000	$245,000
Reduction in availability (1)	(43,014)	(3,635)
Borrowings against revolving credit capacity	(87,367)	(43,299)
Outstanding letters of credit	(825)	(1,100)
Unused availability	133,794	196,966
Cash and cash equivalents	28,372	5,204
Total available liquidity	$162,166	$202,170

(1)As of March 31, 2025 and December 31, 2024, $43.0 million and $3.6 million, respectively, of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement.

Cash totaling $8.4 million was used in operations during the three months ended March 31, 2025, compared to $6.0 million provided by operations during the three months ended March 31, 2024. During the three months ended March 31, 2025 and 2024, $14.7 million and $6.4 million was used in working capital, respectively. The year-over-year increase in cash used in working capital in 2025 compared to 2024 is largely due to an increase in cash taxes paid in Australia in 2025 compared to 2024 and the collection of holdbacks in Canada related to the completion of mobile asset pipeline projects during the three months ended March 31, 2024 that did not repeat in 2025, partially offset by a decrease in cash used by accounts payable and accrued liabilities during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Cash was used in investing activities during the three months ended March 31, 2025 in the amount of $5.1 million, compared to cash provided by investing activities during the three months ended March 31, 2024 in the amount of $1.2 million. The decrease in cash provided by investing activities was primarily due to lower proceeds from the sale of property, plant and equipment. We received net proceeds from the sale of property, plant and equipment of $0.2 million during the three months ended March 31, 2025 compared to $6.8 million during the three months ended March 31, 2024 related to the sale of our McClelland Lake Lodge accommodation assets in Canada. Capital expenditures totaled $5.3 million and $5.6 million during the three months ended March 31, 2025 and 2024, respectively. Capital expenditures in both periods were primarily related to maintenance. In addition, our 2024 capital expenditures included approximately $2.4 million related to customer-funded infrastructure upgrades in Australia.

We expect our capital expenditures for 2025 to be in the range of $20 million to $25 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts or commitments or attractive risk-adjusted economics. Whether planned expenditures will actually be spent in 2025 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Amended Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the transaction economics be attractive enough to us compared to the current capital allocation priorities of returning capital to shareholders. We continue to monitor the global economy, commodity prices, demand for met coal, crude oil, LNG and iron ore, inflation and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

Net cash of $36.6 million was provided by financing activities during the three months ended March 31, 2025 primarily due to net borrowings under our revolving credit facilities of $44.2 million, partially offset by dividend payments of $3.4 million, repurchases of our common shares of $3.3 million, payments to settle tax obligations on vested shares under our share-based compensation plans of $0.7 million and debt issuance costs of $0.1 million. Net cash of $6.6 million was provided by financing activities during the three months ended March 31, 2024 primarily due to net borrowings under our revolving credit facilities of $14.6 million, partially offset by dividend payments of $3.7 million, repurchases of our common shares of $3.2 million and payments to settle tax obligations on vested shares under our share-based compensation plans of $1.1 million.

The following table summarizes the changes in debt outstanding during the three months ended March 31, 2025 (in thousands):

Balance at December 31, 2024	$43,299
Borrowings under revolving credit facilities	99,155
Repayments of borrowings under revolving credit facilities	(54,989)
Translation	(98)
Balance at March 31, 2025	$87,367

We believe that cash on hand and cash flow from operations will be sufficient to meet our anticipated liquidity needs for the next 12 months. If our plans or assumptions change, including as a result of changes in our customers' capital spending or changes in the price of and demand for natural resources, or are inaccurate, or if we make acquisitions, we may need to raise additional capital. Selectively pursuing strategic organic and inorganic growth opportunities that fit with our current capital allocation priorities of returning capital to shareholders has been, and our management believes will continue to be, an element of our long-term business strategy. The timing, size or success of any growth opportunities and the associated potential capital commitments are unpredictable and uncertain. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances or may issue equity directly to the sellers. Our ability to obtain capital for additional projects to implement our growth strategy over the longer term will depend on our future operating performance, financial condition and, more broadly, on the availability of equity and debt financing. Capital availability will be affected by prevailing conditions in our industry, the global economy, the global financial markets and other factors, many of which are beyond our control. In addition, any additional debt service requirements we take on could be based on higher interest rates and shorter maturities and could impose a significant burden on our results of operations and financial condition, and the issuance of additional equity securities could result in significant dilution to shareholders.

In September 2024, our Board authorized a common share repurchase program to repurchase up to 5.0% of our total common shares which are issued and outstanding at that date, or 710,556 common shares, over a twelve month period. In March 2025, our Board authorized an increase to our common share repurchase program to repurchase up to 10.0% of our total common shares which are issued and outstanding at that date, and in April 2025, our Board authorized a further increase to repurchase up to 20% of our total common shares which are issued and outstanding at that date, or approximately 2,690,000 common shares. Such share repurchase program does not expire. In addition, our Board declared quarterly dividends of $0.25 per common share to shareholders in the first quarter of 2025. These dividends were eligible dividends pursuant to the Income Tax Act (Canada). See Dividends below and Note 11 – Share Repurchase Programs and Dividends to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Credit Agreement
On March 24, 2025, we amended our Syndicated Facility Agreement (as amended to date, the Amended Credit Agreement) to increase the Australian revolving commitments by $20.0 million to an aggregate amount of $55.0 million.
As of March 31, 2025, the Amended Credit Agreement provided for a $265.0 million revolving credit facility scheduled to mature on August 8, 2028, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $200.0 million senior secured revolving credit facility in favor of Civeo and certain of our U.S. subsidiaries, as borrowers; and (C) a $55.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower.
As of March 31, 2025, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.8 million under the Canadian facility. We also had outstanding bank guarantees of A$2.1 million under the Australian facility.

See Note 7 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Dividends

In April 2025, we announced the suspension by our Board of quarterly dividends on our common shares to prioritize returning capital to our shareholders through ongoing share repurchases. The declaration and amount of any potential future dividends will be at the discretion of our Board and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the Board deems relevant. In addition, our ability to pay cash dividends on common shares is limited by covenants in the Amended Credit Agreement. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes if we are required to repatriate foreign earnings to pay such dividends. If any dividends are declared in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay any dividends in the future.

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our Board. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2025, we had $87.4 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $0.9 million annually, based on our floating-rate debt obligations and interest rates in effect as of March 31, 2025.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our reporting currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$106 million and A$228 million, respectively, at March 31, 2025. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of March 31, 2025 would result in translation adjustments of approximately $11 million and $23 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to information set forth in this quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factor described below, you should carefully read and consider “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, which contains descriptions of significant factors that may cause our future operating results to differ materially from those currently expected.

Changes in U.S. or foreign trade policies, including the imposition of tariffs and other protectionist trade measures, and other factors beyond our control may adversely impact our future net income and cash flows and financial condition.

The U.S. administration has taken executive action and proposed additional measures intended to alter the U.S. approach to international trade policy, the terms of certain existing bilateral or multi‐lateral trade agreements and trading arrangements with foreign countries. Such changes to U.S. international trade policy, and any retaliatory trade measures that foreign governments may take in response, including the imposition of tariffs, sanctions, export or import controls, and other measures that restrict international trade, or the threat of such actions, could result in additional increases in the global cost of certain goods, services and cost of capital. In addition, related geopolitical and domestic political developments, such as existing and potential trade wars, uncertainty regarding changes in trade policy, and other events beyond our control, have increased and may continue to increase levels of political and economic unpredictability globally and the volatility of global financial markets. As a result, prevailing macroeconomic conditions may reduce future net income and cash flows and negatively impact financial condition.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended March 31, 2025.

	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
January 1, 2025 - January 31, 2025	—		$—		—	153,092
February 1, 2025 - February 28, 2025	23,921	(2)	$26.96	(3)	—	—
March 1, 2025 - March 31, 2025	153,092	(1)	$21.75		153,092	—
Total	177,013		$21.75		153,092	—

(1)In September 2024, our Board authorized the repurchase of up to 5% of our total common shares which were issued and outstanding, or 710,556 common shares (the Share Repurchase Program). In March 2025, our Board authorized an increase to the Share Repurchase Program to repurchase up to 10.0% of our total common shares which are issued and outstanding at that date, and in April 2025, our Board authorized a further increase to repurchase up to 20% of our total common shares which are issued and outstanding at that date, or approximately 2,690,000 common shares. Under the Share Repurchase Program, we may repurchase shares through a variety of methods, including but not limited to open market repurchases, pursuant to a Rule 10b5‑1 compliant plan, or privately negotiated transactions. The Share Repurchase Program does not expire. We repurchased an aggregate of 153,092 of our common shares outstanding for approximately $3.3 million under the 2024 Share Repurchase Program during the three months ended March 31, 2025.
(2)Consists of shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants' personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.
(3)The price paid per share was based on the closing price of our common shares on February 25, 2025, the respective date as of which the restrictions lapsed on such shares.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)INDEX OF EXHIBITS

Exhibit No.		Description

2.1*	—	Asset Sale and Purchase Agreement, dated February 18, 2025, between Civeo Pty Ltd, the sellers party thereto and Graham William Cleary, as seller guarantor.

10.1*	—
Third Amendment to Syndicated Facility Agreement, dated as of March 24, 2025, by and among Civeo Corporation, Civeo Pty Limited, Civeo USA LLC and Civeo Management LLC, as Borrowers, the Lenders named therein, Royal Bank of Canada, as Administrative Agent, U.S. Collateral Agent, Canadian Administrative Agent, Canadian Collateral Agent and an Issuing Bank and RBC Europe Limited, as Australian Administrative Agent, Australian Collateral Agent and an Issuing Bank.

10.2*†	—	Amended and Restated Executive Agreement between Civeo Corporation and E. Collin Gerry dated as of May 4, 2020.

10.3*†	—	Executive Agreement between Civeo Corporation and Barclay Brewer dated as of March 31, 2025.

10.4*†	—	Executive Agreement between Civeo Canada Employees LP, Civeo Corporation and Andy Fraser dated as of March 31, 2025.

10.5*†	—	Consulting Agreement between Civeo Canada Limited Partnership and Quantev Advisors Ltd. dated as of January 1, 2025.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contracts and compensatory plans and arrangements.

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

CIVEO CORPORATION

Date: April 30, 2025	By /s/ E. Collin Gerry
E. Collin Gerry
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)