Form 10-Q
period 2025-06-30
Civeo Corp
filed 2025-07-29
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The Registrant had 12,551,769 common shares outstanding as of July 25, 2025.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$162,694	$188,713	$306,738	$354,833
Costs and expenses:
Service and other costs	121,531	140,834	236,146	271,279
Selling, general and administrative expenses	20,470	17,433	38,655	36,073
Depreciation and amortization expense	17,827	17,059	34,080	33,829
Impairment expense	—	—	—	7,823
(Gain) loss on sale of McClelland Lake Lodge assets, net		87	—	(5,988)
Other operating expense	66	188	573	486
	159,894	175,601	309,454	343,502
Operating income (loss)	2,800	13,112	(2,716)	11,331

Interest expense	(2,699)	(2,203)	(4,318)	(4,563)
Interest income	75	54	101	97
Other income	119	310	466	763
Income (loss) before income taxes	295	11,273	(6,467)	7,628
Income tax expense	(3,606)	(3,786)	(6,694)	(5,337)
Net income (loss)	(3,311)	7,487	(13,161)	2,291
Less: Net income (loss) attributable to noncontrolling interest	3	(740)	(5)	(803)
Net income (loss) attributable to Civeo Corporation	$(3,314)	$8,227	$(13,156)	$3,094

Per Share Data (see Note 7)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$(0.25)	$0.57	$(0.98)	$0.21

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$(0.25)	$0.56	$(0.98)	$0.21

Weighted average number of common shares outstanding:
Basic	13,177	14,518	13,387	14,586
Diluted	13,177	14,600	13,387	14,678

Dividends per common share	$0.00	$0.25	$0.25	$0.50

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$(3,311)	$7,487	$(13,161)	$2,291

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	10,935	1,621	12,028	(8,610)
Total other comprehensive income (loss), net of taxes	10,935	1,621	12,028	(8,610)

Comprehensive income (loss)	7,624	9,108	(1,133)	(6,319)
Less: Comprehensive income (loss) attributable to noncontrolling interest	4	(767)	(4)	(899)
Comprehensive income (loss) attributable to Civeo Corporation	$7,620	$9,875	$(1,129)	$(5,420)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,638	$5,204
Accounts receivable, net	104,491	89,038
Inventories	5,822	7,537
Prepaid expenses	12,954	7,464
Other current assets	1,304	1,210
Total current assets	139,209	110,453

Property, plant and equipment, net	265,138	204,897
Goodwill	7,411	7,001
Other intangible assets, net	73,441	66,502
Operating lease right-of-use assets	14,575	9,401
Other noncurrent assets	9,065	6,818
Total assets	$508,839	$405,072

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,702	$39,971
Accrued liabilities	39,403	34,933
Income taxes payable	82	10,853
Deferred revenue	2,838	2,501
Other current liabilities	5,213	4,388
Total current liabilities	92,238	92,646

Long-term debt	168,672	43,299
Deferred income taxes	5,813	3,558
Operating lease liabilities	11,066	6,655
Other noncurrent liabilities	21,612	21,916
Total liabilities	299,401	168,074

Shareholders’ Equity:
Common shares (no par value; 46,000,000 shares authorized, 13,134,259 shares and 14,067,721 shares issued, respectively, and 12,696,264 shares and 13,653,647 shares outstanding, respectively)	—	—
Additional paid-in capital	1,633,022	1,631,823
Accumulated deficit	(1,020,236)	(980,720)
Common shares held in treasury at cost, 437,995 and 414,074 shares, respectively	(10,775)	(10,130)
Accumulated other comprehensive loss	(392,573)	(404,600)
Total Civeo Corporation shareholders’ equity	209,438	236,373
Noncontrolling interest	—	625
Total shareholders’ equity	209,438	236,998
Total liabilities and shareholders’ equity	$508,839	$405,072

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, March 31, 2024	$—	$1,629,521	$(931,135)	$(10,130)	$(390,877)	$2,731	$300,110
Net income (loss)	—	—	8,227	—	—	(740)	7,487
Currency translation adjustment	—	—	—	—	1,648	(27)	1,621
Dividends paid	—	—	(3,661)	—	—	(1)	(3,662)
Common shares repurchased	—	—	(6,644)	—	—	—	(6,644)
Excise tax on common shares repurchased	—	—	(133)	—	—	—	(133)
Share-based compensation	—	609	—	—	—	—	609
Balance, June 30, 2024	$—	$1,630,130	$(933,346)	$(10,130)	$(389,229)	$1,963	$299,388

Balance, March 31, 2025	$—	$1,632,420	$(997,400)	$(10,775)	$(403,507)	$—	$220,738
Net income (loss)	—	—	(3,314)	—	—	3	(3,311)
Currency translation adjustment	—	—	—	—	10,934	1	10,935
Dividends paid	—	—	—	—	—	(4)	(4)
Common shares repurchased	—	—	(19,140)	—	—	—	(19,140)
Excise tax on common shares repurchased	—	—	(382)	—	—	—	(382)
Share-based compensation	—	602	—	—	—	—	602
Balance, June 30, 2025	$—	$1,633,022	$(1,020,236)	$(10,775)	$(392,573)	$—	$209,438

Balance, December 31, 2023	$—	$1,628,972	$(919,023)	$(9,063)	$(380,715)	$2,867	$323,038
Net income (loss)	—	—	3,094	—	—	(803)	2,291
Currency translation adjustment	—	—	—	—	(8,514)	(96)	(8,610)
Dividends paid	—	—	(7,368)	—	—	(5)	(7,373)
Common shares repurchased	—	—	(9,852)	—	—	—	(9,852)
Excise tax on common shares repurchased	—	—	(197)	—	—	—	(197)
Share-based compensation	—	1,158	—	(1,067)	—	—	91
Balance, June 30, 2024	$—	$1,630,130	$(933,346)	$(10,130)	$(389,229)	$1,963	$299,388

Balance, December 31, 2024	$—	$1,631,823	$(980,720)	$(10,130)	$(404,600)	$625	$236,998
Net loss	—	—	(13,156)	—	—	(5)	(13,161)
Currency translation adjustment	—	—	—	—	12,027	1	12,028
Dividends paid	—	—	(3,437)	—	—	(621)	(4,058)
Common shares repurchased	—	—	(22,474)	—	—	—	(22,474)
Excise tax on common shares repurchased	—	—	(449)	—	—	—	(449)
Share-based compensation	—	1,199	—	(645)	—	—	554
Balance, June 30, 2025	$—	$1,633,022	$(1,020,236)	$(10,775)	$(392,573)	$—	$209,438

Common Shares (in thousands)
Balance, December 31, 2024	13,654
Share-based compensation	78
Common shares repurchased	(1,036)
Balance, June 30, 2025	12,696
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(13,161)	$2,291
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,080	33,829
Impairment charges	—	7,823
Deferred income tax benefit	(1,868)	(4,344)
Non-cash compensation charge	1,199	1,158
Gains on disposals of assets	(261)	(6,104)
Provision (benefit) for credit losses, net of recoveries	(9)	34
Other, net	581	1,257
Changes in operating assets and liabilities:
Accounts receivable	(10,313)	15,229
Inventories	2,049	(1,525)
Accounts payable and accrued liabilities	(1,718)	(17,166)
Taxes payable	(13,089)	5,836
Other current and noncurrent assets and liabilities, net	(8,248)	25
Net cash flows provided by (used in) operating activities	(10,758)	38,343

Cash flows from investing activities:
Capital expenditures	(9,769)	(10,929)
Payments related to acquisitions	(64,948)	—
Proceeds from dispositions of property, plant and equipment	273	10,617
Other, net	—	183
Net cash flows used in investing activities	(74,444)	(129)

Cash flows from financing activities:
Revolving credit borrowings	232,902	120,816
Revolving credit repayments	(113,679)	(136,641)
Debt issuance costs	(423)	—
Dividends paid	(3,437)	(7,368)
Repurchases of common shares	(22,474)	(9,852)
Taxes paid on vested shares	(645)	(1,067)
Net cash flows provided by (used in) financing activities	92,244	(34,112)

Effect of exchange rate changes on cash	2,392	10
Net change in cash and cash equivalents	9,434	4,112
Cash and cash equivalents, beginning of period	5,204	3,323

Cash and cash equivalents, end of period	$14,638	$7,435

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
FINANCIAL STATEMENTS
(Continued)
2.REVENUE

The following table disaggregates our revenue by our two reportable segments (Australia and Canada) into major categories for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Australia
Accommodation revenues	$52,682	$48,914	$99,505	$96,021
Food service and other services revenues	59,990	59,694	116,813	104,324
Total Australia revenues	112,672	108,608	216,318	200,345

Canada
Accommodation revenues	$42,590	$72,259	$76,026	$132,046
Mobile facility rental revenues	434	356	653	1,350
Food service and other services revenues	6,998	6,912	13,741	13,291
Total Canada revenues	50,022	79,527	90,420	146,687

Other
Other revenues	$—	$578	$—	$7,801
Total other revenues	—	578	—	7,801

Total revenues	$162,694	$188,713	$306,738	$354,833

Our payment terms vary by the type and location of our customer and the services offered. The time between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of June 30, 2025, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2025	2026	2027	Thereafter	Total
Revenue expected to be recognized as of June 30, 2025	$107,593	$178,520	$141,889	$282,781	$710,783

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

3.IMPAIRMENT CHARGES
No impairment expense was recorded during the first or second quarters of 2025.
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

As of June 30, 2025 and December 31, 2024, we believe the carrying value of our floating-rate debt outstanding under our revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the second quarter of 2025, we acquired accommodation assets, land and customer contracts and recorded them at fair value. Determining the fair value of assets acquired and liabilities assumed required the exercise of judgment, which included the use of a multi-period excess earnings income approach to determine the fair value of the customer relationships. Specifically, the fair value of the customer relationships was determined by calculating the present value of expected cash flows by applying a discount rate that represents the estimated rate that market participants would require for such intangible assets. The expected cash flows and related discount rate are significant unobservable inputs categorized within Level 3 of the fair value hierarchy. The cash flows employed in the valuation are based on our best estimates of future sales, earnings and cash flows after considering factors such as general market conditions, expected future customer orders, contracts with suppliers, labor costs, changes in working capital, long-term business plans and recent operating performance.

During the first quarter of 2024, we wrote down certain long-lived assets to fair value. Our estimate of the fair value of undeveloped land positions in Australia that were impaired was based on appraisals from third parties.

5.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2025 and December 31, 2024 is presented below (in thousands):

	June 30, 2025	December 31, 2024
Accounts receivable, net:
Trade	$84,144	$72,819
Unbilled revenue	17,313	12,883
Other	3,244	3,544
Total accounts receivable	104,701	89,246
Allowance for credit losses	(210)	(208)
Total accounts receivable, net	$104,491	$89,038

	June 30, 2025	December 31, 2024
Inventories:
Finished goods, including purchased food, housekeeping and retail inventory	$4,240	$6,134
Raw materials	1,582	1,403
Total inventories	$5,822	$7,537

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	Estimated Useful Life (in years)			June 30, 2025	December 31, 2024
Property, plant and equipment, net:
Land				$29,131	$24,052
Accommodations assets	3	—	15	1,411,160	1,272,515
Buildings and leasehold improvements	7	—	20	13,759	12,386
Machinery and equipment	4	—	7	14,711	13,624
Office furniture and equipment	3	—	7	64,699	65,830
Vehicles	3	—	5	8,332	8,775
Construction in progress				2,716	6,835
Total property, plant and equipment				1,544,508	1,404,017
Accumulated depreciation				(1,279,370)	(1,199,120)
Total property, plant and equipment, net				$265,138	$204,897

	June 30, 2025	December 31, 2024
Accrued liabilities:
Accrued compensation	$25,728	$29,209
Accrued taxes, other than income taxes	4,135	3,327
Other	9,540	2,397
Total accrued liabilities	$39,403	$34,933

	June 30, 2025	December 31, 2024
Contract liabilities (Deferred revenue):
Current contract liabilities (1)	$2,838	$2,501
Noncurrent contract liabilities (1)	4,138	5,098
Total contract liabilities (Deferred revenue)	$6,976	$7,599

(1)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our unaudited consolidated balance sheets.

Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The decrease in deferred revenue from December 31, 2024 to June 30, 2025 was due to revenue recognized over the contracted terms related to advance payments received from a customer for village enhancements in Australia.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
6.ASSET ACQUISITION

On May 6, 2025, we acquired the assets of Qantac Pty Ltd (Qantac), located in Queensland, Australia (the Qantac Acquisition) for total consideration of A$105 million (or approximately US$68 million) in cash. The Qantac Acquisition included four villages, with 1,340 rooms in Australia’s Bowen Basin and the associated accommodation assets, land and customer contracts. As a result of the Qantac Acquisition, we expanded our existing accommodations business into the Blackwater region of the Bowen Basin, which was not previously served by our existing villages. The Qantac Acquisition was funded with cash on hand and borrowings under the Amended Credit Agreement (as defined in Note 8). Qantac’s operations are reported as new village locations in our Australia reportable business segment.

The Qantac Acquisition was accounted for as an asset acquisition based on the principles described in ASC 805, which provides a screen to determine when a set of transferred assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similarly identifiable assets, the set of transferred assets is not a business. Under the accounting for asset acquisitions, the acquisition is recorded using a cost accumulation and allocation model under which the cost of such acquisition is allocated on a relative fair value basis to the assets acquired and liabilities assumed. Acquisition-related transaction costs are capitalized as a component of the cost of the assets acquired. Goodwill is not recognized in an asset acquisition, and any difference between consideration transferred and the fair value of the net assets acquired is allocated to the certain identifiable assets acquired based on their relative fair values.

The purchase price was allocated to the net assets as follows (in thousands):

Consideration:
Cash	$68,189
Direct transaction costs	4,601
Total costs of the asset acquisition	$72,790

Other current assets	$184
Property, plant and equipment	70,575
Intangible assets	5,999
Total assets acquired	76,758

Accounts payable and accrued liabilities	67
Deferred income taxes	3,901
Total liabilities assumed	3,968
Net assets acquired	$72,790

7.EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income (loss) attributable to Civeo Corporation by the weighted average number of common shares outstanding. For diluted earnings per share, the basic shares outstanding are adjusted by adding all potentially dilutive securities.

13

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The calculation of basic and diluted earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Basic net income (loss) attributable to Civeo Corporation	$(3,314)	$8,227	$(13,156)	$3,094
Diluted net income (loss) attributable to Civeo Corporation	$(3,314)	$8,227	$(13,156)	$3,094

Denominator:
Weighted average shares outstanding - basic	13,177	14,518	13,387	14,586
Dilutive shares - share-based awards	—	82	—	92
Weighted average shares outstanding - diluted	13,177	14,600	13,387	14,678

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$(0.25)	$0.57	$(0.98)	$0.21

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$(0.25)	$0.56	$(0.98)	$0.21

(1)Computations may reflect rounding adjustments.

Share-based awards that have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive totaled 0.1 million shares and zero shares, respectively, for the three months ended June 30, 2025 and 2024. Share-based awards that have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive totaled 0.1 million shares and fewer than 0.1 million shares, respectively, for the six months ended June 30, 2025 and 2024.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
8.DEBT

As of June 30, 2025 and December 31, 2024, long-term debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024

U.S. revolving credit facility; weighted average interest rate of 9.0% for the six month period ended June 30, 2025	$—	$—

Canadian revolving credit facility; weighted average interest rate of 5.9% for the six month period ended June 30, 2025	119,480	43,299

Australian revolving credit facility; weighted average interest rate of 6.6% for the six month period ended June 30, 2025	49,192	—
Total debt	$168,672	$43,299

Credit Agreement
On March 24, 2025, we amended our Syndicated Facility Agreement (as amended to date, the Amended Credit Agreement), to increase the Australian revolving commitments by $20.0 million to an aggregate amount of $55.0 million.
As of June 30, 2025, the Amended Credit Agreement provided for a $265.0 million revolving credit facility scheduled to mature on August 8, 2028, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers (the U.S. Facility); (B) a $200.0 million senior secured revolving credit facility in favor of Civeo and certain of our U.S. subsidiaries, as borrowers (the Canadian Facility); and (C) a $55.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower.
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
The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) specified acquisitions; (iv) certain restrictive agreements; (v) transactions with affiliates; and (vi) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and a maximum net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio no greater than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of June 30, 2025.
Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of June 30, 2025, we had six lenders that were parties to the Amended Credit Agreement, with total revolving commitments ranging from $35.0 million to $60.0 million. As of June 30, 2025, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.9 million under the Canadian facility. We also had outstanding bank guarantees of A$1.5 million under the Australian facility.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
9.INCOME TAXES
Our operations are conducted through various subsidiaries in a number of countries throughout the world. We have provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.
We operate in three jurisdictions, Australia, Canada and the U.S., where statutory tax rates range from 15% to 30%. Our effective tax rate will vary from period to period based on changes in earnings mix between these different jurisdictions. On January 1, 2024, the Organization for Economic Cooperation and Development Pillar Two rules became effective and established a minimum 15% tax rate on certain multinational enterprises. The Pillar Two rules have been implemented in Australia and Canada, with the U.S. still uncertain to date. The applicable tax law changes with respect to Pillar Two were considered for the jurisdictions in which we operate, and the rules did not have a materially adverse impact on our financial results.

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of June 30, 2025 and 2024, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended June 30, 2025 totaled $3.6 million, or 1222.4% of pretax income, compared to income tax expense of $3.8 million, or 33.6% of pretax income, for the three months ended June 30, 2024. Our effective tax rate for the three months ended June 30, 2025 and 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the six months ended June 30, 2025 totaled $6.7 million, or (103.5)% of pretax loss, compared to income tax expense of $5.3 million, or 70.0% of pretax income, for the six months ended June 30, 2024. Our effective tax rate for the six months ended June 30, 2025 and 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

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

11.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $12.0 million from $404.6 million at December 31, 2024 to $392.6 million at June 30, 2025, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the six months of 2025 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$74 million and A$234 million, respectively, at June 30, 2025.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
12. SHARE REPURCHASE PROGRAMS AND DIVIDENDS

Share Repurchase Programs

In September 2024, our Board of Directors (Board) authorized a common share repurchase program (the Share Repurchase Program) to repurchase of up to 5.0% of our total common shares which were issued and outstanding at that date, or approximately 0.7 million common shares over a twelve month period. In March 2025, our Board authorized an increase to the Share Repurchase Program to repurchase up to 10.0% of our total common shares which are issued and outstanding at that date, or approximately 1.4 million common shares, and in April 2025, our Board authorized a further increase to repurchase up to 20.0% of our total common shares which are issued and outstanding at that date, or approximately 2.7 million common shares.

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

The following table summarizes our common share repurchases for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Dollar-value of shares repurchased	$19,140	$6,644	$22,474	$9,852
Shares repurchased	883.3	274.1	1,036.4	407.2
Average price paid per share	$21.64	$24.21	$21.65	$24.17

Dividends

Our Board declared the following quarterly dividends for the six months ended June 30, 2025 and 2024. The dividends are eligible dividends pursuant to the Income Tax Act (Canada). In April 2025, we announced the suspension by our Board of quarterly dividends on our common shares to prioritize returning capital to our shareholders through ongoing share repurchases.

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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

During the three months ended June 30, 2025 and 2024, we recognized compensation expense associated with phantom share units totaling $1.5 million and $1.6 million, respectively. During the six months ended June 30, 2025 and 2024, we recognized compensation expense associated with phantom share units totaling $3.3 million and $2.9 million, respectively. At June 30, 2025, unrecognized compensation cost related to phantom share units was $9.3 million, as remeasured at June 30, 2025, which is expected to be recognized over a weighted average period of 2.1 years.

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

During the three months ended June 30, 2025 and 2024, we recognized compensation expense associated with performance share awards totaling $0.3 million and $0.3 million, respectively. During the six months ended June 30, 2025 and 2024, we recognized compensation expense associated with performance share awards totaling $0.7 million and $0.6 million, respectively. No performance share awards vested during the three months ended June 30, 2025 and 2024. The total fair value of performance share awards that vested during the six months ended June 30, 2025 and 2024 was $1.7 million and $2.8 million, respectively. At June 30, 2025, unrecognized compensation cost related to performance share awards was $2.2 million, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. On May 14, 2025, we granted 50,215 restricted share and deferred share awards to our non-employee directors, which vest in their entirety in May 2026.

Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended June 30, 2025 and 2024 totaled $0.3 million and $0.3 million, respectively. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the six months ended June 30, 2025 and 2024 totaled $0.5 million and $0.5 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three and six months ended June 30, 2025 and 2024 was $0.9 million and $1.2 million, respectively.

At June 30, 2025, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.9 million, which is expected to be recognized over a weighted average period of 0.9 years.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

14.SEGMENT AND RELATED INFORMATION

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Our Chief Executive Officer is the chief operation decision maker. We have identified two reportable segments, Australia and Canada, which represent our strategic focus on hospitality services and workforce accommodations.

Prior to the fourth quarter of 2024, we presented segment operating income (loss) to include an allocation of corporate overhead expenses. To better align segment operating income (loss) to the profitability measure used by our chief operating decision maker, we have excluded this allocation. Prior periods have been updated to be consistent with the presentation for the three and six months ended June 30, 2025.

Financial information by business segment for each of the three and six months ended June 30, 2025 and 2024 is summarized in the following table (in thousands):

Three Months Ended June 30, 2025	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$112,672	$50,022	$—	$162,694
Cost of sales and services	82,477	39,037	17	121,531
Revenues less cost of sales and services	30,195	10,985	(17)	41,163

Selling, general and administrative expenses (1)	6,716	4,128	9,626	20,470
Depreciation and amortization expense	9,050	8,751	26	17,827
Other operating expense (income) (2)	(144)	21	189	66
Operating income (loss)	14,573	(1,915)	(9,858)	2,800

Reconciliation to income (loss) before income taxes
Other loss (3)				(2,505)
Income before income taxes				$295

Capital expenditures	$3,451	$1,047	$—	$4,498
Total assets	$276,623	$681,264	$(449,048)	$508,839

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Three Months Ended June 30, 2024	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$108,608	$79,527	$578	$188,713
Cost of sales and services	81,037	58,849	948	140,834
Revenues less cost of sales and services	27,571	20,678	(370)	47,879

Selling, general and administrative expenses (1)	5,956	4,467	7,010	17,433
Depreciation and amortization expense	7,695	9,252	112	17,059
Other operating expense (2)	64	105	106	275
Operating income (loss)	13,856	6,854	(7,598)	13,112

Reconciliation to income (loss) before income taxes
Other loss (3)				(1,839)
Income before income taxes				$11,273

Capital expenditures	$3,652	$1,647	$17	$5,316
Total assets	$207,465	$737,275	$(461,506)	$483,234

Six Months Ended June 30, 2025	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$216,318	$90,420	$—	$306,738
Cost of sales and services	159,197	76,682	267	236,146
Revenues less cost of sales and services	57,121	13,738	(267)	70,592

Selling, general and administrative expenses (1)	13,124	8,429	17,102	38,655
Depreciation and amortization expense	16,854	17,171	55	34,080
Other operating expense (income) (2)	(69)	82	560	573
Operating income (loss)	27,212	(11,944)	(17,984)	(2,716)

Recon to income (loss) before income taxes
Other loss(3)				(3,751)
Loss before income taxes				$(6,467)

Capital expenditures	$5,396	$4,373	$—	$9,769
Total assets	$276,623	$681,264	$(449,048)	$508,839

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Six Months Ended June 30, 2024	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$200,345	$146,687	$7,801	$354,833
Cost of sales and services	147,150	116,106	8,023	271,279
Revenues less cost of sales and services	53,195	30,581	(222)	83,554

Selling, general and administrative expenses (1)	11,268	9,336	15,469	36,073
Depreciation and amortization expense	14,932	18,648	249	33,829
Other operating expense (income) (2)	5,851	(5,962)	2,432	2,321
Operating income (loss)	21,144	8,559	(18,372)	11,331

Recon to income (loss) before income taxes
Other loss (3)				(3,703)
Income before income taxes				$7,628

Capital expenditures	$8,170	$2,742	$17	$10,929
Total assets	$207,465	$737,275	$(461,506)	$483,234

(1)Corporate, other and eliminations SG&A expense includes corporate information technology (IT) expenses managed on a worldwide basis that are not allocated to individual segments in Australia and Canada. During the three months ended June 30, 2025 and 2024, we recognized IT expenses at corporate not allocated of $2.0 million and $2.4 million, respectively. During the six months ended June 30, 2025 and 2024, we recognized IT expenses at corporate not allocated of $4.0 million and $4.6 million, respectively.
(2)Other operating expense (income) for each reportable segment primarily includes other operating expenses for the three and six months ended June 30, 2025 and 2024. In addition, for the three and six months ended June 30, 2024, other operating expense (income) includes impairment expense in Canada and the U.S. and gain on sale of McClelland Lake Lodge assets, net, in Canada.
(3)Other income (loss) is primarily related to interest expense, interest income and other income.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including the volatility in the price of and demand for commodities, as well as our expectations about capital expenditures in 2025, beliefs with respect to liquidity needs and expectations with respect to growth strategies and opportunities, share repurchases and dividends and benefits of the Qantac Acquisition. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, refer to “Risk Factors” in this quarterly report and "Risk Factors", “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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
Commodity Prices
There is continued uncertainty around commodity price levels, driven by many factors including global recession fears that may result from inflationary pressures and higher interest rates, an economic slowdown in China and resultant economic stimulus by the Chinese government, the impact of changes to global tariff and trade policies, actions taken by Organization of the Petroleum Exporting Countries Plus (OPEC+) to adjust oil production levels, geopolitical events such as the ongoing Russia/Ukraine and Middle East conflicts, United States (U.S.) oil production levels and regulatory implications on such prices. In particular, these items could cause our Canadian oil sands and pipeline customers to delay expansionary and maintenance spending and defer additional investments in their oil sands assets and in extreme cases reduce production.
Recent Commodity Prices.

Recent met coal, iron ore, West Texas Intermediate (WTI) crude, and Western Canadian Select (WCS) crude pricing trends are as follows:

	Average Price (1)
Quarter ended	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)	WTI Crude (per bbl)	WCS Crude (per bbl)
Third Quarter through July 25, 2025	175.80	94.39	67.08	54.47
6/30/2025	186.10	92.70	63.81	53.15
3/31/2025	185.13	97.25	71.47	58.27
12/31/2024	203.50	96.00	70.42	57.50
9/30/2024	210.74	94.54	75.29	59.97
6/30/2024	242.93	106.01	80.83	67.24
3/31/2024	307.68	118.54	77.01	59.48
12/31/2023	332.24	122.24	78.60	55.31
9/30/2023	260.12	111.04	82.50	66.20
6/30/2023	243.54	106.98	73.54	60.25

(1)Source: Hard coking prices are from IHS Markit, iron ore prices and WCS crude prices are from Bloomberg and WTI crude prices are from U.S. Energy Information Administration.

Met Coal. In Australia, 86% of our Australian owned rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the level of global steel production, which remained subdued with negative growth in the second quarter of 2025. China, Europe and Japan all experienced negative growth during January through June 2025, while India continues to see consistent positive growth. Global tariff changes, recession fears and associated business uncertainty are weighing on current and short-term global steel production.
Global steel production decreased by 2.2% for the six months through June 2025 compared to the same period of 2024. As of July 25, 2025, met coal spot prices were $174.10 per tonne.
Met coal prices have remained between $168 and $198 per tonne during the first half of 2025, since dropping below $200 per tonne in late 2024. Low prices are impacted by lower steel production driven by lower demand and trader reselling of met coal inventories.
In a low met coal price environment, producers are under increasing pressure to re-evaluate their production levels due to reduced operating margins. An improvement in met coal prices is contingent upon increased demand for met coal, which would be driven by improving steel production along with a tightening in supply related to producer maintenance activity and production curtailment from higher cost suppliers. Such improvements in the supply and demand fundamentals for met coal may be impacted by ongoing geopolitical tensions associated with global tariffs and trade agreements.

Iron Ore. Iron ore prices declined to average $92.70 per tonne during the second quarter of 2025. Analysts expect iron ore prices to continue to be subdued for the remainder of 2025, where strong supply is maintained by the major producers against reduced steel demand and production. Further new iron ore supply to the market may be delayed and some supply rationalization is possible with continuing lower prices, as suppliers review current production levels in a low iron ore price environment.
WTI Crude. In an effort to retain and recapture global market share, OPEC+ began reversing previously implemented production cuts at the beginning of the second quarter of 2025, increasing production despite flattening global demand for oil. The combined impact of these factors reduced WTI prices, which are down 9% year-to-date in 2025. OPEC+ has announced further production increases planned for August 2025 which will likely put further downward pressure on oil prices. Forecasts currently have oil prices averaging $65.33 per barrel in the second half of 2025. In light of this macroeconomic backdrop, our Canadian oil sands customers are increasingly looking to reduce costs and headcounts.
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
WCS prices in the second quarter of 2025 averaged $53.15 per barrel compared to an average of $67.24 in the second quarter of 2024. The WCS Differential decreased from $13.49 per barrel at the end of the fourth quarter of 2024 to $11.67 at the end of the second quarter of 2025. Further, the U.S. Administration has implemented and amended several new tariffs over the past several months, including a 10% tariff on energy resources imported to the U. S. from Canada. Implementation of tariffs could have adverse impact on our Canadian customers profit margins, which may in turn reduce their spending on our accommodations and services.
Other
Qantac Acquisition. On May 6, 2025, we completed the Qantac Acquisition located in Queensland, Australia, which included four villages with 1,340 rooms in Australia’s Bowen Basin and the associated accommodation assets, land and customer contracts. See Note 6. Asset Acquisition to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Inflationary Pressures. Since 2023, price increases resulting from pandemic-related inflation and supply chain concerns have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. Lingering inflation from the pandemic has recently been exacerbated by changes to global tariffs and trade policies. We are managing inflation risk with negotiated service scope changes and contractual protections. Although inflation resulting from global tariffs implemented or threatened by the U.S. administration, and the resulting retaliations by its trading partners, did not materially impact our cost structure in the second quarter of 2025, concerns remain that inflationary pressures could return in the second half of 2025.

Labor Shortages. In addition to the macro inflationary impacts on labor costs noted above, we continue to be impacted by increased staff costs as a result of hospitality labor shortages in Australia due to significantly reduced migration in and around Australia affecting labor availability, which has subsequently led to an increased reliance on more expensive temporary labor resources.

LNG. Our Sitka Lodge supports the LNG Canada (LNGC) project and related pipeline projects (specifically, the Coastal GasLink Pipeline, the pipeline constructed to transport natural gas feedstock to LNGC). Construction activity of Phase 1 of the Kitimat LNG Facility has been completed and commercial operations commenced at the end of June 2025. The Coastal GasLink Pipeline was completed in 2024. As such, we expect continued lower occupancy at our Sitka Lodge in the near-term until subsequent phases of the LNGC project are approved and commence, or additional construction activity in the region, drive increased occupancy demand.

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

Foreign Currency Exchange Rates. Exchange rates between the U.S. dollar and each of the Australian dollar and the Canadian dollar influence our U.S. dollar reported financial results. Our business has historically derived the vast majority of its revenues and operating income (loss) in Australia and Canada. These revenues and profits/losses are translated into U.S. dollars for financial reporting purposes under U.S. Generally Accepted Accounting Principles. The following tables summarize the fluctuations in the exchange rates between the U.S. dollar and each of the Australian dollar and the Canadian dollar:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	Percentage	2025	2024	Change	Percentage
Average Australian dollar to U.S. dollar	$0.6410	$0.6590	($0.018)	(2.73)%	$0.6343	$0.6580	($0.024)	(3.60)%
Average Canadian dollar to U.S. dollar	$0.7226	$0.7310	($0.008)	(1.15)%	$0.7098	$0.7360	($0.026)	(3.56)%

	As of
	June 30, 2025	December 31, 2024	Change	Percentage
Australian dollar to U.S. dollar	$0.6559	$0.6196	$0.036	5.86%
Canadian dollar to U.S. dollar	$0.7330	$0.6950	$0.038	5.47%

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

Results of Operations
Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2025, is based on a comparison to the corresponding period of 2024.
Results of Operations – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	Change

	($ in thousands)
Revenues:
Australia	$112,672	$108,608	$4,064
Canada	50,022	79,527	(29,505)
Other	—	578	(578)
Total revenues	162,694	188,713	(26,019)
Costs and expenses:
Cost of sales and services
Australia	82,477	81,037	1,440
Canada	39,037	58,849	(19,812)
Other	17	948	(931)
Total cost of sales and services	121,531	140,834	(19,303)
Selling, general and administrative expenses	20,470	17,433	3,037
Depreciation and amortization expense	17,827	17,059	768
Gain on sale of McClelland Lake Lodge assets, net	—	87	(87)
Other operating expense	66	188	(122)
Total costs and expenses	159,894	175,601	(15,707)
Operating income	2,800	13,112	(10,312)

Interest expense, net	(2,624)	(2,149)	(475)
Other income	119	310	(191)
Income before income taxes	295	11,273	(10,978)
Income tax expense	(3,606)	(3,786)	180
Less: Net income (loss) attributable to noncontrolling interest	(3,311)	7,487	(10,798)
Less: Net income (loss) attributable to noncontrolling interest	3	(740)	743
Net income (loss) attributable to Civeo Corporation	$(3,314)	$8,227	$(11,541)

We reported net loss attributable to Civeo for the quarter ended June 30, 2025 of $3.3 million, or $0.25 per diluted share. Net loss included $3.2 million of shareholder activist related costs and $0.5 million of cost saving initiatives in Canada related to two lodge closures.
We reported net income attributable to Civeo for the quarter ended June 30, 2024 of $8.2 million, or $0.56 per diluted share.
Revenues. Consolidated revenues decreased $26.0 million, or 14%, in the second quarter of 2025 compared to the second quarter of 2024. This decrease was primarily driven by (i) lower billed rooms at our oil sands lodges in Canada as producers in the region remain focused on reducing operating costs, (ii) reduced occupancy at our Sitka Lodge in Canada as the Kitimat LNG facility was completed and commenced operations in the second quarter of 2025 and (iii) a weaker Australian dollar relative to the U.S. dollar in the second quarter of 2025 compared to the second quarter of 2024. These items were partially offset by an increase in Australia related to the Qantac Acquisition in the second quarter of 2025 and new business in our integrated services villages in Western Australia. The assets from the Qantac Acquisition generated $4.9 million of revenues in the second quarter of 2025. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $19.3 million, or 14%, in the second quarter of 2025 compared to the second quarter of 2024. This decrease was primarily driven by (i) lower costs at various lodges in Canada due to reduced occupancy levels, (ii) lower costs related to the reduced mobile asset activity in Canada from pipeline projects for which final costs were incurred in the second quarter of 2024, (iii) reduced indirect costs in Canada as a result of various cost reduction measures and (iv) a weaker Australian dollar relative to the U.S. dollar in the second quarter of 2025 compared to the second quarter of 2024. These items were partially offset by an increase in Australia related to the Qantac Acquisition in the second quarter of 2025 and new business in our integrated services villages in Western Australia and the associated overhead costs. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expenses increased $3.0 million, or 17%, in the second quarter of 2025 compared to the second quarter of 2024. This increase was primarily due to higher professional fees of $3.6 million primarily due to shareholder activist related costs of $3.2 million, partially offset by lower office expenses of $0.4 million, lower share-based compensation expense of $0.3 million and a weaker Australian and Canadian dollar relative to the U.S. dollar in the second quarter of 2025 compared to the second quarter of 2024.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.8 million, or 5%, in the second quarter of 2025 compared to the second quarter of 2024. The increase was primarily due to additional property, plant and equipment acquired through the Qantac Acquisition, partially offset by reduced depreciation expense resulting from impairments recorded in 2024 and a weaker Australian and Canadian dollar relative to the U.S. dollar in the second quarter of 2025 compared to the second quarter of 2024.
Operating Income. Consolidated operating income decreased $10.3 million, or 79%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to lower lodge occupancy in Canada in the second quarter of 2025 compared to the second quarter of 2024 and higher SG&A expense, primarily due to shareholder activist related costs, in the second quarter of 2025. These items were partially offset by higher activity levels in Australia in the second quarter of 2025 compared to the second quarter of 2024.
Interest Expense, net. Net interest expense increased by $0.5 million, or 22%, in the second quarter of 2025 compared to the second quarter of 2024, primarily related to higher average debt levels, partially offset by lower interest rates on credit facility borrowings during 2025 compared to 2024.
Income Tax Expense. Our income tax expense for the three months ended June 30, 2025 totaled $3.6 million, or 1222.4% of pretax income, compared to an income tax expense of $3.8 million, or 33.6% of pretax income, for the three months ended June 30, 2024. Our effective tax rate for the three months ended June 30, 2025 and 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Income. Other comprehensive income increased $9.3 million in the second quarter of 2025 compared to the second quarter of 2024, primarily as a result of foreign currency translation adjustments due to changes in the Australian and Canadian dollar exchange rates compared to the U.S. dollar. The Australian dollar exchange rate compared to the U.S. dollar increased 5% in the second quarter of 2025 compared to a 2% increase in the second quarter of 2024. The Canadian dollar exchange rate compared to the U.S. dollar increased 5% in the second quarter of 2025 compared to a 1% decrease in the second quarter of 2024.

Segment Results of Operations – Australian Segment

	Three Months Ended June 30,
	2025	2024	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$52,682	$48,914	$3,768
Food service and other services revenue (2)	59,990	59,694	296
Total revenues	$112,672	$108,608	$4,064

Cost of sales and services ($ in thousands)
Accommodation cost	$25,890	$23,613	$2,277
Food service and other services cost	53,163	54,527	(1,364)
Indirect other cost	3,424	2,897	527
Total cost of sales and services	$82,477	$81,037	$1,440

Gross margin as a % of revenues	26.8%	25.4%	1.4%

Average daily rate for villages (3)	$76	$78	$(2)

Total billed rooms for villages (4)	690,506	625,353	65,153

Average Australian dollar to U.S. dollar	$0.641	$0.659	$(0.018)

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

Our Australian segment reported revenues in the second quarter of 2025 that were $4.1 million, or 4%, higher than the second quarter of 2024. The weakening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 2.7% in the second quarter of 2025 compared to the second quarter of 2024 resulted in a $3.2 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 6.7% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by the Qantac Acquisition in the second quarter of 2025 and new business in our integrated services villages in Western Australia.

Our Australian segment cost of sales and services increased $1.4 million, or 2%, in the second quarter of 2025 compared to the second quarter of 2024. The weakening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 2.7% in the second quarter of 2025 compared to the second quarter of 2024 resulted in a $2.3 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services in the Australian segment was largely driven by the Qantac Acquisition and new business in our integrated services villages in Western Australia and the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues increased to 26.8% in the second quarter of 2025 from 25.4% in the second quarter of 2024. This was primarily driven by increased relative contribution from our accommodation business resulting from the Qantac Acquisition. Our accommodation business generates higher gross margins than our integrated services business, which has a service-only business model.

Segment Results of Operations – Canadian Segment

	Three Months Ended June 30,
	2025	2024	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$42,590	$72,259	$(29,669)
Mobile facility rental revenue (2)	434	356	78
Food service and other services revenue (3)	6,998	6,912	86
Total revenues	$50,022	$79,527	$(29,505)

Cost of sales and services ($ in thousands)
Accommodation cost	$30,618	$48,197	$(17,579)
Mobile facility rental cost	135	1,401	(1,266)
Food service and other services cost	6,237	6,314	(77)
Indirect other costs	2,047	2,937	(890)
Total cost of sales and services	$39,037	$58,849	$(19,812)

Gross margin as a % of revenues	22.0%	26.0%	(4.0)%

Average daily rate for lodges (4)	$94	$96	$(2)

Total billed rooms for lodges (5)	449,970	752,364	(302,394)

Average Canadian dollar to U.S. dollar	$0.723	$0.731	$(0.008)

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

Our Canadian segment reported revenues in the second quarter of 2025 that were $29.5 million, or 37%, lower than the second quarter of 2024. The decrease in the Canadian segment was driven by lower billed rooms at our oil sands lodges as producers in the region remain focused on reducing operating costs and reduced occupancy at our Sitka Lodge as the Kitimat LNG facility was completed and commenced operations in the second quarter of 2025.

Our Canadian segment cost of sales and services decreased $19.8 million, or 34%, in the second quarter of 2025 compared to the second quarter of 2024. The decrease in cost of sales and services in the Canadian segment was largely driven by (i) lower costs at various lodges due to reduced occupancy levels, (ii) lower demobilization costs related to mobile asset activity from pipeline projects, the final costs for which were incurred in the second quarter of 2024 and (iii) reduced indirect costs as a result of various cost reduction measures.

Our Canadian segment gross margin as a percentage of revenues decreased from 26.0% in the second quarter of 2024 to 22.0% in the second quarter of 2025. This was primarily driven by reduced efficiencies at our lodges with lower occupancy levels.

Results of Operations – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	Change

	($ in thousands)
Revenues:
Australia	$216,318	$200,345	$15,973
Canada	90,420	146,687	(56,267)
Other	—	7,801	(7,801)
Total revenues	306,738	354,833	(48,095)
Costs and expenses:
Cost of sales and services
Australia	159,197	147,150	12,047
Canada	76,682	116,106	(39,424)
Other	267	8,023	(7,756)
Total cost of sales and services	236,146	271,279	(35,133)
Selling, general and administrative expenses	38,655	36,073	2,582
Depreciation and amortization expense	34,080	33,829	251
Impairment expense	—	7,823	(7,823)
Gain on sale of McClelland Lake Lodge assets, net	—	(5,988)	5,988
Other operating expense	573	486	87
Total costs and expenses	309,454	343,502	(34,048)
Operating income (loss)	(2,716)	11,331	(14,047)

Interest expense, net	(4,217)	(4,466)	249
Other income	466	763	(297)
Income (loss) before income taxes	(6,467)	7,628	(14,095)
Income tax expense	(6,694)	(5,337)	(1,357)
Net income (loss)	(13,161)	2,291	(15,452)
Less: Net loss attributable to noncontrolling interest	(5)	(803)	798
Net income (loss) attributable to Civeo Corporation	$(13,156)	$3,094	$(16,250)

We reported net loss attributable to Civeo for the six months ended June 30, 2025 of $13.2 million, or $0.98 per diluted share. Net loss included $3.2 million of shareholder activist related costs and $1.4 million of cost saving initiatives in Canada related to severance and two lodge closures.
We reported net income attributable to Civeo for the six months ended June 30, 2024 of $3.1 million, or $0.21 per diluted share. Net income included (i) $6.0 million of net gains associated with the sale of the McClelland Lake Lodge in Canada and (ii) a $7.8 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.
Revenues. Consolidated revenues decreased $48.1 million, or 14%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily driven by (i) lower billed rooms at our oil sands lodges in Canada as producers in the region remain focused on reducing operating costs, (ii) reduced occupancy at our Sitka Lodge in Canada as the Kitimat LNG facility was completed and commenced operations in the second quarter of 2025, (iii) reduced mobile asset activity in Canada from pipeline projects which were completed in the first six months of 2024 and (iv) a weaker Australia and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. These items were partially offset by an increase in Australia related to the Qantac Acquisition in the second quarter of 2025 and new business in our integrated services villages in Western Australia. See the discussion of segment results of operations below for further information.
Cost of Sales and Services. Our consolidated cost of sales and services decreased $35.1 million, or 13%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This decrease was primarily driven by (i) lower costs at various lodges in Canada due to reduced occupancy levels, (ii) lower costs related to the reduced mobile asset activity in Canada from pipeline projects for which final costs were incurred in the first six months of 2024, (iii) reduced indirect costs in Canada as a result of various cost reduction measures and (iv) a weaker Australia and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. These items were partially offset by an increase in Australia related to the Qantac Acquisition in the second quarter of 2025 and new business in our integrated services villages in Western Australia. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expenses increased $2.6 million, or 7%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily due to higher professional fees of $3.5 million due to shareholder activist related costs of $3.2 million and higher share-based compensation expense of $0.4 million due to lower forfeitures in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. These items were partially offset by lower travel and entertainment costs of $0.7 million, down 43% year-of-year, lower compensation costs of $0.5 million and a weaker Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.3 million, or 1%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to additional property, plant and equipment acquired through the Qantac Acquisition, partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 and reduced depreciation expense resulting from impairments recorded in 2024.
Impairment Expense. We recorded pre-tax impairment expense of $7.8 million in the six months ended June 30, 2024 associated with long-lived assets in Australia and the U.S. See Note 3 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
Gain on Sale of McClelland Lake Lodge Assets, net. We recorded $6.0 million in the six months ended June 30, 2024 related to net gains associated with the sale of the McClelland Lake Lodge.
Operating Income (Loss). Consolidated operating loss increased $14.0 million, or 124%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to lower lodge occupancy in Canada in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, higher SG&A expense during the 2025 period compared to the 2024 period and a net gain on sale of McClelland Lake Lodge assets in the six months ended June 30, 2024. These items were partially offset by higher activity levels in Australia in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 and impairment expenses in the six months ended June 30, 2024.
Interest Expense, net. Net interest expense decreased by $0.2 million, or 6%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily related to lower interest rates on credit facility borrowings, partially offset by higher average debt levels during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Income Tax Expense. Our income tax expense for the six months ended June 30, 2025 totaled $6.7 million, or (103.5)% of pretax loss, compared to an income tax expense of $5.3 million, or 70.0% of pretax income, for the six months ended June 30, 2024. Our effective tax rate for the six months ended June 30, 2025 and 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Income. Other comprehensive income increased $20.6 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily as a result of foreign currency translation adjustments due to changes in the Australian and Canadian dollar exchange rates compared to the U.S. dollar. The Australian dollar exchange rate compared to the U.S. dollar increased 6% in the of six months ended June 30, 2025 compared to a 2% decrease in the six months ended June 30, 2024. The Canadian dollar exchange rate compared to the U.S. dollar increased 5% in the six months ended June 30, 2025 compared to a 3% decrease in the six months ended June 30, 2024.

Segment Results of Operations – Australian Segment

	Six Months Ended June 30,
	2025	2024	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$99,505	$96,021	$3,484
Food service and other services revenue (2)	116,813	104,324	12,489
Total revenues	$216,318	$200,345	$15,973

Cost of sales and services ($ in thousands)
Accommodation cost	$48,961	$46,207	$2,754
Food service and other services cost	103,814	95,431	8,383
Indirect other cost	6,422	5,512	910
Total cost of sales and services	$159,197	$147,150	$12,047

Gross margin as a % of revenues	26.4%	26.6%	(0.2)%

Average daily rate for villages (3)	$76	$77	$(1)

Total billed rooms for villages (4)	1,316,142	1,239,289	76,853

Average Australian dollar to U.S. dollar	$0.634	$0.658	$(0.024)

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

Our Australian segment reported revenues in the six months ended June 30, 2025 that were $16.0 million, or 8%, higher than the six months ended June 30, 2024. The weakening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 3.6% in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 resulted in a $8.0 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 12% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by the Qantac Acquisition in the second quarter of 2025, which generated revenues of $4.9 million in 2025, and new business in our integrated services villages in Western Australia.

Our Australian segment cost of sales and services increased $12.0 million, or 8%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The weakening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 3.6% in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 resulted in a $5.9 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services in the Australian segment was largely driven by the Qantac Acquisition and new business in our integrated services villages in Western Australia and the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues decreased to 26.4% in the six months ended June 30, 2025 from 26.6% in the six months ended June 30, 2024. This was primarily driven by an increased relative revenue contribution from our integrated services business, which has a service-only business model, and generates lower overall gross margins than our accommodation business.

Segment Results of Operations – Canadian Segment

	Six Months Ended June 30,
	2025	2024	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$76,026	$132,046	$(56,020)
Mobile facility rental revenue (2)	653	1,350	(697)
Food service and other services revenue (3)	13,741	13,291	450
Total revenues	$90,420	$146,687	$(56,267)

Cost of sales and services ($ in thousands)
Accommodation cost	$59,483	$93,917	$(34,434)
Mobile facility rental cost	135	4,052	(3,917)
Food service and other services cost	12,710	12,454	256
Indirect other costs	4,354	5,683	(1,329)
Total cost of sales and services	$76,682	$116,106	$(39,424)

Gross margin as a % of revenues	15.2%	20.8%	(5.7)%

Average daily rate for lodges (4)	$94	$97	$(3)

Total billed rooms for lodges (5)	808,667	1,362,396	(553,729)

Average Canadian dollar to U.S. dollar	$0.710	$0.736	$(0.026)

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

Our Canadian segment reported revenues in the six months ended June 30, 2025 that were $56.3 million, or 38%, lower than the six months ended June 30, 2024. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 3.6% in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 resulted in a $3.1 million period-over-period decrease in revenues. On a constant currency basis, the Canadian segment experienced a 36.2% period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the decrease in the Canadian segment was driven by (i) lower billed rooms at our oil sands lodges as producers in the region remain focused on reducing operating costs, (ii) reduced occupancy at our Sitka Lodge as the Kitimat LNG facility was completed and commenced operations in the second quarter of 2025 and (iii) reduced mobile asset activity from pipeline projects which were completed in the first six months of 2024.

Our Canadian segment cost of sales and services decreased $39.4 million, or 34%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 3.6% in the six months ended June 30, 2025 compared to the six months ended June 30, 2024 resulted in a $2.9 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the decrease in cost of sales and services in the Canadian segment was largely driven by (i) lower costs at various lodges due to reduced occupancy levels, (ii) lower costs related to the reduced mobile asset activity from pipeline projects for which final costs were incurred in the first six months of 2024 and (iii) reduced indirect costs as a result of various cost reduction measures.

Our Canadian segment gross margin as a percentage of revenues decreased from 20.8% in the six months ended June 30, 2024 to 15.2% in the six months ended June 30, 2025. This was primarily driven by reduced efficiencies at our lodges with lower occupancy levels.

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

The following table summarizes our consolidated liquidity position as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Lender commitments	$265,000	$245,000
Reduction in availability (1)	(37,291)	(3,635)
Borrowings against revolving credit capacity	(168,672)	(43,299)
Outstanding letters of credit	(870)	(1,100)
Unused availability	58,167	196,966
Cash and cash equivalents	14,638	5,204
Total available liquidity	$72,805	$202,170

(1)As of June 30, 2025 and December 31, 2024, $37.3 million and $3.6 million, respectively, of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement.

Cash totaling $10.8 million was used in operations during the six months ended June 30, 2025, compared to $38.3 million provided by operations during the six months ended June 30, 2024. Net cash used in working capital was $31.3 million during the six months ended June 30, 2025 compared to net cash provided by working capital of $2.4 million during the six months ended June 30, 2024. The year-over-year increase in cash used in working capital in 2025 compared to 2024 is largely due to an increase in cash taxes paid in Australia in 2025 compared to 2024 and the collection of holdbacks in Canada related to the completion of mobile asset pipeline projects during the six months ended June 30, 2024 that did not repeat in 2025, partially offset by a decrease in cash used by accounts payable and accrued liabilities during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Cash was used in investing activities during the six months ended June 30, 2025 in the amount of $74.4 million, compared to cash used in investing activities during the six months ended June 30, 2024 in the amount of $0.1 million. The increase in cash used in investing activities was primarily due to the Qantac Acquisition and lower proceeds from the sale of property, plant and equipment. We received net proceeds from the sale of property, plant and equipment of $0.3 million during the six months ended June 30, 2025 compared to $10.6 million during the six months ended June 30, 2024 related to the sale of our McClelland Lake Lodge accommodation assets in Canada and the sale of our Louisiana land in the U.S. Capital expenditures totaled $9.8 million and $10.9 million during the six months ended June 30, 2025 and 2024, respectively. Capital expenditures in both periods were primarily related to maintenance. In addition, our 2024 capital expenditures included approximately $2.9 million related to customer-funded infrastructure upgrades in Australia.

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

Net cash of $92.2 million was provided by financing activities during the six months ended June 30, 2025 primarily due to net borrowings under our revolving credit facilities of $119.2 million to primarily fund the Qantac Acquisition and share repurchases, partially offset by repurchases of our common shares of $22.5 million, dividend payments of $3.4 million, payments to settle tax obligations on vested shares under our share-based compensation plans of $0.6 million and debt issuance costs of $0.4 million. Net cash of $34.1 million was used in financing activities during the six months ended June 30, 2024 primarily due to net repayments under our revolving credit facilities of $15.8 million, repurchases of our common shares of $9.9 million, dividend payments of $7.4 million and payments to settle tax obligations on vested shares under our share-based compensation plans of $1.1 million.

The following table summarizes the changes in debt outstanding during the six months ended June 30, 2025 (in thousands):

Balance at December 31, 2024	$43,299
Borrowings under revolving credit facilities	232,902
Repayments of borrowings under revolving credit facilities	(113,679)
Translation	6,150
Balance at June 30, 2025	$168,672

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

In September 2024, our Board authorized a common share repurchase program (the Share Repurchase Program) to repurchase up to 5.0% of our total common shares which are issued and outstanding at that date, or 0.7 million common shares, over a twelve month period. In March 2025, our Board authorized an increase to the Share Repurchase Program to repurchase up to 10.0% of our total common shares which are issued and outstanding at that date, and in April 2025, our Board authorized a further increase to repurchase up to 20% of our total common shares which are issued and outstanding at that date, or approximately 2.7 million common shares (the 2025 Share Repurchase Program). The 2025 Share Repurchase Program does not expire. In addition, our Board declared quarterly dividends of $0.25 per common share to shareholders in the first quarter of 2025. These dividends were eligible dividends pursuant to the Income Tax Act (Canada). See Dividends below and Note 12 – Share Repurchase Programs and Dividends to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Credit Agreement
On March 24, 2025, we amended our Syndicated Facility Agreement (as amended to date, the Amended Credit Agreement) to increase the Australian revolving commitments by $20.0 million to an aggregate amount of $55.0 million.
As of June 30, 2025, the Amended Credit Agreement provided for a $265.0 million revolving credit facility scheduled to mature on August 8, 2028, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $200.0 million senior secured revolving credit facility in favor of Civeo and certain of our U.S. subsidiaries, as borrowers; and (C) a $55.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower.
As of June 30, 2025, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.9 million under the Canadian facility. We also had outstanding bank guarantees of A$1.5 million under the Australian facility.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2025, we had $168.7 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $1.7 million annually, based on our floating-rate debt obligations and interest rates in effect as of June 30, 2025.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our reporting currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Australian dollar and Canadian dollar functional currency net assets total approximately A$234 million and C$74 million, respectively, at June 30, 2025. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Australian dollar and Canadian dollar relative to the U.S. dollar as of June 30, 2025 would result in translation adjustments of approximately $23 million and $7 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to information set forth in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations", you should carefully read and consider “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 and "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which contain descriptions of significant factors that may cause our future operating results to differ materially from those currently expected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended June 30, 2025.

	Total Number of Shares Purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
April 1, 2025 - April 30, 2025	88,169	(1)	$22.65	88,169	2,690,651	(2)
May 1, 2025 - May 31, 2025	409,200	(2)	$20.60	409,200	2,281,451
June 1, 2025 - June 30, 2025	385,964	(2)	$22.50	385,964	1,895,487
Total	883,333		$21.64	883,333	1,895,487

(1)In March 2025, our Board authorized the repurchase of up to 10% of our total common shares which were issued and outstanding, or approximately 1.4 million common shares (the Share Repurchase Program). We repurchased an aggregate of 88,169 of our common shares outstanding for approximately $2.0 million under the Share Repurchase Program during the three months ended June 30, 2025.
(2)In April 2025, our Board authorized a further increase to repurchase up to 20% of our total common shares which are issued and outstanding at that date, or approximately 2.7 million common shares (the 2025 Share Repurchase Program). Under the 2025 Share Repurchase Program, we may repurchase shares through a variety of methods, including but not limited to open market repurchases, pursuant to a Rule 10b5‑1 compliant plan, or privately negotiated transactions. The 2025 Share Repurchase Program does not expire. We repurchased an aggregate of 795,164 of our common shares outstanding for approximately $17.1 million under the 2025 Share Repurchase Program during the three months ended June 30, 2025.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)INDEX OF EXHIBITS

Exhibit No.		Description
10.1*†		Form of Phantom Unit Agreement (Australia) under the 2014 Equity Participation Plan of Civeo Corporation used for select officers.

10.2*†		Form of Phantom Unit Agreement (U.S.) under the 2014 Equity Participation Plan of Civeo Corporation used for select officers.

31.1*	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	—	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	—	Inline Taxonomy Extension Definition Linkbase Document

101.LAB*	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contracts and compensatory plans and arrangements.

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

CIVEO CORPORATION

Date: July 29, 2025	By /s/ E. Collin Gerry
E. Collin Gerry
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)