Form 10-Q
period 2025-09-30
Civeo Corp
filed 2025-10-31
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

The Registrant had 11,515,223 common shares outstanding as of October 24, 2025.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue	$170,491	$176,338	$477,229	$531,171
Costs and expenses:
Service and other costs	126,704	138,542	362,850	409,821
Selling, general and administrative expenses	18,107	19,635	56,762	55,708
Depreciation and amortization expense	20,012	17,440	54,092	51,269
Impairment expense	—	—	—	7,823
(Gain) loss on sale of McClelland Lake Lodge assets, net	—	171	—	(5,817)
Other operating (income) expense	(1,298)	506	(725)	992
	163,525	176,294	472,979	519,796
Operating income	6,966	44	4,250	11,375

Interest expense	(3,422)	(1,725)	(7,740)	(6,288)
Interest income	28	50	129	147
Other income	10	204	476	967
Income (loss) before income taxes	3,582	(1,427)	(2,885)	6,201
Income tax expense	(4,038)	(3,862)	(10,732)	(9,199)
Net loss	(456)	(5,289)	(13,617)	(2,998)
Less: Net loss attributable to noncontrolling interest	(1)	(198)	(6)	(1,001)
Net loss attributable to Civeo Corporation	$(455)	$(5,091)	$(13,611)	$(1,997)

Per Share Data (see Note 7)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.04)	$(0.36)	$(1.04)	$(0.14)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.04)	$(0.36)	$(1.04)	$(0.14)

Weighted average number of common shares outstanding:
Basic	12,395	14,293	13,053	14,488
Diluted	12,395	14,293	13,053	14,488

Dividends per common share	$0.00	$0.25	$0.25	$0.75

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss	$(456)	$(5,289)	$(13,617)	$(2,998)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	(764)	7,238	11,264	(1,372)
Total other comprehensive income (loss), net of taxes	(764)	7,238	11,264	(1,372)

Comprehensive income (loss)	(1,220)	1,949	(2,353)	(4,370)
Less: Comprehensive loss attributable to noncontrolling interest	(1)	(172)	(5)	(1,071)
Comprehensive income (loss) attributable to Civeo Corporation	$(1,219)	$2,121	$(2,348)	$(3,299)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,003	$5,204
Accounts receivable, net	105,001	89,038
Inventories	5,807	7,537
Prepaid expenses	14,642	7,464
Other current assets	2,677	1,210
Total current assets	140,130	110,453

Property, plant and equipment, net	251,309	204,897
Goodwill	7,428	7,001
Other intangible assets, net	70,748	66,502
Operating lease right-of-use assets	13,456	9,401
Other noncurrent assets	7,996	6,818
Total assets	$491,067	$405,072

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$43,942	$39,971
Accrued liabilities	33,681	34,933
Income taxes payable	126	10,853
Deferred revenue	2,670	2,501
Other current liabilities	5,106	4,388
Total current liabilities	85,525	92,646

Long-term debt	187,937	43,299
Deferred income taxes	4,337	3,558
Operating lease liabilities	10,087	6,655
Other noncurrent liabilities	20,635	21,916
Total liabilities	308,521	168,074

Shareholders’ Equity:
Common shares (no par value; 46,000,000 shares authorized, 12,083,218 shares and 14,067,721 shares issued, respectively, and 11,645,223 shares and 13,653,647 shares outstanding, respectively)	—	—
Additional paid-in capital	1,634,083	1,631,823
Accumulated deficit	(1,047,425)	(980,720)
Common shares held in treasury at cost, 437,995 and 414,074 shares, respectively	(10,775)	(10,130)
Accumulated other comprehensive loss	(393,337)	(404,600)
Total Civeo Corporation shareholders’ equity	182,546	236,373
Noncontrolling interest	—	625
Total shareholders’ equity	182,546	236,998
Total liabilities and shareholders’ equity	$491,067	$405,072

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2024	$—	$1,630,130	$(933,346)	$(10,130)	$(389,229)	$1,963	$299,388
Net loss	—	—	(5,091)	—	—	(198)	(5,289)
Currency translation adjustment	—	—	—	—	7,212	26	7,238
Dividends paid	—	—	(3,616)	—	—	(6)	(3,622)
Common shares repurchased	—	—	(14,208)	—	—	—	(14,208)
Excise tax on common shares repurchased	—	—	(284)	—	—	—	(284)
Share-based compensation	—	721	—	—	—	—	721
Balance, September 30, 2024	$—	$1,630,851	$(956,545)	$(10,130)	$(382,017)	$1,785	$283,944

Balance, June 30, 2025	$—	$1,633,022	$(1,020,236)	$(10,775)	$(392,573)	$—	$209,438
Net loss	—	—	(455)	—	—	(1)	(456)
Currency translation adjustment	—	—	—	—	(764)	—	(764)
Dividends paid	—	—	—	—	—	1	1
Common shares repurchased	—	—	(26,210)	—	—	—	(26,210)
Excise tax on common shares repurchased	—	—	(524)	—	—	—	(524)
Share-based compensation	—	1,061	—	—	—	—	1,061
Balance, September 30, 2025	$—	$1,634,083	$(1,047,425)	$(10,775)	$(393,337)	$—	$182,546

Balance, December 31, 2023	$—	$1,628,972	$(919,023)	$(9,063)	$(380,715)	$2,867	$323,038
Net loss	—	—	(1,997)	—	—	(1,001)	(2,998)
Currency translation adjustment	—	—	—	—	(1,302)	(70)	(1,372)
Dividends paid	—	—	(10,984)	—	—	(11)	(10,995)
Common shares repurchased	—	—	(24,060)	—	—	—	(24,060)
Excise tax on common shares repurchased	—	—	(481)	—	—	—	(481)
Share-based compensation	—	1,879	—	(1,067)	—	—	812
Balance, September 30, 2024	$—	$1,630,851	$(956,545)	$(10,130)	$(382,017)	$1,785	$283,944

Balance, December 31, 2024	$—	$1,631,823	$(980,720)	$(10,130)	$(404,600)	$625	$236,998
Net loss	—	—	(13,611)	—	—	(6)	(13,617)
Currency translation adjustment	—	—	—	—	11,263	1	11,264
Dividends paid	—	—	(3,437)	—	—	(620)	(4,057)
Common shares repurchased	—	—	(48,684)	—	—	—	(48,684)
Excise tax on common shares repurchased	—	—	(973)	—	—	—	(973)
Share-based compensation	—	2,260	—	(645)	—	—	1,615
Balance, September 30, 2025	$—	$1,634,083	$(1,047,425)	$(10,775)	$(393,337)	$—	$182,546

Common Shares (in thousands)
Balance, December 31, 2024	13,654
Share-based compensation	79
Common shares repurchased	(2,088)
Balance, September 30, 2025	11,645
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,617)	$(2,998)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,092	51,269
Impairment charges	—	7,823
Deferred income tax benefit	(3,349)	(6,487)
Non-cash compensation charge	2,260	1,879
Gains on disposals of assets	(1,343)	(6,134)
Provision for credit losses, net of recoveries	175	15
Other, net	1,214	1,886
Changes in operating assets and liabilities:
Accounts receivable	(11,411)	35,771
Inventories	2,041	(1,690)
Accounts payable and accrued liabilities	(824)	(13,586)
Taxes payable	(13,905)	9,681
Other current and noncurrent assets and liabilities, net	(12,261)	(3,415)
Net cash flows provided by operating activities	3,072	74,014

Cash flows from investing activities:
Capital expenditures	(15,380)	(18,405)
Payments related to acquisitions	(72,002)	—
Proceeds from dispositions of property, plant and equipment	1,433	10,700
Other, net	—	183
Net cash flows used in investing activities	(85,949)	(7,522)

Cash flows from financing activities:
Revolving credit borrowings	303,418	233,613
Revolving credit repayments	(162,621)	(242,859)
Debt issuance costs	(423)	(2,976)
Dividends paid	(3,437)	(10,984)
Repurchases of common shares	(48,684)	(24,060)
Taxes paid on vested shares	(645)	(1,067)
Net cash flows provided by (used in) financing activities	87,608	(48,333)

Effect of exchange rate changes on cash	2,068	(3,572)
Net change in cash and cash equivalents	6,799	14,587
Cash and cash equivalents, beginning of period	5,204	3,323

Cash and cash equivalents, end of period	$12,003	$17,910

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
FINANCIAL STATEMENTS
(Continued)
2.REVENUE

The following table disaggregates our revenue by our two reportable segments (Australia and Canada) into major categories for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Australia
Accommodation revenues	$58,405	$51,370	$157,910	$147,391
Food service and other services revenues	66,055	65,252	182,868	169,576
Total Australia revenues	124,460	116,622	340,778	316,967

Canada
Accommodation revenues	$38,684	$48,747	$114,710	$180,793
Mobile facility rental revenues	393	123	1,046	1,473
Food service and other services revenues	6,954	8,866	20,695	22,157
Total Canada revenues	46,031	57,736	136,451	204,423

Other
Other revenues	$—	$1,980	$—	$9,781
Total other revenues	—	1,980	—	9,781

Total revenues	$170,491	$176,338	$477,229	$531,171

Our payment terms vary by the type and location of our customer and the services offered. The time between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of September 30, 2025, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2025	2026	2027	Thereafter	Total
Revenue expected to be recognized as of September 30, 2025	$58,353	$187,293	$143,995	$278,574	$668,215

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

3.IMPAIRMENT CHARGES
No impairment expense was recorded during the first, second or third quarters of 2025.
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

As of September 30, 2025 and December 31, 2024, we believe the carrying value of our floating-rate debt outstanding under our revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

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

5.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2025 and December 31, 2024 is presented below (in thousands):

	September 30, 2025	December 31, 2024
Accounts receivable, net:
Trade	$85,248	$72,819
Unbilled revenue	16,445	12,883
Other	3,702	3,544
Total accounts receivable	105,395	89,246
Allowance for credit losses	(394)	(208)
Total accounts receivable, net	$105,001	$89,038

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	September 30, 2025	December 31, 2024
Inventories:
Finished goods, including purchased food, housekeeping and retail inventory	$4,194	$6,134
Raw materials	1,613	1,403
Total inventories	$5,807	$7,537

	Estimated Useful Life (in years)			September 30, 2025	December 31, 2024
Property, plant and equipment, net:
Land				$29,039	$24,052
Accommodations assets	3	—	15	1,389,717	1,272,515
Buildings and leasehold improvements	7	—	20	13,550	12,386
Machinery and equipment	4	—	7	14,918	13,624
Office furniture and equipment	3	—	7	66,819	65,830
Vehicles	3	—	5	8,187	8,775
Construction in progress				2,485	6,835
Total property, plant and equipment				1,524,715	1,404,017
Accumulated depreciation				(1,273,406)	(1,199,120)
Total property, plant and equipment, net				$251,309	$204,897

	September 30, 2025	December 31, 2024
Accrued liabilities:
Accrued compensation	$27,114	$29,209
Accrued taxes, other than income taxes	3,797	3,327
Other	2,770	2,397
Total accrued liabilities	$33,681	$34,933

	September 30, 2025	December 31, 2024
Contract assets:
Current contract assets (1)	$1,376	$—
Noncurrent contract assets (1)	2,148	—
Total contract assets	$3,524	$—

Contract liabilities (Deferred revenue):
Current contract liabilities (2)	$2,670	$2,501
Noncurrent contract liabilities (2)	3,506	5,098
Total contract liabilities (Deferred revenue)	$6,176	$7,599

(1)Current contract assets and Noncurrent contract assets are included in "Other current assets" and "Other noncurrent assets," respectively, in our unaudited consolidated balance sheets.
(2)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our unaudited consolidated balance sheets.

Contract assets consists of upfront incentives offered as consideration for entering into multi-year contracts. These incentives are refundable to us if the customer cancels the contract prior to the end of the contracted terms. The contract assets are amortized as a reduction of revenue over the contract term as the related services are provided. The increase in contract

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
assets from December 31, 2024 to September 30, 2025 was due to incentives offered to a customer in Australia during the first quarter of 2025 to enter into a six-year integrated services contract.

Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The decrease in deferred revenue from December 31, 2024 to September 30, 2025 was due to revenue recognized over the contracted terms related to advance payments received from a customer for village enhancements in Australia.

6.ASSET ACQUISITION

On May 6, 2025, we acquired the assets of Qantac Pty Ltd (Qantac), located in Queensland, Australia (the Qantac Acquisition) for total consideration of A$105 million (or approximately US$68 million) in cash. The Qantac Acquisition included four villages, with 1,368 rooms in Australia’s Bowen Basin and the associated accommodation assets, land and customer contracts. As a result of the Qantac Acquisition, we expanded our existing accommodations business into the Blackwater region of the Bowen Basin, which was not previously served by our existing villages. The Qantac Acquisition was funded with cash on hand and borrowings under the Amended Credit Agreement (as defined in Note 8). Qantac’s operations are reported as new village locations in our Australia reportable business segment.

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
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The calculation of basic and diluted earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Basic net loss attributable to Civeo Corporation	$(455)	$(5,091)	$(13,611)	$(1,997)
Diluted net loss attributable to Civeo Corporation	$(455)	$(5,091)	$(13,611)	$(1,997)

Denominator:
Weighted average shares outstanding - basic	12,395	14,293	13,053	14,488
Dilutive shares - share-based awards	—	—	—	—
Weighted average shares outstanding - diluted	12,395	14,293	13,053	14,488

Basic net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.04)	$(0.36)	$(1.04)	$(0.14)

Diluted net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.04)	$(0.36)	$(1.04)	$(0.14)

(1)Computations may reflect rounding adjustments.

Share-based awards that have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive totaled 0.1 million shares and 0.2 million shares, respectively, for the three months ended September 30, 2025 and 2024. Share-based awards that have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive totaled 0.1 million shares and 0.2 million shares, respectively, for the nine months ended September 30, 2025 and 2024.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
8.DEBT

As of September 30, 2025 and December 31, 2024, long-term debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024

U.S. revolving credit facility; weighted average interest rate of 9.1% for the nine month period ended September 30, 2025	$—	$—

Canadian revolving credit facility; weighted average interest rate of 5.9% for the nine month period ended September 30, 2025	138,632	43,299

Australian revolving credit facility; weighted average interest rate of 6.6% for the nine month period ended September 30, 2025	49,305	—
Total debt	$187,937	$43,299

Credit Agreement
On March 24, 2025, we amended our Syndicated Facility Agreement (as amended to date, the Amended Credit Agreement), to increase the Australian revolving commitments by $20.0 million to an aggregate amount of $55.0 million.
As of September 30, 2025, the Amended Credit Agreement provided for a $265.0 million revolving credit facility scheduled to mature on August 8, 2028, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers (the U.S. Facility); (B) a $200.0 million senior secured revolving credit facility in favor of Civeo and certain of our U.S. subsidiaries, as borrowers (the Canadian Facility); and (C) a $55.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower.
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
The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) specified acquisitions; (iv) certain restrictive agreements; (v) transactions with affiliates; and (vi) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and a maximum net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio no greater than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of September 30, 2025.
Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Amended Credit Agreement are guaranteed by our significant subsidiaries. As of September 30, 2025, we had six lenders that were parties to the Amended Credit Agreement, with total revolving commitments ranging from $35.0 million to $60.0 million. As of September 30, 2025, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.9 million under the Canadian facility. We also had outstanding bank guarantees of A$1.5 million under the Australian facility.

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

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of September 30, 2025 and 2024, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended September 30, 2025 totaled $4.0 million, or 112.7% of pretax income, compared to income tax expense of $3.9 million, or (270.6)% of pretax loss, for the three months ended September 30, 2024. Our effective tax rate for the three months ended September 30, 2025 and 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the nine months ended September 30, 2025 totaled $10.7 million, or (372.0)% of pretax loss, compared to income tax expense of $9.2 million, or 148.3% of pretax income, for the nine months ended September 30, 2024. Our effective tax rate for the nine months ended September 30, 2025 and 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

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

11.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $11.3 million from $404.6 million at December 31, 2024 to $393.3 million at September 30, 2025, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the nine months of 2025 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$23 million and A$248 million, respectively, at September 30, 2025.

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

The following table summarizes our common share repurchases for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dollar-value of shares repurchased	$26,210	$14,208	$48,684	$24,060
Shares repurchased	1,051.0	514.8	2,087.5	922.0
Average price paid per share	$24.93	$27.59	$23.30	$26.08

Dividends

Our Board declared the following quarterly dividends for the nine months ended September 30, 2025 and 2024. The dividends are eligible dividends pursuant to the Income Tax Act (Canada). In April 2025, our Board suspended quarterly dividends on our common shares to prioritize returning capital to our shareholders through ongoing share repurchases.

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

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

During the three months ended September 30, 2025 and 2024, we recognized compensation expense associated with phantom share units totaling $1.5 million and $2.1 million, respectively. During the nine months ended September 30, 2025 and 2024, we recognized compensation expense associated with phantom share units totaling $4.8 million and $5.1 million, respectively. At September 30, 2025, unrecognized compensation cost related to phantom share units was $7.9 million, as remeasured at September 30, 2025, which is expected to be recognized over a weighted average period of 1.9 years.

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

During the three months ended September 30, 2025 and 2024, we recognized compensation expense associated with performance share awards totaling $0.8 million and $0.5 million, respectively. During the nine months ended September 30, 2025 and 2024, we recognized compensation expense associated with performance share awards totaling $1.5 million and $1.1 million, respectively. No performance share awards vested during the three months ended September 30, 2025 and 2024. The total fair value of performance share awards that vested during the nine months ended September 30, 2025 and 2024 was $1.7 million and $2.8 million, respectively. At September 30, 2025, unrecognized compensation cost related to performance share awards was $3.3 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Share Awards / Restricted Share Units / Deferred Share Awards. On May 14, 2025, we granted 50,215 restricted share and deferred share awards to our non-employee directors, which vest in their entirety in May 2026.

Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the three months ended September 30, 2025 and 2024 totaled $0.3 million and $0.3 million, respectively. Compensation expense associated with restricted share awards, restricted share units and deferred share awards recognized in the nine months ended September 30, 2025 and 2024 totaled $0.8 million and $0.8 million, respectively. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the three months ended September 30, 2025 and 2024 was zero. The total fair value of restricted share awards, restricted share units and deferred share awards that vested during the nine months ended September 30, 2025 and 2024 was $0.9 million and $1.2 million, respectively.

At September 30, 2025, unrecognized compensation cost related to restricted share awards, restricted share units and deferred share awards was $0.6 million, which is expected to be recognized over a weighted average period of 0.6 years.

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

Prior to the fourth quarter of 2024, we presented segment operating income (loss) to include an allocation of corporate overhead expenses. To better align segment operating income (loss) to the profitability measure used by our chief operating decision maker, we have excluded this allocation. Prior periods have been updated to be consistent with the presentation for the three and nine months ended September 30, 2025.

Financial information by business segment for each of the three and nine months ended September 30, 2025 and 2024 is summarized in the following table (in thousands):

Three Months Ended September 30, 2025	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$124,460	$46,031	$—	$170,491
Cost of sales and services	91,024	35,660	20	126,704
Revenues less cost of sales and services	33,436	10,371	(20)	43,787

Selling, general and administrative expenses (1)	7,205	3,746	7,156	18,107
Depreciation and amortization expense	9,929	10,057	26	20,012
Other operating expense (income) (2)	(363)	(1,072)	137	(1,298)
Operating income (loss)	16,665	(2,360)	(7,339)	6,966

Reconciliation to income (loss) before income taxes
Other loss (3)				(3,384)
Income before income taxes				$3,582

Capital expenditures	$4,786	$825	$—	$5,611
Total assets	$278,736	$198,884	$13,447	$491,067

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Three Months Ended September 30, 2024	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$116,622	$57,736	$1,980	$176,338
Cost of sales and services	87,067	50,052	1,423	138,542
Revenues less cost of sales and services	29,555	7,684	557	37,796

Selling, general and administrative expenses (1)	7,158	4,717	7,760	19,635
Depreciation and amortization expense	8,086	9,264	90	17,440
Other operating expense (income) (2)	(7)	179	505	677
Operating income (loss)	14,318	(6,476)	(7,798)	44

Reconciliation to income (loss) before income taxes
Other loss (3)				(1,471)
Loss before income taxes				$(1,427)

Capital expenditures	$3,889	$3,558	$29	$7,476
Total assets	$218,733	$244,458	$14,445	$477,636

Nine Months Ended September 30, 2025	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$340,778	$136,451	$—	$477,229
Cost of sales and services	250,221	112,342	287	362,850
Revenues less cost of sales and services	90,557	24,109	(287)	114,379

Selling, general and administrative expenses (1)	20,329	12,175	24,258	56,762
Depreciation and amortization expense	26,783	27,228	81	54,092
Other operating expense (income) (2)	(432)	(990)	697	(725)
Operating income (loss)	43,877	(14,304)	(25,323)	4,250

Reconciliation to income (loss) before income taxes
Other loss (3)				(7,135)
Loss before income taxes				$(2,885)

Capital expenditures	$10,182	$5,198	$—	$15,380
Total assets	$278,736	$198,884	$13,447	$491,067

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Nine Months Ended September 30, 2024	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$316,967	$204,423	$9,781	$531,171
Cost of sales and services	234,217	166,158	9,446	409,821
Revenues less cost of sales and services	82,750	38,265	335	121,350

Selling, general and administrative expenses (1)	18,426	14,053	23,229	55,708
Depreciation and amortization expense	23,018	27,912	339	51,269
Other operating expense (income) (2)	5,844	(5,783)	2,937	2,998
Operating income (loss)	35,462	2,083	(26,170)	11,375

Reconciliation to income (loss) before income taxes
Other loss (3)				(5,174)
Income before income taxes				$6,201

Capital expenditures	$12,059	$6,300	$46	$18,405
Total assets	$218,733	$244,458	$14,445	$477,636

(1)Corporate, other and eliminations selling, general and administrative expenses includes corporate information technology (IT) expenses managed on a worldwide basis that are not allocated to individual segments in Australia and Canada. During the three months ended September 30, 2025 and 2024, we recognized IT expenses at corporate not allocated of $1.8 million and $2.3 million, respectively. During the nine months ended September 30, 2025 and 2024, we recognized IT expenses at corporate not allocated of $5.8 million and $6.8 million, respectively.
(2)Other operating expense (income) for each reportable segment primarily includes other operating income and expenses for the three and nine months ended September 30, 2025 and 2024. Canada includes (Gain) loss on sale of McClelland Lake Lodge assets, net for the three and nine months ended September 30, 2024. In addition, other operating expense (income) includes impairment expense in Canada and the U.S. for the nine months ended September 30, 2024.
(3)Other income (loss) is primarily related to interest expense, interest income and other income.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including the volatility in the price of and demand for commodities, as well as our expectations about capital expenditures in 2025, beliefs with respect to liquidity needs and expectations with respect to growth strategies and opportunities, share repurchases and dividends and benefits of the Qantac Acquisition. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, refer to “Risk Factors” in this quarterly report and "Risk Factors," “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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
Recent Commodity Prices.

Recent met coal, iron ore, West Texas Intermediate (WTI) crude, and Western Canadian Select (WCS) crude pricing trends are as follows:

	Average Price (1)
Quarter ended	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)	WTI Crude (per bbl)	WCS Crude (per bbl)
Fourth Quarter through October 24, 2025	189.51	98.54	60.03	48.32
9/30/2025	183.06	96.97	65.06	52.48
6/30/2025	186.10	92.70	63.81	53.15
3/31/2025	185.13	97.25	71.47	58.27
12/31/2024	203.50	96.00	70.42	57.50
9/30/2024	210.74	94.54	75.29	59.97
6/30/2024	242.93	106.01	80.83	67.24
3/31/2024	307.68	118.54	77.01	59.48
12/31/2023	332.24	122.24	78.60	55.31
9/30/2023	260.12	111.04	82.50	66.20
6/30/2023	243.54	106.98	73.54	60.25

(1)Source: Hard coking prices are from IHS Markit, iron ore prices and WCS crude prices are from Bloomberg and WTI crude prices are from U.S. Energy Information Administration.

Met Coal. In Australia, 86% of our Australian owned rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the level of global steel production, which remained subdued with negative growth through the third quarter of 2025. China, Europe and Japan all experienced negative growth during January through August 2025, while India continues to see consistent positive growth over the same period. Global tariff changes, recession fears and associated business uncertainty are weighing on current and short-term global steel production.
Global steel production decreased by 1.6% for the nine months through September 2025 compared to the same period of 2024. As of October 24, 2025, met coal spot prices were $194.20 per tonne.
Met coal prices have remained between $168 and $198 per tonne for the nine months through September 2025, since dropping below $200 per tonne in late 2024. In the third quarter of 2025 met coal prices have consistently averaged between $172 and $190 per tonne. Lower met coal prices are the result of lower steel demand and production, high global met coal inventories and increasing met coal supply.
With the lower met coal price environment persisting into the third quarter of 2025, producers continued to re-evaluate their production levels and costs. In September 2025, several large and mid-tier producers in Queensland, Australia reported making production cuts and workforce reductions in response to pressure on operating margins. An improvement in met coal prices remains contingent on stronger demand, which would be supported by increased steel production, as well as tighter supply resulting from producer maintenance activity and production curtailments by higher cost suppliers. Such improvements in the supply and demand fundamentals for met coal may be impacted by ongoing geopolitical tensions associated with global tariffs and trade agreements, along with recent supply increases in the U.S.
Iron Ore. Iron ore prices increased to average $96.97 per tonne during the third quarter of 2025, which was driven by demand from steel producer restocking activity. Iron ore supply late in the third quarter of 2025 strengthened due to favorable weather conditions in Brazil and is expected to strengthen further with additional supply coming to the market in late 2025 and early 2026. Analysts expect prices to remain stable over the fourth quarter; however, any further upside in prices is likely to be limited given the strong production outlook.

WTI Crude. In an effort to retain and recapture global market share, OPEC+ began reversing previously implemented production cuts at the beginning of the second quarter of 2025 and accelerating into the third quarter of 2025, increasing production despite flattening global demand for oil. The combined impact of these factors reduced WTI prices, which are down approximately 13% year-to-date through the end of the third quarter of 2025. Forecasts currently have oil prices averaging $60.00 per barrel in the fourth quarter of 2025. In light of this macroeconomic backdrop, our Canadian oil sands customers are increasingly looking to reduce costs and headcounts.
WCS Crude. In Canada, WCS crude is the benchmark price for our oil sands customers. Pricing for WCS is driven by several factors, including the underlying price for WTI crude, the availability of transportation infrastructure (consisting of pipelines and crude by railcar), refinery blending requirements and governmental regulation. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and export capacity limitations to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. The WCS Differential has varied depending on the extent of transportation capacity availability.
WCS prices in the third quarter of 2025 averaged $52.48 per barrel compared to an average of $59.97 in the third quarter of 2024. The WCS Differential decreased from $13.49 per barrel at the end of the fourth quarter of 2024 to $11.98 at the end of the third quarter of 2025. Further, the U.S. administration has implemented and amended several new tariffs over the past several months, including a 10% tariff on Canadian energy imports to the U. S. Implementation of tariffs on oil from Canada could have an adverse impact on our Canadian customers profit margins, which may in turn reduce their spending on our accommodations and services.
Other
Qantac Acquisition. On May 6, 2025, we completed the Qantac Acquisition located in Queensland, Australia, which included four villages with 1,368 rooms in Australia’s Bowen Basin and the associated accommodation assets, land and customer contracts. See Note 6. Asset Acquisition to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Inflationary Pressures. Since 2023, price increases resulting from pandemic-related inflation and supply chain concerns have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. Lingering inflation from the pandemic has recently been exacerbated by changes to global tariffs and trade policies. We are managing inflation risk with negotiated service scope changes and contractual protections. Although inflation resulting from global tariffs implemented or threatened by the U.S. administration, and the resulting retaliations by its trading partners, did not materially impact our cost structure in the third quarter of 2025, concerns remain that inflationary pressures could return in the future.

Labor Shortages. In addition to the macro inflationary impacts on labor costs noted above, we continue to be impacted by increased staff costs as a result of hospitality labor shortages in Australia. Australia’s labor market remains historically tight, with unemployment holding around 4% and job mobility (movement of workers between different employers or businesses) at its lowest in 30 years. A persistent overhang of vacancies continues to constrain recruitment, while government stimulus has disproportionately driven job growth in healthcare, aged care, education and public services. Despite easing inflation, regulated labor costs remain high, with the Fair Work Commission decisions pushing wage increases well above Consumer Price Index changes, and statutory increases in superannuation, workers’ compensation and payroll tax are further inflating total labor costs. For hospitality, this combination of scarce labor supply, competition from government-funded sectors and rising employment costs creates sustained pressure on staffing productivity and availability.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	Percentage	2025	2024	Change	Percentage
Average Australian dollar to U.S. dollar	$0.6541	$0.6700	($0.016)	(2.37)%	$0.6409	$0.6621	($0.021)	(3.20)%
Average Canadian dollar to U.S. dollar	$0.7260	$0.7334	($0.007)	(1.01)%	$0.7152	$0.7352	($0.020)	(2.72)%

	As of
	September 30, 2025	December 31, 2024	Change	Percentage
Australian dollar to U.S. dollar	$0.6574	$0.6196	$0.038	6.10%
Canadian dollar to U.S. dollar	$0.7183	$0.6950	$0.023	3.35%

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

Results of Operations
Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2025, is based on a comparison to the corresponding period of 2024.
Results of Operations – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	Change

	($ in thousands)
Revenues:
Australia	$124,460	$116,622	$7,838
Canada	46,031	57,736	(11,705)
Other	—	1,980	(1,980)
Total revenues	170,491	176,338	(5,847)
Costs and expenses:
Cost of sales and services
Australia	91,024	87,067	3,957
Canada	35,660	50,052	(14,392)
Other	20	1,423	(1,403)
Total cost of sales and services	126,704	138,542	(11,838)
Selling, general and administrative expenses	18,107	19,635	(1,528)
Depreciation and amortization expense	20,012	17,440	2,572
Loss on sale of McClelland Lake Lodge assets, net	—	171	(171)
Other operating (income) expense	(1,298)	506	(1,804)
Total costs and expenses	163,525	176,294	(12,769)
Operating income	6,966	44	6,922

Interest expense, net	(3,394)	(1,675)	(1,719)
Other income	10	204	(194)
Income (loss) before income taxes	3,582	(1,427)	5,009
Income tax expense	(4,038)	(3,862)	(176)
Net loss	(456)	(5,289)	4,833
Less: Net loss attributable to noncontrolling interest	(1)	(198)	197
Net loss attributable to Civeo Corporation	$(455)	$(5,091)	$4,636

We reported net loss attributable to Civeo for the quarter ended September 30, 2025 of $0.5 million, or $0.04 per diluted share. Net loss included $0.6 million of shareholder activist related costs and $0.2 million of cost saving initiatives in Canada.
We reported net loss attributable to Civeo for the quarter ended September 30, 2024 of $5.1 million, or $0.36 per diluted share.
Revenues. Consolidated revenues decreased $5.8 million, or 3%, in the third quarter of 2025 compared to the third quarter of 2024. This decrease was primarily driven by (i) lower billed rooms at our oil sands lodges in Canada as producers in the region remain focused on reducing operating costs, (ii) lower food service and other services revenue in Canada as client maintenance work was softer in the third quarter of 2025 and (iii) a weaker Australian dollar relative to the U.S. dollar in the third quarter of 2025 compared to the third quarter of 2024. These items were partially offset by an increase in Australia related to the Qantac Acquisition in the second quarter of 2025 and new business in our integrated services villages in Queensland. The assets from the Qantac Acquisition generated $8.4 million of revenues in the third quarter of 2025. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $11.8 million, or 9%, in the third quarter of 2025 compared to the third quarter of 2024. This decrease was primarily driven by (i) lower costs at various lodges in Canada due to reduced occupancy levels, (ii) reduced costs at various lodges and reduced indirect costs in Canada as a result of various cost reduction measures implemented in Canada in late 2024 and early 2025, (iii) reduced food service and other services costs in Canada as client maintenance work was softer in the third quarter of 2025 and (iv) a weaker Australian dollar relative to the U.S. dollar in the third quarter of 2025 compared to the third quarter of 2024. These items were partially offset by an increase in Australia related to the Qantac Acquisition in the second quarter of 2025 and new business in our integrated services villages in Queensland and the associated overhead costs. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased $1.5 million, or 8%, in the third quarter of 2025 compared to the third quarter of 2024. This decrease was primarily due to lower incentive compensation cost of $0.6 million, lower office expenses of $0.5 million, lower share-based compensation of $0.4 million and a weaker Australian and Canadian dollar relative to the U.S. dollar in the third quarter of 2025 compared to the third quarter of 2024.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.6 million, or 15%, in the third quarter of 2025 compared to the third quarter of 2024. The increase was primarily due to additional property, plant and equipment acquired through the Qantac Acquisition and shortening the lives on certain assets in Canada, partially offset by reduced depreciation expense resulting from impairments recorded in 2024 and a weaker Australian and Canadian dollar relative to the U.S. dollar in the third quarter of 2025 compared to the third quarter of 2024.
Operating Income. Consolidated operating income increased $6.9 million in the third quarter of 2025 compared to the third quarter of 2024, primarily driven by higher activity levels in Australia and gross margin expansion in Canada despite lower lodge occupancy resulting from cost cutting measures previously implemented. These items were partially offset by higher depreciation and amortization expense in the third quarter of 2025 compared to the third quarter of 2024.
Interest Expense, net. Net interest expense increased by $1.7 million, or 103%, in the third quarter of 2025 compared to the third quarter of 2024, primarily related to higher average debt levels, as a result of the Qantac Acquisition and increased share repurchases, partially offset by lower interest rates on credit facility borrowings during 2025 compared to 2024.
Income Tax Expense. Our income tax expense for the three months ended September 30, 2025 totaled $4.0 million, or 112.7% of pretax income, compared to an income tax expense of $3.9 million, or (270.6)% of pretax loss, for the three months ended September 30, 2024. Our effective tax rate for the three months ended September 30, 2025 and 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Income (Loss). Other comprehensive income decreased $8.0 million in the third quarter of 2025 compared to the third quarter of 2024, primarily as a result of foreign currency translation adjustments due to changes in the Australian and Canadian dollar exchange rates compared to the U.S. dollar. The Australian dollar exchange rate compared to the U.S. dollar remained constant in the third quarter of 2025 compared to a 4% increase in the third quarter of 2024. The Canadian dollar exchange rate compared to the U.S. dollar decreased 2% in the third quarter of 2025 compared to a 1% increase in the third quarter of 2024.

Segment Results of Operations – Australian Segment

	Three Months Ended September 30,
	2025	2024	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$58,405	$51,370	$7,035
Food service and other services revenue (2)	66,055	65,252	803
Total revenues	$124,460	$116,622	$7,838

Cost of sales and services ($ in thousands)
Accommodation cost	$27,779	$24,783	$2,996
Food service and other services cost	59,469	58,787	682
Indirect other cost	3,776	3,497	279
Total cost of sales and services	$91,024	$87,067	$3,957

Gross margin as a % of revenues	26.9%	25.3%	1.5%

Average daily rate for owned villages (3)	$77	$79	$(2)

Total billed rooms for owned villages (4)	762,974	647,358	115,616

Average Australian dollar to U.S. dollar	$0.654	$0.670	$(0.016)

(1)Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to food services and other services, including facilities management for the periods presented.
(3)Average daily rate is based on billed rooms and accommodation revenue in the Company's owned villages.
(4)Billed rooms represent total billed days for owned assets for the periods presented.

Our Australian segment reported revenues in the third quarter of 2025 that were $7.8 million, or 7%, higher than the third quarter of 2024. The weakening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 2.4% in the third quarter of 2025 compared to the third quarter of 2024 resulted in a $3.0 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 9.3% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by the Qantac Acquisition in the second quarter of 2025 and new integrated services business in Queensland.

Our Australian segment cost of sales and services increased $4.0 million, or 5%, in the third quarter of 2025 compared to the third quarter of 2024. The weakening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 2.4% in the third quarter of 2025 compared to the third quarter of 2024 resulted in a $2.2 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services in the Australian segment was largely driven by the Qantac Acquisition and new integrated services business in Queensland and the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues increased to 26.9% in the third quarter of 2025 from 25.3% in the third quarter of 2024. This was primarily driven by increased relative contribution from our accommodation business associated with the Qantac Acquisition. Our accommodation business generates higher gross margins than our integrated services business which has a service-only business model.

Segment Results of Operations – Canadian Segment

	Three Months Ended September 30,
	2025	2024	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$38,684	$48,747	$(10,063)
Mobile facility rental revenue (2)	393	123	270
Food service and other services revenue (3)	6,954	8,866	(1,912)
Total revenues	$46,031	$57,736	$(11,705)

Cost of sales and services ($ in thousands)
Accommodation cost	$27,107	$38,762	$(11,655)
Mobile facility rental cost	36	361	(325)
Food service and other services cost	6,547	8,385	(1,838)
Indirect other costs	1,970	2,544	(574)
Total cost of sales and services	$35,660	$50,052	$(14,392)

Gross margin as a % of revenues	22.5%	13.3%	9.2%

Average daily rate for owned lodges (4)	$100	$100	$—

Total billed rooms for owned lodges (5)	382,660	483,767	(101,107)

Average Canadian dollar to U.S. dollar	$0.726	$0.733	$(0.007)

(1)Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to mobile assets for the periods presented.
(3)Includes revenues related to food services, laundry and water and wastewater treatment services for the periods presented.
(4)Average daily rate is based on billed rooms and accommodation revenue in the Company's owned lodges.
(5)Billed rooms represents total billed days for owned assets for the periods presented.

Our Canadian segment reported revenues in the third quarter of 2025 that were $11.7 million, or 20%, lower than the third quarter of 2024. The decrease in the Canadian segment was driven by lower billed rooms at our oil sands lodges, down 20% year-over-year, as producers in the region remain focused on reducing operating costs and lower food service and other services revenue as client maintenance work in the third quarter of 2024 did not recur to the same extent in 2025.

Our Canadian segment cost of sales and services decreased $14.4 million, or 29%, in the third quarter of 2025 compared to the third quarter of 2024. The decrease in cost of sales and services in the Canadian segment was largely driven by (i) lower costs at various lodges due to reduced occupancy levels, (ii) reduced costs at various lodges and reduced indirect costs as a result of various cost reduction measures implemented in late 2024 and early 2025 and (iii) reduced food service and other services costs as client maintenance work in the third quarter of 2024 did not recur to the same extent in 2025.

Our Canadian segment gross margin as a percentage of revenues increased from 13.3% in the third quarter of 2024 to 22.5% in the third quarter of 2025. This was primarily driven by higher margins at our lodges as a result of various cost reduction measures implemented in late 2024 and early 2025.

Results of Operations – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	Change

	($ in thousands)
Revenues:
Australia	$340,778	$316,967	$23,811
Canada	136,451	204,423	(67,972)
Other	—	9,781	(9,781)
Total revenues	477,229	531,171	(53,942)
Costs and expenses:
Cost of sales and services
Australia	250,221	234,217	16,004
Canada	112,342	166,158	(53,816)
Other	287	9,446	(9,159)
Total cost of sales and services	362,850	409,821	(46,971)
Selling, general and administrative expenses	56,762	55,708	1,054
Depreciation and amortization expense	54,092	51,269	2,823
Impairment expense	—	7,823	(7,823)
Gain on sale of McClelland Lake Lodge assets, net	—	(5,817)	5,817
Other operating (income) expense	(725)	992	(1,717)
Total costs and expenses	472,979	519,796	(46,817)
Operating income	4,250	11,375	(7,125)

Interest expense, net	(7,611)	(6,141)	(1,470)
Other income	476	967	(491)
Income (loss) before income taxes	(2,885)	6,201	(9,086)
Income tax expense	(10,732)	(9,199)	(1,533)
Net loss	(13,617)	(2,998)	(10,619)
Less: Net loss attributable to noncontrolling interest	(6)	(1,001)	995
Net loss attributable to Civeo Corporation	$(13,611)	$(1,997)	$(11,614)

We reported net loss attributable to Civeo for the nine months ended September 30, 2025 of $13.6 million, or $1.04 per diluted share. Net loss included $3.8 million of shareholder activist related costs and $1.7 million of cost saving initiatives in Canada related to severance, two lodge closures and other real estate rationalization efforts.
We reported net loss attributable to Civeo for the nine months ended September 30, 2024 of $2.0 million, or $0.14 per diluted share. As further discussed below, net loss included $5.8 million of net gains associated with the sale of the McClelland Lake Lodge in Canada and a $7.8 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.
Revenues. Consolidated revenues decreased $53.9 million, or 10%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily driven by (i) lower billed rooms at our oil sands lodges in Canada as producers in the region remain focused on reducing operating costs, (ii) reduced occupancy at our Sitka Lodge in Canada as the Kitimat LNG facility was completed and commenced operations in the second quarter of 2025, (iii) reduced food service and other services revenue in Canada as client maintenance work was softer in the third quarter of 2025 and (iv) a weaker Australia and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. These items were partially offset by an increase in Australia related to the Qantac Acquisition in the second quarter of 2025 and new business in our integrated services villages in Western Australia and Queensland. The assets from the Qantac Acquisition generated $13.3 million of revenues in the nine months ended September 30, 2025. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $47.0 million, or 11%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This decrease was primarily driven by (i) lower costs at various lodges in Canada due to reduced occupancy levels, (ii) reduced costs at various lodges and reduced indirect costs as a result of various cost reduction measures in Canada implemented in late 2024 and early 2025, (iii) lower costs related to the reduced mobile asset activity in Canada from pipeline projects for which final costs were incurred in the first six months of 2024, (iv) reduced food service and other services costs in Canada as client maintenance work was softer in the third quarter of 2025 and (v) a weaker Australia and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. These items were partially offset by an increase in Australia related to the Qantac Acquisition in the second quarter of 2025 and new business in our integrated services villages in Western Australia and Queensland and associated overhead costs. See the discussion of segment results of operations below for further information.
Selling, General and Administrative Expenses. SG&A expenses increased $1.1 million, or 2%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily due to higher professional fees of $3.4 million due to shareholder activist related costs of $3.8 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, partially offset by lower travel and entertainment costs of $1.0 million, down 42% year-of-year, lower incentive compensation cost of $0.9 million and a weaker Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.8 million, or 6%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to additional property, plant and equipment acquired through the Qantac Acquisition and shortening the lives on certain assets in Canada, partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 and reduced depreciation expense resulting from impairments recorded in 2024.
Impairment Expense. We recorded pre-tax impairment expense of $7.8 million in the nine months ended September 30, 2024 associated with long-lived assets in Australia and the U.S. See Note 3 - Impairment Charges to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.
Gain on Sale of McClelland Lake Lodge Assets, net. We recorded $5.8 million in the nine months ended September 30, 2024 related to net gains associated with the sale of the McClelland Lake Lodge.
Operating Income. Consolidated operating income decreased $7.1 million, or 63%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower lodge occupancy in Canada, higher depreciation and amortization expense and higher SG&A expense during the 2025 period compared to the 2024 period. In addition, the nine months ended September 30, 2024 included a net gain on sale of McClelland Lake Lodge assets. These items were partially offset by higher activity levels in Australia in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 and impairment expenses recorded in the nine months ended September 30, 2024.
Interest Expense, net. Net interest expense increased by $1.5 million, or 24%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily related to higher average debt levels, partially offset by lower interest rates on credit facility borrowings during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Income Tax Expense. Our income tax expense for the nine months ended September 30, 2025 totaled $10.7 million, or (372.0)% of pretax loss, compared to an income tax expense of $9.2 million, or 148.3% of pretax income, for the nine months ended September 30, 2024. Our effective tax rate for the nine months ended September 30, 2025 and 2024 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Income (Loss). Other comprehensive income increased $12.6 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily as a result of foreign currency translation adjustments due to changes in the Australian and Canadian dollar exchange rates compared to the U.S. dollar. The Australian dollar exchange rate compared to the U.S. dollar increased 6% in the of nine months ended September 30, 2025 compared to a 2% increase in the nine months ended September 30, 2024. The Canadian dollar exchange rate compared to the U.S. dollar increased 3% in the nine months ended September 30, 2025 compared to a 2% decrease in the nine months ended September 30, 2024.

Segment Results of Operations – Australian Segment

	Nine Months Ended September 30,
	2025	2024	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$157,910	$147,391	$10,519
Food service and other services revenue (2)	182,868	169,576	13,292
Total revenues	$340,778	$316,967	$23,811

Cost of sales and services ($ in thousands)
Accommodation cost	$76,740	$70,990	$5,750
Food service and other services cost	163,283	154,218	9,065
Indirect other cost	10,198	9,009	1,189
Total cost of sales and services	$250,221	$234,217	$16,004

Gross margin as a % of revenues	26.6%	26.1%	0.5%

Average daily rate for owned villages (3)	$76	$78	$(2)

Total billed rooms for owned villages (4)	2,079,116	1,886,647	192,469

Average Australian dollar to U.S. dollar	$0.641	$0.662	$(0.021)

(1)Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to food services and other services, including facilities management for the periods presented.
(3)Average daily rate is based on billed rooms and accommodation revenue in the Company's owned villages.
(4)Billed rooms represent total billed days for owned assets for the periods presented.

Our Australian segment reported revenues in the nine months ended September 30, 2025 that were $23.8 million, or 8%, higher than the nine months ended September 30, 2024. The weakening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 3.2% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 resulted in a $11.1 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 11% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by the Qantac Acquisition in the second quarter of 2025 and new business in our integrated services villages in Western Australia and Queensland.

Our Australian segment cost of sales and services increased $16.0 million, or 7%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The weakening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 3.2% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 resulted in a $8.1 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services in the Australian segment was largely driven by the Qantac Acquisition and new business in our integrated services villages in Western Australia and Queensland and the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues slightly increased to 26.6% in the nine months ended September 30, 2025 from 26.1% in the nine months ended September 30, 2024. This was primarily driven by improved profitability across our integrated services villages in the nine months ended September 30, 2025.

Segment Results of Operations – Canadian Segment

	Nine Months Ended September 30,
	2025	2024	Change
Revenues ($ in thousands)
Accommodation revenue (1)	$114,710	$180,793	$(66,083)
Mobile facility rental revenue (2)	1,046	1,473	(427)
Food service and other services revenue (3)	20,695	22,157	(1,462)
Total revenues	$136,451	$204,423	$(67,972)

Cost of sales and services ($ in thousands)
Accommodation cost	$86,590	$132,679	$(46,089)
Mobile facility rental cost	171	4,413	(4,242)
Food service and other services cost	19,257	20,839	(1,582)
Indirect other costs	6,324	8,227	(1,903)
Total cost of sales and services	$112,342	$166,158	$(53,816)

Gross margin as a % of revenues	17.7%	18.7%	(1.0)%

Average daily rate for owned lodges (4)	$96	$97	$(1)

Total billed rooms for owned lodges (5)	1,191,327	1,846,163	(654,836)

Average Canadian dollar to U.S. dollar	$0.715	$0.735	$(0.020)

(1)Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to mobile assets for the periods presented.
(3)Includes revenues related to food services, laundry and water and wastewater treatment services for the periods presented.
(4)Average daily rate is based on billed rooms and accommodation revenue in the Company's owned lodges.
(5)Billed rooms represents total billed days for owned assets for the periods presented.

Our Canadian segment reported revenues in the nine months ended September 30, 2025 that were $68.0 million, or 33%, lower than the nine months ended September 30, 2024. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 2.7% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 resulted in a $3.6 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the decrease in the Canadian segment was driven by (i) lower billed rooms at our oil sands lodges as producers in the region remain focused on reducing operating costs, (ii) reduced occupancy at our Sitka Lodge as the Kitimat LNG facility was completed and commenced operations in the second quarter of 2025 and (iii) reduced food service and other services revenue as client maintenance work in the third quarter of 2024 did not recur to the same extent in 2025.

Our Canadian segment cost of sales and services decreased $53.8 million, or 32%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 2.7% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 resulted in a $3.2 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the decrease in cost of sales and services in the Canadian segment was largely driven by (i) lower costs at various lodges due to reduced occupancy levels, (ii) reduced costs at various lodges and reduced indirect costs as a result of various cost reduction measures implemented in late 2024 and early 2025, (iii) lower costs related to the reduced mobile asset activity from pipeline projects for which final costs were incurred in the first six months of 2024 and (iv) reduced food service and other services costs as client maintenance work in the third quarter of 2024 did not recur to the same extent in 2025.

Our Canadian segment gross margin as a percentage of revenues decreased from 18.7% in the nine months ended September 30, 2024 to 17.7% in the nine months ended September 30, 2025. This was primarily driven by reduced efficiencies at our lodges with lower occupancy levels, partially offset by various cost reduction measures impacting lodges and indirect costs.

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

The following table summarizes our consolidated liquidity position as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Lender commitments	$265,000	$245,000
Reduction in availability (1)	(18,037)	(3,635)
Borrowings against revolving credit capacity	(187,937)	(43,299)
Outstanding letters of credit	(852)	(1,100)
Unused availability	58,174	196,966
Cash and cash equivalents	12,003	5,204
Total available liquidity	$70,177	$202,170

(1)As of September 30, 2025 and December 31, 2024, $18.0 million and $3.6 million, respectively, of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement.

Cash totaling $3.1 million was provided by operations during the nine months ended September 30, 2025, compared to $74.0 million provided by operations during the nine months ended September 30, 2024. Net cash used in working capital was $36.4 million during the nine months ended September 30, 2025 compared to net cash provided by working capital of $26.8 million during the nine months ended September 30, 2024. The year-over-year increase in cash used in working capital in 2025 compared to 2024 is largely due to higher cash taxes paid in Australia in 2025 compared to 2024 and the collection of receivables in Canada related to the completion of mobile asset pipeline projects during the nine months ended September 30, 2024 that did not recur in 2025. These items were partially offset by a decrease in cash used for accounts payable and accrued liabilities during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Cash was used in investing activities during the nine months ended September 30, 2025 in the amount of $85.9 million, compared to cash used in investing activities during the nine months ended September 30, 2024 in the amount of $7.5 million. The increase in cash used in investing activities was primarily due to the Qantac Acquisition and lower proceeds from the sale of property, plant and equipment, partially offset by lower capital expenditures. We received net proceeds from the sale of property, plant and equipment of $1.4 million during the nine months ended September 30, 2025 related to accommodation assets in Canada compared to $10.7 million during the nine months ended September 30, 2024 related to the sale of our McClelland Lake Lodge accommodation assets in Canada and the sale of our Louisiana land in the U.S. Capital expenditures totaled $15.4 million and $18.4 million during the nine months ended September 30, 2025 and 2024, respectively. Capital expenditures in both periods were primarily related to maintenance. In addition, our 2024 capital expenditures included approximately $2.9 million related to customer-funded infrastructure upgrades in Australia.

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

Net cash of $87.6 million was provided by financing activities during the nine months ended September 30, 2025 primarily due to net borrowings under our revolving credit facilities of $140.8 million to primarily fund the Qantac Acquisition and share repurchases, partially offset by repurchases of our common shares of $48.7 million, dividend payments of $3.4 million, payments to settle tax obligations on vested shares under our share-based compensation plans of $0.6 million and debt issuance costs of $0.4 million. Net cash of $48.3 million was used in financing activities during the nine months ended September 30, 2024 primarily for repurchases of our common shares of $24.1 million, dividend payments of $11.0 million, net repayments under our revolving credit facilities of $9.2 million, debt issuance costs of $3.0 million and payments to settle tax obligations on vested shares under our share-based compensation plans of $1.1 million.

The following table summarizes the changes in debt outstanding during the nine months ended September 30, 2025 (in thousands):

Balance at December 31, 2024	$43,299
Borrowings under revolving credit facilities	303,418
Repayments of borrowings under revolving credit facilities	(162,621)
Translation	3,841
Balance at September 30, 2025	$187,937

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
As of September 30, 2025, the Amended Credit Agreement provided for a $265.0 million revolving credit facility scheduled to mature on August 8, 2028, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $200.0 million senior secured revolving credit facility in favor of Civeo and certain of our U.S. subsidiaries, as borrowers; and (C) a $55.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower.
As of September 30, 2025, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.9 million under the Canadian facility. We also had outstanding bank guarantees of A$1.5 million under the Australian facility.

See Note 8 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Dividends

In April 2025, our Board suspended quarterly dividends on our common shares to prioritize returning capital to our shareholders through ongoing share repurchases. The declaration and amount of any potential future dividends will be at the discretion of our Board and will depend upon many factors, including our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements of our business, covenants associated with certain debt obligations, legal requirements, regulatory constraints, industry practice and other factors the Board deems relevant. In addition, our ability to pay cash dividends on common shares is limited by covenants in the Amended Credit Agreement. Future agreements may also limit our ability to pay dividends, and we may incur incremental taxes if we are required to repatriate foreign earnings to pay such dividends. If any dividends are declared in the future, the amount per share of our dividend payments may be changed, or dividends may again be suspended, without advance notice. The likelihood that dividends will be reduced or suspended is increased during periods of market weakness. There can be no assurance that we will pay any dividends in the future.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2025, we had $187.9 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $1.9 million annually, based on our floating-rate debt obligations and interest rates in effect as of September 30, 2025.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our reporting currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Australian dollar and Canadian dollar functional currency net assets total approximately A$248 million and C$23 million, respectively, at September 30, 2025. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Australian dollar and Canadian dollar relative to the U.S. dollar as of September 30, 2025 would result in translation adjustments of approximately $25 million and $2 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended September 30, 2025.

	Total Number of Shares Purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
July 1, 2025 - July 31, 2025	174,595	(1)	$23.97	174,595	1,720,892
August 1, 2025 - August 31, 2025	107,750	(1)	$23.24	107,750	1,613,142
September 1, 2025 - September 30, 2025	768,696	(1)	$25.38	768,696	844,446
Total	1,051,041		$24.93	1,051,041	844,446

(1)In April 2025, our Board authorized the repurchase of up to 20% of our total common shares which are issued and outstanding at that date, or approximately 2.7 million common shares (the 2025 Share Repurchase Program). Under the 2025 Share Repurchase Program, we may repurchase shares through a variety of methods, including but not limited to open market repurchases, pursuant to a Rule 10b5‑1 compliant plan, or privately negotiated transactions. The 2025 Share Repurchase Program does not expire. We repurchased an aggregate of 1,051,041 of our common shares outstanding for approximately $26.2 million under the 2025 Share Repurchase Program during the three months ended September 30, 2025.

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

CIVEO CORPORATION

Date: October 31, 2025	By /s/ E. Collin Gerry
E. Collin Gerry
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)