Form 10-K
period 2025-12-31
Civeo Corp
filed 2026-03-03
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of common shares held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was $276,806,089.

The Registrant had 10,950,296 common shares outstanding as of February 26, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2026 Annual General Meeting of Shareholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In addition, in certain places in this annual report, we refer to reports published by third parties that purport to describe trends or developments in the energy industry. We do so for the convenience of our shareholders and in an effort to provide information available in the market that will assist our investors in having a better understanding of the market environment in which we operate. However, we specifically disclaim any responsibility for the accuracy and completeness of such information and undertake no obligation to update such information.

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

In any forward-looking statement where we, or our management, express an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Taking this into account, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, us:

•the level of supply and demand for metallurgical (met) coal, oil, iron ore, natural gas and other minerals;

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

•fluctuations or sharp declines in the current and future prices of coal, oil, iron ore, natural gas and other minerals;

•failure by our customers to reach positive final investment decisions on, or otherwise not complete, projects with respect to which we have been awarded contracts to provide related hospitality services, which may cause those customers to terminate or postpone the contracts;

•the ability to successfully integrate the acquisition of four villages in Australia’s Bowen Basin into our existing operations;

•fluctuations in currency exchange rates;

•general global economic conditions, such as the pace of global economic growth, a general slowdown in the global economy, tariffs and international trade policy, supply chain disruptions, labor shortages, inflationary pressures and geopolitical events such as the ongoing conflicts in Russia/Ukraine, Venezuela and the Middle East;

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

•our capital structure and our ability to return cash to shareholders through common share repurchases or dividends;

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

We primarily operate in some of the world’s most active met coal, oil, iron ore and liquefied natural gas (LNG) producing regions, where, in many cases, traditional hospitality accommodations and related infrastructure services often are not accessible, sufficient or cost effective. Our customers include mining companies, major and independent oil companies, construction and engineering companies and oilfield and mining service companies. Our extensive suite of services enables us to meet the unique needs of each of our customers, while providing comfortable accommodations for their employees. Our customers can outsource their hospitality accommodations needs to a single supplier, maintaining employee welfare and satisfaction while focusing their investment on their core resource production efforts.

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

Our hospitality services span the lifecycle of customer projects, from the initial exploration, resource delineation and construction to long-term production. Initially, as customers assess the resource potential and determine how they will develop it, they typically need our hospitality services for a limited number of employees for an uncertain duration of time. Our fleet of mobile assets in Canada is well-suited to support this initial exploratory stage as customers evaluate their development and construction plans. As development of the resource begins, we can serve their needs through either: (i) our integrated services model in customer-owned facilities, (ii) our scalable lodge or village model or (iii) our fleet of mobile assets, particularly for shorter term projects such as pipeline construction and seasonal drilling programs. As projects grow and headcount needs increase, we are able to meet our customers growing needs at our accommodation facilities or with our hospitality services. By providing infrastructure support and hospitality services early in the project lifecycle, we are well positioned to continue to service our customers throughout the production phase, which typically lasts decades.

We own and operate 26 lodges and villages with approximately 26,500 rooms. We also operate approximately 19,500 rooms across 24 locations where the accommodations assets are owned by our customers. Additionally, in Canada, we also offer a fleet of mobile assets which serve shorter term projects, such as pipeline construction. We have long-standing relationships with many of our customers, many of whom are, or are affiliates of, large, investment-grade energy and mining companies.

For the years ended December 31, 2025, 2024 and 2023, we generated $638.8 million, $682.1 million and $700.8 million in revenues and $4.1 million, $1.3 million and $39.5 million in operating income, respectively. The majority of our operations, assets and income are derived from the hospitality services provided at villages and lodges we or our customers own that have historically been contracted by our customers under multi-year, take-or-pay, exclusivity or integrated services contracts. For the year ended December 31, 2025, the hospitality services we provide at our owned facilities generated 57% of our revenue, while our integrated services offerings at customer owned facilities generated 43% of our revenue. Important performance metrics include revenue related to our major properties, average daily rates and aggregate billed rooms. The following summarizes these key statistics for the periods presented in this annual report.

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except for room counts and average daily rate)
Accommodation and Associated Services Revenue (1)
Australia	$211,761	$196,684	$177,834
Canada	150,651	214,774	266,926
Other	—	10,079	11,205
Total Accommodation and Associated Services Revenue	$362,412	$421,537	$455,965

Mobile Facility Rental and Associated Services Revenue (2)
Canada	$1,587	$1,523	$61,899
Total Mobile Facility Rental and Associated Sevices Revenue	$1,587	$1,523	$61,899

Integrated Services and Other Services Revenue (3)
Australia	$248,534	$230,272	$158,929
Canada	26,316	28,790	23,970
Other	—	—	42
Total Integrated Services and Other Services Revenue	$274,850	$259,062	$182,941

Total Revenue	$638,849	$682,122	$700,805

Average Daily Rates for Owned Villages and Lodges (4)
Australia	$76	$78	$75
Canada	$97	$97	$97

Total Billed Rooms for Owned Villages and Lodges (5)
Australia	2,783,893	2,524,108	2,371,763
Canada	1,550,435	2,205,700	2,710,784

Average Exchange Rate
Australian dollar to U. S. dollar	$0.64	$0.66	$0.66
Canadian dollar to U. S. dollar	$0.72	$0.73	$0.73

(1)Includes revenues related to village and lodge rooms and hospitality services for Civeo owned rooms for the periods presented.
(2)Includes revenues related to mobile assets for the periods presented.
(3)Includes revenues related to food service, laundry and water and wastewater treatment services and facilities management for the periods presented.
(4)Average daily rate is based on billed rooms and accommodation and other services revenue for Civeo owned rooms during the periods presented.
(5)Billed rooms represents total billed days for Civeo owned village and lodge assets for the periods presented.

Our History

Our history is one of identifying customer and market needs and developing economic solutions. Our historical experience in Canada began in small, mobile assets and evolved into owning and managing large scale remote accommodations. In Australia, our operations originated with a similar build-own-operate model as we operate in our Canadian lodges. Since then and with the addition of an acquisition, we have evolved our service delivery to include operating customer-owned locations with the same hospitality services that we provide at our owned villages.

Our Canadian operations, founded in 1977, began by providing modular rental housing to energy customers, primarily supporting drilling rig crews in the Western Canadian Sedimentary Basin. Over the next decade, we acquired a food service operation, enabling us to provide a more comprehensive accommodation solution. Through our experience with Syncrude’s Mildred Lake Village, a 2,100 bed facility that we built, operated and managed for them for nearly 20 years, we recognized the need for a premium, and more permanent, solution for workforce accommodations and hospitality services in the Canadian oil sands region. Pursuing this strategy, we opened PTI Lodge in 1998, one of the first independent lodging facilities in the region.

In 2018, we acquired Noralta Lodge Ltd., which provided remote hospitality services in Alberta, Canada through eleven lodges comprising over 5,700 owned rooms and 7,900 total rooms. Over time, we have developed into Canada’s largest third-party provider of accommodations and hospitality services in the Canadian oil sands region.

During 2015, we entered the Canadian LNG market with the construction of our Sitka Lodge. Our Sitka Lodge supports the LNG Canada (LNGC) project and related pipeline projects (specifically, the Coastal GasLink Pipeline, the pipeline constructed to transport natural gas feedstock to LNGC). Construction activity of Phase 1 of the Kitimat LNG Facility has been completed and commercial operations commenced in June 2025. The Coastal GasLink Pipeline was completed in 2024. As such, we expect continued lower occupancy at our Sitka Lodge in the near-term until subsequent phases of the LNGC project are approved and commence, or additional construction activity in the region drive increased occupancy demand.

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

In May 2025, we acquired Qantac Pty Ltd (Qantac), located in Queensland, Australia (the Qantac Acquisition). The Qantac Acquisition included four villages, with 1,368 rooms in Australia’s Bowen Basin and the associated accommodation assets, land and customer contracts. This acquisition expanded our existing accommodations business into the Blackwater region of the Bowen Basin, which was not previously served by our existing villages.

Our Customers

We provide our hospitality services to customers in the natural resources industry. Our scalable facilities provide long-term and temporary workforce accommodations where, in many cases, traditional hospitality accommodations and related infrastructure services often are not accessible, sufficient or cost effective.

Through our wide range of hospitality services, we are able to identify, solve and implement solutions and services that enhance the guest experience, improve workforce productivity and reduce the customer’s total cost of housing a workforce in a remote operating location. In addition to catering and food service, lodging, housekeeping and maintenance at accommodation facilities that we or our customers own, our hospitality services have evolved to include fitness centers, water and wastewater treatment, laundry service and many other enhancements.

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

We believe that our existing industry divides accommodations into two primary types: (i) villages and lodges and (ii) mobile assets. Civeo is principally focused on hospitality services at villages and lodges that are either owned by Civeo or customer-owned. Villages and lodges typically contain a larger number of rooms and require more time and capital to develop. These facilities typically have dining areas, meeting rooms, recreational facilities, pubs and taverns and landscaped grounds where weather permits. Villages and lodges are generally supported by multi-year, take-or-pay or exclusivity contracts. These facilities are designed to serve the long-term needs of customers in developing and producing their natural resource developments. Mobile assets are designed to follow customers’ activities and can be deployed rapidly to scale. They are often used to support pipeline and infrastructure construction as well as conventional and in-situ drilling crews and are contracted on a project-by-project or short-term basis. Oftentimes, customers will initially require mobile assets as they evaluate or initially develop a field or mine. Mobile asset projects can be dedicated and committed to a single customer or project or can serve multiple customers.

Our largest customers in 2025 were Fortescue Metals Group Ltd. and Suncor Energy Inc., who each accounted for more than 10% of our 2025 revenues.

Our Competitors

The accommodation facilities market supporting the natural resource industry is segmented into competitors that serve components of the overall value chain, but very few offer the entire suite of hospitality services to customers. Historically, many customers have invested in their own accommodations. We estimate that our existing and potential customers own approximately 50% of the rooms available in both the Australian coal mining regions and Canadian oil sands. Engineering firms such as Bechtel and Fluor often design accommodations facilities. Many public and private firms, such as ATCO Structures & Logistics Ltd. (ATCO), Alta-Fab Structures Ltd., Fleetwood Australia and Northgate Industries Ltd., build modular accommodations for sale. Dexterra Group Inc., Black Diamond Group Limited, ATCO, Ausco Modular (a subsidiary of Modulaire Group) and Target Hospitality Corp. primarily own and lease units to customers and, in some cases, provide facility management services, usually on a shorter-term basis with a more limited number of rooms, similar to our mobile assets business. Facility service companies, such as Aramark Corporation, Sodexo Inc., ISS, Compass Group PLC and Cater Care Australia Pty. Ltd., typically do not invest in and own the accommodations assets but will provide hospitality services at third-party or customer-owned facilities.

Australia

Overview

During the year ended December 31, 2025, we generated 72% of our revenue from our Australian operations. As of December 31, 2025, we owned 10,318 rooms across twelve villages, of which 8,856 rooms service the Bowen Basin of central Queensland, one of the premier met coal basins in the world. We are Australia’s largest provider of hospitality services for people working in the Bowen Basin. We provide hospitality services on a day rate basis to mining and related service companies (including construction contractors), typically under short- and medium-term contracts (from several months to six years) with minimum nightly room commitments. In addition, we provide integrated services to the mining industry in Western Australia and South Australia. On May 6, 2025, we acquired the assets of Qantac, located in Queensland, Australia, for total consideration of A$105 million (or approximately US$68 million) in cash. The Qantac Acquisition included four villages, with 1,368 rooms in Australia’s Bowen Basin and the associated accommodation assets, land and customer contracts. As a result of the Qantac Acquisition, we expanded our existing accommodations business into the Blackwater region of the Bowen Basin, which was not previously served by our existing villages.

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

Our customers are typically developing and producing met coal, iron ore and other minerals which have resource lives that are measured in decades. As such, their spending levels tend to react similarly to commodity prices as the spending levels of our Canadian customers. Spending on producing assets is less sensitive to commodity price decreases in the short and medium term, assuming the projects remain cash flow positive. However, new construction projects and expansionary projects are typically canceled or deferred during periods of lower met coal and iron ore prices. New project construction activity typically requires larger workforces than day-to-day operations, where proximity and availability of customer-owned locations influences the demand for our rooms and services. Demand for rooms at our Australian villages is primarily driven by production, maintenance and operational activities.

Our Australian operations primarily serve the Bowen Basin of Queensland and the Pilbara region in Western Australia. During the year ended December 31, 2025, our nine villages in the Bowen Basin generated 41% of our Australian revenue, or 29% of our consolidated revenue. Further, our Australian operations include provision of village operations for two customer owned sites in the Bowen Basin. The Bowen Basin contains one of the largest coal deposits in Australia and is renowned for its premium met coal. In addition, we provide village operation and mine site cleaning services at 11 customer locations in the Pilbara region, which is renowned for high grade iron ore production. Our villages and customer-owned locations are focused on the mines in the central portion of the Pilbara and Bowen Basins and are well positioned for the active mines in the region.

Beyond met coal and iron ore markets served in the Pilbara and Bowen Basins, we serve several other markets with three additional villages and ten customer-owned villages. At the end of 2025, we had two villages with over 1,000 combined rooms in the Gunnedah Basin, a thermal and met coal region in New South Wales. In Western Australia, we serve workforces related to the construction of a Urea facility on the Burrup Peninsula through our Karratha village. In addition, we provide hospitality services in Western Australia and South Australia at ten customer-owned locations which support workforces related to nickel, copper, zinc, silver and gold production in the Goldfields-Esperance region, lithium production in the Pilbara region and copper, silver and gold in Western Australia and South Australia.

Australian Village Locations

Karratha
PORT HEDLAND
Pilbara Basin
LEONORA
PERTH
KALGOORLIE
MACKAY
Nebo
Coppabella
Moranbah
Dysart
Middlemount
Rosewood
Waratah
Acacia
Vitrinite
Bowen Basin
BRISBANE
Narrabri
Boggabri
SYDNEY
Gunnedah Basin
Village Locations
Civeo Integrated Services Resources West Villages
Civeo Integrated Services FMG Villages
Office Locations
Plays of Interest

Owned Rooms in our Australian Villages

			As of December 31,
Villages	Resource Basin	Commodity	2025	2024	2023
Coppabella	Bowen	met coal	3,144	3,144	3,144
Dysart	Bowen	met coal	1,798	1,798	1,798
Moranbah	Bowen	met coal	1,240	1,240	1,240
Middlemount	Bowen	met coal	816	816	816
Boggabri	Gunnedah	met/thermal coal	662	662	622
Narrabri	Gunnedah	met/thermal coal	502	502	502
Nebo	Bowen	met coal	490	490	490
Karratha	Pilbara	LNG, iron ore	298	298	298
Rosewood	Bowen	met coal	734	—	—
Waratah	Bowen	met coal	494	—	—
Vitrinite	Bowen	met coal	84	—	—
Acacia	Bowen	met coal	56	—	—
Total Rooms			10,318	8,950	8,910

Our Australian segment includes twelve company-owned villages with 10,318 rooms as of December 31, 2025, which are strategically located near long-lived, low-cost mines operated by large mining companies. Our Australian business provides hospitality services to mining and related service companies under short- and medium-term contracts. Our growth plan for this part of our business continues to include enhanced occupancy and expansion of these properties where we believe there is durable long-term demand, as well as to provide hospitality services at customer-owned assets.

Our Coppabella, Dysart, Moranbah, Middlemount, Nebo, Rosewood, Waratah, Vitrinite and Acacia villages are located in the Bowen Basin. Coppabella, at over 3,100 rooms, is our largest village and provides rooms and related hospitality services to a variety of customers. Each of these villages supports both operational workforce needs and contractor needs with resort style amenities, including swimming pools, gyms, a walking track and a tavern.

Our Narrabri and Boggabri villages in New South Wales provide rooms and related hospitality services to met and thermal coal mines and coal seam gas in the Gunnedah Basin. Our Karratha village, in Western Australia, services workforces related to LNG facilities operations on the Northwest Shelf.

Australian Hospitality Services at Third-Party Owned Facilities

We also provide hospitality services at customer-owned locations to the mining industry in Western Australia and South Australia. Historically, this has been focused on natural resource production-related village facilities that are primarily owned by iron ore production companies. We provide village hospitality services at 23 customer-owned locations, which represent over 17,000 rooms, primarily in the Pilbara region of Western Australia, one of the premier iron ore bodies in the world, and in the Goldfields-Esperance region of Western Australia. The facilities we manage range anywhere from 100 to over 1,900 rooms. We work together with our customers to customize our service offerings depending on our customers' needs. Hospitality services can be performed on an end-to-end basis with catering and food service, housekeeping and site maintenance or just portions of the services offered such as food service only. Mine site office cleaning services are also provided at some of our customer-owned locations.

Canada

Overview

During the year ended December 31, 2025, we generated approximately 28% of our revenue from our Canadian operations. We are western Canada’s largest provider of hospitality services for people working in remote locations. We provide our services through our lodges and mobile assets and at customer-owned locations. Our hospitality services support workforces in the Canadian LNG and oil sands markets and in a variety of oil and natural gas drilling, mining, pipeline and related natural resource applications.

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

The Athabasca oil sands are located in northern Alberta, an area that is very remote, with a limited local labor supply. Of Canada’s approximately 42 million residents, approximately half of the population lives in ten cities, while approximately 12% of the population lives in Alberta and less than 1% of the population lives within 100 kilometers of the oil sands activity. The local municipalities, of which the town of Fort McMurray is the largest, have limited infrastructure to respond to workforce accommodation demands and are a significant driving distance from many of the oil sands projects. Civeo lodges are strategically placed near customer mining and production facilities to enhance their productivity and safety of their workforce.

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

Canadian Oil Sands Lodges

During the year ended December 31, 2025, activity in the Athabasca oil sands region generated approximately 80% of our Canadian revenue, or 22% of our consolidated revenue. The oil sands region continues to represent one of the world’s largest reserves for heavy oil. Our Wapasu Creek, Athabasca, Beaver River, Fort McMurray Village, Grey Wolf, Hudson, and Borealis lodges are focused on the northern region of the Athabasca oil sands, where customers primarily utilize surface mining to extract bitumen. Oil sands mining operations are characterized by large capital requirements, large reserves, larger personnel requirements, long-term reserve lives, very low exploration or reserve risk and relatively lower cash operating costs per barrel of bitumen produced. Our Conklin and Anzac lodges are focused in the southern portion of the region where we primarily serve in-situ operations and pipeline expansion and maintenance activity. In-situ methods are used on reserves that are too deep for traditional surface mining methods. In-situ technology typically injects steam or solvents into the deep oil sands in place to separate the bitumen from the sand and pumps it to the surface where it undergoes the same upgrading treatment as the mined bitumen. Reserves requiring in-situ techniques of extraction represent 80% of the established recoverable reserves in Alberta. In comparison to surface mining operations, in-situ operations generally require lower initial capital investment, fewer personnel but produce lower volumes of bitumen per development, with higher ongoing operating expense per barrel of bitumen produced.

Our oil sands lodges primarily support personnel for ongoing operations associated with surface mining and in-situ oil sands projects, as well as maintenance, turnaround and expansionary personnel, generally under short- and medium-term contracts.  Most of our oil sands lodges are located on land with leases obtained from the province of Alberta, with initial terms of ten years, or subleased from the resource developer. Our leases have expiration dates that range from 2027 and 2035 with the exception of one lease that expires in 2049. In recent years, we have successfully renewed or extended all expiring land leases which we have requested to renew or extend. We did not renew an expiring land lease associated with our McClelland Lake Lodge in Alberta, Canada, which expired in June 2023, in order to support our customer’s intent to mine the land where the lodge was located.

In order to operate a lodge in Canada, we are required to obtain a development permit from the regional municipality in which the lodge is located. The development permits are granted for a term of five years. Our development permits have expiration dates that range from 2028 to 2032. In recent years, we have successfully renewed or extended all expiring development permits. See “Item 1A. Risk Factors - Risks Related to Our Operations - The majority of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease or obtain permits necessary to operate on such leased land, we could be materially and adversely affected.” of this annual report for further discussion.

We provide a range of hospitality services at our lodges, including reservation management, food service, housekeeping and facilities management. Our lodge guests receive amenities similar to an economy, full-service, urban hotel with our service offering a room and three meals a day.

We provide our hospitality services at the lodges we own on a day rate or monthly rental basis, and our customers typically commit for short to long-term contracts (from several months up to several years). Most customers make a minimum nightly or monthly room commitment or an aggregate total room night commitment for the term of the contract, and the multi-year contracts typically provide for annual escalation provisions for increased food, labor and utilities costs.

Canadian British Columbia Lodge

Construction activity of Phase 1 of the Kitimat LNG Facility has been completed and commercial operations commenced in June 2025. The Coastal GasLink Pipeline was completed in 2024. As such, we expect continued lower occupancy at our Sitka Lodge in the near-term until subsequent phases of the LNGC project are approved and commence, or additional construction activity in the region, drive increased occupancy demand. Accordingly, we reduced the room count at Sitka in 2025 by relocating some rooms to the Canadian mobile assets for future deployment and selling other rooms to a third party.

Canadian Lodge Locations

Sitka Lodge
LNG Terminals
Montney
Athabasca
Oil Sands
·Wapasu Creek Lodge
·Grey Wolf Lodge
·Athabasca Lodge
·Beaver River Executive Lodge
·Fort McMurray Village (5 properties)
·Anzac Lodge
·Conklin Lodge
Duvernay
Cold Lake
Oil Sands
EDMONTON
CALGARY
Deep Basin
VANCOUVER
Lodge Locations
Office Locations
Plays of Interest
Quebec
Greenstone Belt
Ontario
Greenstone Belt
Red Lake
Gold Belt
THUNDER BAY
VAL-D'OR
OTTAWA
TORONTO

			As of December 31,
Lodges	Region	Extraction Technique	2025	2024	2023
Wapasu Creek	N. Athabasca	mining/in-situ	5,174	5,174	5,174
Athabasca (1)	N. Athabasca	mining	2,005	2,005	2,005
Beaver River	N. Athabasca	mining	1,094	1,094	1,094
Fort McMurray Village:
Buffalo	N. Athabasca	mining	326	256	—
Black Bear (1)	N. Athabasca	mining	531	531	531
Bighorn (1)	N. Athabasca	mining	763	763	763
Lynx	N. Athabasca	mining	855	855	855
Wolverine	N. Athabasca	mining	855	855	855
Borealis (1)	N. Athabasca	mining	1,504	1,504	1,504
Grey Wolf	N. Athabasca	mining	946	946	946
Hudson (1)	N. Athabasca	mining	624	624	624
Wabasca (1)	S. Athabasca	mining	—	288	288
Red Earth (1)	S. Athabasca	mining	—	216	216
Conklin (1)	S. Athabasca	mining/in-situ	142	610	610
Anzac (1)	S. Athabasca	in-situ	526	526	526
Subtotal – Oil Sands			15,345	16,247	15,991
Sitka Lodge	Kitimat, BC	LNG	689	961	961
Total Lodge Rooms			16,034	17,208	16,952
Mobile Assets			2,660	2,870	2,979
Total Rooms			18,694	20,078	19,931

(1)Currently closed as of December 31, 2025, due to lodge loading strategy, seasonal activity fluctuations or low activity level in the region. All closed lodges are periodically assessed for impairment at an asset group level, in accordance with U.S. generally accepted accounting principles. See Note 4 - Impairment Charges to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.

Canadian Hospitality Services at Third-Party Owned Facilities

We also provide hospitality services at customer-owned facilities. Historically, this has been focused around natural resource production-related housing facilities that are owned by oil production companies. The facilities we manage typically range anywhere from 500 to 1,500 rooms. We customize our service offerings depending on our customer’s needs. Hospitality services can be performed on an end-to-end basis with food service, housekeeping, maintenance and utility services included or in segments such as food service only. Our focus on hospitality service contracts has allowed us to successfully pursue food service only opportunities. Due to our experience servicing customer-owned locations, this business complements our overall strategy.

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

Community Engagement

In Australia, our community relations program aims to build and maintain a positive social license to operate by consulting and engaging with local regional communities from project inception, through development, construction and operations. This is a major advantage for our business model, as it facilitates consistent communication, engenders trust and builds relationships to last throughout the resource lifecycle. There is an emphasis on developing partnerships that create a long-term sustainable outcome to address specific community needs. To that end, we partner with local municipalities to improve and expand municipal infrastructure. These improvements provide necessary infrastructure, allowing the local communities an opportunity to expand and improve. We also provide support to local community groups through sponsorship and in-kind contributions to local events and initiatives. In addition, all of our food suppliers are Australian companies and, where possible, are based locally. Through our membership with Supply Nation, a non-profit organization committed to supplier diversity and Indigenous business development, we directed approximately A$17.4 million in 2025, up 14% from A$15.3 million in 2024, into Indigenous-owned and operated companies, and we are always looking for more opportunities to partner with these businesses.

In addition, we have five unincorporated joint venture partnerships with Indigenous landowners in Western Australia.  Under these agreements, we strive to develop the business capacity, project management skills and expertise of the Indigenous joint venture members, providing local employment opportunities and training. One of the five unincorporated joint venture partnerships entitles Indigenous landowners to a retail profit distribution calculated in accordance with the unincorporated joint venture deeds. Additionally, three of the four remaining agreements incentivize the joint venture members via milestone payments for business objectives achieved.

With a focus on long-term Indigenous community participation, our Canadian operations continue to work closely with a number of First Nations to develop mutually beneficial partnerships focused on revenue sharing, capacity building, employment and community investment and support. For over a decade, our Canadian operations supported Buffalo Metis Catering, a partnership with three Metis communities in the Regional Municipality of Wood Buffalo. Through this partnership, food and housekeeping services were delivered to three of our lodges. Beyond these services, this partnership provided a business incubator environment for a number of Metis business ventures. Our Canadian operations also procure services from a number of other First Nations-owned, Metis-owned and member-owned businesses including water hauling, snow removal and security services. In 2025, we purchased more than C$20.5 million in goods and services from the Indigenous business community, representing 15% of our total Canadian local spending, compared to C$31.3 million in goods and services from the Indigenous business community, representing 16% of our total Canadian local spending in 2024.

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

Our Village and Lodge Contracts

During the year ended December 31, 2025, revenues from our villages and lodges represented over 57% of our consolidated revenues. Our contract terms generally provide for a daily rate for a reserved room and an occupied room rate that compensates us for hospitality services, including food service, housekeeping, utilities and maintenance for workers staying in the lodges and villages. In most multi-year contracts, our rates typically have annual escalation provisions to cover increases in labor, food and consumables costs over the contract term. In some contracts, customers have a contractual right to terminate, for reasons other than a breach, in exchange for a termination fee. Our customers typically contract for hospitality services under contracts with terms that range from several months to twelve years. The contracts expire throughout the year, and for many of the near-term expirations, we are in the process of negotiating extensions or new commitments. We cannot assure that we can renew existing contracts or obtain new business on the same or better terms, if at all.

Long-Term Take-or-Pay Contracts. Over the term of a take-or-pay contract, the customer commits to either a minimum number of rooms over a specified period or an aggregate number of room nights over the period, generally for terms greater than 12 months. During the year ended December 31, 2025, we billed approximately 2.5 million room nights under our long-term take-or-pay contracts, which represented approximately 57% of our total billed rooms, which included 0.4 million room nights in excess of the take-or-pay minimums. For the year ending December 31, 2026, we have commitments for 1.9 million room nights under our long-term take-or-pay contracts.

Short-Term Take-or-Pay Contracts. Customers may contract with us on a take-or-pay basis for less than 12 months, particularly for turnaround projects. Similar to long-term take-or-pay contracts, the customer commits to either a minimum number of rooms over a specified period or an aggregate number of room nights over the period. During the year ended December 31, 2025, we billed approximately 0.3 million room nights under our short-term take-or-pay contracts. For the year ending December 31, 2026, we have commitments for 0.1 million room nights under our short-term take-or-pay contracts.

Exclusivity Contracts. Over the term of an exclusivity contract, rather than receiving a minimum room commitment, we are the exclusive hospitality service provider for the customer's employees working on a specific project or projects. During the year ended December 31, 2025, we billed approximately 1.3 million room nights under our exclusivity contracts.

Casual / Walk-ins. Customers without long-term committed contracts may utilize lodge/village rooms via short-term bookings at lodge/village casual or agreed rates. During the year ended December 31, 2025, we billed approximately 0.3 million room nights to casual or walk-in customers.

Our Integrated Services Contracts

During the year ended December 31, 2025, revenues from our customer-owned locations represented 43% of our consolidated revenues. Our contract terms generally provide a rate on a per guest per day basis for hospitality services, including food service and housekeeping. Similar to our owned lodge and villages contracts, in most multi-year contracts, our rates typically have annual escalation provisions to cover increases in labor, food and consumables costs over the contract term.

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

Human Capital Resources

We believe that our employees are one of our greatest resources. As of December 31, 2025, we had approximately 2,100 full-time employees and approximately 600 hourly employees. On a consolidated basis, 76% of our employees are located in Australia, 23% are located in Canada and 1% are located in the U.S. We were party to collective bargaining agreements covering 491 employees located in Canada and 1,609 employees located in Australia as of December 31, 2025.

As a company, we acknowledge the significance of a workforce composed of individuals from various backgrounds, experiences, and perspectives. As many of our projects in Canada and Australia operate in traditional territories, we work closely with Indigenous communities to actively explore mutually beneficial investment, employment and business opportunities. Our ability to cultivate and strengthen relationships with Indigenous communities is vital to the success of our business.

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

Safety is central to Civeo’s corporate culture. We are committed to operating in a safe, secure and responsible manner for the benefit of our employees, customers and the communities we serve. Our commitment to safeguarding employees, contractors, and guests is demonstrated through our employee-named "Making Zero Count" initiative, which emphasizes the importance of eliminating harm and focuses on the processes required to achieve exceptional performance.

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

Federal Controls

At a federal level, the Environment Protection and Biodiversity Conservation Act 1999 (EPBC Act) is Australia’s key piece of environmental legislation. The EPBC Act protects 9 types of matters of national environmental significance, including threatened species and communities (e.g. Koalas), migratory species, Ramsar wetlands and world heritage places. Activities that have the potential to impact matters protected by the EPBC Act trigger referral to the federal government for assessment and approval.

In October 2020, the findings of an independent review of the EPBC Act (Independent Review) recommended significant and fundamental reforms be made to that act.

In November 2025, federal Parliament passed a reform package which would effect significant amendments to the EPBC Act. These amendments are intended to implement core recommendations from the Independent Review and include amendments to: facilitate the establishment of a framework for the Minister to make, vary and revoke national environmental standards; facilitate the establishment of Australia’s first independent National Environmental Protection Agency; introduce a requirement for projects that have significant impacts on matters of national environmental significance to achieve a net positive outcome; requirements for proponents of major projects to disclose expected GHG emissions (and provide plans for how they intend to reduce those emissions); facilitate more robust and efficient project assessments, including through the introduction of bioregional plans (that provide a landscape/seascape scale approach to environmental planning) and increase penalties for individuals and corporations for breaches of the EPBC Act. The full suite of amendments are expected to take effect by the end of November 2026.

The amendments do not have retrospective effect and will apply to future projects only. We have reviewed and, once the reforms take effect, will continue to review, our obligations under, and compliance with, the EPBC Act. However, the implications for our Australian operations are not anticipated to be significant.

They may, however, affect our customers’ operations and have impacts on the non-renewable resources sector generally.

There is an increasing emphasis from regulators on sustainability and energy efficiency in business operations. Federal requirements are in place for the mandatory disclosure of energy performance under building rating schemes. These schemes require the tracking of specific environmental performance factors. Carbon reporting requirements currently exist for corporations which meet a reporting threshold for GHG or energy use or production for a reporting (financial) year under federal legislation.

From July 1, 2023, obligations and reporting requirements took effect with respect to the ‘Safeguard Mechanism’ – Australia’s policy for reducing emissions from facilities that emit more than 100,000t CO2-e per financial year that has been in place since 2016. These requirements are intended to assist Australia meet its emissions reduction targets of 43% below 2005 levels by 2030 and net zero by 2050 and affect large scale industry customers.

We are required to comply with mandatory climate-related disclosures in compliance with Australian Accounting Standard Board S2 Climate-related Disclosures (“AASB S2”) of the Australian Sustainability Reporting Standards (“ASRS”).”

State and Territory Controls

At a State and Territory level, our operations are authorized and regulated by layers of planning and environmental approvals. Queensland, New South Wales and Western Australia all have multiple acts regulating matters of the environment, conservation, vegetation management and protection of aboriginal and Torres Strait Islander use rights which are administered by each States’ independent environment protection regulator (e.g. Queensland’s Department of Environment, Tourism, Science and

Innovation). The States and Territories also have power to assess some larger projects in conjunction with the federal government under bilateral agreements established pursuant to the EPBC Act.

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

We have a positive obligation under state legislation to notify of an incident causing (or threatening) serious or material environmental harm. Examples of notifiable environmental harm include effluent overflow, chemical leaks and chemical fires. Failure to discharge this obligation can attract significant sanctions and financial penalties.

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

Canadian Environmental Regulations

In Canada, the federal and provincial governments both have jurisdiction to regulate environmental matters. The provincial governments may also devolve jurisdiction over environmental matters to local governments. Our activities, or those of our customers, may be subject to environmental regulations imposed by these three levels of government. The following addresses updates to Canadian federal and provincial environmental regulations in 2025 that may affect us or our customers.

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

In February 2025, Environment and Climate Change Canada released a discussion paper outlining potential regulations for managing process-affected water. Industry representatives expressed concern that the proposed regulations would cause delays because of regulatory uncertainty and put capital decisions at risk. Industry representatives called for regulation by 2025 to reduce uncertainty, but no definitive plans have been announced by the Government of Canada. However, as of the beginning of 2026, draft regulations have not been published. The absence of a regulatory framework permitting the release of process-affected water from oil sands operations, or a regulatory framework that is more stringent than what may be anticipated by our customers could affect their development plans or result in additional costs or liabilities for our customers’ operations.

Proposed Emissions Cap

In November 2024, Canada announced the latest version of the proposed Oil and Gas Sector Greenhouse Gas Emissions Cap Regulations (the Proposed Emissions Cap). The Proposed Emissions Cap aims to use a cap-and-trade system to reduce emissions by 35% below 2019 levels by 2030. The Government of Alberta and the oil and gas industry oppose the Proposed Emissions Cap and argue that it serves as a de facto production cap. On November 27, 2025, the Governments of Canada and Alberta agreed to the Canada-Alberta Memorandum of Understanding (MOU). Pursuant to the MOU, Canada committed to not implement the Proposed Emissions Cap.

Air Quality Management

The Government of Canada, the Government of Alberta, and the Government of British Columbia each have frameworks for air quality management that may affect us and our customers.

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

In addition to federal requirements, emissions from facilities in Alberta are subject to provincial regulation. The Alberta Energy Regulator (AER), which is responsible for regulating upstream oil and gas activity in Alberta and oversees compliance with Directive 060: Upstream Petroleum Industry Flaring, Incinerating, and Venting (Directive 060). Directive 060 was last updated in June 2025 and applies to all upstream petroleum industry wells, facilities and pipelines as well as all oil sands schemes and operations with the exception of oil sands mining. Directive 060 requires operators to eliminate or reduce flaring associated with a wide variety of energy development activities and operations. In December 2018, the AER finalized amendments to Directive 060 and Directive 017: Measurement Requirements for Oil and Gas Operations (Directive 017) as part of its role in implementing commitments from the Alberta government to reduce methane emissions from upstream oil and gas operations by 45% by 2025. Alberta achieved this goal in 2022, three years ahead of schedule. These requirements, among other things, set limits on methane emissions from various facilities and require annual reporting of such emissions to the AER. Directive 060's methane reduction requirements took effect in 2020, with additional vent gas limits introduced on January 1, 2022, followed by more stringent limits on January 1, 2023. On June 19, 2025, Directive 060 was updated to remove the solution gas flaring limit in section 4.1 while maintaining all other regulatory tools in Directive 060. Meeting these regulatory requirements may result in additional costs or liabilities for our customers’ operations.

Similarly, emissions from facilities in British Columbia are also subject to provincial regulation. The British Columbia Energy Regulator (BCER) is responsible for regulating oil and gas activity in British Columbia. BCER oversees compliance with the Drilling and Production Regulation, which is one of British Columbia's primary regulatory instruments governing all aspects of oil and natural gas drilling and production. Effective January 1, 2020, the regulation was amended to require operators to eliminate or reduce natural gas leaking or venting associated with a wide variety of equipment and activities in energy development. Under this regulation, requirements are imposed for facilities detecting leaks and inspecting seals as well as restrictions or prohibitions on the types of equipment used for energy development. Some of these requirements took effect in 2022 and further requirements took effect on January 1, 2023. In addition, the BCER completed consultation in 2023 on proposed amendments to the Drilling and Production Regulation to maintain equivalency with federal requirements. Regulations designed to achieve a 45% reduction in methane emissions relative to 2014 levels by 2025 are now in place. The BCER is currently conducting a regulatory review and engagement on the development of new regulations designed to achieve a 75% reduction in methane emissions from the oil and gas sector by 2030 relative to 2014 levels. The Drilling and Production Regulation was updated in 2025 to tighten natural gas venting from commodity unloading and surface casing venting and introduce stricter leak detection and repair (LDAR) standards. Meeting these increased regulatory requirements may result in additional costs or liabilities for our customers’ operations.

Environmental Assessment of Major Projects

The Impact Assessment Act (IAA) came into force in August 2019. The IAA and its subordinate legislation apply to the development of many large projects, including oil sands mining and in situ projects, mining projects, pipelines, and other large developments. One of the stated objectives of the IAA was to shorten review times for projects. However, concerns about lengthy reviews that require substantial information from project proponents remain even after the implementation of the IAA. Our customers operate in the aforementioned industries and could be considering future projects that would be subject to the IAA.

The Government of Alberta, supported by the governments of Ontario and Saskatchewan, challenged the constitutionality of the IAA. In October 2023, the Supreme Court of Canada ruled that a large portion of the IAA was unconstitutional because it infringed upon areas of provincial jurisdiction. In June 2024, the federal government significantly amended the IAA. Changes included narrowing the scope of federal responsibility, increasing cooperation between federal and provincial governments, and providing an interim plan to smooth the transition from the old IAA to the amended IAA.

Despite the amendments, the Government of Alberta has challenged whether the amended IAA is constitutional, and the matter is currently before the courts. Accordingly, there remains significant uncertainty about the future impact of Canada's federal environmental assessment legislation on our customers. To the extent our customers are required to comply with this legislation, it is possible that the uncertainty regarding cost and timelines for navigating the planning, assessment, and decision-making processes may negatively impact our customers' decisions on whether to proceed with those projects.

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

In March 2016, the governments of Canada and the U.S. jointly announced their intention to take action to reduce methane emissions from the oil and gas sector in an effort to meet their respective NDCs pursuant to the Paris Agreement. For its part, Canada announced its intention to reduce methane emissions from the oil and gas sector by 40-45 percent below 2012 levels by 2025. Canada is on track to meet this target. In 2018, Canada introduced the Regulations Respecting Reduction in the Release of Methane and Certain Volatile Organic Compounds (Upstream Oil and Gas Sector) (Federal Methane Regulations) to implement its methane commitment. The Federal Methane Regulations impose various quantity-based limits on the venting of natural gas (or in the case of well completions involving hydraulic fracturing, a ban on such venting) and include associated conservation, measurement, inspection, and corrective action requirements. Certain requirements of the Federal Methane Regulations came into effect January 1, 2020, and other emissions limits are now in place for certain equipment installed on or after January 1, 2023. On December 12, 2025, Canada announced amendments to the Federal Methane Regulations which will impose stricter methane controls on regulated oil and gas facilities, including enhanced management of fugitive emissions, prohibitions on venting, limits on hydrocarbon gas destruction, and mandatory inspection and maintenance programs. The amendments will apply to new facilities beginning in 2028 and all facilities by 2030. The amendments will require the federal government to reassess its equivalency agreements with BC and Alberta. Absent new agreements, oil and gas facilities in those provinces may be subject to the federal Methane Regulations in 2028 which may negatively impact our customers' operations.

In 2018, the federal government enacted the Greenhouse Gas Pollution Pricing Act (GGPPA), which came into force on January 1, 2019. This regime has two parts: a regulatory fuel charge on consumers for gasoline and diesel; and an output-based carbon pricing system for large industrial emitters. The regulatory fuel charge on consumers for gasoline and diesel was removed by the federal government effective April 1, 2025.

The second part of the regime serves as a "backstop" and applies to provinces and territories that request it and to those that do not have their own carbon emissions pricing systems in place that meet the federal standards. This ensures that there is a uniform price on carbon emissions across the country. The backstop price is $95/tonne of CO2e as of December 2025. The current federal government plan is to continue increasing the backstop price each year until it reaches $170/tonne in 2030. In Alberta, the Technology Innovation and Emissions Reduction Regulation (TIER) meets the GGPPA standards for an output-based carbon pricing system and replaces the GGPPA for large industrial emitters in the province. Facilities within Alberta that are subject to the TIER Regulation are not subject to the full costs of complying with the GGPPA. The TIER Regulation applies to Alberta-based facilities that emit over 100,000 tonnes of CO2e per year. Under the TIER Regulation, emissions from each facility are compared to either an industry-wide benchmark or a facility-specific benchmark which effectively permits facilities to emit GHGs up to a certain amount without being subject to the provincial carbon price. Those benchmarks “tighten” resulting in more onerous compliance costs, every year. Facilities with emissions that exceed the industry-wide benchmark or facility-specific benchmark, as applicable, must rely on one or more of the compliance options established by the TIER Regulation, such as purchase credits or offsets for each tonne of CO2e in excess of their limits. On May 12, 2025, the Alberta government announced that it would freeze the industrial carbon price at $95/tonne of CO2e. In British Columbia, the Output-Based Pricing System is an emissions pricing system created through amendments to the Greenhouse Gas Industrial Reporting and Control Act that replaces the GGPPA for large industrial emitters in the province. The industrial carbon price is $95/tonne of CO2e as of December 2025 and is set to increase to $110/tonne of CO2e in 2026. Despite the current price freeze in Alberta, potential further increases in the cost of industrial carbon pricing and annual benchmark tightening rates may result in additional costs or liabilities for our customers’ operations.

On November 19, 2020, the federal government introduced the Canadian Net-Zero Emissions Accountability Act (Net-Zero Act) in Parliament. The Net Zero Act was passed by Parliament and received Royal Assent on June 29, 2021 and binds the Government of Canada to a process intended to help Canada achieve net-zero emissions by 2050. It also establishes rolling five-year emissions-reduction targets and requires the government to develop plans to reach each target. The federal government is required to support those efforts by creating a Net-Zero Advisory Body and by publishing annual reports that describe how departments and Crown corporations are considering the financial risks and opportunities of climate change in their decision-making. The Net-Zero Act was last updated in 2023. The current 2030 Emissions Reduction Plan is an ambitious target to reduce emissions by 40% below 2005 levels by 2030.

In addition, the federal government amended the Canadian Environmental Protection Act, 1999 (CEPA) in 2023. In particular, the preamble to CEPA now recognizes that every individual in Canada has a right to a healthy environment. The Government of Canada must now take into consideration this right, including the principles of environmental justice, when making decisions under CEPA, including its regulation of GHG emissions in Canada. In October 2024, Canada unveiled a draft framework to protect the right to a healthy environment through further modernization of the CEPA. In July 2025, Canada published the Implementation Framework for the Right to a Healthy Environment under the Canadian Environmental Protection Act, 1999 (framework). The framework elaborates on the meaning of the right to a healthy environment and provides flexible and practical guidance for government decision-makers. There remains significant uncertainty regarding how these proposed changes to the CEPA will be implemented and the potential for the proposed changes to affect our customers' operations.

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

Woodland caribou habitat covers large portions of several Canadian provinces including British Columbia and Alberta. Many of our customers have existing or proposed developments in or near woodland caribou habitat. Conservation measures imposed by the federal or provincial governments could affect the business of our customers with operations near caribou habitat. In October 2020, Alberta and Canada signed the Agreement for the Conservation and Recovery of the Woodland Caribou in Alberta (Caribou Agreement) pursuant to the SARA. The Caribou Agreement has not led to any concrete provincial regulations or restrictions that affect oil and gas development in Alberta. However, certain local governments have created caribou range plans (also known as sub-regional plans) that may limit oil and gas developments by limiting the creation of right-of-ways (e.g., pipelines, electricity transmission lines, seismic lines, etc.) that break up caribou habitat and provide predators like wolves with easier access to caribou herds. For example, the Cold Lake sub-regional plan states that all new development in caribou ranges “must be issued with a no-surface-disturbance restriction.” Effective January 1, 2026, the Upper Smoke Sub-Regional Plan will apply to resource development in northwestern Alberta and includes provisions to protect caribou while still advancing Alberta’s economic interests. Wildlife protection legislation may create challenges to development that may negatively impact our customers’ operations.

Abandonment and Remediation of Oil and Gas Infrastructure

As the lifecycle regulator for energy resource activities, the AER oversees closure requirements, including the abandonment and reclamation of wells, well sites, facilities, facility sites and pipelines.

Beginning in 2020, the Government of Alberta began implementing legislative and regulatory changes to the framework used to manage liability from oil and gas facilities within the province. In particular, in July 2020, Alberta released a new Liability Management Framework (AB LMF) which includes a series of mechanisms and requirements to improve and expedite reclamation efforts and to require industry to better manage clean-up of wells, pipelines and facilities. Alberta followed the announcement of the AB LMF with amendments to the Oil and Gas Conservation Rules and the Pipeline Rules in late 2020. Those changes gave the AER additional authority to manage closure-related activity for oil and gas facilities within the province. The AER implements and administers these policies through directives. In April 2021, the AER made changes to Directive 067: Eligibility Requirements for Acquiring and Holding Energy Licenses and Approvals (Directive 067) to ensure the AER closely scrutinizes those parties seeking eligibility to hold AER licenses by evaluating whether they pose an "unreasonable risk" based on a variety of factors. Directive 067 was last updated in March 2024. In December 2021, the AER published Directive 088: Licensee Life-Cycle Management (Directive 088) to support implementing the AB LMF. Directive 088 establishes the AER's authority to conduct a holistic licensee assessment to inform regulatory decisions about a given licensee. Directive 088 also establishes the Licensee Management Program which enables the AER to proactively monitor licensees to identify those at risk of not meeting their regulatory obligations and to use appropriate regulatory tools to address that risk. Finally, Directive 088 establishes the Inventory Reduction Program and allows the AER to set licensee-specific and industry-wide closure targets. Directive 088 and the supplemental Manual 23 were updated in 2025 to create more flexibility for licensees regarding mandatory closure spending requirements and licensee capability assessments. Further, the AER made minor updates to Directives 001, 011 and 068 in 2025. These and any other changes to the AER's approach to managing closure requirements for energy resource activities may result in additional costs or liabilities for our customers’ operations as the updated regulations place heightened focus on remediation and reclamation.

In British Columbia the British Columbia Energy Regulator's (BCER) Comprehensive Liability Management Plan addresses liability management, improves the rate of inactive site restoration and addresses orphan sites. The BCER uses a Liability Management Rating program to evaluate each company’s ability to pay for site restoration. The BCER addresses dormant sites through the Dormancy and Shutdown Regulation, which ensures producers responsibly bring their energy resource activities to regulatory closure within a reasonable time frame. In November 2025, the BCER increased the Orphan Site Restoration Levy by an additional $9 million, raising the total fund to $24 million. If or when applicable to operations, any changes to the BCER’s approach to managing dormancy and closure requirements for energy resource activities may result in additional costs or liabilities for our customers’ operations.

Building Canada Act

In 2025, the federal government passed the Building Canada Act (BCA). The BCA aims to streamline approval processes to build major projects faster. Currently, there are a number of projects that have been designated for further review and potentially expedited approvals, including: Pathways Plus, an Alberta-based carbon capture, utilization and storage project in support of the oil and gas industry; Critical Minerals Strategy, prioritizing critical mineral development in Canada; LNG Canada Phase 2, an expansion to double the capacity of LNG Canada’s current export facility on the BC coast; and Ksi Lisims LNG, a proposed floating LNG export facility on the BC coast. Although many of these projects have yet to be confirmed, the BCA demonstrates a renewed emphasis on resource development in Alberta and BC which may lead to increased opportunities for our customers.

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

•Risks Related to Our Customers
◦Certain of our customers’ spending may be directly, and our business may be indirectly, affected by (i) volatile or low met coal, oil, iron ore or natural gas prices; (ii) elevated or increasing production costs, including due to tariffs; or (iii) unsuccessful exploration results.
◦Our customers and their operations are exposed to a number of unique operating risks and challenges.
◦We depend on several significant customers.
◦Failure to retain our current customers, renew our existing customer contracts and obtain new customer contracts, or the termination of existing contracts, could adversely affect our business.
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
◦Development or required use of permanent infrastructure in the areas where we locate our assets could negatively impact our business.
◦A failure to maintain food safety or comply with government regulations related to food and beverages or serving alcoholic beverages may subject us to liability.
◦Changes in U.S. or foreign trade policies, including tariffs and other protectionist trade measures, may adversely impact our future net income, cash flows and financial condition.
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
◦Our business could be disrupted by any failure of our information systems.
◦Loss of key members of our management could adversely affect our business.
◦The effects of public health crises, pandemics and epidemics may materially affect how we and our customers are operating our and their businesses.

•Financial/Accounting Risks
◦Currency exchange rate fluctuations could adversely affect our U.S. dollar reported results of operations and financial position.

◦Our indebtedness could restrict our strategy and operations and make us more vulnerable to adverse economic conditions.
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

•Legal and Regulatory Risks
◦We do business in Australia and Canada, whose political and regulatory environments and compliance regimes differ from those in the U.S.
◦We are subject to extensive and costly environmental laws and regulations.
◦We may be exposed to certain regulatory and financial risks related to climate change and other environmental, social and governance (ESG) related matters.

•Risks Related to Our Common Shares
◦The market price and trading volume of our common shares may be volatile.
◦The repurchases of our common shares or payment of dividends are each within the discretion of our Board of Directors, and there is no guarantee that we will repurchase common shares or pay any dividends in the future or at levels anticipated by our shareholders.
◦We are governed by the corporate laws in British Columbia, Canada.
◦Provisions contained in our articles and applicable Canadian and British Columbia laws could discourage a take-over attempt.
◦The enforcement of civil liabilities against Civeo may be more difficult.

•Risks Related to Our Structure
◦We are subject to various Australian, Canadian and other taxes.
◦We remain subject to changes in tax law (in various jurisdictions) and other factors that could impact our effective tax rate.
◦Future potential changes to U.S. tax laws could result in Civeo being treated as a U.S. corporation for U.S. federal income tax purposes.

Risk Factors:

Risks Related to Our Customers

Certain of our customers’ spending may be directly, and our business may be indirectly, affected by (i) volatile or low met coal, oil, iron ore or natural gas prices; (ii) elevated or increasing production costs, including due to tariffs; or (iii) unsuccessful exploration results.

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

Prices for met coal, oil, iron ore, LNG and other natural resources are subject to large fluctuations in response to changes in global supply of and demand for these commodities. Other factors beyond our control that affect commodity prices include:

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
•tariffs and other international trade policies;
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

As of February 26, 2026, the West Texas Intermediate (WTI) price was $65.47 and the Western Canadian Select (WCS) price was $51.14, resulting in a discount (WCS Differential) at which WCS trades relative to WTI of $14.33. Should the price of WTI decline or the WCS discount to WTI widen further, our oil sands customers may delay or eliminate additional investments, reduce their spending in the oil sands region or curtail or shut-down existing operations. Further, since February 1, 2025, U.S. Administration has implemented and is in the process of implementing several new tariffs. The implementation, expansion or continuation of tariffs could have an adverse impact on our Australian and Canadian customers' profit margins and capital spending, which may in turn reduce their spending on our accommodations and services.

In early 2026, geopolitical developments in Venezuela including direct U.S. military and strategic actions and efforts by the U.S. to exert control over Venezuelan crude oil production, exports, and sales have created heightened uncertainty in global crude oil markets. These actions have included U.S. seizures of Venezuelan oil tankers and U.S. assertions of influence over Venezuelan energy assets, as part of broader policy efforts to influence global energy supplies and prices. Because Canadian producers export a material portion of crude oil to U.S. markets, where prices are influenced by global supply dynamics and heavy crude availability, any sustained decline in Canadian crude prices relative to global benchmarks, whether due to increased Venezuelan supply, shifts in refinery feedstock preferences, or geopolitical risk premiums could reduce realized pricing for Canadian crude. Such outcome may materially reduce revenues for Canadian producers and affect broader energy sector economic conditions, including demand for services and infrastructure tied to Canadian oil markets.

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
•risks associated with the natural resources industry being subject to laws and regulations, including those governing air and greenhouse gas (GHG) emissions, as well as various regulatory approvals, including a government agency failing to grant an approval or failing to renew an existing approval, or the approval or renewal not being provided by the government agency in a timely manner or the government agency granting or renewing an approval subject to materially onerous conditions;
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

Our success depends on our ability to retain our current customers, renew or replace our existing customer contracts and obtain new business. Our ability to do so generally depends on a variety of factors, including overall customer expenditure levels and the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We cannot assure that we will be able to obtain new business, renew existing customer contracts at the same or higher levels of pricing, or at all, or that our current customers will not turn to competitors, cease operations, elect to utilize their own, on-site accommodations or terminate contracts with us.

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

Because of the concentration of our business in three relatively small geographic areas, the coal producing, Bowen Basin region of Queensland and New South Wales, Australia, the oil sands region of Alberta, Canada and the iron ore producing, Pilbara region of Western Australia, we have increased exposure in these areas to political, regulatory, environmental, labor, climate or natural disasters such as forest fires or flooding, events or developments that could disproportionately impact our operations and financial results. For example, in 2011 and 2017, cyclones and flooding threatened our villages in Queensland, Australia. Similarly, in 2011 and 2016, forest fires in northern Alberta impacted areas near our Canadian oil sands lodges. Moreover, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. Many of the areas in which we operate are very remote with limited local supplies, including availability of water, electricity or natural gas necessary to operate our business, and any significant adverse events such as those discussed above could impact our ability to obtain good or services and personnel.

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

Our business and growth strategies depend in large part on customers outsourcing some or all of the services that we provide. Many natural resources companies in our core markets own their own accommodations assets, while others outsource all or part of their accommodations requirements. Customers have largely built their own accommodations in the past but will outsource for additional capacity or if they perceive that outsourcing may provide quality services at a lower overall cost or allow them to accelerate the timing of their projects. We cannot be certain that these customer preferences will continue or that customers that have previously outsourced accommodations will not decide to perform these functions themselves or only outsource accommodations during the development or construction phases of their projects. In addition, labor unions representing customer employees and contractors have, in the past, opposed outsourcing accommodations to the extent that the unions believe that third-party accommodations negatively impact union membership and recruiting. The reversal or reduction in customer outsourcing of accommodations could negatively impact our financial results and growth prospects.

Risks Related to Our Operations

We operate in a highly competitive industry, and if we fail to compete effectively, our business will suffer.

The workforce accommodations and hospitality industry in which we operate is highly competitive. To be successful, we must provide hospitality services that meet the specific needs of our customers at competitive prices. The principal competitive factors in the markets in which we operate are service quality, availability, price, location, technical knowledge and experience and safety performance. We compete with international and regional competitors, several of which are significantly larger than us. These competitors offer similar services in the geographic regions in which we operate. Many natural resources companies in our core markets own their own accommodations assets and outsource their service requirements, while others outsource all or part of their accommodations requirements. As a result of competition, we may be unable to continue to provide our present services, to provide such services at historical operating margins or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Reduced levels of activity in the workforce accommodation industry can intensify competition and result in lower revenue to us.

Our operations may suffer due to over-capacity of certain types of accommodations assets in certain regions.

The demand for and/or pricing of rooms and accommodation services is subject to the overall availability of rooms in a region. If demand for our assets were to decrease, or to the extent that we and our competitors have capacity in excess of current demand, we may encounter decreased pricing for, or utilization of, our assets and services, which could adversely impact our operations and profits. For example, we experienced a decrease in customer demand in 2020 for accommodations in the Canadian oil sands and our U.S. business as a result of the economic disruption caused by COVID-19, and experienced a corresponding decrease in our occupancy and profitability. Volatility in commodity price levels, any future global health crises, inflationary pressures, actions taken by OPEC+ to adjust production levels, geopolitical events such as the ongoing Russia/Ukraine and Middle East conflicts, and regulatory developments affecting such prices, among other factors, could cause our Australian met coal customers and Canadian oil sands and pipeline customers to reduce production, delay expansionary and maintenance spending and defer additional investments in their oil sands assets, which would cause a decrease in customer demand for our accommodations.

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

Further, the U.S. and other countries have imposed and from time to time may impose or expand tariffs that affect the goods or raw materials we or our customers use or the products our customers provide. Any new tariffs impacting us or our customers could result in a cost increase in operating our lodges and villages or impact the demand for the services that we provide.

Employee and customer labor problems could adversely affect us.

Our business is labor intensive requiring a significant number of employees to perform housekeeping, janitorial and food service functions at our locations or locations that we manage. As our operations grow or our occupancy increases, we require additional staff to take care of our guests at a standard we deem appropriate and necessary to operate safely. If we are unable to hire a sufficient labor force, we could be required to increase wages or use temporary labor at a higher cost and reduced efficiency. In recent years, we experienced, and expect to continue to experience, a shortage of labor for certain functions, inflationary pressures on wages, and an increasingly competitive labor market. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including geopolitical events such as the ongoing Russia/Ukraine and Middle East conflicts, availability of qualified persons in the markets where we and our contracted service providers operate, inflation and unemployment levels within these markets and our reputation within the labor market. Inefficient operations or further increased labor costs resulting from these labor market challenges could negatively impact our profitability and could damage our reputation with our customers.
Additionally, as of December 31, 2025, we were party to collective bargaining agreements covering 491 employees in Canada and 1,609 employees in Australia. Efforts have been made from time to time to unionize other portions of our workforce. In addition, our facilities serving oil sands development work in Northern Alberta, Canada and mining operations in Australia house both union and non-union customer employees. We have not experienced strikes, work stoppages or other slowdowns in the past, but we cannot guarantee that we will not experience such events in the future. A prolonged strike, work stoppage or other slowdown by our employees or by the employees of our customers could cause us to experience a disruption of our operations or adversely impact our reputation, which could adversely affect our business and results of operations. Additional unionization efforts and new collective bargaining agreements also could materially increase our costs or limit our flexibility. Collective bargaining agreements in our Canadian operations have individual expiration dates, but in no case extend beyond 2028. Enterprise bargaining agreements in our Australian operations cover certain employees working at our villages in Queensland, New South Wales and Western Australia, as well as certain employees working at our integrated services sites in Western Australia. These agreements either have individual expiration dates or continue until either party seeks to have such agreement cancelled, but in no case extend beyond 2028.

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

Development or required use of permanent infrastructure in the areas where we locate our assets could negatively impact our business.

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

The majority of our Canadian business depends on providing accommodations and related services to fly-in/fly-out workers supporting natural resource development projects, including oil sands operations in Alberta, Canada. Certain provincial government officials and policymakers, including representatives of the Government of Alberta, have publicly expressed a preference for increased use of local workforces and for workers to reside in nearby communities, such as Fort McMurray, rather than utilizing fly-in/fly-out employment models supported by temporary workforce accommodations and camps.

Although there is currently no comprehensive legislation prohibiting fly-in/fly-out arrangements, government policies, permitting decisions, infrastructure planning, fiscal incentives, or informal regulatory pressures could increasingly discourage or restrict the use of workforce camps or other temporary accommodations. Such measures could include limitations on approvals for new camps, restrictions on the expansion or renewal of existing facilities, or incentives favoring permanent residential development over temporary accommodations.

If resource operators respond to these policies by reducing or eliminating fly-in/fly-out employment practices, relocating workers to permanent housing in local communities, or delaying or canceling projects that rely on a transient workforce, demand for our accommodations and services could decline. Any such reduction in demand could result in lower occupancy rates, reduced revenues, impairment of long-lived assets, or the loss of existing or prospective customer contracts.

In addition, changes in workforce policies may occur with limited advance notice and could vary by jurisdiction or project, making it difficult for us to anticipate, plan for, or mitigate their impact. We may not be able to offset adverse effects through diversification, price adjustments, or alternative uses of our assets, particularly where our facilities are located in remote or single-industry regions. As a result, changes in government policy or regulatory attitudes toward fly-in/fly-out workforces could materially and adversely affect our business.

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

Changes in U.S. or foreign trade policies, including tariffs and other protectionist trade measures, may adversely impact our future net income, cash flows and financial condition.

The U.S. administration has taken executive action and proposed additional measures intended to alter the U.S. approach to international trade policy, the terms of certain existing bilateral or multi‐lateral trade agreements and trading arrangements with foreign countries. Such changes to U.S. international trade policy, and retaliatory trade measures that foreign governments take in response, including the imposition of tariffs, sanctions, export or import controls, and other measures that restrict international trade, or the threat of such actions, could result in additional increases in the global cost of certain goods, services and cost of capital. In addition, related geopolitical and domestic political developments, such as existing and potential trade wars and uncertainty regarding changes in trade policy, have increased and may continue to increase levels of political and economic unpredictability globally and the volatility of global financial markets. As a result, prevailing macroeconomic conditions may adversely impact our future net income, cash flows and financial condition.

The majority of our major Canadian lodges are located on land subject to leases. If we are unable to renew a lease or obtain permits necessary to operate on such leased land, we could be materially and adversely affected.

The majority of our major Canadian lodges are located on land subject to provincial leases. Accordingly, while we own the accommodations assets, we only own a leasehold in those properties. If we are found to be in breach of a lease, we could lose the right to use the property. In addition, our leases generally have an initial term of ten years and unless extended will expire between 2027 and 2035 with the exception of one lease that expires in 2049. Unless we can extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate our facilities located on these properties upon expiration of the leases. In that event, we would be required to remove our accommodations assets and remediate the site at our own cost, which could be material. For example, we did not renew a land lease associated with our McClelland Lake Lodge in Alberta, Canada, that expired in June 2023 and sold the related assets in January 2024 in order to support our customer’s intent to mine the land where the lodge was located. Our assets associated with our McClelland Lake Lodge were demobilized, for which we recognized $15.4 million in demobilization costs, and completely removed from the then existing site in the first quarter of 2024.

As of December 31, 2025, we had asset retirement obligation liabilities on our balance sheet of $16.9 million. Consistent with U.S. generally accepted accounting principles, these liabilities are the estimated present value of the amount of required asset removal and site remediation costs related to the retirement of assets. Should the remediation requirement be accelerated, our near term cash obligation could be significantly larger than the liability currently on our balance sheet and could negatively impact our cash flows and liquidity.

Lease renewals and extensions are subject to government discretion and may be influenced by evolving policy priorities, permitting practices, infrastructure planning, or regulatory or political considerations. Changes in government policy could increasingly discourage or restrict the continued use, expansion, or renewal of leased land for temporary accommodations, or could result in lease renewals being offered only on terms that are economically less attractive to us. Also, in certain areas in which we operate, we are required to seek permits from local government agencies in order to build a new lodge or operate an existing lodge on leased land. We can provide no assurances that we will be able to renew our leases or permits upon expiration on similar terms, or at all. If we are unable to renew our leases or permits on similar terms, it may have an adverse effect on our business and results of operations.

We are susceptible to seasonal earnings volatility due to seasonal weather patterns in our regions of operations.

Our operations are directly affected by seasonal differences in weather in the areas in which we operate. During the Australian rainy season, generally between the months of November and April, our operations in Queensland and the northern parts of Western Australia can be affected by cyclones, monsoons and flooding. A portion of our Canadian operations is conducted during the winter months when the winter freeze in remote regions is required for exploration and production activity to occur. The spring thaw in these frontier regions restricts operations in the spring months and, as a result, adversely affects our operations and our ability to provide services in the second quarter. Additionally, the areas in which we operate are susceptible to wildfires. Finally, global climate change may result in certain of these adverse weather conditions occurring more frequently or with greater intensity. If any of these conditions occur, our operations could be interrupted and our earnings may be adversely impacted.

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

We currently have several contracts to transport and install modular, skid-mounted accommodations and central facilities that can be quickly configured to serve a multitude of short- to medium-term accommodation needs. In connection with the transportation and installation of these facilities, we may be exposed to various risks, including:

•delays in necessary approvals to install the facilities or objections to our activities or those of our customers aired by aboriginal or community interests, environmental and/or neighborhood groups which may cause delays in the granting of such approvals and/or the overall progress of a project;
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

Cybersecurity threats in particular develop and evolve rapidly, including from emerging technologies, such as advanced forms of artificial intelligence (AI). Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. Such threats include, but are not limited to, malicious software, attempts to gain unauthorized access to data, ransomware attacks and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of or denial of access to confidential or otherwise protected information and corruption of data. We have experienced, and expect to continue to confront, efforts by hackers and other third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information systems and networks. While we have not experienced a material cybersecurity incident in the last three years, a material cybersecurity incident could result in increased costs to prevent, respond to or mitigate cybersecurity incidents, damage to our brand or reputation, or otherwise result in a material adverse effect on our business, financial condition, results of operations or liquidity. Moreover, a delay in or failure to detect a cybersecurity incident, or the full extent of an incident, could exacerbate the effects of the incident.

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

We occasionally rely on commercially available software products to support and operate key business functions. For many of these, third‑party vendors have incorporated, or are in the process of incorporating, AI capabilities into their products. The integration of AI features by our suppliers introduces additional risks, including potential vulnerabilities arising from opaque or proprietary model architectures, limitations on our ability to independently audit or validate these AI‑enabled functions, and increased dependence on vendor‑driven updates or controls. Although we have adopted risk‑mitigation principles and practices aligned with the National Institute of Standards and Technology Artificial Intelligence Risk Management

Framework (AI RMF), including processes designed to assess, monitor, and govern the behavior, security, and reliability of AI‑enabled systems, these measures are new and may not be sufficient to eliminate all risks associated with the use of AI technologies. As a result, we may be exposed to operational, compliance, cybersecurity, and data integrity risks associated with the performance or behavior of embedded AI systems. If these AI features do not function as intended, are improperly trained, or generate inaccurate, biased, or misleading outputs, we could experience system implementation failures, operational disruptions, or decision‑making based on erroneous information. Such outcomes could adversely affect business performance, impair customer or stakeholder trust, or harm our reputation.

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

Our reporting currency is the U.S. dollar, and we are exposed to currency exchange risk primarily between the U.S. dollar and the Australian and Canadian dollars. For the year ended December 31, 2025, 100% of our revenues originated from subsidiaries outside of the U.S. and were denominated in either the Australian dollar or the Canadian dollar. As a result, a material decrease in the value of these currencies relative to the U.S. dollar has had, and may have in the future, a negative impact on our reported revenues, net income, financial condition and cash flows. Any currency controls implemented by local monetary authorities in countries where we currently operate could also adversely affect our business, financial condition and results of operations. We may attempt to limit the risks of currency fluctuation where possible by entering into financial instruments to protect against foreign currency exposure, but, to date, we have not entered into any foreign currency financial instruments. Our efforts to limit exchange risks may be unsuccessful, thereby exposing us to foreign currency fluctuations that could cause our results of operations, financial condition and cash flows to deteriorate.

Our indebtedness could restrict our strategy and operations and make us more vulnerable to adverse economic conditions.

As of December 31, 2025, we had approximately $182.8 million outstanding under the revolving portion of our Syndicated Facility Agreement (as amended to date, the Credit Agreement), $0.9 million of outstanding letters of credit and an additional $75.9 million in remaining capacity to borrow under the revolving portion of the Credit Agreement. If market or other economic conditions remain depressed or further deteriorate, our borrowing capacity may be reduced.

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

We recorded impairments of our long-lived assets of zero, $11.6 million and $1.4 million in 2025, 2024 and 2023, respectively. As of December 31, 2025, goodwill of $7.5 million at our Australian reporting unit represented 2% of total assets.

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

We expect to gain certain business, financial and strategic advantages as a result of business combinations or asset acquisitions we undertake, including synergies and operating efficiencies. Our forward-looking statements assume that we will successfully integrate our acquisitions and realize these intended benefits. For example, on May 6, 2025, we acquired the assets of Qantac Pty Ltd (Qantac), located in Queensland, Australia (the Qantac Acquisition) for total consideration of A$105 million (or approximately US$68 million) in cash. The Qantac Acquisition included four villages, with 1,368 rooms in Australia’s Bowen Basin and the associated accommodation assets, land and customer contracts. There can be no assurance that we will successfully integrate the assets from the Qantac Acquisition into our existing operations in the Bowen Basin or realize the anticipated synergies, operating efficiencies or financial benefits within the expected timeframe, or at all. Additionally, the success of any other acquisitions we make depends, in large part, (i) on the risk that any such acquisition may not be completed in a timely manner or at all, which may adversely affect our business and the price of our common shares, and (ii) our ability to realize the anticipated benefits, including operating synergies from integrating such assets and retaining key employees, vendors and customers associated with such acquired assets. An inability to successfully integrate acquired assets or businesses and to realize expected strategic advantages as a result of any acquisition would negatively affect the anticipated benefits of any such acquisition.

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

All our consolidated revenue is attributable to operations in Australia and Canada in the year ended December 31, 2025. Risks associated with our operations in Australia and Canada include, but are not limited to, (i) different taxing regimes; (ii) changing political conditions at the federal, provincial or state level; (iii) changing international and U.S. monetary policies; and (iv) regional economic downturns.

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

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital and assess acquisitions. Furthermore, many members of the investment community, as well as political advocacy groups, are increasing their focus on ESG practices and disclosures by public companies, and concerns over climate change have resulted in, and are expected to continue to result in, the adoption of regulatory requirements relating to climate-related disclosures. As a result, we may continue to face increasing pressure regarding and focus on our ESG disclosures and practices, and mandatory reporting obligations could increase our compliance burden and costs. We update our ESG Report annually on our website, which outlines our progress and ongoing efforts to advance our ESG initiatives. Our disclosures on these matters rely on management’s expectations as of the date the statements are first made, as well as standards for measuring progress that are still in development, and may change or fail to be realized. These expectations and standards may continue to evolve. If our ESG disclosures and practices do not meet regulatory, investor or other stakeholder expectations and standards, which continue to evolve, it could have a material adverse effect on our business or demand for our services. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to ESG, including criticizing companies for their ESG disclosures and practices and enacting or proposing “anti-ESG” legislation or policies. By updating our ESG Report annually, our business may also face increased scrutiny related to ESG activities and be unable to satisfy all stakeholders. Additionally, members of the investment community may screen our ESG disclosures and performance before investing in our common shares.

See Item 1. “Business - Government Regulation” of this annual report for a more detailed description of our climate-change related risks.

Risks Related to Our Common Shares

The market price and trading volume of our common shares may be volatile.

The market price of our common shares has historically experienced and may continue to experience volatility. For example, during 2025, the market price of our common shares ranged from a low of $18.01 per share to a high of $27.55 per share. The market price of our common shares may be influenced by many factors, some of which are beyond our control, including those described above and the following:

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

In addition, in recent years the stock market has experienced substantial price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons potentially unrelated to their operating performance. For example, our share price may experience substantial volatility due to uncertainty regarding commodity prices. These market fluctuations, regardless of the cause, may materially and adversely affect our share price, regardless of our operating results. Price volatility may cause the average price at which we repurchase our common shares (see Note 15 – Share Repurchase Programs and Dividends for a discussion of repurchases of our common shares) in a given period to exceed the share price at a given point in time. In addition, stock market volatility may impact our ability to access the capital markets in the future on acceptable terms or at all. Furthermore, the trading market for our common shares is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

The repurchases of our common shares or payment of dividends are each within the discretion of our Board of Directors, and there is no guarantee that we will repurchase common shares or pay any dividends in the future or at levels anticipated by our shareholders.

The amount and timing of all future repurchases of common shares pursuant to our share repurchase program, if any, or payments of dividends are each subject to the discretion of the Board of Directors (Board) and will depend upon business conditions, results of operations, financial condition and other factors. Our Board may, without advance notice, suspend or terminate our share repurchase program or discontinue the payment of dividends. For example, in April 2025, our Board suspended quarterly dividends on our common shares to prioritize returning capital to our shareholders through ongoing share repurchases. There can be no assurance that we will recommence dividend payments or repurchase our common shares in the future. The repurchase of shares under our share repurchase program could increase our leverage or diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic growth projects. In addition, any elimination of, or downward revision in, our share repurchase program could have an adverse effect on the market price of our common shares. While the U.S. has imposed an excise tax on U.S. domestic corporations repurchasing stock, our share repurchase program is not subject to this tax. A similar 2% tax has been imposed in Canada, effective January 1, 2024, which applies to us and may impact the tax efficiency of our share repurchase program.
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

Risks Related to Our Structure

We are subject to various Australian, Canadian and other taxes.

Our effective tax rates (including our Australian and Canadian tax rate) are dependent on a variety of factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in jurisdictions in which we operate, currency exchange rate fluctuations (especially between Australian and U.S. dollars and Canadian and U.S. dollars) and significant changes in trade, monetary or fiscal policies of Australia and Canada, including changes in interest rates, withholding taxes, tax treaties and federal and provincial tax rates generally. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of any number of the events or circumstances described in such factors may be (and, in fact, often seem to be) interrelated, and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

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

The tax laws of Australia, Canada and the U.S. could change in the future, and such changes could cause a material change in our effective corporate tax rate. As a result, our realized effective tax rate may be materially different from our current expectation. Our provision for income taxes will be based on certain estimates and assumptions made by management in consultation with our tax and other advisors. Our consolidated income tax rate will be affected by the amount of net income earned in Australia, Canada and our other operating jurisdictions, the availability of benefits under tax treaties, and the rates of taxes payable in respect of that income. We will enter into many transactions and arrangements in the ordinary course of business in respect of which the tax treatment is not entirely certain. We will therefore make estimates and judgments based on our knowledge and understanding of applicable tax laws and tax treaties, and the application of those tax laws and tax treaties to our business, in determining our consolidated tax provision. The final outcome of any audits by taxation authorities may differ from the estimates and assumptions we may use in determining our consolidated tax provisions and accruals. This could result in a material adverse effect on our consolidated income tax provision, financial condition and the net income for the period in which such determinations are made.

The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business and the Organization for Economic Co-operation and Development (the “OECD”) continue to focus on issues related to the taxation of multinational corporations. For example, the OECD's two-pillar plan to reform international taxation remains a key initiative, with proposals to ensure a fairer distribution of profits among countries and to impose a floor on tax competition through the introduction of a global minimum tax. The tax laws of countries in which we and our affiliates do business have already begun to change based on this two-pillar plan and could change further on a prospective or retroactive basis (or both), and any such changes could materially adversely affect us.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

 Risk Management and Strategy

We recognize the importance of developing, implementing and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity and availability of our data. Civeo has implemented and maintains mechanisms, controls, technologies, systems and other processes designed to prevent or mitigate data loss, theft, misuse or other security incidents or vulnerabilities affecting Civeo’s systems and the data we collect, process, store and transmit as part of our businesses. Civeo leverages controls modeled in the Center for Internet Security (CIS) controls framework and the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) to evaluate our cybersecurity capabilities and to inform the implementation and configuration of certain systems, processes, and technologies. Our processes for assessing, identifying, and managing material risks from cybersecurity threats have been integrated into our overall risk management system and processes. Cybersecurity events are collected, evaluated and, when appropriate, escalated to the Chief Information Security Officer (CISO) for impact analysis utilizing our cybersecurity risk management policy.

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

Cybersecurity risks are monitored and evaluated by management through an internal compliance program with oversight by internal audit. We engage various third-party cybersecurity partners, such as auditors, assessors and consultants to perform penetration testing and audits on our cybersecurity profile. With the assistance of a third-party cybersecurity consultant, we also conducted three cyber breach simulation exercises in the last five quarters, focused on incident management and communication processes. These third-party partnerships enable us to leverage specialized knowledge and insights, and are meant to ensure our cybersecurity strategies and processes remain appropriately tailored to the company’s risk profile. We also conduct due diligence on our key technology vendors and other contractors and suppliers. In order to promote a company-wide culture of cybersecurity risk management, management has also implemented programs to both test and train our employees on cybersecurity fundamentals, including both annual and ongoing information security awareness training.

Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected us, including our business strategy, results of operations, or financial condition, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us. See Part I, Item 1A, “Risk Factors,” under the heading “Risks Related to Our Operations - Our business could be negatively impacted by security threats, including cybersecurity threats and other disruptions” for more information regarding the risks we face.

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

ITEM 2. Properties

The following presents information about our principal properties and facilities as of December 31, 2025. Except as indicated, we own all of the properties or facilities listed below. Each of the properties is encumbered by our secured credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 10 – Debt to the notes to consolidated financial statements included in Item 8 of this annual report for additional information concerning our credit facilities. For a discussion about how each of our business segments utilizes its respective properties, see Item 1, “Business” of this annual report.

Location	Approximate Square Footage/Acreage	Description
Australia:
Coppabella, Queensland, Australia	192 acres	Coppabella Village
Narrabri, New South Wales, Australia	82 acres	Narrabri Village
Boggabri, New South Wales, Australia	52 acres	Boggabri Village
Dysart, Queensland, Australia	50 acres	Dysart Village
Middlemount, Queensland, Australia	37 acres	Middlemount Village
Nebo, Queensland, Australia	26 acres	Nebo Village
Rosewood, Queensland, Australia	18 acres	Rosewood Village
Moranbah, Queensland, Australia	17 acres	Moranbah Village
Waratah, Queensland, Australia	11 acres	Waratah Village
Karratha, Western Australia, Australia	11 acres	Karratha Village
Acacia, Queensland, Australia	3 acres	Acacia Village
Vitrinite, Queensland, Australia	3 acres	Vitrinite Village
Perth, Western Australia, Australia (lease)	13,500 sq. feet	Office
Sydney, New South Wales, Australia (lease)	11,437 sq. feet	Office
Brisbane, Queensland, Australia (lease)	5,543 sq. feet	Office
Canada:
Fort McMurray, Alberta (leased land)	240 acres	Wapasu Creek Lodge
Fort McMurray, Alberta (leased land)	138 acres	Fort McMurray Village
Fort McMurray, Alberta (leased land)	135 acres	Conklin Lodge
Fort McMurray, Alberta (leased land)	128 acres	Beaver River and Athabasca Lodges
Kitimat, British Columbia	59 acres	Sitka Lodge
Fort McMurray, Alberta (leased land and lodges)	58 acres	Hudson and Borealis Lodges
Acheson, Alberta (lease)	40 acres	Office and warehouse
Vanderhoof, British Columbia	33 acres	Storage yard
Fort McMurray, Alberta (leased land)	30 acres	Greywolf Lodge
Fort McMurray, Alberta (leased land)	18 acres	Anzac Lodge
Edmonton, Alberta (lease) (1)	86,376 sq. feet	Office and commercial production kitchen
Edmonton, Alberta (lease) (2)	23,648 sq. feet	Office
Calgary, Alberta (lease)	7,000 sq. feet	Office
U.S.:
Houston, Texas (lease)	10,639 sq. feet	Principal executive offices
Killdeer, North Dakota	39 acres	Killdeer Lodge

(1) The office and commercial production kitchen was vacated as of December 31, 2025 and the related lease expired in February 2026.
(2) This new office in Canada replaced the office and commercial production kitchen.

We also own various undeveloped properties in British Columbia.

We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing additional suitable space upon expiration of our current lease terms.

Leased land for our lodge properties in Canada refers to land leased from the Alberta government. We also lease land for our Karratha Village from the state government in Australia. Generally, these leases have an initial term of ten years and are scheduled to expire between 2027 and 2035 with the exception of one lease that expires in 2049.

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

Holders of Record

As of February 26, 2026, there were 9 holders of record of Civeo common shares.

Dividend Information

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
The following performance graph and chart compare the cumulative total return to holders of our common shares with the cumulative total returns of the Standard & Poor's 500 Stock Index, Philadelphia OSX and with that of our peer group, for the period from December 31, 2020 to December 31, 2025. The graph and chart show the value, at the dates indicated, of $100 invested at December 31, 2020 and assume the reinvestment of all dividends, as applicable.

Our peer group consists of the following:

Badger Daylighting Ltd.	Nine Energy Service, Inc.
Black Diamond Group Limited	North American Construction Group
Dexterra Group Inc.	Oil States International, Inc.
Enerflex Ltd.	Precision Drilling Corporation
Forum Energy Technologies, Inc.	Select Energy Services Inc.
Matrix Service Company	Target Hospitality Corp.
McGrath RentCorp	Tetra Technologies, Inc.
NPK International Inc. (formerly Newpark Resources, Inc.)	Total Energy Services Inc.

Note: The current peer group remained unchanged for 2025.

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Civeo Corporation	$100.00	$137.91	$223.74	$168.16	$174.21	$177.00
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
PHLX Oil Service Sector	$100.00	$120.74	$194.98	$198.71	$175.53	$181.73
Peer Group	$100.00	$135.42	$150.19	$161.49	$187.58	$197.11

The performance graph above is furnished and not filed for purposes of the Securities Act and the Exchange Act. The performance graph is not soliciting material subject to Regulation 14A.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Registered Equity Securities by Registrant or its Affiliates in the Fourth Quarter

The following provides information about purchases of our common shares during the three months ended December 31, 2025.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
October 1, 2025 - October 31, 2025	152,412	$22.03	152,412	692,034
November 1, 2025 - November 30, 2025	64,014	$22.34	64,014	628,020
December 1, 2025 - December 31, 2025	6,000	$22.28	6,000	622,020
Total	222,426	$22.13	222,426	622,020

(1)    In April 2025, our Board authorized the repurchase of up to 20% of our total common shares which are issued and outstanding at that date, or approximately 2.7 million common shares (the 2025 Share Repurchase Program). Under the 2025 Share Repurchase Program, we may repurchase shares through a variety of methods, including but not limited to open market repurchases, pursuant to a Rule 10b5‑1 compliant plan, or privately negotiated transactions. The 2025 Share Repurchase Program does not expire. We repurchased an aggregate of 222,426 of our common shares outstanding for approximately $4.9 million under the 2025 Share Repurchase Program during the three months ended December 31, 2025.

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

This section of this annual report generally discusses key operating and financial data as of and for the years ended 2025 and 2024 and provides year-over-year comparisons for such periods. For a similar discussion and year-over-year comparisons to our 2023 results, refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025.

Description of the Business

We provide hospitality services to remote workforces in Australia and Canada, including catering and food service, lodging, housekeeping and maintenance at accommodation facilities that we or our customers own. We also provide services that support the day-to-day operations of these facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also manage development activities for workforce accommodation facilities, including site selection, permitting, engineering and design and manufacturing and site construction management, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active metallurgical (met) coal, oil, iron ore and liquefied natural gas (LNG) producing regions, and our customers include mining companies, major and independent oil companies, construction, engineering companies and oilfield and mining service companies. We operate in two principal reportable business segments – Australia and Canada.

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this annual report to “dollars” or “$” are to United States (U.S.) dollars.

Overview and Macroeconomic Environment

Demand for the majority of our hospitality services is driven primarily by ongoing operations of existing natural resource projects in Australia and Canada. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure. Long-term demand for our services has been driven by natural resource production, maintenance, operation and expansion of those facilities. In general, industry capital spending programs are based on the outlook for commodity prices, production costs, economic growth, perceived political risk, global commodity supply/demand, reserve replacement requirements, estimates of resource production, annual maintenance requirements, inclusive of turnaround requirements, and the expectations of our customers' shareholders. As a result, demand for our hospitality services is sensitive to expected commodity prices, principally related to met coal, oil, iron ore and LNG, and the resultant impact of these commodity price expectations on our customers' spending. In addition to these historical demand drivers, there is increasing demand, of relative significance, for our assets and services tied to data center construction. This is principally occurring in the U.S. but could begin to occur in Australia and Canada as well. Other factors that can affect our business and financial results include the general global economic environment, including inflationary pressures, supply chain disruptions and labor shortages, the impact of global tariff changes and other changes to trade policies, volatility affecting the banking system and financial markets, availability of capital to the natural resource industry and regulatory changes in Australia, Canada and other markets, including governmental measures introduced to mitigate climate change.

Commodity Prices

Both oil prices and met coal prices experienced swings of greater than 10% during 2025, when compared to year end 2024 prices, with each commodity testing multi-year lows during 2025. While prices for the commodities that our customers produce have stabilized in late 2025 and early 2026, there is risk of future volatility. The factors that could drive such volatility and underlying activity include expectations for global macroeconomic stability and growth, inflationary pressures, higher interest rates, economic growth (or contraction) in China and resultant economic stimulus by the Chinese government, the impact of changes to global tariff and trade policies, actions taken by Organization of the Petroleum Exporting Countries Plus (OPEC+) to adjust oil production levels, geopolitical events such as the ongoing conflicts in Russia/Ukraine, Venezuela and the Middle East, U.S. oil production levels and regulatory implications on such prices. In Canada, recent tensions between the U.S Administration and Canadian leadership have driven an increase in political support to fast-track infrastructure projects which could include pipelines for LNG or oil, carbon capture installation for oil producing operations and mining for critical minerals.

Recent Commodity Prices

Recent met coal, iron ore, West Texas Intermediate (WTI) crude, and Western Canadian Select (WCS) crude pricing trends are as follows:

	Average Price (1)
Quarter ended	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)	WTI Crude (per bbl)	WCS Crude (per bbl)
First Quarter through February 26, 2026	$237.01	$103.07	$62.24	$47.18
12/31/2025	198.75	100.23	59.24	46.73
9/30/2025	183.06	96.97	65.06	52.48
6/30/2025	186.10	92.70	63.81	53.15
3/31/2025	185.13	97.25	71.47	58.27
12/31/2024	203.50	96.00	70.42	57.50
9/30/2024	210.74	94.54	75.29	59.97
6/30/2024	242.93	106.01	80.83	67.24
3/31/2024	307.68	118.54	77.01	59.48
12/31/2023	332.24	122.24	78.60	55.31
9/30/2023	260.12	111.04	82.50	66.20
6/30/2023	243.54	106.98	73.54	60.25
3/31/2023	341.08	117.08	75.96	56.61

(1)Source: Hard coking coal prices are from IHS Markit, iron ore prices and WCS crude prices are from Bloomberg and WTI crude prices are from U.S. Energy Information Administration.

Met Coal. In Australia, 86% of our Australian owned rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by the level of global steel production which remained subdued with quarterly year-over-year declines in each quarter of 2025. China, Europe and Japan all experienced declines in steel production in 2025, while India and the U.S. continue to see consistent positive growth over the same period. Global tariff changes, recession fears and associated business uncertainty are weighing on current and short-term global steel production. Global steel production during 2025 decreased by 2% compared with 2024.

Met coal prices have remained between $169 and $217 per tonne during 2025, since dropping below $200 per tonne in late 2024. Early in the fourth quarter of 2025 met coal prices remained between $187 and $200 per tonne and increased progressively in December to end 2025 at $216 per tonne. Despite weaker steel production in late 2025, the rally in prices in December 2025 is the result of limited short-term spot market supply. As of February 26, 2026, met coal spot prices were $235.45 per tonne.

With the lower met coal price environment persisting into the early part of the fourth quarter of 2025, producers continued to re-evaluate their production levels and costs. In late September 2025, several large and mid-tier producers in Queensland, Australia reported making production cuts and workforce reductions in response to pressure on operating margins. While there has been an increase in prices in late 2025, with prospective met coal supply expected to enter the market from both Australia and the U.S. in 2026, downward pressure on prices towards $200 are forecast in early 2026. Such improvements in the supply and demand fundamentals for met coal may further be impacted by ongoing geopolitical tensions associated with global tariffs and trade agreements.

Iron Ore. Iron ore prices declined to average $96.79 per tonne during 2025, down from the 2024 average of $103.77 per tonne, primarily driven by demand from steel producer restocking activity. Iron ore supply late in 2025 strengthened due to favorable weather conditions in Brazil and is expected to strengthen further with additional supply coming to the market in early 2026. During the fourth quarter of 2025 prices remained buoyant between $99 and $106 despite weaker steel production and increasing market supply. As further supply continues to enter the market in 2026, downward pressure on prices is forecast.
WTI Crude. In an effort to retain and recapture global market share, OPEC+ began reversing previously implemented production cuts at the beginning of the second quarter of 2025 and continuing through the fourth quarter of 2025, increasing production despite softer global demand for oil. The combined impact of these factors reduced WTI prices, which are down approximately 25% through the end of 2025 as compared to the end of 2024. Forecasts currently have oil prices averaging below $60.00 per barrel in 2026. In light of this macroeconomic backdrop, our Canadian oil sands customers are increasingly prioritizing capital discipline, pushing for lower operating costs and headcount reductions.

WCS Crude. In Canada, WCS crude is the benchmark price for our oil sands customers. Pricing for WCS is driven by several factors, including the underlying price for WTI crude, the availability of transportation infrastructure (consisting of pipelines and crude by railcar), refinery blending requirements and governmental regulation. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and export capacity limitations to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. As a result of the U.S. government’s recent takeover of the Venezuelan oil production, there is a new a concern that Venezuelan heavy crude may displace refinery demand for Canadian heavy crude on the U.S. Gulf Coast.
WCS prices in the fourth quarter of 2025 averaged $46.73 per barrel compared to an average of $57.50 in the fourth quarter of 2024. The WCS Differential decreased from $12.92 per barrel at the end of the fourth quarter of 2024 to $12.50 at the end of the fourth quarter of 2025. Further, the U.S. administration implemented and amended several new tariffs during 2025. Implementation of tariffs on oil from Canada could have an adverse impact on our Canadian customers profit margins, which may in turn reduce their spending on our accommodations and services.
Other
Qantac Acquisition. On May 6, 2025, we completed the Qantac Acquisition located in Queensland, Australia, which included four villages with 1,368 rooms in Australia’s Bowen Basin and the associated accommodation assets, land and customer contracts. See Note 19. Asset Acquisition to the notes to the consolidated financial statements in Item 8 of this annual report for further discussion.
Inflationary Pressures. Since 2023, price increases resulting from pandemic-related inflation and supply chain concerns have, and are expected to continue to have, a negative impact on our labor and food costs, as well as consumable costs such as fuel. Lingering inflation from the pandemic has recently been exacerbated by changes to global tariffs and trade policies. We are managing inflation risk with negotiated service scope changes and contractual protections. Although inflation resulting from global tariffs implemented or threatened by the U.S. administration, and the resulting retaliations by its trading partners, did not materially impact our cost structure in 2025, concerns remain that inflationary pressures could return in the future.
Labor Shortages. In addition to the macro inflationary impacts on labor costs noted above, we continue to be impacted by increased staff costs as a result of hospitality labor shortages in Australia. Australia’s labor market remains historically tight, with unemployment holding just above 4% and job mobility (movement of workers between different employers or businesses) at its lowest in 30 years. A persistent overhang of vacancies continues to constrain recruitment, while government stimulus has disproportionately driven job growth in healthcare, aged care, education and public services. Despite easing inflation, regulated labor costs remain high, with the Fair Work Commission decisions pushing wage increases well above Consumer Price Index changes, and statutory increases in superannuation, workers’ compensation and payroll tax are further inflating total labor costs. For hospitality, this combination of scarce labor supply, competition from government-funded sectors and rising employment costs creates sustained pressure on staffing productivity and availability.

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

	Year Ended December 31,
	2025	2024	Change	Percentage
Average Australian dollar to U.S. dollar	$0.645	$0.660	(0.015)	(2.3)%
Average Canadian dollar to U.S. dollar	$0.716	$0.730	(0.015)	(2.0)%

	As of December 31,
	2025	2024	Change	Percentage
Australian dollar to U.S. dollar	$0.667	$0.620	0.048	7.7%
Canadian dollar to U.S. dollar	$0.730	$0.695	0.035	5.0%

These fluctuations of the Australian and Canadian dollars have had and will continue to have an impact on the translation of earnings generated from our Australian and Canadian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the global economy, commodity prices, demand for met coal, oil, iron ore and LNG, inflation, trade policy and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2026 capital expenditures will be in the range of approximately $25 million to $30 million, of which $20 million is anticipated to relate to maintenance and $10 million related to growth and strategic initiatives, including investments in information technology infrastructure to support our business. This compares to 2025 capital expenditures of $20.2 million, of which $11.2 million is associated with maintenance and $9.0 million related to growth projects, including the reactivation of our Buffalo Lodge in Canada and Wi-Fi infrastructure improvements in Australia. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity.

See “Liquidity and Capital Resources” below for further discussion on 2026 and 2025 capital expenditures.

Results of Operations

Unless otherwise indicated, discussion of results for the year ended December 31, 2025 is based on a comparison with the corresponding period of 2024.

Results of Operations – Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	Year Ended December 31,
	2025	2024	Change

	($ in thousands)
Revenues
Australia	$460,295	$426,956	$33,339
Canada	178,554	245,087	(66,533)
Other	—	10,079	(10,079)
Total revenues	638,849	682,122	(43,273)
Costs and expenses
Cost of sales and services
Australia	339,457	315,374	24,083
Canada	147,991	207,135	(59,144)
Other	313	10,158	(9,845)
Total cost of sales and services	487,761	532,667	(44,906)
Selling, general and administrative expenses	75,342	73,350	1,992
Depreciation and amortization expense	72,618	68,038	4,580
Impairment expense	—	11,581	(11,581)
Gain on sale of McClelland Lake Lodge assets, net	—	(5,744)	5,744
Other operating (income) expense	(987)	898	(1,885)
Total costs and expenses	634,734	680,790	(46,056)
Operating income	4,115	1,332	2,783

Interest expense, net	(11,254)	(7,786)	(3,468)
Other income	683	517	166
Loss before income tax	(6,456)	(5,937)	(519)
Income tax expense	(13,620)	(12,492)	(1,128)
Net loss	(20,076)	(18,429)	(1,647)
Less: Net loss attributable to noncontrolling interest	(5)	(1,362)	1,357
Net loss attributable to Civeo Corporation	$(20,071)	$(17,067)	$(3,004)

We reported net loss attributable to Civeo for 2025 of $20.1 million, or $1.59 per diluted share. As further discussed below, net loss included $5.5 million of shareholder activist related costs and $2.2 million of cost saving initiatives in Canada related to severance, two lodge closures and other real estate rationalization efforts.

We reported net loss attributable to Civeo for 2024 of $17.1 million, or $1.19 per diluted share. As further discussed below, net loss included $5.7 million of net gains associated with the sale of McClelland Lake Lodge in Canada and a $11.6 million pre-tax loss resulting from the impairment of fixed assets included in Impairment expense.

Revenues. Consolidated revenues decreased $43.3 million, or 6%, in 2025 compared to 2024. This decrease was primarily driven by (i) lower billed rooms at our oil sands lodges in Canada as producers in the region remain focused on reducing operating costs, (ii) reduced occupancy at our Sitka Lodge in Canada beginning in the third quarter of 2024 as the Kitimat LNG facility was nearing completion and subsequently commenced operations in the second quarter of 2025, (iii) reduced food service and other services revenue in Canada as client maintenance work in 2024 did not recur to the same extent in 2025 and (iv) a weaker Australian and Canadian dollar relative to the U.S. dollar in 2025 compared to 2024. These items were partially offset by an increase in Australia related to the Qantac Acquisition in the second quarter of 2025 and new business in our integrated services villages in Western Australia and Queensland. The assets from the Qantac Acquisition generated $20.2 million of revenues in 2025. See below for further discussion of segment results of operations.

Cost of Sales and Services. Our consolidated cost of sales and services decreased $44.9 million, or 8.4%, in 2025 compared to 2024. This decrease was primarily due to (i) lower costs at various lodges in Canada due to reduced occupancy levels, (ii) reduced costs at various lodges and reduced indirect costs as a result of various cost reduction measures in Canada implemented in late 2024 and early 2025, (iii) lower costs related to the reduced mobile asset activity in Canada from pipeline projects for which final costs were incurred in the first six months of 2024, (iv) reduced food service and other services costs in Canada as client maintenance work in 2024 did not recur to the same extent in 2025 and (v) a weaker Australian and Canadian dollar relative to the U.S. dollar in 2025 compared to 2024. These items were partially offset by an increase in Australia related to the Qantac Acquisition in the second quarter of 2025 and new business in our integrated services villages in Western Australia and Queensland and associated overhead costs. See below for further discussion of segment results of operations.

Selling, General and Administrative Expenses. SG&A expense increased $2.0 million, or 3%, in 2025 compared to 2024. This increase was primarily due to higher professional fees of $4.9 million due to shareholder activist related costs of $5.5 million in 2025 compared to 2024, partially offset by lower travel and entertainment costs of $1.1 million, down 38% year-of-year, lower office expenses of $1.1 million, lower incentive compensation cost of $0.9 million and a weaker Australian and Canadian dollar relative to the U.S. dollar in 2025 compared to 2024.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.6 million, or 7%, in 2025 compared to 2024. The increase was primarily due to additional property, plant and equipment acquired through the Qantac Acquisition and shortening the lives on certain assets in Canada, partially offset by a weaker Australian and Canadian dollar relative to the U.S. dollar in 2025 compared to 2024 and reduced depreciation expense resulting from impairments recorded in 2024.

Impairment Expense. We recorded pre-tax impairment expense of $11.6 million in 2024 associated with long-lived assets in Australia and the U.S.

See Note 4 - Impairment Charges to the notes to the consolidated financial statements included in Item 8 of this annual report for further discussion.

Gain on Sale of McClelland Lake Lodge Assets, net. We recorded $5.7 million in net gains associated with the sale of the McClelland Lake Lodge in 2024.

Operating Income. Operating income increased $2.8 million, or 209%, in 2025 compared to 2024 primarily due to higher activity levels in Australia in 2025 compared to 2024 and impairment expenses recorded in 2024. These items were partially offset by lower lodge occupancy in Canada, higher depreciation and amortization expense and higher SG&A expense in 2025 compared to 2024. In addition, 2024 included a net gain on sale of McClelland Lake Lodge assets.

Interest Expense, net. Net interest expense increased $3.5 million, or 45%, in 2025 compared to 2024, primarily related to higher average debt levels, partially offset by lower interest rates on credit facility borrowings in 2025 compared to 2024.

Income Tax Expense.  Our income tax expense for 2025 totaled $13.6 million, or (211.0)% of pretax loss, compared to an expense of $12.5 million, or (210.4)% of pretax loss for 2024. Our effective tax rate for 2025 and 2024 was lower than the Canadian federal statutory rate of 15% primarily due to pre-tax losses in Canada and the U.S. with no corresponding tax benefit. Full valuation allowances are maintained against net deferred tax assets in both Canada and the U.S. In 2025, the tax benefit in Canada and the U.S. was offset by an increase to the valuation allowance of $10.6 million.

Other Comprehensive Income (Loss). Other comprehensive income increased $37.8 million in 2025 compared to 2024 primarily as a result of foreign currency translation adjustments due to changes in the Australian and Canadian dollar exchange rates compared to the U.S. dollar. The Australian dollar exchange rate compared to the U.S. dollar increased 7.7% in 2025 compared to a 9.0% decrease in 2024. The Canadian dollar exchange rate compared to the U.S. dollar increased 5.0% in 2025 compared to an 8.1% decrease in 2024.

Segment Results of Operations – Australian Segment

	Year Ended December 31,
	2025	2024	Change
Revenues ($ in thousands)
Accommodation and associated services revenue (1)	$211,761	$196,684	$15,077
Integrated services and other services revenue (2)	248,534	230,272	18,262
Total revenues	$460,295	$426,956	$33,339

Cost of sales ($ in thousands)
Accommodation and associated services cost	$103,275	$94,344	$8,931
Integrated services and other services cost	222,259	208,627	13,632
Indirect other cost	13,923	12,403	1,520
Total cost of sales and services	$339,457	$315,374	$24,083

Gross margin as a % of revenues	26.3%	26.1%	0.02%

Average daily rate for owned villages (3)	$76	$78	$(2)

Total billed rooms for owned villages (4)	2,783,893	2,524,108	259,785

Australian dollar to U.S. dollar	$0.645	$0.660	$(0.015)

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

Our Australian segment reported revenues in 2025 that were $33.3 million, or 8%, higher than in 2024. The weakening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 2.3% in 2025 compared to 2024 resulted in a $10.5 million period-over-period decrease in revenues. On a constant currency basis, the Australian segment experienced a 10.3% period-over-period increase in revenues. Excluding the impact of the weaker Australian exchange rate, the increase in the Australian segment was driven by the Qantac Acquisition in the second quarter of 2025 and new business in our integrated services villages in Western Australia and Queensland.

Our Australian segment cost of sales and services increased $24.1 million, or 8%, in 2025 compared to 2024. The weakening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 2.3% in 2025 compared to 2024 resulted in a $7.7 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Australian exchange rate, the increase in cost of sales and services in the Australian segment was largely driven by the Qantac Acquisition and new business in our integrated services villages in Western Australia and Queensland and the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues increased from 26.1% in 2024 to 26.3% in 2025. This was primarily driven by increased relative contribution from our accommodation business associated with the Qantac Acquisition and improved profitability across our integrated services villages in 2025. Our accommodation business generates higher gross margins than our integrated services business which has a service-only business model.

Segment Results of Operations – Canadian Segment

	Year Ended December 31,
	2025	2024	Change
Revenues ($ in thousands)
Accommodation and associated services revenue (1)	$150,651	$214,774	$(64,123)
Mobile facility rental and associated services revenue (2)	1,587	1,523	64
Integrated services and other services revenue (3)	26,316	28,790	(2,474)
Total revenues	$178,554	$245,087	$(66,533)

Cost of sales and services ($ in thousands)
Accommodation and associated services cost	$114,964	$164,089	$(49,125)
Mobile facility rental and associated services cost	345	4,940	(4,595)
Integrated services and other services cost	24,489	27,201	(2,712)
Indirect other cost	8,193	10,905	(2,712)
Total cost of sales and services	$147,991	$207,135	$(59,144)

Gross margin as a % of revenues	17.1%	15.5%	1.6%

Average daily rate for owned lodges (4)	$97	$97	$—

Total billed rooms for owned lodges (5)	1,550,435	2,205,700	(655,265)

Average Canadian dollar to U.S. dollar	$0.716	$0.730	$(0.015)

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

Our Canadian segment reported revenues in 2025 that were $66.5 million, or 27%, lower than 2024. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 2.0% in 2025 compared to 2024 resulted in a $3.6 million period-over-period decrease in revenues. Excluding the impact of the weaker Canadian exchange rate, the revenue decrease was driven by (i) lower billed rooms at our oil sands lodges, down 29% year-over-year, as producers in the region remain focused on reducing operating costs, (ii) reduced occupancy at our Sitka Lodge beginning in the third quarter of 2024 as the Kitimat LNG facility was nearing completion and subsequently commenced operations in the second quarter of 2025 and (iii) lower food service and other services revenue as client maintenance work in 2024 did not recur to the same extent in 2025.

Our Canadian segment cost of sales and services decreased $59.1 million, or 29%, in 2025 compared to 2024. The weakening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 2.0% in 2025 compared to 2024 resulted in a $3.1 million period-over-period decrease in cost of sales and services. Excluding the impact of the weaker Canadian exchange rate, the decrease in cost of sales and services was largely driven by (i) lower costs at various lodges due to reduced occupancy levels, (ii) reduced costs at various lodges and reduced indirect costs as a result of various cost reduction measures implemented in late 2024 and early 2025, (iii) lower costs related to the reduced mobile asset activity from pipeline projects for which final costs were incurred in the first six months of 2024 and (iv) reduced food service and other services costs as client maintenance work in 2024 did not recur to the same extent in 2025.

Our Canadian segment gross margin as a percentage of revenues increased from 15.5% in 2024 to 17.1% in 2025. This was primarily driven by final costs for pipeline projects in 2024 that did not recur in 2025 and various cost reduction measures implemented in late 2024 and early 2025 impacting indirect costs.

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

The following summarizes our material future cash requirements at December 31, 2025, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in thousands):

	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Debt maturities	$182,842	$—	$182,842	$—	$—
Interest payments (1)	28,055	10,733	17,322	—	—
Purchase obligations	9,010	9,010	—	—	—
Non-cancelable lease obligations	20,923	5,531	8,894	4,476	2,022
Asset retirement obligations – expected cash payments	64,885	2,291	3,126	3,101	56,367
Total contractual cash obligations	$305,715	$27,565	$212,184	$7,577	$58,389

(1)Interest payments due under the Credit Agreement, which matures on August 8, 2028; based on an interest rate of 5.9% for Canadian revolver borrowings.

Our debt obligations at December 31, 2025 are reflected in our consolidated balance sheet, which is a part of our consolidated financial statements in Item 8 of this annual report. We have not entered into any material leases subsequent to December 31, 2025.

The following summarizes our consolidated liquidity position as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Lender commitments	$265,000	$245,000
Reductions in availability (1)	(5,344)	(3,635)
Borrowings against revolving credit capacity	(182,842)	(43,299)
Outstanding letters of credit	(866)	(1,100)
Unused availability	75,948	196,966
Cash and cash equivalents	14,439	5,204
Total available liquidity	$90,387	$202,170

(1)As of December 31, 2025 and 2024, $5.3 million and $3.6 million, respectively, of our borrowing capacity under the Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Credit Agreement.

Cash totaling $22.3 million was provided by operations during 2025 compared to $83.5 million provided by operations during 2024. During 2025 and 2024, $28.9 million was used in working capital and $31.8 million was provided by working capital, respectively. The year-over-year increase in cash used in working capital in 2025 compared to 2024 is largely due to higher cash taxes paid in Australia in 2025 compared to 2024 and the collection of receivables in Canada related to the completion of mobile asset pipeline projects 2024 that did not recur in 2025. These items were partially offset by a decrease in cash used for accounts payable and accrued liabilities during 2025 compared to 2024.

Cash used in investing activities during 2025 totaled $90.1 million compared to cash used in investing activities during 2024 of $14.9 million. The increase in cash used in investing activities was primarily due to the Qantac Acquisition and lower proceeds from the sale of property, plant and equipment, partially offset by lower capital expenditures. We received net proceeds from the sale of property, plant and equipment of $2.2 million during 2025 related to the sale of accommodation assets in Canada compared to $11.0 million during 2024 related to the sale of our McClelland Lake Lodge accommodation assets in Canada and the sale of our Louisiana land in the U.S. Capital expenditures totaled $20.2 million and $26.1 million during 2025 and 2024, respectively. Capital expenditures in both periods were primarily related to maintenance. In addition, our 2024 capital expenditures included approximately $2.9 million related to customer-funded infrastructure upgrades in Australia.

We expect our capital expenditures for 2026 to be in the range of $25 million to $30 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts or commitments or attractive risk-adjusted economics. Whether planned expenditures will actually be spent in 2026 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the transaction economics be attractive enough to us compared to the current capital allocation priorities of returning capital to shareholders. We continue to monitor the global economy, commodity prices, demand for met coal, crude oil, LNG and iron ore, inflation and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

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

Based on management’s judgment of capital spending classifications, we believe the following represents the components of capital expenditures and the associated percentage of revenue for the years ended December 31, 2025 and 2024 (in millions):

	Year Ended December 31,
	2025						2024
	Expansion	% Rev	Maint	% Rev	Total	% Rev	Expansion	% Rev	Maint	% Rev	Total	% Rev
Lodge/village	$5.2	0.8%	$9.4	1.5%	$14.6	2.3%	$7.3	1.1%	$13.2	1.9%	$20.5	3.0%
Other	3.8	0.6	1.8	0.3	5.6	0.9	3.2	0.5	2.4	0.4	5.6	0.8
Total	$9.0	1.4%	$11.2	1.8%	$20.2	3.2%	$10.5	1.5%	$15.6	2.3%	$26.1	3.8%

Expansion lodge and village spending in 2025 was primarily related to final costs associated with the reactivation of our Buffalo Lodge in Canada, as well as purchases supporting new contracts at our integrated services business and the Qantac Acquisition in Australia. Expansion lodge and village spending in 2024 was primarily related to costs associated with the customer-supported reactivation of our Buffalo Lodge in Canada and customer-funded infrastructure upgrades at three Australian villages.

Maintenance lodge and village spending in 2025 and 2024 was primarily associated with routine maintenance projects at our major properties.

Other maintenance and expansion spending in 2025 was primarily related to Wi-Fi infrastructure at certain Australian villages, miscellaneous equipment and supplies to support the day-to-day operations at our accommodation facilities and information technology infrastructure to support our business. Other maintenance and expansion spending in 2024 was primarily related to miscellaneous equipment and supplies to support the day-to-day operations at our accommodation and laundry facilities, purchases to support new contacts at our integrated services business in Australia and information technology infrastructure to support our business.

Cash provided by financing activities during 2025 of $74.7 million was primarily due to net borrowings under our revolving credit facilities of $132.8 million primarily to fund the Qantac Acquisition and share repurchases, partially offset by (i) repurchases of our common shares of $53.6 million, (ii) dividend payments of $3.4 million, (iii) payments to settle tax obligations of $0.6 million and (iv) debt issuance costs of $0.4 million. Cash used in financing activities during 2024 of $65.2 million was primarily due to (i) repurchases of our common shares of $29.6 million, (ii) net repayments under our revolving credit facilities of $17.1 million, (iii) dividend payments of $14.4 million, (iv) debt issuance costs of $3.0 million and (v) payments to settle tax obligations of $1.1 million.

The following summarizes the changes in debt outstanding during 2025 (in thousands):

Total
Balance as of December 31, 2024	$43,299
Borrowings under revolving credit facilities	330,131
Repayments of borrowings under revolving credit facilities	(197,295)
Translation	6,707
Balance at December 31, 2025	$182,842

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

In September 2024, our Board authorized a common share repurchase program (the Share Repurchase Program) to repurchase up to 5.0% of our total common shares which are issued and outstanding at that date, or 0.7 million common shares, over a twelve-month period. In March 2025, our Board authorized an increase to the Share Repurchase Program to repurchase up to 10.0% of our total common shares which are issued and outstanding at that date, or 1.4 million common shares, and in April 2025, our Board authorized a further increase to repurchase up to 20.0% of our total common shares which are issued and outstanding at that date, or approximately 2.7 million common shares (the 2025 Share Repurchase Program). The 2025 Share Repurchase Program does not expire.

In addition, our Board declared quarterly dividends of $0.25 per common share to shareholders beginning in the third quarter of 2023 through the first quarter of 2025. Dividend payments of $3.4 million, $14.3 million and $7.4 million were made to shareholders in 2025, 2024 and 2023, respectively. These dividends are eligible dividends pursuant to the Income Tax Act (Canada). See Note 15 – Share Repurchase Programs and Dividends to the notes to the consolidated financial statements included in Item 8 of this annual report for further discussion.

Credit Agreement

As of December 31, 2025, the Credit Agreement provided for: (i) a $265.0 million revolving credit facility scheduled to mature on August 8, 2028, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $200.0 million senior secured revolving credit facility in favor of Civeo and certain of our U.S. subsidiaries, as borrowers; and (C) a $55.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower.

As of December 31, 2025, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.9 million under the Canadian facility. We also had outstanding bank guarantees of A$1.4 million under the Australian facility.

See Note 10 - Debt to the notes to the consolidated financial statements in Item 8 of this annual report for the terms of the Credit Agreement and further discussion regarding our debt.

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

•Red Earth camp – Alberta
•Christina Lake camp – Alberta
•Mobile assets
•Various land holdings in British Columbia purchased in anticipation of potential LNG related projects

In general, the lodges are operated on a lodge-by-lodge basis. However, for one set of lodges (the Core Region, including Beaver River, Athabasca, Hudson and Borealis Lodges and Fort McMurray Village), there are no identifiable cash flows largely independent of the cash flows of other assets and liabilities for such lodges, and therefore, such lodges are combined into a single asset group. Factors such as proximity to each other, commonality of customers, common monitoring by management and operating decisions being made to optimize these lodges as a group result in these lodges being treated as a single asset group for the purposes of our impairment assessments.

Our Australia segment consists of various villages in several regions within the country, as well as our integrated services assets and land banked assets. These properties are grouped in the following asset groups:

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
◦Dysart – Bowen Basin, Queensland
◦Nebo – Bowen Basin, Queensland
◦Coppabella – Bowen Basin, Queensland
◦Middlemount – Bowen Basin, Queensland
◦Rosewood – Bowen Basin, Queensland
◦Waratah – Bowen Basin, Queensland
◦Vitrinite – Bowen Basin, Queensland
◦Acacia – Bowen Basin, Queensland
•Various non-operational sites acquired as part of Civeo’s land-banking strategy

In general, the villages are operated on a village-by-village basis, except for the villages located in the Bowen Basin (Moranbah, Dysart, Nebo, Coppabella, Middlemount, Rosewood, Waratah, Vitrinite and Acacia) and the Gunnedah Basin (Narrabri and Boggabri). The villages in the Bowen and Gunnedah Basins contain significant levels of interdependency that allow these assets to be combined into cash generating units (asset groups). Factors such as commonality of customers, location, resource basins served and common monitoring by management result in the Bowen and Gunnedah Basins to be treated as single asset groups for the purposes of our impairment assessments. Integrated services assets provide catering and managed services to the mining industry in Western Australia and South Australia.

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

See Note 4 – Impairment Charges to the notes to consolidated financial statements in Item 8 of this annual report for further discussion of impairments of definite-lived tangible and intangible assets recorded in the years ended December 31, 2025, 2024 and 2023.

Revenue and Cost Recognition

We generally recognize accommodation, mobile facility rental, food service and other services revenues over time as our customers simultaneously receive and consume benefits as we serve our customers because of continuous transfer of control to the customer. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We transfer control and recognize a sale based on a periodic (usually daily) room rate each night when a customer stays in our rooms or when the services are rendered. In some contracts, rates may vary over the contract term. In these cases, revenue may be deferred and recognized on a straight-line basis over the contract term.

Because of control transferring over time, the majority of our revenue is recognized based on the extent of progress towards completion of the performance obligation. At contract inception, we assess the goods and services promised in our contracts with customers and identify a performance obligation for each promise to transfer our customers a good or service (or bundle of goods or services) that is distinct. Our customers typically contract for hospitality services under take-or-pay contracts with terms that range from several months to multiple years. Our contract terms generally provide a rental rate for a reserved room and an occupied room rate that compensates us for services provided. We typically contract our facilities to our customers on a fee per day basis where the goods and services promised include lodging and meals. To identify the performance obligations, we consider all of the goods and services promised in the context of the contract and the pattern of transfer to our customers.

Revenues exclude taxes assessed based on revenues such as sales or value added taxes.

Cost of services includes labor, food, utility costs, cleaning supplies, and other costs of operating our accommodations assets. Cost of goods sold includes all direct material and labor costs and those costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of December 31, 2025, we had $182.8 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $1.8 million annually, based on our floating-rate debt obligations and interest rates in effect as of December 31, 2025.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in (i) currencies other than the U.S. dollar, which is our reporting currency, or (ii) the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets total approximately C$9 million and A$245 million, respectively, at December 31, 2025. We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Canadian dollar and Australian dollar relative to the U.S. dollar as of December 31, 2025, would result in translation adjustments of approximately $1 million and $25 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, in order to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data appear on pages 68 through 102 of this Annual Report on Form 10-K and are incorporated by reference into this Item 8.

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

ITEM 9A. Controls and Procedures

(i)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 was conducted. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 Framework). Based on our assessment we believe that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

(b) Attestation report of the registered public accounting firm.

The attestation report of Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is set forth in this annual report on page 71 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

During the three months ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2026 Annual General Meeting of Shareholders.

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

ITEM 11. Executive Compensation

The information required by Item 11 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2026 Annual General Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2026 Annual General Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2026 Annual General Meeting of Shareholders.

ITEM 14. Principal Accounting Fees and Services

The information required by Item 14 hereby is incorporated by reference to such information as set forth in the Company's Definitive Proxy Statement for the 2026 Annual General Meeting of Shareholders.

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

2.1
Asset Sale and Purchase Agreement, dated February 18, 2025, between Civeo Pty Ltd, the sellers party thereto and Graham William Cleary, as seller guarantor (incorporated herein by reference to Exhibit 2.3 to the Annual Report on Form 10-K (File No. 001-36246) filed on February 27, 2025).

3.1	Notice of Articles of Civeo Corporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36246) filed on April 2, 2018).

3.2
Certification of Amendment to the Notice of Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36246) filed on November 20, 2020).

3.3	Amended and Restated Articles of Civeo Corporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-36246) filed on May 21, 2024).

4.1	Form of Common Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

4.2	Description of Securities (incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K (File No. 001-36246) filed on February 27, 2025).

10.1†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K12B (File No. 001-36246) filed on July 17, 2015).

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

10.8†	Form of Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.11 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.9†	Form of Deferred Stock Agreement (Canada) (incorporated herein by reference to Exhibit 10.13 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.10†	Form of Executive Agreement of Bradley J. Dodson (incorporated herein by reference to Exhibit 10.14 to the Registration Statement on Form 10 (File No. 001-36246) filed on April 22, 2014).

10.11†
Executive Agreement between Civeo Corporation and Peter McCann, dated August 17, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.12†
Variation to Executive Services Agreement dated August 17, 2015 between Peter McCann and Civeo Pty Ltd. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-36246) filed on August 27, 2015).

10.13
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

10.14
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

10.15
Second Amendment to Syndicated Facility Agreement, dated as of June 28, 2024, among Civeo Corporation, Civeo Pty Limited and Civeo Management LLC, as Borrowers, and Royal Bank of Canada, as Canadian administrative agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-36246) filed on July 30, 2024).

10.16
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

10.17
First Incremental Amendment to Third Amendment to Syndicated Facility Agreement, dated as of March 24, 2025, among Civeo Corporation, Civeo Management LLC, Civeo USA LLC and Civeo Pty Limited CAN 003 657 510, as Borrowers, the Subsidiary Guarantors of the Borrowers party thereto, Royal Bank of Canada, as administrative agent for the U.S. Lenders and as administrative agent for the Canadian Lenders, RBC Europe Limited, as administrative agent for the Australian Lenders, and the Australian Incremental Revolving Lender (as defined therein) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on April 30, 2025 (File No. 001-36246).

10.18	Cooperation Agreement, dated November 25, 2025 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 28, 2025 (File No. 001-36246).

10.19†
Form of Director Deferred Share Agreement (United States) (incorporated herein by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36246).

10.20†	Form of Director Deferred Share Agreement (Canada) (incorporated herein by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-36246).

10.21†
Form of Phantom Unit Agreement (Canada) under the 2014 Equity Participation Plan of Civeo Corporation used for select officers (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 30, 2024).

10.22†
Form of Director Restricted Stock Agreement under the 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on July 30, 2024).

10.23†
Form of Director Deferred Share Agreement under the 2014 Equity Participation Plan of Civeo Corporation - Canada only (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on July 30, 2024).

10.24†
Form of Director Deferred Share Agreement under the 2014 Equity Participation Plan of Civeo Corporation (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on July 30, 2024).

10.25†
Amended and Restated Executive Agreement between Civeo Corporation and E. Collin Gerry dated as of May 4, 2020 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on April 30, 2025).

10.26†
Executive Agreement between Civeo Corporation and Barclay Brewer dated as of March 31, 2025 (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on April 30, 2025).

10.27†
Executive Agreement between Civeo Canada Employees LP, Civeo Corporation and Andy Fraser dated as of March 31, 2025 (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on April 30, 2025).

10.28†
Form of Phantom Unit Agreement (Australia) under the 2014 Equity Participation Plan of Civeo Corporation used for select officers (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 29, 2025).

10.29†
Form of Phantom Unit Agreement (U.S.) under the 2014 Equity Participation Plan of Civeo Corporation used for select officers (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on July 29, 2025).

10.30†
Consulting Agreement between Civeo Canada Limited Partnership and Quantev Advisors Ltd. dated as of January 1, 2025 (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on April 30, 2025).

19.1	Policy Prohibiting Insider Trading (incorporated herein by reference to Exhibit 19.1 to the Annual Report on Form 10-K (File No. 001-36246) filed on February 27, 2025).

21.1*	List of Significant Subsidiaries of Civeo Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer of Civeo Corporation pursuant to Rules 13a-14(b) or 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

97.1	Compensation Recoupment (Clawback) Policy (incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on February 29, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Management contracts and compensatory plans and arrangements.
**	Furnished herewith.

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

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 3, 2026.

CIVEO CORPORATION

By	/s/ E. COLLIN GERRY
E. Collin Gerry
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Signature	Title

/s/ RICHARD A. NAVARRE	Chair of the Board
Richard A. Navarre

/s/ BRADLEY J. DODSON	Director, President and Chief Executive Officer
Bradley J. Dodson	(Principal Executive Officer)

/s/ E. COLLIN GERRY	Senior Vice President, Chief Financial Officer and Treasurer
E. Collin Gerry	(Principal Financial Officer and Accounting Officer)

/s/ C. RONALD BLANKENSHIP	Director
C. Ronald Blankenship

/s/ JAY K. GREWAL	Director
Jay K. Grewal

/s/ MARTIN A. LAMBERT	Director
Martin A. Lambert

/s/ MICHAEL MONTELONGO	Director
Michael Montelongo

/s/ CONSTANCE B. MOORE	Director
Constance B. Moore

/s/ JEFFREY B. SCOFIELD	Director
Jeffrey B. Scofield
/s/ DANIEL B. SILVERS	Director
Daniel B. Silvers
/s/ CHARLES SZALKOWSKI	Director
Charles Szalkowski

/s/ TIMOTHY O. WALL	Director
Timothy O. Wall

CIVEO CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Civeo Corporation (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2026 expressed an unqualified opinion thereon.

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

Realizability of Deferred Tax Assets
Description of the Matter	As more fully described in Note 2 and Note 13 to the consolidated financial statements, at December 31, 2025, the Company had deferred tax assets of $34.6 million, net of a $98.5 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

Auditing management’s assessment of the realizability of its deferred tax assets involved subjectivity because the assessment process includes scheduling the use of the applicable deferred tax assets, which includes management’s judgments related to the forecasted future reversals of both deferred tax assets and deferred tax liabilities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's process to assess the realizability of its deferred tax assets, including testing the Company’s controls over management's scheduling of the forecasted future reversals of existing deferred tax liabilities.

To test the Company’s assessment of the realizability of its deferred tax assets, our audit procedures included, among others, testing the completeness and accuracy of the Company’s scheduling of the reversal of existing deferred tax liabilities. With the assistance of our tax specialists, we verified the appropriateness of the projected usage of tax attributes and assessed the reasonableness of the timing of the reversal of the deferred tax liabilities into taxable income.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.
Houston, Texas
March 3, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Civeo Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Civeo Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Civeo Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 3, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Houston, Texas
March 3, 2026

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	YEAR ENDED DECEMBER 31,
	2025	2024	2023

Revenue	$638,849	$682,122	$700,805
Costs and expenses:
Cost of services provided	487,761	532,667	530,287
Selling, general and administrative expenses	75,342	73,350	72,605
Depreciation and amortization expense	72,618	68,038	75,142
Impairment expense	—	11,581	1,395
Gain on sale of McClelland Lake Lodge assets, net	—	(5,744)	(18,590)
Other operating (income) expense	(987)	898	479
	634,734	680,790	661,318
Operating income	4,115	1,332	39,487

Interest expense	(11,418)	(7,973)	(13,177)
Interest income	164	187	172
Other income	683	517	13,881
Income (loss) before income taxes	(6,456)	(5,937)	40,363
Income tax expense	(13,620)	(12,492)	(10,633)
Net income (loss)	(20,076)	(18,429)	29,730
Less: Net loss attributable to noncontrolling interest	(5)	(1,362)	(427)
Net income (loss) attributable to Civeo Corporation	$(20,071)	$(17,067)	$30,157

Per Share Data (see Note 6)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$(1.59)	$(1.19)	$2.02

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$(1.59)	$(1.19)	$2.01

Weighted average number of common shares outstanding:
Basic	12,646	14,287	14,906
Diluted	12,646	14,287	15,013

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2025	2024	2023

Net income (loss)	$(20,076)	$(18,429)	$29,730

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	13,788	(24,029)	4,532
Total other comprehensive income (loss), net of taxes	13,788	(24,029)	4,532

Comprehensive income (loss)	(6,288)	(42,458)	34,262
Less: Comprehensive loss attributable to noncontrolling interest	(4)	(1,506)	(367)
Comprehensive income (loss) attributable to Civeo Corporation	$(6,284)	$(40,952)	$34,629

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	DECEMBER 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$14,439	$5,204
Accounts receivable, net	90,470	89,038
Inventories	6,218	7,537
Prepaid expenses	17,209	7,464
Other current assets	2,877	1,210
Total current assets	131,213	110,453

Property, plant and equipment, net	244,517	204,897
Goodwill	7,541	7,001
Other intangible assets, net	70,410	66,502
Operating lease right-of-use assets	14,485	9,401
Other noncurrent assets	9,245	6,818
Total assets	$477,411	$405,072

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,282	$39,971
Accrued liabilities	30,837	34,933
Income taxes	153	10,853
Deferred revenue	2,903	2,501
Other current liabilities	6,761	4,388
Total current liabilities	84,936	92,646

Long-term debt, less current maturities	182,842	43,299
Deferred income taxes	3,318	3,558
Operating lease liabilities	11,142	6,655
Other noncurrent liabilities	20,789	21,916
Total liabilities	303,027	168,074

Commitments and contingencies (Note 14)

Shareholders’ equity:
Common shares (no par value; 46,000,000 shares authorized, 11,872,028 shares and 14,067,721 shares issued, respectively, and 11,434,033 shares and 13,653,647 shares outstanding, respectively)	—	—
Additional paid-in capital	1,634,883	1,631,823
Accumulated deficit	(1,058,911)	(980,720)
Common shares held in treasury at cost, 437,995 and 414,074 shares, respectively	(10,775)	(10,130)
Accumulated other comprehensive loss	(390,813)	(404,600)
Total Civeo Corporation shareholders’ equity	174,384	236,373
Noncontrolling interest	—	625
Total shareholders’ equity	174,384	236,998
Total liabilities and shareholders’ equity	$477,411	$405,072

 The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Preferred Shares	Common Shares
		Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
December 31, 2022	$—	$—	$1,624,512	$(930,123)	$(9,063)	$(385,187)	$3,562	$303,701
Net income (loss)	—	—	—	30,157	—	—	(427)	29,730
Currency translation adjustment	—	—	—	—	—	4,472	60	4,532
Dividends paid	—	—	—	(7,423)	—	—	(328)	(7,751)
Common shares repurchases	—	—	—	(11,634)	—	—	—	(11,634)
Share-based compensation	—	—	4,460	—	—	—	—	4,460
December 31, 2023	$—	$—	$1,628,972	$(919,023)	$(9,063)	$(380,715)	$2,867	$323,038
Net loss	—	—	—	(17,067)	—	—	(1,362)	(18,429)
Currency translation adjustment	—	—	—	—	—	(23,885)	(144)	(24,029)
Dividends paid	—	—	—	(14,422)	—	—	(736)	(15,158)
Common shares repurchases	—	—	—	(29,616)	—	—	—	(29,616)
Excise tax on common shares repurchased	—	—	—	(592)	—	—	—	(592)
Share-based compensation	—	—	2,851	—	(1,067)	—	—	1,784
December 31, 2024	$—	$—	$1,631,823	$(980,720)	$(10,130)	$(404,600)	$625	$236,998
Net loss	—	—	—	(20,071)	—	—	(5)	(20,076)
Currency translation adjustment	—	—	—	—	—	13,787	1	13,788
Dividends paid	—	—	—	(3,437)	—	—	(621)	(4,058)
Common shares repurchased	—	—	—	(53,612)	—	—	—	(53,612)
Excise tax on common shares repurchased	—	—	—	(1,071)	—	—	—	(1,071)
Share-based compensation	—	—	3,060	—	(645)	—	—	2,415
December 31, 2025	$—	$—	$1,634,883	$(1,058,911)	$(10,775)	$(390,813)	$—	$174,384

Common Shares (in thousands)
Balance, December 31, 2022	15,218
Share-based compensation	26
Shares repurchased	(564)
Balance, December 31, 2023	14,680
Share-based compensation	104
Shares repurchased	(1,130)
Balance, December 31, 2024	13,654
Share-based compensation	90
Shares repurchased	(2,310)
Balance, December 31, 2025	11,434

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	YEAR ENDED DECEMBER 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(20,076)	$(18,429)	$29,730
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,618	68,038	75,142
Impairment charges	—	11,581	1,395
Deferred income tax expense (benefit)	(4,409)	(7,659)	6,806
Non-cash compensation charge	3,060	2,851	4,460
Gain on disposals of assets	(1,970)	(6,418)	(21,196)
Provision for credit losses, net of recoveries	12	26	135
Other, net	2,038	1,742	1,660
Changes in operating assets and liabilities:
Accounts receivable	4,743	44,228	(22,311)
Inventories	1,722	(1,224)	5
Accounts payable and accrued liabilities	(5,194)	(17,581)	7,438
Taxes payable	(15,596)	7,878	3,576
Other current assets and liabilities, net	(14,611)	(1,523)	9,725
Net cash flows provided by operating activities	22,337	83,510	96,565

Cash flows from investing activities:
Capital expenditures	(20,190)	(26,138)	(31,633)
Payments related to acquisitions, net of cash acquired	(72,168)	—	—
Proceeds from disposition of property, plant and equipment	2,247	11,011	16,740
Other, net	—	183	372
Net cash flows used in investing activities	(90,111)	(14,944)	(14,521)

Cash flows from financing activities:
Revolving credit borrowings	330,131	284,314	210,584
Revolving credit repayments	(197,295)	(301,431)	(248,430)
Term loan repayments	—	—	(29,899)
Dividends paid	(3,437)	(14,422)	(7,423)
Debt issuance costs	(423)	(2,976)	—
Repurchases of common shares	(53,612)	(29,616)	(11,634)
Other, net	(645)	(1,067)	—
Net cash flows provided by (used in) financing activities	74,719	(65,198)	(86,802)

Effect of exchange rate changes on cash	2,290	(1,487)	127
Net change in cash and cash equivalents	9,235	1,881	(4,631)
Cash and cash equivalents, beginning of period	5,204	3,323	7,954

Cash and cash equivalents, end of period	$14,439	$5,204	$3,323

Non-cash investing activities:
Capital expenditure additions accrued at end of period	$991	$609	$510

The accompanying notes are an integral part of these financial statements.

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We provide hospitality services to remote workforces in Australia and Canada, including catering and food service, lodging, housekeeping and maintenance at accommodation facilities that we or our customers own. We provide services that support the day-to-day operations of these facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also manage development activities for workforce accommodation facilities, including site selection, permitting, engineering and design and manufacturing and site construction management, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active metallurgical (met) coal, oil, iron ore and liquefied natural gas (LNG) producing regions, and our customers include mining companies, major and independent oil companies, construction, engineering companies and oilfield and mining service companies. We operate in two principal reportable business segments – Australia and Canada.

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

Business Combinations

We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by assessing whether or not we have acquired inputs and processes that have the ability to create outputs. If determined to be an asset acquisition, we account for a business acquisition under the principles described in Accounting Standards Codification 805 for Business Combinations (ASC 805), which provides a screen to determine when a set of transferred assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similarly identifiable assets, the set of transferred assets is not a business. Under the accounting for asset acquisitions, the acquisition is recorded using a cost accumulation and allocation model under which the cost of such acquisition is allocated on a relative fair value basis to the assets acquired and liabilities assumed. Acquisition-related transaction costs are capitalized as a component of the cost of the assets acquired. Goodwill is not recognized in an asset acquisition, and any difference between consideration transferred and the fair value of the net assets acquired is allocated to the certain identifiable assets acquired based on their relative fair values.

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

The fair value measurement of the identified net assets requires the significant use of estimates and is based on information that was available to management at the time the purchase price allocation is prepared. We utilize recognized valuation techniques, including the cost approach, the market approach and the income approach, to value the net assets acquired. The impact of changes to the estimated fair values of assets acquired and liabilities assumed is recorded in the reporting period in which the adjustment is identified. Final valuations of assets and liabilities are obtained and recorded within one year from the date of the acquisition.

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

See Note 4 – Impairment Charges for further information.

Goodwill and Other Intangible Assets

Goodwill. Goodwill represents the excess of the purchase price paid for acquired businesses over the allocated fair value of the related net assets after impairments, if applicable. All of our goodwill as of December 31, 2025 was included in our Australia reporting unit.

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

When performing our annual assessment on November 30, 2025, 2024 and 2023, we performed a qualitative assessment related to goodwill at our Australia reporting unit. Qualitative factors that we considered as part of our assessment included industry and market conditions, macroeconomic conditions and the financial performance of our Australian business. We also noted that, based on the interim quantitative testing performed as of March 31, 2020, the estimated fair value of the Australia reporting unit exceeded its carrying value by more than 125%. After assessing these events and circumstances, we determined that, as of November 30, 2025, it was more likely than not that the fair value of the Australia reporting unit was greater than its carrying value.

If a quantitative goodwill impairment test is required, we compare each reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. Because none of our reporting units has a publicly quoted market price, we must determine the value that willing buyers and sellers would place on the reporting unit through a routine sale process (a Level 3 fair value measurement). In our analysis, we target a fair value that represents the value that would be placed on the reporting unit by market participants, and value the reporting unit based on historical and projected results throughout a cycle, not the value of the reporting unit based on trough or peak earnings. The fair value of the reporting unit is estimated using a combination of an analysis of trading multiples of comparable companies (Market Approach) and discounted projected cash flows (Income Approach). The relative weighting of each approach reflects current industry and market conditions.

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

See Note 8 – Goodwill and Other Intangible Assets for further discussion.

Foreign Currency and Other Comprehensive Income

Gains and losses resulting from consolidated balance sheet translation of foreign operations where a foreign currency is the functional currency are included as a separate component of accumulated other comprehensive loss within shareholders’ equity and represent substantially all of the balances within accumulated other comprehensive loss. Remeasurements of intercompany loans denominated in a different currency than the functional currency of the entity that are of a long-term investment nature are recognized as other comprehensive income within shareholders’ equity. Gains and losses resulting from consolidated balance sheet remeasurements of assets and liabilities denominated in a different currency than the functional currency, other than intercompany loans that are of a long-term investment nature, are included in the consolidated statements of operations as incurred. For the years ended December 31, 2025, 2024 and 2023, we recognized approximately $0.4 million, $0.9 million and $0.5 million in foreign currency losses, respectively.

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

Cost of services includes labor, food, utility costs, cleaning supplies and other costs of operating our accommodations assets. Cost of goods sold includes all direct material and labor costs and those costs related to contract performance, such as indirect labor, supplies, tools and repairs. Selling, general and administrative costs are charged to expense as incurred.

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

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. See Note 13 – Income Taxes for further discussion.

Receivables and Concentration of Credit Risk

Based on the nature of our customer base, we do not believe that we have any significant concentrations of credit risk other than our concentration in the Australian mining industries and Canadian oil sands. We evaluate the credit-worthiness of our significant, new and existing customers’ financial condition and, generally, we do not require collateral from our customers. For the years ended December 31, 2025 and 2024, each of Fortescue Metals Group Ltd. and Suncor Energy Inc. accounted for more than 10% of our revenues. For the year ended December 31, 2023, each of Suncor Energy Inc., Imperial Oil Ltd. and Fortescue Metals Group Ltd. accounted for more than 10% of our revenues.

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

We relieve ARO liabilities when the related obligations are settled. Most of these obligations are not expected to be paid until many years in the future and will be funded from general company resources at the time of removal. See Note 11 – Asset Retirement Obligations for further information.

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

We also grant performance share awards. Performance share awards granted in 2025 and 2024 will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with

Civeo’s relative total shareholder return (TSR) rank among a peer group of other companies and the payout percentage associated with Civeo's three-year growth in EBITDA over the performance period relative to a preset 2027 and 2026 EBITDA target. For awards granted in 2023, awards are earned in amounts between 0% and 200% of the participant’s target performance share award, based equally on the payout percentage associated with Civeo’s relative TSR rank among a peer group of other companies and the payout percentage associated with Civeo's cumulative operating cash flow over the performance period relative to a preset target. The grant-date fair value of the TSR portion of each performance share award is estimated using option-pricing models at the grant date. The grant-date fair value of the 2027 and 2026 EBITDA or cumulative operating cash flow portion, as applicable, of each performance share award is based on target achievement and the closing market price of our common shares on the date of grant and adjusted throughout the performance period based on our estimate of the most probable outcome of such performance conditions. The resulting costs for each portion of the award are recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period.

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

Guarantees

Substantially all of our subsidiaries are guarantors under our Credit Agreement. See Note 10 – Debt for further discussion.

During the ordinary course of business, we also provide standby letters of credit or other guarantee instruments to certain parties as required for certain transactions initiated by us or our subsidiaries. As of December 31, 2025, the maximum potential amount of future payments that we could be required to make under these guarantee agreements (including letters of credit) was approximately $1.8 million. We have not recorded any liability in connection with these guarantee arrangements. We do not believe, based on historical experience and information currently available, that it is likely that any amounts will be required to be paid under these guarantee arrangements.

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

Recent Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis; however, retrospective application is permitted. We have adopted the income tax disclosure improvements on a prospective basis. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

3.REVENUE

The following disaggregates our revenue by our two reportable segments (Australia and Canada) into major categories for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	2025	2024	2023
Australia
Accommodation and associated services revenues	$211,761	$196,684	$177,834
Integrated services and other services revenues	248,534	230,272	158,929
Total Australia revenues	460,295	426,956	336,763

Canada
Accommodation and associated services revenues	$150,651	$214,774	$266,926
Mobile facility rental and associated services revenues	1,587	1,523	61,899
Integrated services and other services revenues	26,316	28,790	23,970
Total Canada revenues	178,554	245,087	352,795

Other
Other revenues	$—	$10,079	$11,247
Total other revenues	—	10,079	11,247

Total revenues	$638,849	$682,122	$700,805

Integrated services revenues are recognized where our clients own the accommodations and food services assets and Civeo provides the hospitality services including food service, housekeeping, janitorial, laundry, office cleaning.

Our payment terms vary by the type and location of our customer and the services offered. The term between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of December 31, 2025, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2026	2027	2028	Thereafter	Total
Revenue expected to be recognized as of December 31, 2025	$195,788	$146,281	$85,716	$198,277	$626,062

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

4.IMPAIRMENT CHARGES

No impairment expense was recorded during 2025.

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

As of December 31, 2025 and 2024, we believe the carrying value of our floating-rate debt outstanding under our revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

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

During the fourth and first quarter of 2024 and the fourth quarter of 2023, we wrote down certain long-lived assets to fair value. During the fourth quarter of 2024, we wrote long-lived assets in Canada down to zero due to no activity. During the first quarter of 2024, our estimate of the fair value of undeveloped land positions in Australia that were impaired was based on appraisals from third parties. During the fourth quarter of 2023, our estimate of fair value of a property in the U.S. was based on broker price opinions or appraisals from third parties, which referenced available market information, such as listing agreements, offers, and pending and closed sales.

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
The calculation of basic and diluted earnings per share attributable to Civeo common shareholders is presented below for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	2025	2024	2023
Numerator:
Basic net income (loss) attributable to Civeo Corporation	$(20,071)	$(17,067)	$30,157
Diluted net income (loss) attributable to Civeo Corporation	$(20,071)	$(17,067)	$30,157

Denominator:
Weighted average shares outstanding - basic	12,646	14,287	14,906
Dilutive shares - share-based awards	—	—	107
Weighted average shares outstanding - diluted	12,646	14,287	15,013

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$(1.59)	$(1.19)	$2.02

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$(1.59)	$(1.19)	$2.01

(1)Computations may reflect rounding adjustments.

Share-based awards that have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive totaled 0.1 million shares, 0.1 million shares and fewer than 0.1 million shares, respectively, for the years ended December 31, 2025, 2024 and 2023.

7.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at December 31, 2025 and 2024 is presented below (in thousands):

	December 31, 2025	December 31, 2024
Accounts receivable, net:
Trade	$70,646	$72,819
Unbilled revenue	15,273	12,883
Other	4,787	3,544
Total accounts receivable	90,706	89,246
Allowance for credit losses	(236)	(208)
Total accounts receivable, net	$90,470	$89,038

	December 31, 2025	December 31, 2024
Inventories:
Finished goods, including purchased food, housekeeping and retail inventory	$4,486	$6,134
Raw materials	1,732	1,403
Total inventories	$6,218	$7,537

	Estimated Useful Life (in years)	December 31, 2025	December 31, 2024
Property, plant and equipment, net:
Land		$29,476	$24,052
Accommodations assets	3-15	1,410,965	1,272,515
Buildings and leasehold improvements	6-40	13,817	12,386
Machinery and equipment	4-7	15,047	13,624
Office furniture and equipment	3-7	69,623	65,830
Vehicles	3-5	8,309	8,775
Construction in progress		1,694	6,835
Total property, plant and equipment		1,548,931	1,404,017
Accumulated depreciation		(1,304,414)	(1,199,120)
Total property, plant and equipment, net		$244,517	$204,897

	December 31, 2025	December 31, 2024
Accrued liabilities:
Accrued compensation	$24,682	$29,209
Accrued taxes, other than income taxes	3,873	3,327
Other	2,282	2,397
Total accrued liabilities	$30,837	$34,933

	December 31, 2025	December 31, 2024
Contract assets:
Current contract assets (1)	$1,363	$—
Noncurrent contract assets (1)	2,725	—
Total contract assets	$4,088	$—

Contract liabilities (Deferred revenue):
Current contract liabilities (2)	$2,903	$2,501
Noncurrent contract liabilities (2)	2,908	5,098
Total contract liabilities (Deferred revenue)	$5,811	$7,599

(1)Current contract assets and Noncurrent contract assets are included in "Other current assets" and "Other noncurrent assets," respectively, in our consolidated balance sheets.
(2)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our consolidated balance sheets.

Contract assets consists of upfront incentives offered as consideration for entering into multi-year contracts. These incentives are refundable to us if the customer cancels the contract prior to the end of the contracted terms. The contract assets are amortized as a reduction of revenue over the contract term as the related services are provided. The increase in contract assets from December 31, 2024 to December 31, 2025 was due to incentives offered to a customer in Australia during the first quarter of 2025 to enter into a six-year integrated services contract.

Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The decrease in deferred revenue from December 31, 2024 to December 31, 2025 was due to revenue recognized over the contracted terms related to advance payments received from a customer for village enhancements in Australia.

8.GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill (all of which is in our Australia segment) from December 31, 2023 to December 31, 2025 are as follows (in thousands):

Total
Goodwill as of December 31, 2023	$7,690
Foreign currency translation	(689)
Goodwill as of December 31, 2024	$7,001
Foreign currency translation	540
Goodwill as of December 31, 2025	$7,541

The following presents the total amount of other intangible assets and the related accumulated amortization for major intangible asset classes as of December 31, 2025 and 2024 (in thousands):

	December 31,		December 31,
	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets
Contracts / agreements	$145,485	$(75,102)	$131,761	$(65,284)
Total amortizable intangible assets	$145,485	$(75,102)	$131,761	$(65,284)

Indefinite-Lived Intangible Assets Not Subject to Amortization
Licenses	$27	$—	$25	$—
Total indefinite-lived intangible assets	27	—	25	—
Total intangible assets	$145,512	$(75,102)	$131,786	$(65,284)

The weighted average remaining amortization period for all intangible assets, other than indefinite-lived intangibles, was 12.4 years as of December 31, 2025 and 13.1 years as of December 31, 2024. Amortization expense was $6.5 million, $6.1 million and $5.8 million in the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, the estimated remaining amortization of our amortizable intangible assets was as follows (in thousands):

Year Ending December 31,
2026	$5,788
2027	5,788
2028	5,788
2029	5,788
2030	5,711
Thereafter	41,520
Total	$70,383

9.LEASES

We have operating and finance leases covering certain land locations and various office facilities and equipment in our two reportable business segments. Our leases have remaining lease terms of one year to ten years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 90 days. In addition, we do not recognize right-of-use assets or lease liabilities for leases with terms shorter than twelve months.

The components of lease expense were $4.5 million, $4.2 million and $4.2 million under operating leases for the years ended December 31, 2025, 2024 and 2023, respectively. The components of lease expense were $0.9 million, $0.5 million and $0.2 million under finance leases for the years ended December 31, 2025, 2024 and 2023, respectively. The components of short-term lease expense were $1.5 million, $1.8 million and $1.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Included in the measurement of lease liabilities, we paid $4.8 million and $0.8 million in cash related to operating leases and finance leases during the year ended December 31, 2025, respectively. Right-of-use assets obtained in exchange for new operating and finance lease obligations during the year ended December 31, 2025 were $9.2 million.

Supplemental balance sheet information related to leases were as follows (in thousands):

	December 31, 2025	December 31, 2024
Operating leases
Operating lease right-of-use assets	$14,485	$9,401

Other current liabilities	$3,631	$3,061
Operating lease liabilities	11,142	6,655
Total operating lease liabilities	$14,773	$9,716

Finance leases
Other noncurrent assets	$3,089	$2,675

Other current liabilities	$839	$580
Other noncurrent liabilities	2,382	2,155
Total finance lease liabilities	$3,221	$2,735

Weighted average remaining lease term
Operating leases	4.8 years	3.4 years
Finance leases	3.7 years	4.3 years
Weighted average discount rate
Operating leases	6.5%	5.7%
Finance leases	6.8%	6.8%

Maturities of lease liabilities at December 31, 2025, were as follows (in thousands):

Year Ending December 31,	Operating Leases	Finance Leases	Total
2026	$4,494	$1,037	$5,531
2027	4,258	1,020	5,278
2028	2,734	882	3,616
2029	1,881	553	2,434
2030	1,891	151	2,042
Thereafter	2,022	—	2,022
Total lease payments	17,280	3,643	20,923
Less imputed interest	2,507	422	2,929
Total	$14,773	$3,221	$17,994

10.DEBT

As of December 31, 2025 and 2024, long-term debt consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
U.S. revolving credit facility; weighted average interest rate of 9.2% for the twelve-month period ended December 31, 2025	$—	$—
Canadian revolving credit facility; weighted average interest rate of 6.0% for the twelve-month period ended December 31, 2025	132,787	43,299
Australian revolving credit facility; weighted average interest rate of 6.7% for the twelve-month period ended December 31, 2025	50,055	—
Total debt	$182,842	$43,299

Scheduled maturities of long-term debt as of December 31, 2025 are as follows (in thousands):

Year Ending December 31,
2026	$—
2027	—
2028	182,842
Thereafter	—
$182,842

Credit Agreement

On March 24, 2025, we amended our Syndicated Facility Agreement (as amended to date, the Credit Agreement), to increase the Australian revolving commitments by $20.0 million to an aggregate amount of $55.0 million.

As of December 31, 2025, our Credit Agreement provided for a $265.0 million revolving credit facility scheduled to mature on August 8, 2028, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers (the U.S. Facility); (B) a $200.0 million senior secured revolving credit facility in favor of Civeo and certain of our U.S. subsidiaries, as borrowers (the Canadian Facility); and (C) a $55.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower.

U.S. dollar amounts outstanding under the facilities provided by the Credit Agreement bear interest at a variable rate equal to Adjusted Term Secured Overnight Financing Rate (SOFR), which is equal to Term SOFR plus a 10 basis point adjustment, plus a margin of 2.50% to 3.75%, or a base rate plus 1.50% to 2.75%, in each case based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to Adjusted Term Canadian Overnight Repo Rate Average (CORRA) which is equal to the Term CORRA plus a 29.547 basis point adjustment for one month terms or 32.138 basis point adjustment for three month terms, plus a margin of 2.50% to 3.75%, or a Canadian Prime rate plus a margin of 1.50% to 2.75%, in each case based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Credit Agreement). Australian dollar amounts outstanding under the Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.50% to 3.75%, based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Credit Agreement).

The Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) specified acquisitions; (iv) certain restrictive agreements; (v) transactions with affiliates; and (vi) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and a maximum net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured ratio no greater than 2.00 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of December 31, 2025.

Borrowings under the Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Credit Agreement are guaranteed by our significant subsidiaries. As of December 31, 2025, we had six lenders that were parties to the Credit Agreement, with total revolving commitments ranging from $35.0 million to $60.0 million. As of December 31, 2025, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.9 million under the Canadian facility. We also had outstanding bank guarantees of A$1.4 million under the Australian facility.

11.ASSET RETIREMENT OBLIGATIONS

AROs at December 31, 2025 and 2024 were (in thousands):

	2025	2024
Asset retirement obligations	$16,909	$14,109
Less: Asset retirement obligations due within one year (1)	2,291	747
Long-term asset retirement obligations (2)	$14,618	$13,362

(1)	Classified as a current liability on the consolidated balance sheets, under the caption “Other current liabilities.” Balance at December 31, 2025 related to remediation work planned for 2026.
(2)	Classified as a long-term liability on the consolidated balance sheets, under the caption “Other noncurrent liabilities.” Balance at December 31, 2025.

Total accretion expense related to AROs was $1.1 million, $1.1 million and $1.1 million during the years ended December 31, 2025, 2024 and 2023, respectively.

During the years ended December 31, 2025, 2024 and 2023, our ARO changed as follows (in thousands):

	2025	2024	2023
Balance as of January 1	$14,109	$16,215	$18,113
Accretion of discount	1,145	1,112	1,104
New obligations	1,386	—	—
Change in estimates of existing obligations	186	20	1,366
Settlement of obligations	(638)	(1,936)	(4,756)
Foreign currency translation	721	(1,302)	388
Balance as of December 31	$16,909	$14,109	$16,215

12.RETIREMENT PLANS

We sponsor various defined contribution plans. Participation in these plans is available to substantially all employees in each applicable jurisdiction. A defined contribution plan is a post-employment benefit plan under which an entity pays fixed contributions into a separate entity and will generally have no legal or constructive obligation to pay further amounts. Obligations for contributions to defined contribution plans are recognized as an employee benefit expense in profit or loss in the periods during which services are rendered by employees. We recognized expense of $16.3 million, $14.3 million and $10.2 million related to matching contributions under our various defined contribution plans during the years ended December 31, 2025, 2024 and 2023, respectively.

Canadian Retirement Savings Plan

We offer a defined contribution retirement plan to our Canadian employees. In Canada, we contribute, on a matched basis, an amount up to 5% of each Canadian based, salaried employee’s earnings (base salary plus annual incentive compensation) to the legislated maximum for a Deferred Profit Sharing Plan (DPSP). The maximum for 2025 was C$16,905. DPSP is a form of defined contribution retirement savings plan governed by Canadian federal tax legislation which provides for the deferral of tax on deposits and investment returns until removed from the plan to support retirement income. Employer contributions vest upon the completion of two years of service. Employee contributions are required in order to be eligible for the DPSP employer matching. Maximum employer matching (5% noted above) is attained with 6% employee contribution which would go into a Group Registered Retirement Savings Plan. The two plans work in tandem. Contributions to the “Retirement Savings Plan” for Canadian employees are subject to the annual maximum total registered savings limit of C$33,810 in 2025 as set out in the Canadian Tax Act.

Australian Retirement Savings Plan

Our Australian subsidiary contributes to various defined contribution plans for its employees in accordance with legislation governing the calculation of the Superannuation Guarantee Surcharge (SGC). SGC is contributed by the employer at a rate of 12% of the base salary of an employee, capped at the legislated maximum contribution base which is indexed annually.

Our Australian subsidiary makes no investment decisions on behalf of the employee and has no obligations other than to remit the defined contributions to the plan selected by each individual employee.

U.S. Retirement Savings Plan

We offer a defined contribution 401(k) retirement plan to substantially all of our U.S. employees. Participants may contribute from 1% to 75% of their base and cash incentive compensation (subject to Internal Revenue Service limitations), and we make matching contributions under this plan on the first 6% of the participant’s eligible compensation (100% match of the employee contribution up to the first 4% of the participant's eligible compensation and 50% match on the employee contribution up to the next 2% of the participant's eligible compensation). Our matching contributions vest at a rate of 40% after two years of service and 20% per year for each of the employee’s next three years of service and are fully vested thereafter.

13. INCOME TAXES

The Company’s operations are conducted through various subsidiaries in a number of countries throughout the world. The Company has provided for income taxes based upon the tax laws and rates in the countries in which operations are conducted and income is earned.

Income tax expense (benefit). Pre-tax income (loss) for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in thousands):

	2025	2024	2023
Canada operations	$(48,728)	$(39,088)	$5,524
Foreign operations	42,272	33,151	34,839
Total	$(6,456)	$(5,937)	$40,363

The components of the income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in thousands):

	2025	2024	2023
Current:
Canada	$—	$41	$142
Foreign	18,029	20,110	3,685
Total	$18,029	$20,151	$3,827

Deferred:
Canada	$—	$—	$—
Foreign	(4,409)	(7,659)	6,806
Total	$(4,409)	$(7,659)	$6,806

Net income tax expense	$13,620	$12,492	$10,633

The net income tax expense (benefit) differs from an amount computed at Canadian statutory rates as follows for the years ended December 31, 2025 pursuant to the disclosure requirements of ASU 2023-09 (in thousands):

	2025
Canada Federal Statutory Tax Rate (1)	$(968)	15.0%
Canada Provincial Taxes
Provincial tax at statutory rate (2)	(3,770)	58.0%
Changes in Valuation Allowance	3,770	(58.0)%
Foreign Tax Effects:
Australia
Statutory tax rate difference	6,727	(104.0)%
Withholding tax credit	(64)	1.0%
Other	29	—%
United States
Statutory tax rate difference	(154)	2.0%
Nondeductible compensation	540	(8.0)%
State income tax	137	(2.0)%
Other	24	—%
Effect of cross border tax laws:
Deemed income from foreign subsidiaries	155	(2.0)%
Withholding tax	64	(1.0)%
Changes in valuation allowance	6,871	(106.0)%
Nontaxable or Nondeductible Items:
Nontaxable capital loss	259	(4.0)%
Total tax expense	$13,620	(211.0)%

(1) Represents the Canada federal statutory rate of 15%, net of the federal tax abatement and general rate reduction.
(2) Provincial taxes in Alberta comprise the majority (more than 50%) of the taxes in this category.

The net income tax expense (benefit) differs from an amount computed at Canadian statutory rates as follows for the years ended December 31, 2024 and 2023 (in thousands):

	2024		2023
Canadian federal tax benefit at statutory rates	$(891)	15.0%	$6,054	15.0%
Canadian provincial income tax	(3,186)	53.6%	497	1.2%
Effect of foreign income tax, net	5,642	(95.0)%	5,481	13.6%
Valuation allowance	8,983	(151.2)%	(2,556)	(6.3)%
Noncontrolling interest	325	(5.5)%	125	0.3%
Non-deductible compensation	1,213	(20.4)%	1,009	2.5%
Unrealized intercompany foreign currency translation gain	(18)	0.3%	(148)	(0.4)%
Deemed income from foreign subsidiaries	243	(4.1)%	322	0.8%
Other, net	181	(3.1)%	(151)	(0.4)%
Net income tax expense (benefit)	$12,492	(210.4)%	$10,633	26.3%

Deferred Tax Liabilities and Assets. The significant items giving rise to the deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss	$59,497	$53,756
Employee benefits	2,353	1,767
Deductible goodwill and other intangibles	46,628	42,713
Land	4,780	3,495
Other reserves	8,389	8,015
Deferred revenue	1,647	2,249
Operating lease liabilities	4,646	3,171
Capital losses	2,366	1,869
Other	2,804	2,255
Deferred tax assets	133,110	119,290
Valuation allowance	(98,502)	(81,998)
Deferred tax assets, net	$34,608	$37,292
Deferred tax liabilities:
Intangibles	$(16,958)	$(15,135)
Depreciation	(15,206)	(22,641)
Other	(1,226)	—
Operating lease right-of-use assets	(4,536)	(3,074)
Deferred tax liabilities	(37,926)	(40,850)
Deferred tax liabilities, net	$(3,318)	$(3,558)

At December 31, 2025 and 2024, we had no undistributed earnings of foreign subsidiaries that would be subject to income tax upon distribution to Canada from a foreign subsidiary. As such, as of December 31, 2025 and 2024, we did not provide for deferred taxes on any such earnings of our foreign subsidiaries.

NOL Carryforwards. The following summarizes net operating loss (NOL) carryforwards at December 31, 2025 (in thousands):

	Amount	Expiration Period
Net operating loss carryforwards:
Canada – Federal and provincial	$162,674	Begins to expire in 2032
U.S. – Federal	34,334	Begins to expire in 2036
U.S. – Federal	40,943	Does not expire
U.S. – State, tax effected	5,900	Began to expire in 2024

Change in Valuation Allowance. Realization of our deferred tax assets is dependent upon, among other things, our ability to generate taxable income of the appropriate character in the future.

Changes in our valuation allowance for the years ended December 31, 2025 and 2024 are as follows (in thousands):

Balance as of December 31, 2023	$(78,769)
Change in income tax provision	(8,983)
Other change	910
Foreign currency translation	4,844
Balance as of December 31, 2024	$(81,998)
Change in income tax provision	(10,642)
Other change	(1,472)
Foreign currency translation	(4,390)
Balance as of December 31, 2025	$(98,502)

As of each reporting date, management considers new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of December 31, 2025, management determined that there is not sufficient evidence to conclude that it is more likely than not that the Canadian and U.S. net deferred tax assets are realizable, therefore we have maintained the valuation allowance in both of these jurisdictions. As of December 31, 2025, management determined that there is not sufficient evidence to conclude that it is more likely than not that the Australia deferred tax assets related to certain capital assets are realizable, therefore we have maintained a partial valuation allowance in Australia.

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

Our Canadian federal tax returns subsequent to 2020 are subject to audit by the Canada Revenue Agency. Our Australian subsidiary’s federal income tax returns subsequent to 2020 are open for review by the Australian Taxation Office. Our U.S. subsidiary’s federal tax returns subsequent to 2021 are subject to audit by the U.S. Internal Revenue Service.

The total amount of unrecognized tax benefits as of December 31, 2025, 2024 and 2023 was zero. Unrecognized tax benefits, if recognized, would affect the effective tax rate. We accrue interest and penalties, if applicable, related to unrecognized tax benefits as a component of our provision for income taxes. As of December 31, 2025, 2024 and 2023, we had accrued zero of interest expense and penalties.

14.COMMITMENTS AND CONTINGENCIES

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

15. SHARE REPURCHASE PROGRAMS AND DIVIDENDS

Share Repurchase Programs

In 2024 and 2023, our Board authorized the repurchase of up to 5.0% of our total common shares which were issued and outstanding, or approximately 0.7 million and 0.7 million common shares, respectively, over a twelve-month period. In March 2025, our Board authorized an increase to the Share Repurchase Program to repurchase up to 10.0% of our total common shares which are issued and outstanding at that date, or approximately 1.4 million common shares, and in April 2025, our Board authorized a further increase to repurchase up to 20.0% of our total common shares which are issued and outstanding at that date, or approximately 2.7 million common shares.

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

The following summarizes our common share repurchases pursuant to our share repurchase programs (in thousands, except per share data):

	2025	2024	2023
Shares repurchased	2,310	1,130	564
Average price paid per share	$23.19	$26.19	$20.60
Dollar-value of shares repurchased	$53,612	$29,616	$11,634

Dividends

Our Board declared the following quarterly dividends in 2025, 2024 and 2023. The dividends are eligible dividends pursuant to the Income Tax Act (Canada). In April 2025, our Board suspended quarterly dividends on our common shares to prioritize returning capital to our shareholders through ongoing share repurchases.

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

16.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $13.8 million from $404.6 million at December 31, 2024 to $390.8 million at December 31, 2025, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during 2025 were primarily driven by the Australian dollar and Canadian dollar increasing in value compared to the U.S. dollar. Excluding intercompany balances, our Canadian dollar and Australian dollar functional currency net assets totaled approximately C$9 million and A$245 million, respectively, at December 31, 2025.

17.SHARE-BASED COMPENSATION

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board and the Compensation Committee of our Board to approve and grant awards of options, awards of share appreciation rights, awards of restricted shares, performance share awards, phantom share units and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. Approximately 3.0 million Civeo common shares are authorized to be issued under the Civeo Plan.

Share-based compensation expense recognized in the years ended December 31, 2025, 2024 and 2023 totaled $9.4 million, $9.2 million and $11.8 million, respectively. Share-based compensation expense is reflected in Selling, general and administrative expense in our consolidated statements of operations. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $0.5 million, $0.5 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Phantom Share Units

We grant phantom share unit awards, which vest a third per year over a three-year period. Each phantom share unit is equal in value to one common share. Upon vesting, each recipient will receive a lump sum cash payment equal to the fair market value of a common share on the respective vesting date in respect of each phantom share unit then vesting. These awards are accounted for as a liability that is remeasured at each reporting date until paid.

The following presents the changes in phantom share unit awards outstanding and related information for our employees during the years ended December 31, 2025, 2024 and 2023:

Number of Awards
Nonvested shares at December 31, 2022	659,288
Granted	229,845
Vested	(335,178)
Forfeited	(33,394)
Nonvested shares at December 31, 2023	520,561
Granted	314,260
Vested	(274,838)
Forfeited	(50,222)
Nonvested shares at December 31, 2024	509,761
Granted	229,155
Vested	(253,352)
Forfeited	(9,721)
Nonvested shares at December 31, 2025	475,843

At December 31, 2025, the balance of the liability for the phantom share units was $5.0 million.  For the years ended December 31, 2025, 2024 and 2023, we made phantom share units cash payments of $6.3 million, $6.2 million and $10.4 million, respectively. At December 31, 2025, unrecognized compensation cost related to phantom share units was $6.4 million, as remeasured at December 31, 2025, which is expected to be recognized over a weighted average period of 1.7 years. The weighted average grant-date fair value per share of phantom share units granted during the years ended December 31, 2025, 2024 and 2023 was $21.18, $23.75 and $31.05, respectively.

Performance Share Awards

We grant performance share awards, which cliff vest after three years subject to attainment of applicable performance goals. Awards granted in 2025 and 2024 will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with Civeo’s relative TSR rank among a peer group of other companies and the payout percentage associated with Civeo's three-year growth in EBITDA over the performance period relative to a preset 2027 and 2026 EBITDA target. Awards granted in 2023 will be earned in amounts between 0% and 200% of the participant’s target performance share award, based equally on the payout percentage associated with Civeo’s relative TSR rank among a peer group of other companies and the payout percentage associated with Civeo's cumulative operating cash flow over the performance period relative to a preset target. The grant-date fair value of the portion of the performance awards tied to 2027 and 2026 EBITDA and cumulative operating cash flow is based on target achievement and the closing market price of our common shares on the date of grant. We evaluate the probability of achieving the performance goals throughout the performance period and will adjust share-based compensation expense based on the number of shares expected to vest based on our estimate of the most probable performance outcome. No share-based compensation expense is recognized if the performance criteria are not probable of being achieved.

The fair value of the TSR portion of each performance share award was estimated using a Monte Carlo simulation pricing model that uses the assumptions noted in the following table. The risk-free interest rate is based on the U.S. Treasury yield curve in effect for the expected term of the performance share at the time of grant. The dividend yield on our common shares in 2025 and 2024 is based on the annual dividend and our valuation date stock price. In April 2025, our Board suspended quarterly dividends after the 2025 awards were granted. The dividend yield on our common shares was assumed to be zero for 2023 since we did not pay dividends when the awards were granted. The expected market price volatility of our common shares was based on an estimate that considers the historical and implied volatility of our common shares as well as a peer group of companies over a time period equal to the expected term of the award. The initial TSR performance was based on historical performance of our common shares and the peer group’s common shares.

	2025	2024	2023
Risk-free weighted interest rate	3.9%	4.9%	4.4%
Dividend yield	4.7%	4.3%	—%
Expected volatility	42.6%	44.0%	73.0%
Initial TSR	4.6%	4.3%	4.1%

The following presents the changes in performance share awards outstanding and related information for our employees during the years ended December 31, 2025, 2024 and 2023:

	Number of Awards	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2022	254,034	$29.81
Granted	86,454	38.45
Performance adjustment (1)	—	—
Vested (1)	—	—
Forfeited	(8,487)	32.67
Nonvested shares at December 31, 2023	332,001	$32.37
Granted	122,978	24.17
Performance adjustment (2)	(3,833)	—
Vested (2)	(124,099)	22.51
Forfeited	(41,599)	28.65
Nonvested shares at December 31, 2024	285,448	$22.34
Granted	189,124	21.87
Performance adjustment (3)	(34,616)	—
Vested (3)	(64,790)	17.57
Forfeited	(2,475)	21.87
Nonvested shares at December 31, 2025	372,691	$17.49

(1)No performance share awards vested in 2023.
(2)Related to 2021 performance share awards that vested in 2024, which were paid out at 97%.
(3)Related to 2022 performance share awards that vested in 2025, which were paid out at 65%.

During the years ended December 31, 2025, 2024 and 2023, we recognized compensation expense associated with performance share awards totaling $2.0 million, $1.8 million and $3.4 million, respectively. At December 31, 2025, unrecognized compensation cost related to performance share awards was $2.7 million, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Share Awards/ Deferred Share Awards

The following presents the changes in restricted share awards and deferred share awards outstanding and related information for our non-employee directors during the years ended December 31, 2025, 2024 and 2023:

	Number of Awards/Units	Weighted Average Grant Date Fair Value Per Share
Nonvested shares at December 31, 2022	39,032	$25.62
Granted	50,336	21.02
Vested	(39,770)	25.53
Nonvested shares at December 31, 2023	49,598	$21.02
Granted	42,125	24.75
Vested	(49,598)	21.02
Nonvested shares at December 31, 2024	42,125	$24.75
Granted	61,451	21.03
Vested	(42,125)	24.75
Nonvested shares at December 31, 2025	61,451	$21.03

The weighted average grant-date fair value per share for restricted share awards and deferred share awards granted during 2025, 2024 and 2023 was $21.03, $24.75 and $21.02, respectively. The total fair value of restricted share awards and deferred share awards vested during 2025, 2024 and 2023 was $0.9 million, $1.2 million and $0.9 million, respectively. At December 31, 2025, unrecognized compensation cost related to restricted share awards and deferred share awards was $0.6 million, which is expected to be recognized over a weighted average period of 0.4 years.

18.SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the years ended December 31, 2025, 2024 and 2023 for interest and income taxes was as follows (in thousands):

	2025	2024	2023
Interest (net of amounts capitalized)	$8,655	$5,479	$10,250
Net income taxes paid, net of refunds received:
Australia	$33,408	$12,002	$—
Other	152	272	251
Total	$33,560	$12,274	$251

19. ASSET ACQUISITION

On May 6, 2025, we acquired the assets of Qantac Pty Ltd (Qantac), located in Queensland, Australia (the Qantac Acquisition) for total consideration of A$105 million (or approximately $68 million) in cash. The Qantac Acquisition included four villages, with 1,368 rooms in Australia’s Bowen Basin and the associated accommodation assets, land and customer contracts. As a result of the Qantac Acquisition, we expanded our existing accommodations business into the Blackwater region of the Bowen Basin, which was not previously served by our existing villages. The Qantac Acquisition was funded with cash on hand and borrowings under the Credit Agreement. Qantac’s operations are reported in our Australia reportable business segment.

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

The purchase price was allocated to the net assets as follows (in thousands):

Consideration:
Cash	$68,189
Direct transaction costs	4,601
Total costs of the asset acquisition	$72,790

Other current assets	$184
Property, plant and equipment	70,575
Intangible assets	5,999
Total assets acquired	$76,758

Accounts payable and accrued liabilities	$67
Deferred income taxes	3,901
Total liabilities assumed	3,968
Net assets acquired	$72,790

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

Prior to the fourth quarter of 2025, Corporate, other and eliminations selling, general and administrative expenses includes corporate information technology (IT) expenses managed on a worldwide basis that are not allocated to individual segments in Australia and Canada. To better align segment operating income (loss) to the profitability measure used by our CODM, these shared general and administrative costs are now allocated to Australia and Canada beginning with the year ended December 31, 2025. For the years ended December 31, 2024, and 2023, we allocated corporate IT expenses to Australia and Canada of $9.0 million and $8.8 million, respectively, to conform with the presentation for the year ended December 31, 2025.

Financial information by business segment for each of the three years ended December 31, 2025, 2024 and 2023 is summarized in the following (in thousands):

2025	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$460,295	$178,554	$—	$638,849
Cost of sales and services	339,457	147,991	313	487,761
Revenues less cost of sales and services	120,838	30,563	(313)	151,088

Selling, general and administrative expenses	32,422	18,061	24,859	75,342
Depreciation and amortization expense	36,891	35,623	104	72,618
Other operating expense (income) (1)	(442)	(1,393)	848	(987)
Operating income (loss)	51,967	(21,728)	(26,124)	4,115

Recon to income (loss) before income taxes
Other income (loss) (2)				(10,571)
Income (loss) before income taxes				$(6,456)

Capital expenditures	$14,363	$5,779	$48	$20,190

2024	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$426,956	$245,087	$10,079	$682,122
Cost of sales and services	315,374	207,135	10,158	532,667
Revenues less cost of sales and services	111,582	37,952	(79)	149,455

Selling, general and administrative expenses	30,255	21,951	21,144	73,350
Depreciation and amortization expense	31,044	36,704	290	68,038
Other operating expense (income) (1)	6,302	(2,482)	2,915	6,735
Operating income (loss)	43,981	(18,221)	(24,428)	1,332

Recon to income (loss) before income taxes
Other income (loss) (2)				(7,269)
Income (loss) before income taxes				$(5,937)

Capital expenditures	$15,703	$10,344	$91	$26,138

2023	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$336,763	$352,795	$11,247	$700,805
Cost of sales and services	243,011	277,067	10,209	530,287
Revenues less cost of sales and services	93,752	75,728	1,038	170,518

Selling, general and administrative expenses	24,146	24,686	23,773	72,605
Depreciation and amortization expense	28,696	46,319	127	75,142
Other operating expense (income) (1)	16	(18,568)	1,836	(16,716)
Operating income (loss)	40,894	23,291	(24,698)	39,487

Recon to income (loss) before income taxes
Other income (loss) (2)				876
Income (loss) before income taxes				$40,363

Capital expenditures	$21,632	$9,216	$785	$31,633

(1)Other operating expense (income) for each reportable segment primarily includes other operating income and expenses for the years ended December 31, 2025, 2024 and 2023. In addition, for the years ended December 31, 2024 and 2023, Other operating expense (income) included impairment expense. For the years ended December 31, 2024 and 2023, Other operating expense (income) in Canada includes gain on sale of McClelland Lake Lodge assets, net.
(2)Other income (loss) is primarily related to interest expense, interest income and other income.

Financial information by geographic segment as of and for each of the three years ended December 31, 2025, 2024 and 2023, is summarized below (in thousands). Other revenues include export sales. Revenues are attributable to countries based on the location of the entity selling the products or performing the services Total assets are attributable to countries based on the physical location of the entity and its operating assets and do not include intercompany balances.

	Canada	Australia	Other	Total
2025
Revenues from unaffiliated customers	$178,554	$460,295	$—	$638,849
Total assets	187,767	272,900	16,744	477,411

2024
Revenues from unaffiliated customers	$245,087	$426,956	$10,079	$682,122
Total assets	208,248	185,643	11,181	405,072

2023
Revenues from unaffiliated customers	$352,795	$336,763	$11,247	$700,805
Total assets	318,998	205,702	23,362	548,062

21.VALUATION ACCOUNTS

Activity in the valuation accounts was as follows (in thousands):

	Balance at Beginning of Period	Charged (Reduction) to Costs and Expenses	Deductions (Net of Recoveries)	Translation and Other, Net	Balance at End of Period
Year Ended December 31, 2025:
Allowance for credit losses on accounts receivable	$208	$12	$—	$16	$236
Valuation allowance for deferred tax assets	81,998	10,642	1,472	4,390	98,502

Year Ended December 31, 2024:
Allowance for credit losses on accounts receivable	$199	$33	$(7)	$(17)	$208
Valuation allowance for deferred tax assets	78,769	8,983	(910)	(4,844)	81,998

Year Ended December 31, 2023:
Allowance for credit losses on accounts receivable	$299	$79	$(181)	$2	$199
Valuation allowance for deferred tax assets	82,905	(2,556)	(1,767)	187	78,769