Form 10-Q
period 2026-03-31
Civeo Corp
filed 2026-05-01
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The Registrant had 10,943,296 common shares outstanding as of April 27, 2026.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2026	2025

Revenue	$172,667	$144,044
Costs and expenses:
Service and other costs	132,506	114,615
Selling, general and administrative expenses	20,068	18,185
Depreciation and amortization expense	17,308	16,253
Other operating (income) expense	(338)	507
	169,544	149,560
Operating income (loss)	3,123	(5,516)

Interest expense	(3,762)	(1,619)
Interest income	38	26
Other income (expense)	(61)	347
Loss before income taxes	(662)	(6,762)
Income tax expense	(3,141)	(3,088)
Net loss	(3,803)	(9,850)
Less: Net income (loss) attributable to noncontrolling interest	5	(8)
Net loss attributable to Civeo Corporation	$(3,808)	$(9,842)

Per Share Data (see Note 6)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.34)	$(0.72)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.34)	$(0.72)

Weighted average number of common shares outstanding:
Basic	11,122	13,600
Diluted	11,122	13,600

Dividends per common share	$—	$0.25

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended March 31,
	2026	2025

Net loss	$(3,803)	$(9,850)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	4,895	1,093
Total other comprehensive income, net of taxes	4,895	1,093

Comprehensive income (loss)	1,092	(8,757)
Less: Comprehensive income (loss) attributable to noncontrolling interest	5	(8)
Comprehensive income (loss) attributable to Civeo Corporation	$1,087	$(8,749)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,549	$14,439
Accounts receivable, net	107,166	90,470
Inventories	6,337	6,218
Prepaid expenses	20,115	17,209
Other current assets	2,656	2,877
Total current assets	152,823	131,213

Property, plant and equipment, net	235,259	244,517
Goodwill	7,774	7,541
Other intangible assets, net	68,229	70,410
Operating lease right-of-use assets	17,713	14,485
Other noncurrent assets	9,807	9,245
Total assets	$491,605	$477,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,654	$44,282
Accrued liabilities	26,251	30,837
Income taxes payable	182	153
Deferred revenue	2,806	2,903
Other current liabilities	7,181	6,761
Total current liabilities	81,074	84,936

Long-term debt	212,276	182,842
Deferred income taxes	3,272	3,318
Operating lease liabilities	14,040	11,142
Other noncurrent liabilities	20,197	20,789
Total liabilities	330,859	303,027

Shareholders’ Equity:
Common shares (no par value; 46,000,000 shares authorized, 11,393,480 shares and 11,872,028 shares issued, respectively, and 10,943,296 shares and 11,434,033 shares outstanding, respectively)	—	—
Additional paid-in capital	1,635,135	1,634,883
Accumulated deficit	(1,077,359)	(1,058,911)
Common shares held in treasury at cost, 450,184 and 437,995 shares, respectively	(11,112)	(10,775)
Accumulated other comprehensive loss	(385,918)	(390,813)
Total Civeo Corporation shareholders’ equity	160,746	174,384
Noncontrolling interest	—	—
Total shareholders’ equity	160,746	174,384
Total liabilities and shareholders’ equity	$491,605	$477,411

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, December 31, 2024	$—	$1,631,823	$(980,720)	$(10,130)	$(404,600)	$625	$236,998
Net loss	—	—	(9,842)	—	—	(8)	(9,850)
Currency translation adjustment	—	—	—	—	1,093	—	1,093
Dividends paid	—	—	(3,437)	—	—	(617)	(4,054)
Common shares repurchased	—	—	(3,334)	—	—	—	(3,334)
Excise tax on common shares repurchased	—	—	(67)	—	—	—	(67)
Share-based compensation	—	597	—	(645)	—	—	(48)
Balance, March 31, 2025	$—	$1,632,420	$(997,400)	$(10,775)	$(403,507)	$—	$220,738

Balance, December 31, 2025	$—	$1,634,883	$(1,058,911)	$(10,775)	$(390,813)	$—	$174,384
Net income (loss)	—	—	(3,808)	—	—	5	(3,803)
Currency translation adjustment	—	—	—	—	4,895	—	4,895
Dividends paid	—	—	—	—	—	(5)	(5)
Common shares repurchased	—	—	(14,353)	—	—	—	(14,353)
Excise tax on common shares repurchased	—	—	(287)	—	—	—	(287)
Share-based compensation	—	252	—	(337)	—	—	(85)
Balance, March 31, 2026	$—	$1,635,135	$(1,077,359)	$(11,112)	$(385,918)	$—	$160,746

Common Shares (in thousands)
Balance, December 31, 2025	11,434
Share-based compensation	20
Common shares repurchased	(511)
Balance, March 31, 2026	10,943
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,803)	$(9,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,308	16,253
Deferred income tax benefit	(139)	(510)
Non-cash compensation charge	252	597
Gains on disposals of assets	(19)	(155)
Provision for credit losses, net of recoveries	862	(20)
Other, net	661	(29)
Changes in operating assets and liabilities:
Accounts receivable	(15,992)	(4,156)
Inventories	(17)	1,841
Accounts payable and accrued liabilities	(4,108)	(9,835)
Taxes payable	(2,332)	(2,059)
Other current and noncurrent assets and liabilities, net	(2,417)	(522)
Net cash flows used in operating activities	(9,744)	(8,445)

Cash flows from investing activities:
Capital expenditures	(4,133)	(5,271)
Proceeds from dispositions of property, plant and equipment	200	167
Net cash flows used in investing activities	(3,933)	(5,104)

Cash flows from financing activities:
Revolving credit borrowings	192,837	99,155
Revolving credit repayments	(162,279)	(54,989)
Debt issuance costs	—	(125)
Dividends paid	—	(3,437)
Repurchases of common shares	(14,353)	(3,334)
Taxes paid on vested shares	(337)	(645)
Net cash flows provided by financing activities	15,868	36,625

Effect of exchange rate changes on cash	(81)	92
Net change in cash and cash equivalents	2,110	23,168
Cash and cash equivalents, beginning of period	14,439	5,204

Cash and cash equivalents, end of period	$16,549	$28,372

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

Basis of Presentation

Unless otherwise stated or the context otherwise indicates: (i) all references in these consolidated financial statements to “Civeo,” “us,” “our” or “we” refer to Civeo Corporation and its consolidated subsidiaries; and (ii) all references in this report to “dollars” or “$” are to United States (U.S.) dollars. Certain reclassifications have been made to the prior year financial statements for them to conform with the 2026 presentation.

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

The unaudited consolidated financial statements included in this report should be read in conjunction with our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
2.REVENUE

The following table disaggregates our revenue by our two reportable segments (Australia and Canada) into major categories for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Australia
Accommodation and associated services revenues	$55,806	$46,823
Integrated services and other services revenues	67,212	56,823
Total Australia revenues	123,018	103,646

Canada
Accommodation and associated services revenues	$43,134	$33,436
Mobile facility rental and associated services revenues	1,038	219
Integrated services and other services revenues	5,477	6,743
Total Canada revenues	49,649	40,398

Total revenues	$172,667	$144,044

Our payment terms vary by the type and location of our customer and the services offered. The time between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of March 31, 2026, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2026	2027	2028	Thereafter	Total
Revenue expected to be recognized as of March 31, 2026	$148,174	$153,135	$88,062	$200,676	$590,047

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

As of March 31, 2026 and December 31, 2025, we believe the carrying value of our floating-rate debt outstanding under our revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
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

4.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at March 31, 2026 and December 31, 2025 is presented below (in thousands):

	March 31, 2026	December 31, 2025
Accounts receivable, net:
Trade	$88,509	$70,646
Unbilled revenue	16,189	15,273
Other	3,552	4,787
Total accounts receivable	108,250	90,706
Allowance for credit losses	(1,084)	(236)
Total accounts receivable, net	$107,166	$90,470

	March 31, 2026	December 31, 2025
Inventories:
Finished goods, including purchased food, housekeeping and retail inventory	$4,513	$4,486
Raw materials	1,824	1,732
Total inventories	$6,337	$6,218

	Estimated Useful Life (in years)			March 31, 2026	December 31, 2025
Property, plant and equipment, net:
Land				$29,881	$29,476
Accommodations assets	3	—	15	1,409,352	1,410,965
Buildings and leasehold improvements	6	—	40	14,053	13,817
Machinery and equipment	4	—	7	15,133	15,047
Office furniture and equipment	3	—	7	70,306	69,623
Vehicles	3	—	5	8,229	8,309
Construction in progress				3,482	1,694
Total property, plant and equipment				1,550,436	1,548,931
Accumulated depreciation				(1,315,177)	(1,304,414)
Total property, plant and equipment, net				$235,259	$244,517

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	March 31, 2026	December 31, 2025
Accrued liabilities:
Accrued compensation	$21,157	$24,682
Accrued taxes, other than income taxes	4,044	3,873
Other	1,050	2,282
Total accrued liabilities	$26,251	$30,837

	March 31, 2026	December 31, 2025
Contract assets:
Current contract assets (1)	$1,299	$1,363
Noncurrent contract assets (1)	3,371	2,725
Total contract assets	$4,670	$4,088

Contract liabilities (Deferred revenue):
Current contract liabilities (2)	$2,806	$2,903
Noncurrent contract liabilities (2)	2,341	2,908
Total contract liabilities (Deferred revenue)	$5,147	$5,811

(1)Current contract assets and Noncurrent contract assets are included in "Other current assets" and "Other noncurrent assets," respectively, in our unaudited consolidated balance sheets.
(2)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our unaudited consolidated balance sheets.

Contract assets consists of upfront incentives offered as consideration for entering into multi-year contracts. These incentives are refundable to us if the customer cancels the contract prior to the end of the contracted terms. The contract assets are amortized as a reduction of revenue over the contract term as the related services are provided. The increase in contract assets from December 31, 2025 to March 31, 2026 was due to incentives provided to a customer in Australia, beginning in the first quarter of 2025, in connection with entering into a six-year integrated services contract.

Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The decrease in deferred revenue from December 31, 2025 to March 31, 2026 was due to revenue recognized over the contracted terms related to advance payments received from a customer for village enhancements in Australia.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
5.ASSET ACQUISITION

On May 6, 2025, we acquired assets of Qantac Pty Ltd (Qantac), located in Queensland, Australia (the Qantac Acquisition) for total consideration of A$105 million (or approximately US$68 million) in cash. The Qantac Acquisition included four villages, with 1,368 rooms in Australia’s Bowen Basin and the associated accommodation assets, land and customer contracts. As a result of the Qantac Acquisition, we expanded our existing accommodations business into the Blackwater region of the Bowen Basin, which was not previously served by our existing villages. The Qantac Acquisition was funded with cash on hand and borrowings under the Amended Credit Agreement (as defined in Note 7). Qantac’s operations are reported as new village locations in our Australia reportable business segment.

The Qantac Acquisition was accounted for as an asset acquisition based on the principles described in Accounting Standards Codification Topic 805, Business Combinations, which provides a screen to determine when a set of transferred assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similarly identifiable assets, the set of transferred assets is not a business. Under the accounting for asset acquisitions, the acquisition is recorded using a cost accumulation and allocation model under which the cost of such acquisition is allocated on a relative fair value basis to the assets acquired and liabilities assumed. Acquisition-related transaction costs are capitalized as a component of the cost of the assets acquired. Goodwill is not recognized in an asset acquisition, and any difference between consideration transferred and the fair value of the net assets acquired is allocated to the certain identifiable assets acquired based on their relative fair values.

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

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The calculation of basic and diluted earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Basic net loss attributable to Civeo Corporation	$(3,808)	$(9,842)
Diluted net loss attributable to Civeo Corporation	$(3,808)	$(9,842)

Denominator:
Weighted average shares outstanding - basic	11,122	13,600
Dilutive shares - share-based awards	—	—
Weighted average shares outstanding - diluted	11,122	13,600

Basic net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.34)	$(0.72)

Diluted net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.34)	$(0.72)

(1)Computations may reflect rounding adjustments.

Share-based awards that have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive totaled 0.1 million shares and 0.1 million shares, respectively, for the three months ended March 31, 2026 and 2025.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
7.DEBT

As of March 31, 2026 and December 31, 2025, long-term debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025

U.S. revolving credit facility; weighted average interest rate of 8.9% for the three month period ended March 31, 2026	$5,000	$—

Canadian revolving credit facility; weighted average interest rate of 5.9% for the three month period ended March 31, 2026	155,676	132,787

Australian revolving credit facility; weighted average interest rate of 6.9% for the three month period ended March 31, 2026	51,600	50,055
Total debt	$212,276	$182,842

Credit Agreement
As of March 31, 2026, our Syndicated Facility Agreement, the Credit Agreement, provided for a $265.0 million revolving credit facility scheduled to mature on August 8, 2028, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers; (B) a $200.0 million senior secured revolving credit facility in favor of Civeo and certain of our U.S. subsidiaries, as borrowers; and (C) a $55.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower.

On April 23, 2026, the Credit Agreement was amended and restated (as amended to date, the Amended Credit Agreement) to, among other things:

•provide for an increase by $20.0 million of the aggregate revolving loan commitments under the Amended Credit Agreement, to an aggregate maximum principal amount of $285.0 million, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers (the U.S. Facility); (B) a $205.0 million senior secured revolving credit facility in favor of Civeo, as borrower (the Canadian Facility); and (C) a $70.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrowers;

•extend the maturity from August 8, 2028 to April 23, 2030; and

•provide for other technical changes and amendments to the Credit Agreement.

U.S. dollar amounts outstanding under the facilities provided by the Amended Credit Agreement bear interest at a variable rate equal to Adjusted Term Secured Overnight Financing Rate (SOFR), which is equal to Term SOFR plus a 10 basis point adjustment, plus a margin of 2.50% to 3.75%, or a base rate plus a margin of 1.50% to 2.75%, in each case based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Amended Credit Agreement). Canadian dollar amounts outstanding bear interest at a variable rate equal to Adjusted Term Canadian Overnight Repo Rate Average (CORRA), which is equal to the Term CORRA plus a 29.55 basis point adjustment for one month terms or a 32.14 basis point adjustment for three month terms, plus a margin of 2.50% to 3.75%, or a Canadian Prime rate plus a margin of 1.50% to 2.75%, in each case based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Amended Credit Agreement). Australian dollar amounts outstanding under the Amended Credit Agreement bear interest at a variable rate equal to the Bank Bill Swap Bid Rate plus a margin of 2.50% to 3.75%, based on a ratio of our total net debt to Consolidated EBITDA (as defined in the Amended Credit Agreement).

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) specified acquisitions; (iv) certain restrictive agreements; (v) transactions with affiliates; and (vi) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and a maximum net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness or convertible indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured leverage ratio no greater than 2.50 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of March 31, 2026.
Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Amended Credit Agreement are guaranteed by our material subsidiaries. As of March 31, 2026, we had six lenders that were parties to the Amended Credit Agreement, with total revolving commitments ranging from $37.5 million to $60.0 million. As of March 31, 2026, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.9 million under the Canadian facility. We also had outstanding bank guarantees of A$1.4 million under the Australian facility.
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

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of March 31, 2026 and 2025, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended March 31, 2026 totaled $3.1 million, or (474.5)% of pretax loss, compared to income tax expense of $3.1 million, or (45.7)% of pretax loss, for the three months ended March 31, 2025. Our effective tax rate for the three months ended March 31, 2026 and 2025 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

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

10.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $4.9 million from $390.8 million at December 31, 2025 to $385.9 million at March 31, 2026, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the three months of 2026 were primarily driven by the Australian dollar increasing in value compared to the U.S. dollar and the Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Australian dollar functional currency net assets totaled approximately A$245 million and our Canadian dollar functional currency net liabilities totaled approximately C$20 million at March 31, 2026.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
11. SHARE REPURCHASE PROGRAMS AND DIVIDENDS

Share Repurchase Programs

In March 2025, our Board of Directors (Board) authorized a common share repurchase program (the Share Repurchase Program) to repurchase up to 10.0% of our total common shares which were issued and outstanding at that date, or approximately 1.4 million common shares over a twelve month period. In April 2025, our Board authorized an increase to the Share Repurchase Program to repurchase up to 20.0% of our total common shares which are issued and outstanding at that date, or approximately 2.7 million common shares. In March 2026, our Board authorized an additional repurchase authorization of up to 10.0% of our common shares outstanding upon completion of the existing Share Repurchase Program.

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

The following table summarizes our common share repurchases for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Dollar-value of shares repurchased	$14,353	$3,334
Shares repurchased	511.0	153.1
Average price paid per share	$28.06	$21.75

Dividends

In April 2025, after the completion of our first quarter 2025 dividend, our Board suspended quarterly dividends on our common shares to prioritize returning capital to our shareholders through ongoing share repurchases.

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

Outstanding Awards

Phantom Share Units. On March 5, 2026, we granted 132,804 phantom share units under the Civeo Plan, which vest in three equal annual installments beginning on March 5, 2027. We also granted 44,187 phantom share units under the Canadian Long-Term Incentive Plan, which vest in three equal annual installments beginning on March 5, 2027. Phantom share units are settled in cash upon vesting.

During the three months ended March 31, 2026 and 2025, we recognized compensation expense associated with phantom share units totaling $2.4 million and $1.8 million, respectively. At March 31, 2026, unrecognized compensation cost related to phantom share units was $10.4 million, as remeasured at March 31, 2026, which is expected to be recognized over a weighted average period of 2.2 years.

Performance Share Awards. On March 5, 2026, we granted 144,433 performance share awards under the Civeo Plan, which cliff vest after three years subject to attainment of applicable performance goals. These awards will be earned in amounts between 0% and 200% of the participant’s target performance share award, based on the payout percentage associated with

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Civeo’s relative total shareholder return rank among a peer group of other companies and the payout percentage associated with Civeo's three-year growth in EBITDA over the performance period relative to a preset 2028 EBITDA target. The portion of the performance share awards tied to the 2028 EBITDA target includes a performance-based vesting requirement. We evaluate the probability of achieving the performance goals throughout the performance period and will adjust share-based compensation expense based on the number of shares expected to vest based on our estimate of the most probable performance outcome. No share-based compensation expense is recognized if the performance criteria are not probable of being achieved.

During the three months ended March 31, 2026 and 2025, we recognized compensation expense associated with performance share awards totaling $0.1 million and $0.3 million, respectively. The total fair value of performance share awards that vested during the three months ended March 31, 2026 and 2025 was $0.9 million and $1.7 million, respectively. At March 31, 2026, unrecognized compensation cost related to performance share awards was $4.8 million, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Share Awards / Deferred Share Awards. Compensation expense associated with restricted share awards and deferred share awards recognized in the three months ended March 31, 2026 and 2025 totaled $0.4 million and $0.3 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the three months ended March 31, 2026 and 2025 was zero.

At March 31, 2026, unrecognized compensation cost related to restricted share awards and deferred share awards was $0.2 million, which is expected to be recognized over a weighted average period of 0.1 years.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

13.SEGMENT AND RELATED INFORMATION

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Our Chief Executive Officer is the chief operation decision maker (CODM). We have identified two reportable segments, Australia and Canada, which represent our strategic focus on hospitality services and workforce accommodations.

Prior to the fourth quarter of 2025, Corporate, other and eliminations selling, general and administrative expenses includes corporate information technology (IT) expenses managed on a worldwide basis that were not allocated to individual segments in Australia and Canada. To better align segment operating income (loss) to the profitability measure used by our CODM, these shared general and administrative costs are now allocated to Australia and Canada beginning with the year ended December 31, 2025. For the three months ended March 31, 2025, we allocated corporate IT expenses to Australia and Canada of $2.0 million to conform with the presentation for the three months ended March 31, 2026.

Financial information by business segment for each of the three months ended March 31, 2026 and 2025 is summarized in the following table (in thousands):

Three Months Ended March 31, 2026	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$123,018	$49,649	$—	$172,667
Cost of sales and services	92,468	40,027	11	132,506
Revenues less cost of sales and services	30,550	9,622	(11)	40,161

Selling, general and administrative expenses	9,004	6,007	5,057	20,068
Depreciation and amortization expense	9,203	8,083	22	17,308
Other operating expense (income) (1)	(345)	(79)	86	(338)
Operating income (loss)	12,688	(4,389)	(5,176)	3,123

Reconciliation to income (loss) before income taxes
Other loss (2)				(3,785)
Loss before income taxes				$(662)

Capital expenditures	$817	$1,870	$1,446	$4,133
Total assets	$285,577	$189,287	$16,741	$491,605

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Three Months Ended March 31, 2025	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$103,646	$40,398	$—	$144,044
Cost of sales and services	76,720	37,645	250	114,615
Revenues less cost of sales and services	26,926	2,753	(250)	29,429

Selling, general and administrative expenses	7,853	4,860	5,472	18,185
Depreciation and amortization expense	7,804	8,420	29	16,253
Other operating expense (1)	75	61	371	507
Operating income (loss)	11,194	(10,588)	(6,122)	(5,516)

Reconciliation to income (loss) before income taxes
Other loss (2)				(1,246)
Loss before income taxes				$(6,762)

Capital expenditures	$1,945	$3,326	$—	$5,271
Total assets	$206,804	$207,008	$9,940	$423,752

(1)Other operating expense (income) for each reportable segment primarily includes other operating income and expenses for the three months ended March 31, 2026 and 2025.
(2)Other income (loss) is primarily related to interest expense, interest income and other income.

14.SUBSEQUENT EVENT

On April 23, 2026, we amended our Credit Agreement. See Note 7 - Debt for further information.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The Private Securities Litigation Reform Act of 1995 provides safe harbor provisions for forward-looking information. The forward-looking statements can be identified by the use of forward-looking terminology including “may,” “expect,” “anticipate,” “estimate,” “continue,” “believe” or other similar words. The forward-looking statements in this report include, but are not limited to, the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relating to our expectations about the macroeconomic environment and industry conditions, including the volatility in the price of and demand for commodities, as well as our expectations about capital expenditures in 2026, beliefs with respect to liquidity needs and expectations with respect to growth strategies and opportunities, cost reductions, share repurchases and benefits of the Qantac Acquisition. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of known material factors that could affect our results, refer to “Risk Factors” in this quarterly report and "Risk Factors," “Cautionary Statement Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025 and our subsequent SEC filings. Should one or more of these risks or uncertainties materialize, or should the assumptions prove incorrect, actual results may differ materially from those expected, estimated or projected. Our management believes these forward-looking statements are reasonable. However, you should not place undue reliance on these forward-looking statements, which are based only on our current expectations and are not guarantees of future performance. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the foregoing. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to publicly update or revise any of them in light of new information, future events or otherwise, except to the extent required by applicable law.

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
Overview and Macroeconomic Environment
Demand for the majority of our hospitality services is driven primarily by ongoing operations of existing natural resource projects in Australia and Canada. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure. Long-term demand for our services has been driven by natural resource production, maintenance, operation and expansion of those facilities. In general, industry capital spending programs are based on the outlook for commodity prices, production costs, economic growth, perceived political risk, global commodity supply/demand, reserve replacement requirements, estimates of resource production, annual maintenance requirements, inclusive of turnaround requirements, and the expectations of our customers' shareholders. As a result, demand for our hospitality services is sensitive to expected commodity prices, principally related to met (metallurgical) coal, oil, iron ore and liquefied natural gas (LNG), and the resultant impact of these commodity price expectations on our customers' spending. In addition to these historical demand drivers, there is increasing demand for our assets and services tied to data center construction and associated infrastructure. This is principally occurring in the United States (U.S.) but could begin to occur in Australia and Canada as well. Other factors that can affect our business and financial results include the general global economic environment, including inflationary pressures, supply chain disruptions and labor shortages, the impact of global tariff changes and other changes to trade policies, volatility affecting the banking system and financial markets, availability of capital to the natural resource industry and regulatory changes in Australia, Canada and other markets, including governmental measures introduced to mitigate climate change.

Commodity Prices
While prices for the commodities that our customers produce stabilized in late 2025 and strengthened in early 2026, there remains continued risk of future volatility, particularly in light of ongoing geopolitical tensions in the Middle East. The factors that could drive such volatility and underlying activity include the U.S. and Israeli conflict with Iran, expectations for global macroeconomic stability and growth, inflationary pressures, higher interest rates, economic growth (or contraction) in China and resultant economic stimulus by the Chinese government, the impact of changes to global tariff and trade policies, actions taken by Organization of the Petroleum Exporting Countries Plus (OPEC+) to adjust oil production levels, other geopolitical events such as the ongoing conflicts in Russia and Ukraine, U.S. oil production levels and regulatory implications on such prices. In Canada, ongoing tensions between the U.S and Canadian governments regarding trade policy may spur Canadian infrastructure projects, including pipelines for LNG or oil, carbon capture installation for oil producing operations and mining for critical minerals.
Recent Commodity Prices.

Recent met coal, iron ore, West Texas Intermediate (WTI) crude, and Western Canadian Select (WCS) crude pricing trends are as follows:

	Average Price (1)
Quarter ended	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)	WTI Crude (per bbl)	WCS Crude (per bbl)
Second Quarter through April 27, 2026	$229.39	$101.65	$97.74	$73.40
3/31/2026	231.01	102.86	72.74	57.16
12/31/2025	198.75	100.23	59.24	46.73
9/30/2025	183.06	96.97	65.06	52.48
6/30/2025	186.10	92.70	63.81	53.15
3/31/2025	185.13	97.25	71.47	58.27
12/31/2024	203.50	96.00	70.42	57.50
9/30/2024	210.74	94.54	75.29	59.97
6/30/2024	242.93	106.01	80.83	67.24
3/31/2024	307.68	118.54	77.01	59.48

(1)Source: Hard coking coal prices are from IHS Markit, iron ore prices and WCS crude prices are from Bloomberg and WTI crude prices are from U.S. Energy Information Administration.

Met Coal. In Australia, 86% of our Australian owned rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by global steel production, which remained subdued throughout 2025 and into early 2026. China and Japan experienced declines in steel production through the first three months of 2026, while India and the U.S. continue to see consistent positive growth through 2025 and into early 2026. Global tariff developments and recession fears are weighing on current and near-term global steel production, while the ongoing conflict in the Middle East has contributed to further economic and trade uncertainty. While there has been no noticeable impact on met coal prices to date, input costs for producers are expected to increase, particularly due to higher diesel prices.
Global steel production decreased by 2.3% for the three months through March 2026 compared to the same period in 2025. As of April 27, 2026, met coal spot prices were $228.50 per tonne.
Met coal prices strengthened in late 2025, rising above $200 per tonne following a 12-month period of depressed prices which fluctuated between $169 and $197 per tonne. In early 2026, prices continued to increase, reaching $250 per tonne before moderating to a more stable level between $215 and $230 per tonne as supply and demand conditions became more balanced.

Although met coal prices have risen to over $200 in late 2025, producers continue to re-evaluate production levels with a heightened focus on cost management. The Middle East conflict has resulted in trade disruption, specifically the seaborne transport of oil and LNG through the Strait of Hormuz, increasing the price of oil, gasoline and diesel, putting further pressure on cost containment if fuel costs continue to stay elevated. In late 2025, several large and mid-tier met coal producers in Queensland, Australia reported making production cuts and workforce reductions in response to margin pressures. While met coal prices have settled at a more profitable level in early 2026, additional met coal supply is expected to enter the market from both Australia and the U.S. during 2026, which could place downward pressure on pricing towards $200 per tonne. These supply and demand dynamics may be further impacted by ongoing geopolitical uncertainties, including global tariff developments and the conflict in the Middle East.

Iron Ore. Iron ore prices have fluctuated between $97 and $111 through early 2026 and remained buoyant as steel mills replenished their iron ore stocks. Supply has remained strong, with continued production from Australia and Brazil in early 2026, consistent with trends observed in late 2025. Iron ore prices are expected to moderate with continued strong supply entering the market in 2026 and weaker steel demand.

WTI Crude. WTI crude prices increased during the first quarter of 2026, primarily driven by the U.S. and Israeli conflict with Iran, including the closure of the Strait of Hormuz, which has disrupted global oil supply. In an effort to retain and recapture global market share, OPEC+ began reversing previously implemented production cuts at the beginning of the second quarter of 2025 and continuing throughout 2025, increasing production despite softer global demand for oil. After pausing increases in the first quarter of 2026, OPEC+ resumed unwinding production cuts beginning in the second quarter of 2026.

Current geopolitical conditions have increased volatility in the oil markets, making it more difficult to forecast spending and activity for Canadian oil producers.

WCS Crude. In Canada, WCS crude is the benchmark price for our oil sands customers. Pricing for WCS is driven by several factors, including the underlying price for WTI crude, the availability of transportation infrastructure (consisting of pipelines and crude by railcar), refinery blending requirements and governmental regulation. Historically, WCS has traded at a discount to WTI, creating a “WCS Differential,” due to transportation costs and export capacity limitations to move Canadian heavy oil production to refineries, primarily along the U.S. Gulf Coast. As a result of the U.S. government’s recent takeover of the Venezuelan oil production, there is a new concern that Venezuelan heavy crude may displace refinery demand for Canadian heavy crude on the U.S. Gulf Coast over time.
WCS prices in the first quarter of 2026 averaged $57.16 per barrel compared to an average of $58.27 in the first quarter of 2025. The WCS Differential increased from an average of $12.50 per barrel at the end of the fourth quarter of 2025 to an average of $15.58 at the end of the first quarter of 2026. Further, the U.S. administration implemented and amended several new tariffs during 2025. Continued implementation or expansion of tariffs on oil from Canada could have an adverse impact on our Canadian customers' profit margins, which may in turn reduce their spending on our accommodations and services. With near-term higher prices, Canadian oil sands customers are prioritizing production while focusing on capital discipline and reducing downtime, while continuing to strive for lower operating costs and lower headcount.
Other
Qantac Acquisition. On May 6, 2025, we completed the Qantac Acquisition, which included four villages with 1,368 rooms in Australia’s Bowen Basin and the associated accommodation assets, land and customer contracts. See Note 5. Asset Acquisition to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Inflationary Pressures. Since 2023, price increases resulting from pandemic-related inflation and supply chain disruptions have, and are expected to continue to have, a negative impact on our labor, food and consumable costs, including fuel. Lingering inflation from the pandemic has recently been exacerbated by changes to global tariffs and trade policies. We are managing inflation risk with negotiated service scope changes and contractual protections. Although inflation resulting from global tariffs implemented or threatened by the U.S. administration, and the resulting retaliations by its trading partners, did not materially impact our cost structure in 2025 or into 2026, concerns remain that inflationary pressures could return in the future.

The conflict with Iran and the resulting closure of the Strait of Hormuz has disrupted seaborne trade, specifically the transportation of oil and LNG in the Middle East. Australia imports the majority of its oil and petroleum products, specifically gasoline and diesel. The current disruption of trade through the Strait of Hormuz has materially increased gasoline and diesel prices in Australia, resulting in increased inflation expectations and risk of higher fuel and transportation costs.

Labor Shortages. We continue to experience increased staff costs as a result of hospitality labor shortages in Australia. Australia’s labor market remains historically tight, with unemployment holding just above 4% and job mobility (movement of workers between different employers or businesses) at its lowest in 30 years. A persistent overhang of vacancies continues to constrain recruitment, while government stimulus has disproportionately driven job growth in healthcare, aged care, education and public services. Regulated labor costs also remain high, with the Fair Work Commission decisions pushing wage increases well above Consumer Price Index changes, and statutory increases in superannuation, workers’ compensation and payroll tax are further inflating total labor costs. For hospitality, this combination of scarce labor supply, competition from government-funded sectors and rising employment costs creates sustained pressure on staffing productivity and availability.

LNG. Our Sitka Lodge supports the LNG Canada (LNGC) project and related pipeline projects (specifically, the Coastal GasLink Pipeline, the pipeline constructed to transport natural gas feedstock to LNGC). Construction activity of Phase 1 of the Kitimat LNG Facility has been completed and commercial operations commenced at the end of June 2025. The Coastal GasLink Pipeline was completed in 2024. As such, we continue to expect lower occupancy levels at our Sitka Lodge in the near-term until additional phases of the LNGC project are approved and commence, or further construction activity increases occupancy demand.

From a macroeconomic standpoint, LNG demand has continued to grow, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. The conflicts between Russia and Ukraine and in the Middle East have reinforced the importance for secure natural gas supply globally, particularly in Europe. Accordingly, we expect additional investment in LNG supply will be needed to meet the resulting expected long-term LNG demand growth.

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

	Three Months Ended March 31,
	2026	2025	Change	Percentage
Average Australian dollar to U.S. dollar	$0.6954	$0.6276	$0.068	10.80%
Average Canadian dollar to U.S. dollar	$0.7292	$0.6969	$0.032	4.63%

	As of
	March 31, 2026	December 31, 2025	Change	Percentage
Australian dollar to U.S. dollar	$0.6880	$0.6674	$0.021	3.09%
Canadian dollar to U.S. dollar	$0.7174	$0.7296	($0.012)	(1.67)%

These fluctuations of the Australian and Canadian dollars have had and will continue to have an impact on the translation of earnings generated from our Australian and Canadian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the global economy, commodity prices, demand for met coal, oil, iron ore and LNG, inflation, trade policy and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2026 capital expenditures will be in the range of approximately $25 million to $30 million, compared to 2025 capital expenditures of $20.2 million. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity.

See “Liquidity and Capital Resources” below for further discussion of our 2026 capital expenditures.

Results of Operations
Unless otherwise indicated, discussion of results for the three months ended March 31, 2026, is based on a comparison to the corresponding period of 2025.
Results of Operations – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	Change

	($ in thousands)
Revenues:
Australia	$123,018	$103,646	$19,372
Canada	49,649	40,398	9,251
Total revenues	172,667	144,044	28,623
Costs and expenses:
Cost of sales and services
Australia	92,468	76,720	15,748
Canada	40,027	37,645	2,382
Other	11	250	(239)
Total cost of sales and services	132,506	114,615	17,891
Selling, general and administrative expenses	20,068	18,185	1,883
Depreciation and amortization expense	17,308	16,253	1,055
Other operating (income) expense	(338)	507	(845)
Total costs and expenses	169,544	149,560	19,984
Operating income (expense)	3,123	(5,516)	8,639

Interest expense, net	(3,724)	(1,593)	(2,131)
Other income (expense)	(61)	347	(408)
Loss before income taxes	(662)	(6,762)	6,100
Income tax expense	(3,141)	(3,088)	(53)
Net loss	(3,803)	(9,850)	6,047
Less: Net income (loss) attributable to noncontrolling interest	5	(8)	13
Net loss attributable to Civeo Corporation	$(3,808)	$(9,842)	$6,034

We reported net loss attributable to Civeo for the quarter ended March 31, 2026 of $3.8 million, or $0.34 per diluted share. Net loss included $1.0 million in severance, $0.5 million related to real estate rationalization efforts in Canada and $0.4 million of shareholder activist related costs.
We reported net loss attributable to Civeo for the quarter ended March 31, 2025 of $9.8 million, or $0.72 per diluted share. Net loss included $1.0 million of cost saving initiatives in Canada related to severance and two lodge closures.
Revenues. Consolidated revenues increased $28.6 million, or 20%, in the first quarter of 2026 compared to the first quarter of 2025. This increase was primarily driven by (i) contributions in Australia from the Qantac Acquisition in the second quarter of 2025, (ii) new integrated services business in Queensland, (iii) higher billed rooms at our Canadian oil sands lodges and (iv) a stronger Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2026 compared to the first quarter of 2025. The Qantac Acquisition generated $7.5 million of revenues in the first quarter of 2026. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $17.9 million, or 16%, in the first quarter of 2026 compared to the first quarter of 2025. This increase was primarily driven by (i) incremental costs in Australia associated with the Qantac Acquisition in the second quarter of 2025, (ii) new integrated services business in Queensland, including the associated overhead costs and (iii) higher costs in Canada due to increased occupancy levels and higher food and service costs. In addition, inflation and higher billed days and a stronger Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2026 compared to the first quarter of 2025 resulted in an increase in cost of sales and services. These items were partially offset by reduced costs at certain Canadian lodges and lower indirect costs as a result of cost reduction measures implemented in early 2025. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased $1.9 million, or 10%, in the first quarter of 2026 compared to the first quarter of 2025. This increase was primarily driven by the write-off of accounts receivable in Australia due to customer insolvency of $0.8 million and higher compensation expense of $0.7 million, largely due to severance costs incurred in Canada. In addition, a stronger Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2026 compared to the first quarter of 2025. These items were partially offset by lower office expenses of $0.6 million in the first quarter of 2026 compared to the first quarter of 2025.
Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.1 million, or 6%, in the first quarter of 2026 compared to the first quarter of 2025. The increase was primarily due to additional property, plant and equipment acquired through the Qantac Acquisition and a stronger Australian and Canadian dollar relative to the U.S. dollar in the first quarter of 2026 compared to the first quarter of 2025.
Operating Income (Expense). Consolidated operating income increased $8.6 million, or 157%, in the first quarter of 2026 compared to the first quarter of 2025, primarily driven by the Qantac Acquisition in Australia, higher activity levels in Canada and gross margin expansion in Canada resulting from cost cutting measures previously implemented. These items were partially offset by higher depreciation and amortization expense in the first quarter of 2026 compared to the first quarter of 2025.
Interest Expense, net. Net interest expense increased by $2.1 million, or 134%, in the first quarter of 2026 compared to the first quarter of 2025, primarily related to higher average debt levels, as a result of the Qantac Acquisition and increased share repurchases during 2025.
Income Tax Expense. Our income tax expense for the three months ended March 31, 2026 totaled $3.1 million, or (474.5)% of pretax loss, compared to an income tax expense of $3.1 million, or (45.7)% of pretax loss, for the three months ended March 31, 2025. Our effective tax rate for the three months ended March 31, 2026 and 2025 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Income (Loss). Other comprehensive income increased $3.8 million in the first quarter of 2026 compared to the first quarter of 2025, primarily as a result of foreign currency translation adjustments due to changes in the Australian and Canadian dollar exchange rates compared to the U.S. dollar. The Australian dollar exchange rate compared to the U.S. dollar increased 3.1% in the first quarter of 2026 compared to a 1% increase in the first quarter of 2025. The Canadian dollar exchange rate compared to the U.S. dollar decreased 2% in the first quarter of 2026 compared to a 0.1% increase in the first quarter of 2025.

Segment Results of Operations – Australian Segment

	Three Months Ended March 31,
	2026	2025	Change
Revenues ($ in thousands)
Accommodation and associated services revenue (1)	$55,806	$46,823	$8,983
Integrated services and other services revenue (2)	67,212	56,823	10,389
Total revenues	$123,018	$103,646	$19,372

Cost of sales and services ($ in thousands)
Accommodation and associated services cost	$28,057	$23,071	$4,986
Integrated services and other services cost	60,549	50,651	9,898
Indirect other cost	3,862	2,998	864
Total cost of sales and services	$92,468	$76,720	$15,748

Gross margin as a % of revenues	24.8%	26.0%	(1.1)%

Average daily rate for owned villages (3)	$83	$75	$8

Total billed rooms for owned villages (4)	675,502	625,636	49,866

Average Australian dollar to U.S. dollar	$0.695	$0.628	$0.068

(1)Includes revenues related to village rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to food services and other services, including facilities management for the periods presented.
(3)Average daily rate is based on billed rooms and accommodation revenue in our owned villages.
(4)Billed rooms represent total billed days for owned assets for the periods presented.

Our Australian segment reported revenues in the first quarter of 2026 that were $19.4 million, or 19%, higher than the first quarter of 2025. The strengthening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 10.8% in the first quarter of 2026 compared to the first quarter of 2025 resulted in a $12.0 million period-over-period increase in revenues. On a constant currency basis, the Australian segment experienced a 7.1% period-over-period increase in revenues. Excluding the impact of the strengthening Australian exchange rate, the increase in the Australian segment was driven by the Qantac Acquisition in the second quarter of 2025 and new integrated services business in Queensland.

Our Australian segment cost of sales and services increased $15.7 million, or 21%, in the first quarter of 2026 compared to the first quarter of 2025. The strengthening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 10.8% in the first quarter of 2026 compared to the first quarter of 2025 resulted in a $9.0 million period-over-period increase in cost of sales and services. Excluding the impact of the strengthening Australian exchange rate, the increase in cost of sales and services in the Australian segment was largely driven by the Qantac Acquisition and new integrated services business in Queensland and the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues decreased to 24.8% in the first quarter of 2026 from 26.0% in the first quarter of 2025. This was primarily driven by reduced occupancy at our Bowen Basin villages in Queensland and increased operating costs arising from challenges in industry-wide shortage of skilled labor.

Segment Results of Operations – Canadian Segment

	Three Months Ended March 31,
	2026	2025	Change
Revenues ($ in thousands)
Accommodation and associated services revenue (1)	$43,134	$33,436	$9,698
Mobile facility rental and associated services revenue (2)	1,038	219	819
Integrated services and other services revenue (3)	5,477	6,743	(1,266)
Total revenues	$49,649	$40,398	$9,251

Cost of sales and services ($ in thousands)
Accommodation and associated services cost (1)	$32,124	$28,865	$3,259
Mobile facility rental and associated services cost	679	—	679
Integrated services and other services cost	5,077	6,473	(1,396)
Indirect other costs	2,147	2,307	(160)
Total cost of sales and services	$40,027	$37,645	$2,382

Gross margin as a % of revenues	19.4%	6.8%	12.6%

Average daily rate for owned lodges (4)	$99	$93	$6

Total billed rooms for owned lodges (5)	433,590	358,697	74,893

Average Canadian dollar to U.S. dollar	$0.729	$0.697	$0.032

(1)Includes revenues related to lodge rooms and hospitality services for owned rooms for the periods presented.
(2)Includes revenues related to mobile assets for the periods presented.
(3)Includes revenues related to food services, laundry and water and wastewater treatment services for the periods presented.
(4)Average daily rate is based on billed rooms and accommodation revenue in our owned lodges.
(5)Billed rooms represents total billed days for owned assets for the periods presented.

Our Canadian segment reported revenues in the first quarter of 2026 that were $9.3 million, or 23%, higher than the first quarter of 2025. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 4.6% in the first quarter of 2026 compared to the first quarter of 2025 resulted in a $2.2 million period-over-period increase in revenues. On a constant currency basis, the increase in the Canadian segment was driven by higher billed rooms at our oil sands lodges, up 17% year-over-year. Producers in the region remain focused on reducing operating costs while also prioritizing maintaining and increasing oil production, resulting in additional personnel at site.

Our Canadian segment cost of sales and services increased $2.4 million, or 6%, in the first quarter of 2026 compared to the first quarter of 2025. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 4.6% in the first quarter of 2026 compared to the first quarter of 2025 resulted in a $1.8 million period-over-period increase in cost of sales and services. On a constant currency basis, the increase in cost of sales and services in the Canadian segment was largely driven by higher costs at various lodges due to increased occupancy levels and higher food and service costs as a result of inflation and higher billed days, partially offset by reduced costs at certain lodges and reduced indirect costs as a result of various cost reduction measures implemented in early 2025.

Our Canadian segment gross margin as a percentage of revenues increased from 6.8% in the first quarter of 2025 to 19.4% in the first quarter of 2026. This was primarily driven by operating efficiencies with higher occupancy as well as higher margins as a result of various cost reduction measures implemented in early 2025.

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

The following table summarizes our consolidated liquidity position as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Lender commitments	$265,000	$265,000
Reduction in availability (1)	—	(5,344)
Borrowings against revolving credit capacity	(212,276)	(182,842)
Outstanding letters of credit	(851)	(866)
Unused availability	51,873	75,948
Cash and cash equivalents	16,549	14,439
Total available liquidity	$68,422	$90,387

(1)As of March 31, 2026 and December 31, 2025, zero and $5.3 million, respectively, of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement.

Cash totaling $9.7 million was used in operations during the three months ended March 31, 2026, compared to $8.4 million used in operations during the three months ended March 31, 2025. Net cash used in working capital was $24.9 million during the three months ended March 31, 2026 compared to net cash used in working capital of $14.7 million during the three months ended March 31, 2025. The year-over-year increase in cash used in working capital in 2026 compared to 2025 is largely due to increased accounts receivable balances in Australia and Canada.

Cash was used in investing activities during the three months ended March 31, 2026 in the amount of $3.9 million, compared to cash used in investing activities during the three months ended March 31, 2025 in the amount of $5.1 million. The decrease in cash used in investing activities was primarily due to lower capital expenditures. We received net proceeds from the sale of property, plant and equipment of $0.2 million during the three months ended March 31, 2026 and 2025. Capital expenditures totaled $4.1 million and $5.3 million during the three months ended March 31, 2026 and 2025, respectively. Capital expenditures in both periods were primarily related to maintenance.

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

Net cash of $15.9 million was provided by financing activities during the three months ended March 31, 2026 primarily due to net borrowings under our revolving credit facilities of $30.6 million, partially offset by repurchases of our common shares of $14.4 million and payments to settle tax obligations on vested shares under our share-based compensation plans of $0.3 million. Net cash of $36.6 million was provided by financing activities during the three months ended March 31, 2025 primarily due to net borrowings under our revolving credit facilities of $44.2 million, partially offset by dividend payments of $3.4 million, repurchases of our common shares of $3.3 million, payments to settle tax obligations on vested shares under our share-based compensation plans of $0.7 million and debt issuance costs of $0.1 million.

The following table summarizes the changes in debt outstanding during the three months ended March 31, 2026 (in thousands):

Balance at December 31, 2025	$182,842
Borrowings under revolving credit facilities	192,837
Repayments of borrowings under revolving credit facilities	(162,279)
Translation	(1,124)
Balance at March 31, 2026	$212,276

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

In March 2025, our Board authorized a common share repurchase program (the Share Repurchase Program) to repurchase up to 10.0% of our total common shares which were issued and outstanding at that date, or approximately 1.4 million common shares over a twelve-month period. In April 2025, our Board authorized an increase to the Share Repurchase Program to repurchase up to 20.0% of our total common shares which are issued and outstanding at that date, or approximately 2.7 million common shares. In March 2026, our Board authorized an additional repurchase authorization of up to 10.0% of our common shares outstanding upon completion of the April 2025 authorization. The Share Repurchase Program (including the additional authorizations in April 2025 and March 2026) does not expire. See Note 11 – Share Repurchase Programs and Dividends to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Amended Credit Agreement
On April 23, 2026, the Credit Agreement was amended and restated (as amended to date, the Amended Credit Agreement) to, among other things:

•provide for an increase by $20.0 million of the aggregate revolving loan commitments under the Amended Credit Agreement, to an aggregate maximum principal amount of $285.0 million, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers (the U.S. Facility); (B) a $205.0 million senior secured revolving credit facility in favor of Civeo, as borrower (the Canadian Facility); and (C) a $70.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrowers;

•extend the maturity from August 8, 2028 to April 23, 2030; and

•provide for other technical changes and amendments to the Credit Agreement.
As of March 31, 2026, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.9 million under the Canadian facility. We also had outstanding bank guarantees of A$1.4 million under the Australian facility.

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

Critical Accounting Policies

For a discussion of the critical accounting policies and estimates that we use in the preparation of our consolidated financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025. These estimates require significant judgments, assumptions and estimates. We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the audit committee of our Board. There have been no material changes to the judgments, assumptions and estimates upon which our critical accounting estimates are based.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Our principal market risks are our exposure to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of March 31, 2026, we had $212.3 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $2.1 million annually, based on our floating-rate debt obligations and interest rates in effect as of March 31, 2026.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our reporting currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Australian dollar functional currency net assets totaled approximately A$245 million and our Canadian dollar functional currency net liabilities totaled approximately C$20 million at March 31, 2026.  We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Australian dollar and Canadian dollar relative to the U.S. dollar as of March 31, 2026 would result in translation adjustments of approximately $24 million and $2 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to information set forth in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations", you should carefully read and consider “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, which contains descriptions of significant factors that may cause our future operating results to differ materially from those currently expected.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended March 31, 2026.

	Total Number of Shares Purchased		Average Price Paid per Share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
January 1, 2026 - January 31, 2026	74,000	(1)	$24.51		74,000	548,020
February 1, 2026 - February 28, 2026	443,439	(1) (2)	$28.67	(3)	431,250	116,770
March 1, 2026 - March 31, 2026	5,750	(1)	$27.93		5,750	111,020
Total	523,189		$28.06		511,000	111,020

(1)In April 2025, our Board authorized the repurchase of up to 20% of our total common shares which are issued and outstanding at that date, or approximately 2.7 million common shares (the 2025 Share Repurchase Program). Under the 2025 Share Repurchase Program, we may repurchase shares through a variety of methods, including but not limited to open market repurchases, pursuant to a Rule 10b5‑1 compliant plan, or privately negotiated transactions. We repurchased an aggregate of 511,000 of our common shares outstanding for approximately $14.4 million under the 2025 Share Repurchase Program during the three months ended March 31, 2026. In March 2026, our Board authorized an additional repurchase authorization of up to 10.0% of our common shares outstanding upon completion of the 2025 Share Repurchase Program. The 2025 Share Repurchase Program (including the additional authorization in March 2026) does not expire.
(2)Includes 12,189 shares surrendered to us by participants in our 2014 Equity Participation Plan to settle the participants' personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the plan.
(3)$27.67 per share was the closing price of our common shares on February 23, 2026, the respective date as of which the restrictions lapsed on such shares.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)INDEX OF EXHIBITS

Exhibit No.		Description
10.1
Amended and Restated Syndicated Facility Agreement, dated as of April 23, 2026, by and among Civeo Corporation, Civeo Pty Limited, Civeo Management LLC and Civeo USA LLC, as Borrowers, the Lenders named therein, Royal Bank of Canada, as Administrative Agent, U.S. Collateral Agent, Canadian Administrative Agent, Canadian Collateral Agent and an Issuing Bank, RBC Europe Limited, as Australian Administrative Agent and Australian Collateral Agent, and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 001-36246 filed on April 28, 2026).

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

CIVEO CORPORATION

Date: May 1, 2026	By /s/ E. Collin Gerry
E. Collin Gerry
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)