Form 10-Q
period 2026-06-30
Civeo Corp
filed 2026-07-30
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The Registrant had 10,336,859 common shares outstanding as of July 27, 2026.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$180,017	$162,694	$352,684	$306,738
Costs and expenses:
Service and other costs	138,611	121,531	271,117	236,146
Selling, general and administrative expenses	20,406	20,470	40,474	38,655
Depreciation and amortization expense	16,327	17,827	33,635	34,080
Other operating (income) expense	(419)	66	(757)	573
	174,925	159,894	344,469	309,454
Operating income (loss)	5,092	2,800	8,215	(2,716)

Interest expense	(4,256)	(2,699)	(8,018)	(4,318)
Interest income	52	75	90	101
Other income	120	119	59	466
Income (loss) before income taxes	1,008	295	346	(6,467)
Income tax expense	(3,525)	(3,606)	(6,666)	(6,694)
Net loss	(2,517)	(3,311)	(6,320)	(13,161)
Less: Net income (loss) attributable to noncontrolling interest	4	3	9	(5)
Net loss attributable to Civeo Corporation	$(2,521)	$(3,314)	$(6,329)	$(13,156)

Per Share Data (see Note 6)
Basic net loss per share attributable to Civeo Corporation common shareholders	$(0.23)	$(0.25)	$(0.57)	$(0.98)

Diluted net loss per share attributable to Civeo Corporation common shareholders	$(0.23)	$(0.25)	$(0.57)	$(0.98)

Weighted average number of common shares outstanding:
Basic	10,930	13,177	11,025	13,387
Diluted	10,930	13,177	11,025	13,387

Dividends per common share	$—	$—	$—	$0.25

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss	$(2,517)	$(3,311)	$(6,320)	$(13,161)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	586	10,935	5,481	12,028
Total other comprehensive income, net of taxes	586	10,935	5,481	12,028

Comprehensive income (loss)	(1,931)	7,624	(839)	(1,133)
Less: Comprehensive income (loss) attributable to noncontrolling interest	4	4	9	(4)
Comprehensive income (loss) attributable to Civeo Corporation	$(1,935)	$7,620	$(848)	$(1,129)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$20,605	$14,439
Accounts receivable, net	109,487	90,470
Inventories	6,633	6,218
Prepaid expenses	20,931	17,209
Other current assets	4,192	2,877
Total current assets	161,848	131,213

Property, plant and equipment, net	223,030	244,517
Goodwill	7,807	7,541
Other intangible assets, net	65,728	70,410
Operating lease right-of-use assets	16,554	14,485
Other noncurrent assets	12,888	9,245
Total assets	$487,855	$477,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,127	$44,282
Accrued liabilities	32,328	30,837
Income taxes payable	38	153
Deferred revenue	4,058	2,903
Other current liabilities	7,238	6,761
Total current liabilities	85,789	84,936

Long-term debt	208,595	182,842
Deferred income taxes	1,760	3,318
Operating lease liabilities	12,909	11,142
Other noncurrent liabilities	19,393	20,789
Total liabilities	328,446	303,027

Shareholders’ Equity:
Common shares (no par value; 46,000,000 shares authorized, 11,447,340 shares and 11,872,028 shares issued, respectively, and 10,997,156 shares and 11,434,033 shares outstanding, respectively)	—	—
Additional paid-in capital	1,635,733	1,634,883
Accumulated deficit	(1,079,880)	(1,058,911)
Common shares held in treasury at cost, 450,184 and 437,995 shares, respectively	(11,112)	(10,775)
Accumulated other comprehensive loss	(385,332)	(390,813)
Total Civeo Corporation shareholders’ equity	159,409	174,384
Noncontrolling interest	—	—
Total shareholders’ equity	159,409	174,384
Total liabilities and shareholders’ equity	$487,855	$477,411

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, March 31, 2025	$—	$1,632,420	$(997,400)	$(10,775)	$(403,507)	$—	$220,738
Net income (loss)	—	—	(3,314)	—	—	3	(3,311)
Currency translation adjustment	—	—	—	—	10,934	1	10,935
Dividends paid	—	—	—	—	—	(4)	(4)
Common shares repurchased	—	—	(19,140)	—	—	—	(19,140)
Excise tax on common shares repurchased	—	—	(382)	—	—	—	(382)
Share-based compensation	—	602	—	—	—	—	602
Balance, June 30, 2025	$—	$1,633,022	$(1,020,236)	$(10,775)	$(392,573)	$—	$209,438

Balance, March 31, 2026	$—	$1,635,135	$(1,077,359)	$(11,112)	$(385,918)	$—	$160,746
Net income (loss)	—	—	(2,521)	—	—	4	(2,517)
Currency translation adjustment	—	—	—	—	586	—	586
Dividends paid	—	—	—	—	—	(4)	(4)
Share-based compensation	—	598	—	—	—	—	598
Balance, June 30, 2026	$—	$1,635,733	$(1,079,880)	$(11,112)	$(385,332)	$—	$159,409

Balance, December 31, 2024	$—	$1,631,823	$(980,720)	$(10,130)	$(404,600)	$625	$236,998
Net loss	—	—	(13,156)	—	—	(5)	(13,161)
Currency translation adjustment	—	—	—	—	12,027	1	12,028
Dividends paid	—	—	(3,437)	—	—	(621)	(4,058)
Common shares repurchased	—	—	(22,474)	—	—	—	(22,474)
Excise tax on common shares repurchased	—	—	(449)	—	—	—	(449)
Share-based compensation	—	1,199	—	(645)	—	—	554
Balance, June 30, 2025	$—	$1,633,022	$(1,020,236)	$(10,775)	$(392,573)	$—	$209,438

Balance, December 31, 2025	$—	$1,634,883	$(1,058,911)	$(10,775)	$(390,813)	$—	$174,384
Net income (loss)	—	—	(6,329)	—	—	9	(6,320)
Currency translation adjustment	—	—	—	—	5,481	—	5,481
Dividends paid	—	—	—	—	—	(9)	(9)
Common shares repurchased	—	—	(14,353)	—	—	—	(14,353)
Excise tax on common shares repurchased	—	—	(287)	—	—	—	(287)
Share-based compensation	—	850	—	(337)	—	—	513
Balance, June 30, 2026	$—	$1,635,733	$(1,079,880)	$(11,112)	$(385,332)	$—	$159,409

Common Shares (in thousands)
Balance, December 31, 2025	11,434
Share-based compensation	74
Common shares repurchased	(511)
Balance, June 30, 2026	10,997
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,320)	$(13,161)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,635	34,080
Deferred income tax benefit	(1,706)	(1,868)
Non-cash compensation charge	850	1,199
Gains on disposals of assets	(351)	(261)
Provision for credit losses, net of recoveries	796	(9)
Other, net	1,402	581
Changes in operating assets and liabilities:
Accounts receivable	(18,728)	(10,313)
Inventories	(355)	2,049
Accounts payable and accrued liabilities	(170)	(1,718)
Taxes payable	(3,342)	(13,089)
Other current and noncurrent assets and liabilities, net	(3,815)	(8,248)
Net cash flows provided by (used in) operating activities	1,896	(10,758)

Cash flows from investing activities:
Capital expenditures	(7,846)	(9,769)
Payments related to acquisitions	—	(64,948)
Proceeds from dispositions of property, plant and equipment	1,215	273
Net cash flows used in investing activities	(6,631)	(74,444)

Cash flows from financing activities:
Revolving credit borrowings	422,901	232,902
Revolving credit repayments	(393,321)	(113,679)
Debt issuance costs	(3,434)	(423)
Dividends paid	—	(3,437)
Repurchases of common shares	(14,353)	(22,474)
Taxes paid on vested shares	(337)	(645)
Net cash flows provided by financing activities	11,456	92,244

Effect of exchange rate changes on cash	(555)	2,392
Net change in cash and cash equivalents	6,166	9,434
Cash and cash equivalents, beginning of period	14,439	5,204

Cash and cash equivalents, end of period	$20,605	$14,638

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
FINANCIAL STATEMENTS
(Continued)

2.REVENUE

The following table disaggregates our revenue by our two reportable segments (Australia and Canada) into major categories for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Australia
Accommodation and associated services revenues	$57,373	$52,682	$113,179	$99,505
Integrated services and other services revenues	68,073	59,990	135,285	116,813
Total Australia revenues	125,446	112,672	248,464	216,318

Canada
Accommodation and associated services revenues	$44,082	$42,590	$87,216	$76,026
Mobile facility rental and associated services revenues	367	434	1,405	653
Integrated services and other services revenues	10,122	6,998	15,599	13,741
Total Canada revenues	54,571	50,022	104,220	90,420

Total revenues	$180,017	$162,694	$352,684	$306,738

Our payment terms vary by the type and location of our customer and the services offered. The time between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of June 30, 2026, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2026	2027	2028	Thereafter	Total
Revenue expected to be recognized as of June 30, 2026	$94,178	$150,530	$88,004	$197,511	$530,223

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

As of June 30, 2026 and December 31, 2025, we believe the carrying value of our floating-rate debt outstanding under our revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

During the second quarter of 2025, we acquired accommodation assets, land and customer contracts and recorded them at fair value. Determining the fair value of assets acquired and liabilities assumed required the exercise of judgment, which

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
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

4.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at June 30, 2026 and December 31, 2025 is presented below (in thousands):

	June 30, 2026	December 31, 2025
Accounts receivable, net:
Trade	$88,350	$70,646
Unbilled revenue	18,838	15,273
Other	3,323	4,787
Total accounts receivable	110,511	90,706
Allowance for credit losses	(1,024)	(236)
Total accounts receivable, net	$109,487	$90,470

	June 30, 2026	December 31, 2025
Inventories:
Finished goods, including purchased food, housekeeping and retail inventory	$4,744	$4,486
Raw materials	1,889	1,732
Total inventories	$6,633	$6,218

	Estimated Useful Life (in years)			June 30, 2026	December 31, 2025
Property, plant and equipment, net:
Land				$31,137	$29,476
Accommodations assets	3	—	15	1,385,910	1,410,965
Buildings and leasehold improvements	6	—	40	14,269	13,817
Machinery and equipment	4	—	7	14,838	15,047
Office furniture and equipment	3	—	7	70,897	69,623
Vehicles	3	—	5	7,983	8,309
Construction in progress				2,713	1,694
Total property, plant and equipment				1,527,747	1,548,931
Accumulated depreciation				(1,304,717)	(1,304,414)
Total property, plant and equipment, net				$223,030	$244,517

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	June 30, 2026	December 31, 2025
Accrued liabilities:
Accrued compensation	$27,420	$24,682
Accrued taxes, other than income taxes	3,914	3,873
Other	994	2,282
Total accrued liabilities	$32,328	$30,837

	June 30, 2026	December 31, 2025
Contract assets:
Current contract assets (1)	$1,128	$1,363
Noncurrent contract assets (1)	3,950	2,725
Total contract assets	$5,078	$4,088

Contract liabilities (Deferred revenue):
Current contract liabilities (2)	$4,058	$2,903
Noncurrent contract liabilities (2)	1,684	2,908
Total contract liabilities (Deferred revenue)	$5,742	$5,811

(1)Current contract assets and Noncurrent contract assets are included in "Other current assets" and "Other noncurrent assets," respectively, in our unaudited consolidated balance sheets.
(2)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our unaudited consolidated balance sheets.

Contract assets consists of upfront incentives offered as consideration for entering into multi-year contracts. These incentives are refundable to us if the customer cancels the contract prior to the end of the contracted terms. The contract assets are amortized as a reduction of revenue over the contract term as the related services are provided. The increase in contract assets from December 31, 2025 to June 30, 2026 was due to incentives provided to a customer in Australia, beginning in the first quarter of 2025, in connection with entering into a six-year integrated services contract.

Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The decrease in deferred revenue from December 31, 2025 to June 30, 2026 was due to revenue recognized over the contracted terms related to advance payments received from a customer for village enhancements in Australia.

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

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The calculation of basic and diluted earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Basic net loss attributable to Civeo Corporation	$(2,521)	$(3,314)	$(6,329)	$(13,156)
Diluted net loss attributable to Civeo Corporation	$(2,521)	$(3,314)	$(6,329)	$(13,156)

Denominator:
Weighted average shares outstanding - basic	10,930	13,177	11,025	13,387
Dilutive shares - share-based awards	—	—	—	—
Weighted average shares outstanding - diluted	10,930	13,177	11,025	13,387

Basic net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.23)	$(0.25)	$(0.57)	$(0.98)

Diluted net loss per share attributable to Civeo Corporation common shareholders (1)	$(0.23)	$(0.25)	$(0.57)	$(0.98)

(1)Computations may reflect rounding adjustments.

Share-based awards that have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive totaled 0.2 million shares and 0.1 million shares, respectively, for the three months ended June 30, 2026 and 2025. Share-based awards that have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive totaled 0.1 million shares and 0.1 million shares, respectively, for the six months ended June 30, 2026 and 2025.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
7.DEBT

As of June 30, 2026 and December 31, 2025, long-term debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
U.S. revolving credit facility; weighted average interest rate of 8.9% for the six month period ended June 30, 2026	$9,000	$—

Canadian revolving credit facility; weighted average interest rate of 5.9% for the six month period ended June 30, 2026	147,777	132,787

Australian revolving credit facility; weighted average interest rate of 7.2% for the six month period ended June 30, 2026	51,818	50,055
Total debt	$208,595	$182,842

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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) specified acquisitions; (iv) certain restrictive agreements; (v) transactions with affiliates; and (vi) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00 and a maximum net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.00 to 1.00. Following a qualified offering of indebtedness or convertible indebtedness, we will be required to maintain a maximum leverage ratio of no greater than 3.50 to 1.00 and a maximum senior secured leverage ratio no greater than 2.50 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of June 30, 2026.
Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Amended Credit Agreement are guaranteed by our material subsidiaries. As of June 30, 2026, we had six lenders that were parties to the Amended Credit Agreement, with total revolving commitments ranging from $37.5 million to $52.5 million. As of June 30, 2026, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.8 million under the Canadian facility. We also had outstanding bank guarantees of A$1.4 million under the Australian facility.
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

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of June 30, 2026 and 2025, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended June 30, 2026 totaled $3.5 million, or 349.7% of pretax income, compared to income tax expense of $3.6 million, or 1222.4% of pretax income, for the three months ended June 30, 2025. Our effective tax rate for the three months ended June 30, 2026 and 2025 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the six months ended June 30, 2026 totaled $6.7 million, or 1926.6% of pretax income, compared to income tax expense of $6.7 million, or (103.5)% of pretax loss, for the six months ended June 30, 2025. Our effective tax rate for the six months ended June 30, 2026 and 2025 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

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

10.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $5.5 million from $390.8 million at December 31, 2025 to $385.3 million at June 30, 2026, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
the six months of 2026 were primarily driven by the Australian dollar increasing in value compared to the U.S. dollar and the Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Australian dollar functional currency net assets totaled approximately A$249 million and our Canadian dollar functional currency net liabilities totaled approximately C$18 million at June 30, 2026.

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

The following table summarizes our common share repurchases for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dollar-value of shares repurchased	$—	$19,140	$14,353	$22,474
Shares repurchased	—	883.3	511.0	1,036.4
Average price paid per share	$—	$21.64	$28.06	$21.65

In connection with the issuance of our 4.50% Convertible Senior Notes due 2031, we repurchased 660,297 common shares for a total of approximately $22.3 million. See Note 14 - Subsequent Event for further discussion.

12.SHARE-BASED COMPENSATION

Certain key employees and non-employee directors participate in the Amended and Restated 2014 Equity Participation Plan of Civeo Corporation (the Civeo Plan). The Civeo Plan authorizes our Board and the Compensation Committee of our Board to approve and grant awards of options, awards of share appreciation rights, awards of restricted shares, performance share awards, phantom share units and dividend equivalents, awards of deferred shares, and share payments to our employees and non-employee directors. Approximately 3.5 million Civeo common shares are authorized to be issued under the Civeo Plan.

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

During the three months ended June 30, 2026 and 2025, we recognized compensation expense associated with phantom share units totaling $2.2 million and $1.5 million, respectively. During the six months ended June 30, 2026 and 2025, we recognized compensation expense associated with phantom share units totaling $4.6 million and $3.3 million, respectively. At June 30, 2026, unrecognized compensation cost related to phantom share units was $11.9 million, as remeasured at June 30, 2026, which is expected to be recognized over a weighted average period of 2.0 years.

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

During the three months ended June 30, 2026 and 2025, we recognized compensation expense associated with performance share awards totaling $0.3 million and $0.3 million, respectively. During the six months ended June 30, 2026 and 2025, we recognized compensation expense associated with performance share awards totaling $0.2 million and $0.7 million, respectively. No performance share awards vested during the three months ended June 30, 2026 and 2025. The total fair value of performance share awards that vested during the six months ended June 30, 2026 and 2025 was $0.9 million and $1.7 million, respectively. At June 30, 2026, unrecognized compensation cost related to performance share awards was $2.3 million, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Share Awards / Deferred Share Awards. On May 27, 2026, we granted 30,224 restricted share and deferred share awards to our non-employee directors, which vest in their entirety in May 2027.

Compensation expense associated with restricted share awards and deferred share awards recognized in the three months ended June 30, 2026 and 2025 totaled $0.3 million and $0.3 million, respectively. Compensation expense associated with restricted share awards and deferred share awards recognized in the six months ended June 30, 2026 and 2025 totaled $0.7 million and $0.5 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the three months ended June 30, 2026 and 2025 was $2.2 million and $0.9 million, respectively. The total fair value of restricted share awards and deferred share awards that vested during the six months ended June 30, 2026 and 2025 was $2.2 million and $0.9 million, respectively.

At June 30, 2026, unrecognized compensation cost related to restricted share awards and deferred share awards was $0.9 million, which is expected to be recognized over a weighted average period of 0.9 years.

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

Prior to the fourth quarter of 2025, Corporate, other and eliminations selling, general and administrative expenses includes corporate information technology (IT) expenses managed on a worldwide basis that were not allocated to individual segments in Australia and Canada. To better align segment operating income (loss) to the profitability measure used by our CODM, these shared general and administrative costs are now allocated to Australia and Canada beginning with the year ended December 31, 2025. For the three and six months ended June 30, 2025, we allocated corporate IT expenses to Australia and Canada of $2.0 million and $4.0 million to conform with the presentation for the three and six months ended June 30, 2026.

Financial information by business segment for each of the three and six months ended June 30, 2026 and 2025 is summarized in the following table (in thousands):

Three Months Ended June 30, 2026	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$125,446	$54,571	$—	$180,017
Cost of sales and services	94,114	44,258	239	138,611
Revenues less cost of sales and services	31,332	10,313	(239)	41,406

Selling, general and administrative expenses	8,957	4,892	6,557	20,406
Depreciation and amortization expense	8,827	7,481	19	16,327
Other operating expense (income) (1)	(80)	(391)	52	(419)
Operating income (loss)	13,628	(1,669)	(6,867)	5,092

Reconciliation to income (loss) before income taxes
Other loss (2)				(4,084)
Income before income taxes				$1,008

Capital expenditures	$2,252	$1,101	$360	$3,713
Total assets	$182,821	$284,697	$20,337	$487,855

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Three Months Ended June 30, 2025	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$112,672	$50,022	$—	$162,694
Cost of sales and services	82,477	39,037	17	121,531
Revenues less cost of sales and services	30,195	10,985	(17)	41,163

Selling, general and administrative expenses	8,113	4,711	7,646	20,470
Depreciation and amortization expense	9,050	8,751	26	17,827
Other operating expense (income) (1)	(144)	21	189	66
Operating income (loss)	13,176	(2,498)	(7,878)	2,800

Reconciliation to income (loss) before income taxes
Other loss (2)				(2,505)
Income before income taxes				$295

Capital expenditures	$3,451	$1,047	$—	$4,498
Total assets	$276,623	$681,264	$(449,048)	$508,839

Six Months Ended June 30, 2026	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$248,464	$104,220	$—	$352,684
Cost of sales and services	186,582	84,285	250	271,117
Revenues less cost of sales and services	61,882	19,935	(250)	81,567

Selling, general and administrative expenses	17,961	10,899	11,614	40,474
Depreciation and amortization expense	18,030	15,564	41	33,635
Other operating expense (income) (1)	(425)	(470)	138	(757)
Operating income (loss)	26,316	(6,058)	(12,043)	8,215

Reconciliation to income (loss) before income taxes
Other loss (2)				(7,869)
Income before income taxes				$346

Capital expenditures	$4,122	$1,918	$1,806	$7,846
Total assets	$182,821	$284,697	$20,337	$487,855

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Six Months Ended June 30, 2025	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$216,318	$90,420	$—	$306,738
Cost of sales and services	159,197	76,682	267	236,146
Revenues less cost of sales and services	57,121	13,738	(267)	70,592

Selling, general and administrative expenses	15,966	9,571	13,118	38,655
Depreciation and amortization expense	16,854	17,171	55	34,080
Other operating expense (income) (1)	(69)	82	560	573
Operating income (loss)	24,370	(13,086)	(14,000)	(2,716)

Reconciliation to income (loss) before income taxes
Other loss (2)				(3,751)
Loss before income taxes				$(6,467)

Capital expenditures	$5,396	$4,373	$—	$9,769
Total assets	$276,623	$681,264	$(449,048)	$508,839

(1)Other operating expense (income) for each reportable segment primarily includes other operating income and expenses for the three and six months ended June 30, 2026 and 2025.
(2)Other loss is primarily related to interest expense, interest income and other income.

14.SUBSEQUENT EVENT

On July 7, 2026, we issued $100.0 million in aggregate principal amount of 4.50% Convertible Senior Notes due 2031 (the Firm Notes) in a private unregistered offering. On July 14, 2026 we issued an additional $15.0 million in aggregate principal amount of 4.50% Convertible Senior Notes due 2031 (together with the Firm Notes, the Convertible Notes) pursuant to the exercise in full by the initial purchasers of their option to purchase additional notes. The Convertible Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027. The Convertible Notes will mature on August 1, 2031, unless earlier repurchased or redeemed by us or converted pursuant to their terms. In connection with the issuance of the Convertible Notes, we entered into an indenture (the Indenture) with U.S. Bank Trust Company, National Association, as trustee. We received approximately $110.8 million in net proceeds, of which approximately $22.3 million was used to repurchase 660,297 of our common shares. We used the remainder of the net proceeds from the offering to repay outstanding borrowings under our Amended Credit Agreement.

We may not redeem the Convertible Notes prior to August 1, 2029, except in the event of a tax redemption or a cleanup redemption as described below. The Convertible Notes will be redeemable, in whole or in part (subject to certain limitations described below), at our option at any time, and from time to time, on or after August 1, 2029 and on or before the 60th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if (i) the Convertible Notes are freely tradable as of the date we send the related redemption notice and all accrued and unpaid additional interest, if any, has been paid in full as of the first interest payment date occurring on or before the date we send such notice; and (ii) the last reported sale price per common share exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send such redemption notice; and (2) the trading day immediately before the date we send such notice (an Optional Redemption). However, we may not redeem less than all of the outstanding Convertible Notes unless at least $50.0 million aggregate principal amount of Convertible Notes are outstanding and not called for redemption as of the time we send the related redemption notice. In addition, the Convertible Notes will be redeemable, in whole and not in part, at our option if (i) certain changes in tax law occur (a Tax Redemption); or (ii) the principal amount of the Convertible Notes outstanding is less than 10% of the aggregate principal amount of Convertible Notes initially issued (a Cleanup Redemption), in each case, subject to certain conditions. The redemption price for any Optional Redemption, Tax Redemption or Cleanup Redemption will be 100% of the principal amount of the

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the relevant redemption date. No sinking fund is provided for the Convertible Notes.

Prior to the close of business on the business day immediately preceding May 1, 2031, holders of the Convertible Notes may convert their Convertible Notes at their option only in the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2026, if the last reported sale price per common share exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (the measurement period) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per common share on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on our common shares; or (iv) if we call the Convertible Notes for redemption. On or after May 1, 2031, until the close of business on the second scheduled trading day immediately before the maturity date, holders of the Convertible Notes may convert their Convertible Notes at any time, regardless of the foregoing circumstances.

Upon conversion, we will pay or deliver, as applicable, cash, common shares or a combination of cash and common shares, at our election, based on the applicable conversion rate(s). If we elect to deliver cash or a combination of cash and common shares, then the consideration due upon conversion will be determined over an observation period consisting of 60 “VWAP Trading Days” (as defined in the Indenture). The initial conversion rate is 24.6840 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $40.51 per common share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption. The maximum number of common shares issuable in connection with the conversion of the Convertible Notes is 3,406,392, based on the initial maximum conversion rate of 29.6208 common shares per $1,000 principal amount of Convertible Notes, which amount is subject to adjustment in the same manner as, and at the same time and for the same events for which, the conversion rate is required to be adjusted.

Upon the occurrence of a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Convertible Notes may require us to repurchase all or a portion of the Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The Indenture contains customary events of default, including for certain delisting events with respect to the common shares. In the event of certain events of bankruptcy, insolvency or reorganization involving us or any of our significant subsidiaries or certain delisting events with respect to the common shares that we fail to cure in accordance with the Indenture, 100% of the principal amount of the Convertible Notes plus accrued and unpaid interest, if any, may be declared immediately due and payable, subject to certain conditions in the Indenture. In the case of any other event of default, the trustee or the holders of at least 25% in aggregate principal amount of the then-outstanding Convertible Notes may declare the Convertible Notes to be due and payable immediately.

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
Overview and Macroeconomic Environment
Demand for the majority of our hospitality services is driven primarily by ongoing operations of existing natural resource projects in Australia and Canada. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure. Long-term demand for our services has been driven by natural resource production, maintenance, operation and expansion of those facilities. In general, industry capital spending programs are based on the outlook for commodity prices, production costs, economic growth, perceived political risk, global commodity supply/demand, reserve replacement requirements, estimates of resource production, annual maintenance requirements, inclusive of turnaround requirements, and the expectations of our customers' shareholders. As a result, demand for our hospitality services may be sensitive to expected commodity prices, principally related to metallurgical (met) coal, oil, iron ore and liquefied natural gas (LNG), and the resultant impact of these commodity price expectations on our customers' spending. In addition to these historical demand drivers, there is increasing demand for our assets and services tied to data center construction, electrification projects and associated infrastructure. This is principally occurring in the United States (U.S.) but could begin to occur in Australia and Canada as well. Other factors that can affect our business and financial results include the general global economic environment, including inflationary pressures, supply chain disruptions and labor shortages, the impact of global tariff changes and other changes to trade policies, volatility affecting the banking system and financial markets, availability of capital to the natural resource industry and regulatory changes in Australia, Canada and other markets, including governmental measures introduced to mitigate climate change.

Commodity Prices
While prices for the commodities that our customers produce stabilized in late 2025 and remained elevated through the first half of 2026, there remains continued risk of future volatility, particularly in light of ongoing geopolitical tensions in the Middle East and continuing uncertainty surrounding global trade policy. The factors that could drive such volatility and underlying activity include the ongoing conflict involving Iran, expectations for global macroeconomic stability and growth, inflationary pressures, higher interest rates, economic growth (or contraction) in China and resultant economic stimulus by the Chinese government, the impact of changes to global tariff and trade policies, actions taken by Organization of the Petroleum Exporting Countries Plus (OPEC+) to adjust oil production levels, other geopolitical events such as the ongoing conflicts in Russia and Ukraine, U.S. oil production levels and regulatory implications on such prices. In Canada, ongoing tensions between the U.S. and Canadian governments regarding trade policy may spur Canadian infrastructure projects, including pipelines for LNG or oil, carbon capture installation for oil producing operations and mining for critical minerals.
Recent Commodity Prices.

Recent met coal, iron ore, West Texas Intermediate (WTI) crude, and Western Canadian Select (WCS) crude pricing trends are as follows:

	Average Price (1)
Quarter ended	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)	WTI Crude (per bbl)	WCS Crude (per bbl)
Third Quarter through July 27, 2026	$231.18	$93.14	$78.65	$62.61
6/30/2026	235.53	100.10	93.11	73.05
3/31/2026	231.01	102.86	72.74	57.16
12/31/2025	198.75	100.23	59.24	46.73
9/30/2025	183.06	96.97	65.06	52.48
6/30/2025	186.10	92.70	63.81	53.15
3/31/2025	185.13	97.25	71.47	58.27
12/31/2024	203.50	96.00	70.42	57.50
9/30/2024	210.74	94.54	75.29	59.97
6/30/2024	242.93	106.01	80.83	67.24

(1)Source: Hard coking coal prices are from IHS Markit, iron ore prices and WCS crude prices are from Bloomberg and WTI crude prices are from U.S. Energy Information Administration.

Met Coal. In Australia, 86% of our Australian owned rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region is predominantly influenced by global steel production, which remained subdued throughout 2025 and into 2026. China, Japan, Brazil and Russia experienced declines in steel production through the first half of 2026, while India and the U.S. continue to see consistent positive growth in 2026. Global tariff developments and recession fears are weighing on current and near-term global steel production, while the ongoing conflict in the Middle East has contributed to further economic and trade uncertainty. While there has been no noticeable impact on met coal prices to date, input costs for producers are expected to increase, particularly due to higher diesel prices.
Global steel production decreased by 0.7% for the six months through June 2026 compared to the same period in 2025. As of July 27, 2026, met coal spot prices were $219.60 per tonne.
Met coal prices in early 2026 fluctuated between $214 and $251 per tonne. In the second quarter of 2026, prices have stabilized and consistently remained above $226 per tonne for extended periods as supply and demand conditions became more balanced, with prices rising in June closer to $245 per tonne.

Although met coal prices remain well supported above $200 per tonne in the first half of 2026, there is still a heightened focus on cost management for producers which has carried over from 2025. The Middle East conflict has resulted in trade disruption, specifically the seaborne transport of oil and LNG through the Strait of Hormuz, increasing the price of oil, gasoline and diesel, putting further pressure on cost containment if fuel costs continue to stay elevated. In late 2025, several large and mid-tier met coal producers in Queensland, Australia announced production cuts and workforce reductions. This activity continued to slow in the first half of 2026. While met coal prices have settled at a more profitable level in 2026, additional supply is expected to continue entering the market from both Australia and the U.S. during 2026, which could place downward pressure on pricing towards $220 per tonne. These supply and demand dynamics may also be impacted by ongoing geopolitical uncertainties, including the conflict in the Middle East.

Iron Ore. Iron ore prices fluctuated between $92 and $107 through early 2026 before easing below $100 in late June, driven by softer steel demand and continued strong iron ore supply. While demand in China remained subdued amid slower construction activity and ongoing steel industry reforms, production from major exporters, including Australia and Brazil, remained strong throughout the first half of 2026. As a result, market sentiment remained cautious heading into the third quarter of 2026, with iron ore prices continuing to be influenced by the balance between global supply and steel demand.

WTI Crude. WTI crude prices remained elevated during the second quarter of 2026 as oil markets continued to react to geopolitical developments in the Middle East, including concerns regarding the security of global oil supply and shipping routes. In an effort to retain and recapture global market share, OPEC+ began reversing previously implemented production cuts at the beginning of the second quarter of 2025 and continuing throughout 2025, increasing production despite softer global demand for oil. After pausing increases in the first quarter of 2026, OPEC+ resumed unwinding previously implemented production cuts during the second quarter of 2026.

Current geopolitical conditions have increased volatility in the oil markets, making it more difficult to forecast spending and activity for our Canadian oil customers.

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
WCS prices in the second quarter of 2026 averaged $73.05 per barrel compared to an average of $53.15 in the second quarter of 2025. The WCS Differential increased from an average of $12.50 per barrel at the end of the fourth quarter of 2025 to an average of $20.07 at the end of the second quarter of 2026. Changes to global tariff and trade policies affecting oil from Canada could have an adverse impact on our Canadian customers' profit margins, which may in turn reduce their spending on our accommodations and services. With near-term higher prices, Canadian oil sands customers are prioritizing production while focusing on capital discipline and reducing downtime, while continuing to strive for lower operating costs and lower headcount.
Recent Developments and Market Trends
Qantac Acquisition. On May 6, 2025, we completed the Qantac Acquisition, which included four villages with 1,368 rooms in Australia’s Bowen Basin and the associated accommodation assets, land and customer contracts. See Note 5 - Asset Acquisition to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

Inflationary Pressures. Since 2023, price increases resulting from pandemic-related inflation and supply chain disruptions have, and are expected to continue to have, a negative impact on our labor, food and consumable costs, including fuel. Lingering inflation from the pandemic has recently been exacerbated by changes to global tariffs and trade policies. We are managing inflation risk with negotiated service scope changes and contractual protections. Although inflation resulting from global tariffs implemented or threatened by the U.S. administration, and the resulting retaliations by its trading partners, did not materially impact our cost structure in 2025 or the first half of 2026, concerns remain that inflationary pressures could return in the future.

The conflict with Iran and the associated disruptions to shipping through the Strait of Hormuz has adversely affected seaborne trade, specifically the transportation of oil and LNG in the Middle East. Australia imports the majority of its oil and petroleum products, including gasoline and diesel. As a result, continued disruption of trade through the Strait of Hormuz, or a further escalation of the conflict, could materially increase gasoline and diesel prices in Australia, contribute to increased inflation expectations and increase the risk of higher fuel and transportation costs.

Labor Shortages. We continue to experience increased staff costs as a result of hospitality labor shortages in Australia. Australia’s labor market remains historically tight, with unemployment holding above 4% and job mobility (movement of workers between different employers or businesses) at its lowest in decades. A persistent overhang of vacancies continues to constrain recruitment, while government stimulus has disproportionately driven job growth in healthcare, aged care, education and public services. Regulated labor costs also remain high, with the Fair Work Commission decisions pushing wage increases well above Consumer Price Index changes, and statutory increases in superannuation, workers’ compensation and payroll tax are further inflating total labor costs. For hospitality, this combination of limited labor supply, competition from government-funded sectors and rising employment costs continues to create pressure on staffing productivity and availability.

LNG. Our Sitka Lodge supports the LNG Canada (LNGC) project and related pipeline projects (specifically, the Coastal GasLink Pipeline, the pipeline constructed to transport natural gas feedstock to LNGC), as well as Cedar LNG. Phase 1 of the LNGC facility commenced commercial operations in June 2025 and the Coastal GasLink Pipeline was completed in 2024. As such, we continue to expect lower occupancy levels at our Sitka Lodge in the near-term until additional phases of the LNGC project are approved and commence, or further regional construction activity increases occupancy demand.

From a macroeconomic standpoint, LNG demand has continued to grow, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world have amplified support for cleaner energy supply, creating more opportunities for natural gas and LNG. Ongoing geopolitical conflicts have reinforced the importance for secure natural gas supply globally, particularly in Europe. Accordingly, we expect additional investment in LNG supply will be needed to meet the resulting expected long-term LNG demand growth.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Change	Percentage	2026	2025	Change	Percentage
Average Australian dollar to U.S. dollar	$0.710	$0.641	$0.069	10.8%	$0.703	$0.634	$0.069	10.9%
Average Canadian dollar to U.S. dollar	$0.723	$0.723	$0.000	—%	$0.726	$0.710	$0.016	2.3%

	As of
	June 30, 2026	December 31, 2025	Change	Percentage
Australian dollar to U.S. dollar	$0.691	$0.667	$0.024	3.5%
Canadian dollar to U.S. dollar	$0.704	$0.730	($0.026)	(3.5)%

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

Results of Operations
Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2026, is based on a comparison to the corresponding period of 2025.
Results of Operations – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	Change

	($ in thousands)
Revenues:
Australia	$125,446	$112,672	$12,774
Canada	54,571	50,022	4,549
Total revenues	180,017	162,694	17,323
Costs and expenses:
Cost of sales and services
Australia	94,114	82,477	11,637
Canada	44,258	39,037	5,221
Other	239	17	222
Total cost of sales and services	138,611	121,531	17,080
Selling, general and administrative expenses	20,406	20,470	(64)
Depreciation and amortization expense	16,327	17,827	(1,500)
Other operating (income) expense	(419)	66	(485)
Total costs and expenses	174,925	159,894	15,031
Operating income	5,092	2,800	2,292

Interest expense, net	(4,204)	(2,624)	(1,580)
Other income	120	119	1
Income before income taxes	1,008	295	713
Income tax expense	(3,525)	(3,606)	81
Net loss	(2,517)	(3,311)	794
Less: Net income (loss) attributable to noncontrolling interest	4	3	1
Net loss attributable to Civeo Corporation	$(2,521)	$(3,314)	$793

We reported net loss attributable to Civeo for the quarter ended June 30, 2026 of $2.5 million or $0.23 per diluted share. Net loss included $1.5 million related to the resolution of a sales and occupancy tax matter, $0.1 million related to real estate rationalization efforts in Canada and $0.1 million of shareholder activist related costs.
We reported net loss attributable to Civeo for the quarter ended June 30, 2025 of $3.3 million, or $0.25 per diluted share. Net loss included $3.2 million of shareholder activist related costs and $0.5 million of cost saving initiatives in Canada related to two lodge closures.
Revenues. Consolidated revenues increased $17.3 million, or 11%, in the second quarter of 2026 compared to the second quarter of 2025. This increase was primarily driven by (i) new integrated services business in Queensland and Canada, (ii) contributions in Australia from the Qantac Acquisition in the second quarter of 2025, (iii) higher billed rooms at our Canadian lodges and (iv) a stronger Australian dollar relative to the U.S. dollar in the second quarter of 2026 compared to the second quarter of 2025. These increases were partially offset by reduced occupancy at our legacy Bowen Basin villages in Queensland. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $17.1 million, or 14%, in the second quarter of 2026 compared to the second quarter of 2025. This increase was primarily driven by (i) new integrated services business in Queensland and Canada, including the associated overhead costs, (ii) incremental costs in Australia associated with the Qantac Acquisition in the second quarter of 2025, (iii) increased occupancy levels, higher food and service costs resulting from inflation and increased repairs and maintenance expense in Canada and (iv) a stronger Australian dollar relative to the U.S. dollar in the second quarter of 2026 compared to the second quarter of 2025. These increases were partially offset by lower costs and reduced indirect costs at certain Canadian lodges resulting from cost reduction measures implemented in early 2025. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased $0.1 million in the second quarter of 2026 compared to the second quarter of 2025. This decrease was primarily driven by a $3.7 million reduction in professional fees, including $3.2 million of shareholder activist related costs incurred in the second quarter of 2025. This decrease was partially offset by $1.5 million related to the resolution of a sales and occupancy tax matter, higher share-based compensation expense of $0.7 million, higher compensation expense of $0.5 million and a stronger Australian dollar relative to the U.S. dollar in the second quarter of 2026 compared to the second quarter of 2025.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $1.5 million, or 8%, in the second quarter of 2026 compared to the second quarter of 2025. The decrease was primarily due to certain assets becoming fully depreciated in Canada and Australia. This decrease was partially offset by additional depreciation on property, plant and equipment acquired in the Qantac Acquisition and a stronger Australian dollar relative to the U.S. dollar in the second quarter of 2026 compared to the second quarter of 2025.
Operating Income (Expense). Consolidated operating income increased $2.3 million, or 82%, in the second quarter of 2026 compared to the second quarter of 2025, primarily driven by the Qantac Acquisition in Australia and lower depreciation and amortization expenses in the second quarter of 2026 compared to the second quarter of 2025.
Interest Expense, net. Net interest expense increased by $1.6 million, or 60%, in the second quarter of 2026 compared to the second quarter of 2025, primarily related to higher average debt levels, as a result of the Qantac Acquisition and increased share repurchases during 2025.
Income Tax Expense. Our income tax expense for the three months ended June 30, 2026 totaled $3.5 million, or 349.7% of pretax income, compared to an income tax expense of $3.6 million, or 1222.4% of pretax income, for the three months ended June 30, 2025. Our effective tax rate for the three months ended June 30, 2026 and 2025 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Income (Loss). Other comprehensive income decreased $10.3 million in the second quarter of 2026 compared to the second quarter of 2025, primarily as a result of foreign currency translation adjustments due to changes in the Australian and Canadian dollar exchange rates compared to the U.S. dollar. The Australian dollar exchange rate compared to the U.S. dollar increased 0.4% in the second quarter of 2026 compared to a 5% increase in the second quarter of 2025. The Canadian dollar exchange rate compared to the U.S. dollar decreased 2% in the second quarter of 2026 compared to a 5% increase in the second quarter of 2025.

Segment Results of Operations – Australian Segment

	Three Months Ended June 30,
	2026	2025	Change
Revenues ($ in thousands)
Accommodation and associated services revenue (1)	$57,373	$52,682	$4,691
Integrated services and other services revenue (2)	68,073	59,990	8,083
Total revenues	$125,446	$112,672	$12,774

Cost of sales and services ($ in thousands)
Accommodation and associated services cost	$28,933	$25,890	$3,043
Integrated services and other services cost	60,996	53,163	7,833
Indirect other cost	4,185	3,424	761
Total cost of sales and services	$94,114	$82,477	$11,637

Gross margin as a % of revenues	25.0%	26.8%	(1.8)%

Average daily rate for owned villages (3)	$85	$76	$9

Total billed rooms for owned villages (4)	674,506	690,506	(16,000)

Average Australian dollar to U.S. dollar	$0.710	$0.641	$0.069

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

Our Australian segment reported revenues in the second quarter of 2026 that were $12.8 million, or 11%, higher than the second quarter of 2025. The strengthening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 10.8% in the second quarter of 2026 compared to the second quarter of 2025 resulted in a $12.2 million period-over-period increase in revenues. On a constant currency basis, the Australian segment experienced a 0.5% period-over-period increase in revenues. Excluding the impact of the strengthening Australian exchange rate, the increase in the Australian segment was driven by new integrated services business in Queensland and the Qantac Acquisition in the second quarter of 2025, partially offset by reduced occupancy at our legacy Bowen Basin villages in Queensland.

Our Australian segment cost of sales and services increased $11.6 million, or 14%, in the second quarter of 2026 compared to the second quarter of 2025. The strengthening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 10.8% in the second quarter of 2026 compared to the second quarter of 2025 resulted in a $9.2 million period-over-period increase in cost of sales and services. Excluding the impact of the strengthening Australian exchange rate, the increase in cost of sales and services in the Australian segment was largely driven by the Qantac Acquisition and new integrated services business in Queensland, including the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues decreased to 25.0% in the second quarter of 2026 from 26.8% in the second quarter of 2025. This was primarily driven by reduced activity at our Bowen Basin villages in Queensland, reduced retail sales across our integrated services business and increased operating costs arising from the ongoing industry-wide shortages of skilled labor. The reduced segment gross margin was also due to higher relative revenue contribution from our integrated services business, which has a service-only business model and generates lower overall gross margins than our accommodation business.

Segment Results of Operations – Canadian Segment

	Three Months Ended June 30,
	2026	2025	Change
Revenues ($ in thousands)
Accommodation and associated services revenue (1)	$44,082	$42,590	$1,492
Mobile facility rental and associated services revenue (2)	367	434	(67)
Integrated services and other services revenue (3)	10,122	6,998	3,124
Total revenues	$54,571	$50,022	$4,549

Cost of sales and services ($ in thousands)
Accommodation and associated services cost	$31,416	$30,618	$798
Mobile facility rental and associated services cost	348	135	213
Integrated services and other services cost	10,578	6,237	4,341
Indirect other costs	1,916	2,047	(131)
Total cost of sales and services	$44,258	$39,037	$5,221

Gross margin as a % of revenues	18.9%	22.0%	(3.1)%

Average daily rate for owned lodges (4)	$96	$94	$2

Total billed rooms for owned lodges (5)	458,020	449,970	8,050

Average Canadian dollar to U.S. dollar	$0.723	$0.723	$—

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

Our Canadian segment reported revenues in the second quarter of 2026 that were $4.5 million, or 9%, higher than the second quarter of 2025. The increase in the Canadian segment was driven by higher billed rooms at our lodges, up 2% year-over-year, and a new integrated services contract in Ontario in the second quarter of 2026. Producers in the region remain focused on reducing operating costs while also prioritizing maintaining and increasing oil production, resulting in additional personnel at site.

Our Canadian segment cost of sales and services increased $5.2 million, or 13%, in the second quarter of 2026 compared to the second quarter of 2025. The increase in cost of sales and services in the Canadian segment was largely driven by higher costs at various lodges due to increased occupancy levels, higher food and service costs resulting from inflation, increased repairs and maintenance expense and higher costs associated with a new integrated services contract. These increases were partially offset by lower costs at certain lodges and reduced indirect costs resulting from cost reduction measures implemented in early 2025.

Our Canadian segment gross margin as a percentage of revenues decreased from 22.0% in the second quarter of 2025 to 18.9% in the second quarter of 2026. This was primarily driven by increased startup costs associated with a new integrated services contract, higher inflation and increased repairs and maintenance expense, partially offset by efficiencies while operating with increased occupancy levels.

Results of Operations – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	Change

	($ in thousands)
Revenues:
Australia	$248,464	$216,318	$32,146
Canada	104,220	90,420	13,800
Total revenues	352,684	306,738	45,946
Costs and expenses:
Cost of sales and services
Australia	186,582	159,197	27,385
Canada	84,285	76,682	7,603
Other	250	267	(17)
Total cost of sales and services	271,117	236,146	34,971
Selling, general and administrative expenses	40,474	38,655	1,819
Depreciation and amortization expense	33,635	34,080	(445)
Other operating (income) expense	(757)	573	(1,330)
Total costs and expenses	344,469	309,454	35,015
Operating income (expense)	8,215	(2,716)	10,931

Interest expense, net	(7,928)	(4,217)	(3,711)
Other income	59	466	(407)
Income (loss) before income taxes	346	(6,467)	6,813
Income tax expense	(6,666)	(6,694)	28
Net loss	(6,320)	(13,161)	6,841
Less: Net income (loss) attributable to noncontrolling interest	9	(5)	14
Net loss attributable to Civeo Corporation	$(6,329)	$(13,156)	$6,827

We reported net loss attributable to Civeo for the six months ended June 30, 2026 of $6.3 million, or $0.57 per diluted share. Net loss included $1.5 million related to the resolution of a sales and occupancy tax matter, $1.0 million in severance, $0.6 million related to real estate rationalization efforts in Canada and $0.5 million of shareholder activist related costs.
We reported net loss attributable to Civeo for the six months ended June 30, 2025 of $13.2 million, or $0.98 per diluted share. Net loss included $3.2 million of shareholder activist related costs and $1.4 million of cost saving initiatives in Canada related to severance and two lodge closures.
Revenues. Consolidated revenues increased $45.9 million, or 15%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily driven by (i) new integrated services business in Queensland and Canada, (ii) contributions in Australia from the Qantac Acquisition in the second quarter of 2025, (iii) higher billed rooms at our owned lodges in Canada and (iv) a stronger Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. These increases were partially offset by reduced occupancy at our legacy Bowen Basin villages in Queensland. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $35.0 million, or 15%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily driven by (i) new integrated services business in Queensland and Canada, including the associated overhead costs, (ii) incremental costs in Australia associated with the Qantac Acquisition in the second quarter of 2025, (iii) increased occupancy levels, higher food and service costs resulting from inflation and increased repairs and maintenance expense in Canada and (iv) a stronger Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. These items were partially offset by lower costs at certain Canadian lodges and reduced indirect costs resulting from cost reduction measures implemented in early 2025. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased $1.8 million, or 5%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase was primarily driven by $1.5 million related to the resolution of a sales and occupancy tax matter, higher compensation expense of $1.2 million, largely due to severance costs incurred in Canada, the write-off of accounts receivable in Australia due to customer insolvency of $0.8 million, higher share-based compensation expense of $0.7 million and a stronger Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. These increases were partially offset by a $3.7 million reduction in professional fees, including $3.2 million of shareholder activist related costs incurred in the six months ended June 30, 2025.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $0.4 million, or 1%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to certain assets becoming fully depreciated in Canada and Australia. This decrease was partially offset by additional depreciation on property, plant and equipment acquired in the Qantac Acquisition and a stronger Australian and Canadian dollar relative to the U.S. dollar in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Operating Income (Expense). Consolidated operating income increased $10.9 million, or 402%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily driven by the Qantac Acquisition in Australia, higher activity levels in Canada and gross margin expansion in Canada resulting from cost cutting measures previously implemented.
Interest Expense, net. Net interest expense increased by $3.7 million, or 88%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily related to higher average debt levels, as a result of the Qantac Acquisition and increased share repurchases during 2025.
Income Tax Expense. Our income tax expense for the six months ended June 30, 2026 totaled $6.7 million, or 1926.6% of pretax income, compared to an income tax expense of $6.7 million or (103.5)% of pretax loss, for the six months ended June 30, 2025. Our effective tax rate for the six months ended June 30, 2026 and 2025 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Income (Loss). Other comprehensive income decreased $6.5 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily as a result of foreign currency translation adjustments due to changes in the Australian and Canadian dollar exchange rates compared to the U.S. dollar. The Australian dollar exchange rate compared to the U.S. dollar increased 4% in the six months ended June 30, 2026 compared to a 6% increase in the six months ended June 30, 2025. The Canadian dollar exchange rate compared to the U.S. dollar decreased 4% in the six months ended June 30, 2026 compared to a 5% increase in the six months ended June 30, 2025.

Segment Results of Operations – Australian Segment

	Six Months Ended June 30,
	2026	2025	Change
Revenues ($ in thousands)
Accommodation and associated services revenue (1)	$113,179	$99,505	$13,674
Integrated services and other services revenue (2)	135,285	116,813	18,472
Total revenues	$248,464	$216,318	$32,146

Cost of sales and services ($ in thousands)
Accommodation and associated services cost	$56,990	$48,961	$8,029
Integrated services and other services cost	121,545	103,814	17,731
Indirect other cost	8,047	6,422	1,625
Total cost of sales and services	$186,582	$159,197	$27,385

Gross margin as a % of revenues	24.9%	26.4%	(1.50)%

Average daily rate for owned villages (3)	$84	$76	$8

Total billed rooms for owned villages (4)	1,350,008	1,316,142	33,866

Average Australian dollar to U.S. dollar	$0.703	$0.634	$0.069

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

Our Australian segment reported revenues in the six months ended June 30, 2026 that were $32.1 million, or 15%, higher than the six months ended June 30, 2025. The strengthening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 10.9% in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 resulted in a $24.2 million period-over-period increase in revenues. On a constant currency basis, the Australian segment experienced a 3.7% period-over-period increase in revenues. Excluding the impact of the strengthening Australian exchange rate, the increase in the Australian segment was driven by the new integrated services business in Queensland and the Qantac Acquisition in the second quarter of 2025, partially offset by reduced occupancy at our legacy Bowen Basin villages in Queensland.

Our Australian segment cost of sales and services increased $27.4 million, or 17%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The strengthening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 10.9% in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 resulted in a $18.2 million period-over-period increase in cost of sales and services. Excluding the impact of the strengthening Australian exchange rate, the increase in cost of sales and services in the Australian segment was largely driven by the Qantac Acquisition and new integrated services business in Queensland, including the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues decreased to 24.9% in the six months ended June 30, 2026 from 26.4% in the six months ended June 30, 2025. This was primarily driven by reduced activity at our Bowen Basin villages in Queensland, reduced retail sales across our integrated services business and increased operating costs arising from the ongoing industry-wide shortages of skilled labor. The reduced segment gross margin was also due to higher relative revenue contribution from our integrated services business, which has a service-only business model and generates lower overall gross margins than our accommodation business.

Segment Results of Operations – Canadian Segment

	Six Months Ended June 30,
	2026	2025	Change
Revenues ($ in thousands)
Accommodation and associated services revenue (1)	$87,216	$76,026	$11,190
Mobile facility rental and associated services revenue (2)	1,405	653	752
Integrated services and other services revenue (3)	15,599	13,741	1,858
Total revenues	$104,220	$90,420	$13,800

Cost of sales and services ($ in thousands)
Accommodation and associated services cost	$63,540	$59,483	$4,057
Mobile facility rental and associated services cost	1,027	135	892
Integrated services and other services cost	15,655	12,710	2,945
Indirect other costs	4,063	4,354	(291)
Total cost of sales and services	$84,285	$76,682	$7,603

Gross margin as a % of revenues	19.1%	15.2%	3.9%

Average daily rate for owned lodges (4)	$97	$94	$3

Total billed rooms for owned lodges (5)	891,610	808,667	82,943

Average Canadian dollar to U.S. dollar	$0.726	$0.710	$0.016

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

Our Canadian segment reported revenues in the six months ended June 30, 2026 that were $13.8 million, or 15%, higher than the six months ended June 30, 2025. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 2.3% in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 resulted in a $2.3 million period-over-period increase in revenues. On a constant currency basis, the increase in the Canadian segment was driven by higher billed rooms at our owned lodges, up 10% year-over-year, and a new integrated services contract in Ontario, which began in the second quarter of 2026. Producers in the region remain focused on reducing operating costs while also prioritizing maintaining and increasing oil production, resulting in additional personnel at site.

Our Canadian segment cost of sales and services increased $7.6 million, or 10%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The strengthening of the average exchange rate for the Canadian dollar relative to the U.S. dollar by 2.3% in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 resulted in a $1.8 million period-over-period increase in cost of sales and services. Excluding the impact of the strengthening Canadian exchange rate, the increase in cost of sales and services was largely driven by higher costs at various lodges due to increased occupancy levels, higher food and service costs resulting from inflation, increased repairs and maintenance expense and higher costs associated with a new integrated services contract. These increases were partially offset by lower costs at certain lodges and reduced indirect costs resulting from cost reduction measures implemented in early 2025.

Our Canadian segment gross margin as a percentage of revenues increased from 15.2% in the six months ended June 30, 2025 to 19.1% in the six months ended June 30, 2026. This was primarily driven by operating efficiencies while operating with increased occupancy levels, as well as higher margins as a result of various cost reduction measures implemented in early 2025, partially offset by startup costs associated with a new integrated services contract.

Liquidity and Capital Resources

Our primary liquidity needs are to fund capital expenditures, which in the past have included expanding and improving our hospitality services, developing new lodges and villages and purchasing or leasing land, to repurchase common shares, to pay dividends and for general working capital needs. In addition, capital has been used to repay debt and fund strategic business acquisitions. Historically, our primary sources of funds have been available cash, cash flow from operations, borrowings under our Amended Credit Agreement and proceeds from debt and equity issuances. In the future, we may seek to access the debt and equity capital markets from time to time to raise additional capital, increase liquidity, fund acquisitions or refinance debt.

The following table summarizes our consolidated liquidity position as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Lender commitments	$285,000	$265,000
Reduction in availability (1)	(13,952)	(5,344)
Borrowings against revolving credit capacity	(208,595)	(182,842)
Outstanding letters of credit	(835)	(866)
Unused availability	61,618	75,948
Cash and cash equivalents	20,605	14,439
Total available liquidity	$82,223	$90,387

(1)As of June 30, 2026 and December 31, 2025, $14.0 million and $5.3 million, respectively, of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the maximum leverage ratio financial covenant in the Amended Credit Agreement.

Cash totaling $1.9 million was provided by operations during the six months ended June 30, 2026, compared to $10.8 million used in operations during the six months ended June 30, 2025. Net cash used in working capital was $26.4 million during the six months ended June 30, 2026 compared to net cash used in working capital of $31.3 million during the six months ended June 30, 2025. The year-over-year decrease in cash used in working capital in 2026 compared to 2025 is largely due to lower cash taxes paid in Australia, partially offset by increased accounts receivable balances in Australia and Canada.

Cash was used in investing activities during the six months ended June 30, 2026 in the amount of $6.6 million, compared to cash used in investing activities during the six months ended June 30, 2025 in the amount of $74.4 million. The decrease was primarily due to the Qantac acquisition completed during 2025. We received net proceeds from the sale of property, plant and equipment of $1.2 million during the six months ended June 30, 2026 compared to $0.3 million during the six months ended June 30, 2025. Capital expenditures totaled $7.8 million and $9.8 million during the six months ended June 30, 2026 and 2025, respectively. Capital expenditures in both periods were primarily related to maintenance.

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

Net cash of $11.5 million was provided by financing activities during the six months ended June 30, 2026 primarily due to net borrowings under our revolving credit facilities of $29.6 million, partially offset by repurchases of our common shares of $14.4 million, debt issuance costs of $3.4 million and payments to settle tax obligations on vested shares under our share-based compensation plans of $0.3 million. Net cash of $92.2 million was provided by financing activities during the six months ended June 30, 2025 primarily due to net borrowings under our revolving credit facilities of $119.2 million primarily to fund the Qantac Acquisition and share repurchases, partially offset by repurchases of our common shares of $22.5 million, dividend payments of $3.4 million, payments to settle tax obligations on vested shares under our share-based compensation plans of $0.6 million and debt issuance costs of $0.4 million.

The following table summarizes the changes in debt outstanding during the six months ended June 30, 2026 (in thousands):

Balance at December 31, 2025	$182,842
Borrowings under revolving credit facilities	422,901
Repayments of borrowings under revolving credit facilities	(393,321)
Translation	(3,827)
Balance at June 30, 2026	$208,595

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
As of June 30, 2026, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.8 million under the Canadian facility. We also had outstanding bank guarantees of A$1.4 million under the Australian facility.

See Note 7 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

4.50% Convertible Senior Notes

Subsequent to June 30, 2026, we strengthened our liquidity through the issuance of $115.0 million aggregate principal amount of 4.50% Convertible Senior Notes due 2031 (the Convertible Notes) in a private placement, including the full exercise of the initial purchasers’ option to purchase an additional $15.0 million aggregate principal amount of Convertible Notes. We received approximately $110.8 million in net proceeds, of which approximately $22.3 million was used to repurchase 660,297 of our common shares. We used the remainder of the net proceeds from the offering to repay outstanding borrowings under our Amended Credit Agreement. The Convertible Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027. The Convertible Notes will mature on August 1, 2031, unless earlier repurchased or redeemed by us or converted pursuant to their terms. See Note 14 – Subsequent Event to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of June 30, 2026, we had $208.6 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $2.1 million annually, based on our floating-rate debt obligations and interest rates in effect as of June 30, 2026.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our reporting currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Australian dollar functional currency net assets totaled approximately A$249 million and our Canadian dollar functional currency net liabilities totaled approximately C$18 million at June 30, 2026.  We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Australian dollar and Canadian dollar relative to the U.S. dollar as of June 30, 2026 would result in translation adjustments of approximately $25 million and $2 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)INDEX OF EXHIBITS

Exhibit No.		Description
4.1
Indenture, dated as of July 7, 2026 between Civeo Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 001-36246 filed on July 8, 2026).

4.2		Form of Global 4.50% Convertible Senior Note due 2031 (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K (File No. 001-36246) filed on July 8, 2026).

10.1
Amended and Restated 2014 Equity Participation Plan of Civeo Corporation, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4 and Amendment No. 5 (incorporated by reference to Appendix B to Civeo Corporation’s Schedule 14A filed on April 13, 2026).

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

CIVEO CORPORATION

Date: July 30, 2026	By /s/ E. Collin Gerry
E. Collin Gerry
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)