Form 10-Q
period 2026-09-30
Civeo Corp
filed 2026-10-30
CIK 1590584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The Registrant had 10,336,859 common shares outstanding as of October 26, 2026.

CIVEO CORPORATION

PART I -- FINANCIAL INFORMATION
ITEM 1. Financial Statements

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue	$193,101	$170,491	$545,785	$477,229
Costs and expenses:
Service and other costs	146,814	126,704	417,931	362,850
Selling, general and administrative expenses	18,604	18,107	59,078	56,762
Depreciation and amortization expense	15,714	20,012	49,349	54,092
Other operating income	(1,331)	(1,298)	(2,088)	(725)
	179,801	163,525	524,270	472,979
Operating income	13,300	6,966	21,515	4,250

Interest expense	(4,414)	(3,422)	(12,432)	(7,740)
Interest income	182	28	272	129
Other income (expense)	(6)	10	53	476
Income (loss) before income taxes	9,062	3,582	9,408	(2,885)
Income tax expense	(3,879)	(4,038)	(10,545)	(10,732)
Net income (loss)	5,183	(456)	(1,137)	(13,617)
Less: Net income (loss) attributable to noncontrolling interest	4	(1)	13	(6)
Net income (loss) attributable to Civeo Corporation	$5,179	$(455)	$(1,150)	$(13,611)

Per Share Data (see Note 6)
Basic net income (loss) per share attributable to Civeo Corporation common shareholders	$0.50	$(0.04)	$(0.11)	$(1.04)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders	$0.50	$(0.04)	$(0.11)	$(1.04)

Weighted average number of common shares outstanding:
Basic	10,357	12,395	10,800	13,053
Diluted	10,379	12,395	10,800	13,053

Dividends per common share	$—	$—	$—	$0.25

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income (loss)	$5,183	$(456)	$(1,137)	$(13,617)

Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment, net of zero taxes	1,809	(764)	7,290	11,264
Total other comprehensive income (loss), net of taxes	1,809	(764)	7,290	11,264

Comprehensive income (loss)	6,992	(1,220)	6,153	(2,353)
Less: Comprehensive income (loss) attributable to noncontrolling interest	4	(1)	13	(5)
Comprehensive income (loss) attributable to Civeo Corporation	$6,988	$(1,219)	$6,140	$(2,348)

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands, Excluding Share Amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$24,282	$14,439
Accounts receivable, net	122,886	90,470
Inventories	6,927	6,218
Prepaid expenses	18,579	17,209
Other current assets	4,931	2,877
Assets held for sale	1,607	—
Total current assets	179,212	131,213

Property, plant and equipment, net	214,578	244,517
Goodwill	7,890	7,541
Other intangible assets, net	64,499	70,410
Operating lease right-of-use assets	15,381	14,485
Other noncurrent assets	12,063	9,245
Total assets	$493,623	$477,411

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$55,395	$44,282
Accrued liabilities	36,640	30,837
Income taxes payable	59	153
Deferred revenue	5,309	2,903
Other current liabilities	7,242	6,761
Total current liabilities	104,645	84,936

Long-term debt, net	212,978	182,842
Deferred income taxes	851	3,318
Operating lease liabilities	12,024	11,142
Other noncurrent liabilities	18,882	20,789
Total liabilities	349,380	303,027

Shareholders’ Equity:
Common shares (no par value; 46,000,000 shares authorized, 10,787,043 shares and 11,872,028 shares issued, respectively, and 10,336,859 shares and 11,434,033 shares outstanding, respectively)	—	—
Additional paid-in capital	1,636,317	1,634,883
Accumulated deficit	(1,097,439)	(1,058,911)
Common shares held in treasury at cost, 450,184 and 437,995 shares, respectively	(11,112)	(10,775)
Accumulated other comprehensive loss	(383,523)	(390,813)
Total Civeo Corporation shareholders’ equity	144,243	174,384
Noncontrolling interest	—	—
Total shareholders’ equity	144,243	174,384
Total liabilities and shareholders’ equity	$493,623	$477,411

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

	Attributable to Civeo
	Common Shares
	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Shareholders’ Equity
Balance, June 30, 2025	$—	$1,633,022	$(1,020,236)	$(10,775)	$(392,573)	$—	$209,438
Net loss	—	—	(455)	—	—	(1)	(456)
Currency translation adjustment	—	—	—	—	(764)	—	(764)
Dividends paid	—	—	—	—	—	1	1
Common shares repurchased	—	—	(26,210)	—	—	—	(26,210)
Excise tax on common shares repurchased	—	—	(524)	—	—	—	(524)
Share-based compensation	—	1,061	—	—	—	—	1,061
Balance, September 30, 2025	$—	$1,634,083	$(1,047,425)	$(10,775)	$(393,337)	$—	$182,546

Balance, June 30, 2026	$—	$1,635,733	$(1,079,880)	$(11,112)	$(385,332)	$—	$159,409
Net income	—	—	5,179	—	—	4	5,183
Currency translation adjustment	—	—	—	—	1,809	—	1,809
Dividends paid	—	—	—	—	—	(4)	(4)
Common shares repurchased	—	—	(22,292)	—	—	—	(22,292)
Excise tax on common shares repurchased	—	—	(446)	—	—	—	(446)
Share-based compensation	—	584	—	—	—	—	584
Balance, September 30, 2026	$—	$1,636,317	$(1,097,439)	$(11,112)	$(383,523)	$—	$144,243

Balance, December 31, 2024	$—	$1,631,823	$(980,720)	$(10,130)	$(404,600)	$625	$236,998
Net loss	—	—	(13,611)	—	—	(6)	(13,617)
Currency translation adjustment	—	—	—	—	11,263	1	11,264
Dividends paid	—	—	(3,437)	—	—	(620)	(4,057)
Common shares repurchased	—	—	(48,684)	—	—	—	(48,684)
Excise tax on common shares repurchased	—	—	(973)	—	—	—	(973)
Share-based compensation	—	2,260	—	(645)	—	—	1,615
Balance, September 30, 2025	$—	$1,634,083	$(1,047,425)	$(10,775)	$(393,337)	$—	$182,546

Balance, December 31, 2025	$—	$1,634,883	$(1,058,911)	$(10,775)	$(390,813)	$—	$174,384
Net income (loss)	—	—	(1,150)	—	—	13	(1,137)
Currency translation adjustment	—	—	—	—	7,290	—	7,290
Dividends paid	—	—	—	—	—	(13)	(13)
Common shares repurchased	—	—	(36,645)	—	—	—	(36,645)
Excise tax on common shares repurchased	—	—	(733)	—	—	—	(733)
Share-based compensation	—	1,434	—	(337)	—	—	1,097
Balance, September 30, 2026	$—	$1,636,317	$(1,097,439)	$(11,112)	$(383,523)	$—	$144,243

Common Shares (in thousands)
Balance, December 31, 2025	11,434
Share-based compensation	74
Common shares repurchased	(1,171)
Balance, September 30, 2026	10,337
The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,137)	$(13,617)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,349	54,092
Deferred income tax benefit	(2,642)	(3,349)
Non-cash compensation charge	1,434	2,260
Gains on disposals of assets	(1,736)	(1,343)
Provision for credit losses, net of recoveries	737	175
Other, net	2,335	1,214
Changes in operating assets and liabilities:
Accounts receivable	(31,711)	(11,411)
Inventories	(599)	2,041
Accounts payable and accrued liabilities	17,204	(824)
Taxes payable	2,613	(13,905)
Other current and noncurrent assets and liabilities, net	(7,530)	(12,261)
Net cash flows provided by operating activities	28,317	3,072

Cash flows from investing activities:
Capital expenditures	(13,241)	(15,380)
Payments related to acquisitions	—	(72,002)
Proceeds from dispositions of property, plant and equipment	2,626	1,433
Net cash flows used in investing activities	(10,615)	(85,949)

Cash flows from financing activities:
Revolving credit borrowings	505,005	303,418
Revolving credit repayments	(582,396)	(162,621)
Convertible note borrowings	115,000	—
Debt issuance costs	(8,211)	(423)
Dividends paid	—	(3,437)
Repurchases of common shares	(36,645)	(48,684)
Taxes paid on vested shares	(337)	(645)
Net cash flows provided by (used in) financing activities	(7,584)	87,608

Effect of exchange rate changes on cash	(275)	2,068
Net change in cash and cash equivalents	9,843	6,799
Cash and cash equivalents, beginning of period	14,439	5,204

Cash and cash equivalents, end of period	$24,282	$12,003

The accompanying notes are an integral part of these financial statements.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS

1.DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of the Business

We provide hospitality services to remote workforces in Australia and Canada, including catering and food service, lodging, housekeeping and maintenance at accommodation facilities that we or our customers own. We provide services that support the day-to-day operations of these facilities, such as laundry, facility management and maintenance, water and wastewater treatment, power generation, communication systems, security and logistics. We also manage development activities for workforce accommodation facilities, including site selection, permitting, engineering and design and manufacturing and site construction management, along with providing hospitality services once the facility is constructed. We primarily operate in some of the world’s most active metallurgical (met) coal, oil, iron ore and liquefied natural gas (LNG) producing regions, and our customers include mining companies, major and independent oil companies, construction and engineering companies and oilfield and mining service companies. We operate in two principal reportable business segments – Australia and Canada.

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
FINANCIAL STATEMENTS
(Continued)

2.REVENUE

The following table disaggregates our revenue by our two reportable segments (Australia and Canada) into major categories for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Australia
Accommodation and associated services revenues	$56,463	$58,405	$169,642	$157,910
Integrated services and other services revenues	73,053	66,055	208,338	182,868
Total Australia revenues	129,516	124,460	377,980	340,778

Canada
Accommodation and associated services revenues	$50,599	$38,684	$137,815	$114,710
Mobile facility rental and associated services revenues	1,195	393	2,600	1,046
Integrated services and other services revenues	11,791	6,954	27,390	20,695
Total Canada revenues	63,585	46,031	167,805	136,451

Total revenues	$193,101	$170,491	$545,785	$477,229

Our payment terms vary by the type and location of our customer and the services offered. The time between invoicing and when our performance obligations are satisfied is not significant. Payment terms are generally within 30 days and in most cases do not extend beyond 60 days. We do not have significant financing components or significant payment terms.

As of September 30, 2026, for contracts that are greater than one year, the table below discloses the estimated revenues related to performance obligations that are unsatisfied (or partially unsatisfied) and when we expect to recognize the revenue. The table only includes revenue expected to be recognized from contracts where the quantity of service is certain (in thousands):

	For the years ending December 31,
	2026	2027	2028	Thereafter	Total
Revenue expected to be recognized as of September 30, 2026	$48,022	$151,476	$88,751	$197,784	$486,033

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

As of September 30, 2026 and December 31, 2025, we believe the carrying value of our floating-rate debt outstanding under our revolving credit facilities approximates fair value because the terms include short-term interest rates and exclude penalties for prepayment. We estimated the fair value of our floating-rate revolving credit facilities using significant other observable inputs, representative of a Level 2 fair value measurement, including terms and credit spreads for these loans.

As of September 30, 2026, the outstanding principal amount of the 4.50% Convertible Senior Notes due 2031 (Convertible Notes) was $115.0 million, and the net carrying value was $110.4 million after deducting unamortized debt

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
issuance costs. The estimated fair value was $121.5 million as of September 30, 2026, based on observable market-based pricing information obtained from a third-party service and is classified as Level 2 within the fair value hierarchy.

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

4.DETAILS OF SELECTED BALANCE SHEET ACCOUNTS

Additional information regarding selected balance sheet accounts at September 30, 2026 and December 31, 2025 is presented below (in thousands):

	September 30, 2026	December 31, 2025
Accounts receivable, net:
Trade	$93,557	$70,646
Unbilled revenue	24,077	15,273
Other	6,229	4,787
Total accounts receivable	123,863	90,706
Allowance for credit losses	(977)	(236)
Total accounts receivable, net	$122,886	$90,470

	September 30, 2026	December 31, 2025
Inventories:
Finished goods, including purchased food, housekeeping and retail inventory	$5,047	$4,486
Raw materials	1,880	1,732
Total inventories	$6,927	$6,218

	Estimated Useful Life (in years)			September 30, 2026	December 31, 2025
Property, plant and equipment, net:
Land				$29,808	$29,476
Accommodations assets	3	—	15	1,387,664	1,410,965
Buildings and leasehold improvements	6	—	40	14,343	13,817
Machinery and equipment	4	—	7	14,994	15,047
Office furniture and equipment	3	—	7	72,055	69,623
Vehicles	3	—	5	8,632	8,309
Construction in progress				5,091	1,694
Total property, plant and equipment				1,532,587	1,548,931
Accumulated depreciation				(1,318,009)	(1,304,414)
Total property, plant and equipment, net				$214,578	$244,517

As of September 30, 2026, assets held for sale includes $1.6 million related to land located in Louisiana.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

	September 30, 2026	December 31, 2025
Accrued liabilities:
Accrued compensation	$29,369	$24,682
Accrued taxes, other than income taxes	4,927	3,873
Accrued interest	1,366	597
Other	978	1,685
Total accrued liabilities	$36,640	$30,837

	September 30, 2026	December 31, 2025
Contract assets:
Current contract assets (1)	$1,141	$1,363
Noncurrent contract assets (1)	3,706	2,725
Total contract assets	$4,847	$4,088

Contract liabilities (Deferred revenue):
Current contract liabilities (2)	$5,309	$2,903
Noncurrent contract liabilities (2)	1,022	2,908
Total contract liabilities (Deferred revenue)	$6,331	$5,811

(1)Current contract assets and Noncurrent contract assets are included in "Other current assets" and "Other noncurrent assets," respectively, in our unaudited consolidated balance sheets.
(2)Current contract liabilities and Noncurrent contract liabilities are included in "Deferred revenue" and "Other noncurrent liabilities," respectively, in our unaudited consolidated balance sheets.

Contract assets consists of upfront incentives offered as consideration for entering into multi-year contracts. These incentives are refundable to us if the customer cancels the contract prior to the end of the contracted terms. The contract assets are amortized as a reduction of revenue over the contract term as the related services are provided. The increase in contract assets from December 31, 2025 to September 30, 2026 was due to incentives provided to a customer in Australia, beginning in the first quarter of 2025, in connection with entering into a six-year integrated services contract.

Deferred revenue typically consists of upfront payments received before we satisfy the associated performance obligation. The increase in deferred revenue from December 31, 2025 to September 30, 2026 was primarily due to advance payments received for various projects in Canada, partially offset by decreases resulting from revenue recognized over the contracted terms related to advance payments received from a customer for village enhancements in Australia.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
5.ASSET ACQUISITION

On May 6, 2025, we acquired assets of Qantac Pty Ltd (Qantac), located in Queensland, Australia (the Qantac Acquisition) for total consideration of A$105 million (or approximately US$68 million) in cash. The Qantac Acquisition included four villages, with 1,368 rooms in Australia’s Bowen Basin and the associated accommodation assets, land and customer contracts. As a result of the Qantac Acquisition, we expanded our existing accommodations business into the Blackwater region of the Bowen Basin, which was not previously served by our existing villages. The Qantac Acquisition was funded with cash on hand and borrowings under the Amended Credit Agreement (as defined in Note 7. Debt). Qantac’s operations are reported as new village locations in our Australia reportable business segment.

The Qantac Acquisition was accounted for as an asset acquisition based on the principles described in Accounting Standards Codification Topic 805, Business Combinations, which provides a screen to determine when a set of transferred assets is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similarly identifiable assets, the set of transferred assets is not a business. Under the accounting for asset acquisitions, the acquisition is recorded using a cost accumulation and allocation model under which the cost of such acquisition is allocated on a relative fair value basis to the assets acquired and liabilities assumed. Acquisition-related transaction costs are capitalized as a component of the cost of the assets acquired. Goodwill is not recognized in an asset acquisition, and any difference between consideration transferred and the fair value of the net assets acquired is allocated to certain identifiable assets acquired based on their relative fair values.

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

6.EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income (loss) attributable to Civeo Corporation by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the basic shares outstanding plus the effect of dilutive potential common shares outstanding.

We use the treasury-stock method to determine the potential dilutive effect of our outstanding share-based awards and the if-converted method to determine the potential dilutive effect of the Convertible Notes. For diluted earnings per share, the Convertible Notes are assumed to have been converted at the beginning of the reporting period or, if issued during the period, on their respective issuance dates. When the Convertible Notes are included in diluted earnings per share, the numerator is adjusted to add back interest expense, net of the related income tax effect, including amortization of debt issuance costs.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The calculation of basic and diluted earnings per share attributable to Civeo common shareholders is presented below for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Basic net income (loss) attributable to Civeo Corporation common shareholders	$5,179	$(455)	$(1,150)	$(13,611)
Add: Tax adjusted interest expense related to the Convertible Notes	—	—	—	—
Diluted net income (loss) attributable to Civeo Corporation common shareholders	$5,179	$(455)	$(1,150)	$(13,611)

Denominator:
Weighted average number of common shares outstanding - basic	10,357	12,395	10,800	13,053
Dilutive shares - share-based awards	22	—	—	—
Dilutive shares - Convertible Notes	—	—	—	—
Weighted average number of common shares outstanding - diluted	10,379	12,395	10,800	13,053

Basic net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.50	$(0.04)	$(0.11)	$(1.04)

Diluted net income (loss) per share attributable to Civeo Corporation common shareholders (1)	$0.50	$(0.04)	$(0.11)	$(1.04)

(1)Computations may reflect rounding adjustments.

For the three and nine months ended September 30, 2026, we excluded 2.6 million shares and 0.9 million shares, respectively, related to the assumed conversion of the Convertible Notes, from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive. The Convertible Notes were not outstanding during the three and nine months ended September 30, 2025.

Share-based awards that have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive totaled less than 0.1 million shares and 0.1 million shares, respectively, for the three months ended September 30, 2026 and 2025. Share-based awards that have been excluded from the calculation of weighted-average common shares outstanding because the effect is anti-dilutive totaled 0.1 million shares and 0.1 million shares, respectively, for the nine months ended September 30, 2026 and 2025.

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
7.DEBT

As of September 30, 2026 and December 31, 2025, long-term debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Credit Agreement
U.S. revolving credit facility; weighted average interest rate of 9.0% for the nine month period ended September 30, 2026	$—	$—

Canadian revolving credit facility; weighted average interest rate of 6.0% for the nine month period ended September 30, 2026	62,727	132,787

Australian revolving credit facility; weighted average interest rate of 7.3% for the nine month period ended September 30, 2026	39,803	50,055

4.50% Convertible Senior Notes due 2031	115,000	—
Total debt	217,530	182,842

Less: Unamortized debt issuance costs	4,552	—

Total long-term debt, net	$212,978	$182,842

Credit Agreement
On April 23, 2026, our Syndicated Facility Agreement was amended and restated (as amended and restated from time to time, the Amended Credit Agreement) to, among other things: (i) provide for an increase by $20.0 million of the aggregate revolving loan commitments under the Amended Credit Agreement, to an aggregate maximum principal amount of $285.0 million; (ii) extend the maturity from August 8, 2028 to April 23, 2030; and (iii) provide for other technical changes and amendments to the Amended Credit Agreement.
As of September 30, 2026, the Amended Credit Agreement provided for a $285.0 million revolving credit facility scheduled to mature on April 23, 2030, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers (the U.S. facility); (B) a $205.0 million senior secured revolving credit facility in favor of Civeo, as borrower (the Canadian facility); and (C) a $70.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower (the Australian facility).
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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
The Amended Credit Agreement contains customary affirmative and negative covenants that, among other things, limit or restrict: (i) indebtedness, liens and fundamental changes; (ii) asset sales; (iii) specified acquisitions; (iv) certain restrictive agreements; (v) transactions with affiliates; and (vi) investments and other restricted payments, including dividends and other distributions. In addition, we must maintain a minimum interest coverage ratio, defined as the ratio of consolidated EBITDA to consolidated interest expense, of at least 3.00 to 1.00. Following the issuance of the Convertible Notes in July 2026, we are also required to maintain a maximum total net leverage ratio, defined as the ratio of total net debt to Consolidated EBITDA, of no greater than 3.50 to 1.00 and a maximum senior secured net leverage ratio of no greater than 2.50 to 1.00. Each of the factors considered in the calculations of these ratios are defined in the Amended Credit Agreement. EBITDA and consolidated interest, as defined, exclude goodwill and asset impairments, debt discount amortization, amortization of intangibles and other non-cash charges. We were in compliance with our covenants as of September 30, 2026.
Borrowings under the Amended Credit Agreement are secured by a pledge of substantially all of our assets and the assets of our subsidiaries subject to customary exceptions. The obligations under the Amended Credit Agreement are guaranteed by our material subsidiaries. As of September 30, 2026, we had six lenders that were parties to the Amended Credit Agreement, with total revolving commitments ranging from $37.5 million to $52.5 million. As of September 30, 2026, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.8 million under the Canadian facility. We also had outstanding bank guarantees of A$1.2 million under the Australian facility.
4.50% Convertible Senior Notes
On July 7, 2026, we issued $100.0 million in aggregate principal amount of 4.50% Convertible Senior Notes due 2031 (the Firm Notes) in a private unregistered offering. On July 14, 2026, we issued an additional $15.0 million in aggregate principal amount of 4.50% Convertible Senior Notes due 2031 (together with the Firm Notes, the Convertible Notes) pursuant to the exercise in full by the initial purchasers of their option to purchase additional notes. The Convertible Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027. The Convertible Notes will mature on August 1, 2031, unless earlier repurchased or redeemed by us or converted pursuant to their terms. In connection with the issuance of the Convertible Notes, we entered into an indenture (the Indenture) with U.S. Bank Trust Company, National Association, as trustee. We received approximately $110.8 million in net proceeds, of which approximately $22.3 million was used to repurchase 660,297 of our common shares, with the remaining proceeds used to repay outstanding borrowings under our Amended Credit Agreement. Debt issuance costs are amortized to interest expense over the term of the Convertible Notes using the effective interest method, resulting in an annual effective interest rate 5.4%.
We may not redeem the Convertible Notes prior to August 1, 2029, except in the event of a tax redemption or a cleanup redemption as described below. The Convertible Notes will be redeemable, in whole or in part (subject to certain limitations described below), at our option at any time, and from time to time, on or after August 1, 2029 and on or before the 60th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if (i) the Convertible Notes are freely tradable as of the date we send the related redemption notice and all accrued and unpaid additional interest, if any, has been paid in full as of the first interest payment date occurring on or before the date we send such notice; and (ii) the last reported sale price per common share exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send such redemption notice; and (2) the trading day immediately before the date we send such notice (an Optional Redemption). However, we may not redeem less than all of the outstanding Convertible Notes unless at least $50.0 million aggregate principal amount of the Convertible Notes are outstanding and not called for redemption as of the time we send the related redemption notice. In addition, the Convertible Notes will be redeemable, in whole and not in part, at our option if (i) certain changes in tax law occur (a Tax Redemption); or (ii) the principal amount of the Convertible Notes outstanding is less than 10% of the aggregate principal amount of the Convertible Notes initially issued (a Cleanup Redemption), in each case, subject to certain conditions. The redemption price for any Optional Redemption, Tax Redemption or Cleanup Redemption will be 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the relevant redemption date. No sinking fund is provided for the Convertible Notes.
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

CIVEO CORPORATION

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)
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
Upon conversion, we will pay or deliver, as applicable, cash, common shares or a combination of cash and common shares, at our election, based on the applicable conversion rate(s). If we elect to deliver cash or a combination of cash and common shares, then the consideration due upon conversion will be determined over an observation period consisting of 60 “VWAP Trading Days” (as defined in the Indenture). The initial conversion rate is 24.6840 common shares per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of approximately $40.51 per common share. The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture. In addition, following certain corporate events that occur prior to the maturity date or if we deliver a notice of redemption, we will increase, in certain circumstances, the conversion rate for a holder who elects to convert its Convertible Notes in connection with such corporate event or notice of redemption. The maximum number of common shares issuable in connection with the conversion of the Convertible Notes is 3,406,392, based on the initial maximum conversion rate of 29.6208 common shares per $1,000 principal amount of the Convertible Notes, which amount is subject to adjustment in the same manner as, and at the same time and for the same events for which, the conversion rate is required to be adjusted.
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

We compute our quarterly taxes under the effective tax rate method by applying an anticipated annual effective rate to our year-to-date income, except for significant unusual or extraordinary transactions. Income taxes for any significant and unusual or extraordinary transactions are computed and recorded in the period in which the specific transaction occurs. As of September 30, 2026 and 2025, Canada and the U.S. were considered loss jurisdictions for tax accounting purposes and were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the three months ended September 30, 2026 totaled $3.9 million, or 42.8% of pretax income, compared to income tax expense of $4.0 million, or 112.7% of pretax income, for the three months ended September 30, 2025. Our effective tax rate for the three months ended September 30, 2026 and 2025 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

Our income tax expense for the nine months ended September 30, 2026 totaled $10.5 million, or 112.1% of pretax income, compared to income tax expense of $10.7 million, or (372.0)% of pretax loss, for the nine months ended September 30, 2025. Our effective tax rate for the nine months ended September 30, 2026 and 2025 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.

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

10.ACCUMULATED OTHER COMPREHENSIVE LOSS

Our accumulated other comprehensive loss decreased $7.3 million from $390.8 million at December 31, 2025 to $383.5 million at September 30, 2026, as a result of foreign currency exchange rate fluctuations. Changes in other comprehensive loss during the nine months of 2026 were primarily driven by the Australian dollar increasing in value compared to the U.S. dollar and the Canadian dollar decreasing in value compared to the U.S. dollar. Excluding intercompany balances, our Australian dollar functional currency net assets totaled approximately A$245 million and our Canadian dollar functional currency net liabilities totaled approximately C$57 million at September 30, 2026.

11.SHARE REPURCHASE PROGRAMS

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

The following table summarizes our common share repurchases for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dollar-value of shares repurchased	$22,292	$26,210	$36,645	$48,684
Shares repurchased	660.3	1,051.0	1,171.3	2,087.5
Average price paid per share	$33.76	$24.93	$31.27	$23.30

In connection with the issuance of the Convertible Notes, we repurchased 660,297 common shares for a total of approximately $22.3 million. See Note 7 - Debt for further discussion.

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

During the three months ended September 30, 2026 and 2025, we recognized compensation expense associated with phantom share units totaling $1.6 million and $1.5 million, respectively. During the nine months ended September 30, 2026 and 2025, we recognized compensation expense associated with phantom share units totaling $6.2 million and $4.8 million, respectively. At September 30, 2026, unrecognized compensation cost related to phantom share units was $9.1 million, as remeasured at September 30, 2026, which is expected to be recognized over a weighted average period of 1.8 years.

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

During the three months ended September 30, 2026 and 2025, we recognized compensation expense associated with performance share awards totaling $0.3 million and $0.8 million, respectively. During the nine months ended September 30, 2026 and 2025, we recognized compensation expense associated with performance share awards totaling $0.5 million and $1.5 million, respectively. No performance share awards vested during the three months ended September 30, 2026 and 2025. The total fair value of performance share awards that vested during the nine months ended September 30, 2026 and 2025 was $0.9 million and $1.7 million, respectively. At September 30, 2026, unrecognized compensation cost related to performance share awards was $2.0 million, which is expected to be recognized over a weighted average period of 2.0 years.

Restricted Share Awards / Deferred Share Awards. On May 27, 2026, we granted 30,224 restricted share and deferred share awards to our non-employee directors, which vest in their entirety in May 2027.

Compensation expense associated with restricted share awards and deferred share awards recognized in the three months ended September 30, 2026 and 2025 totaled $0.3 million and $0.3 million, respectively. Compensation expense associated with restricted share awards and deferred share awards recognized in the nine months ended September 30, 2026 and 2025 totaled $1.0 million and $0.8 million, respectively. No restricted share awards and deferred share awards vested during the three months ended September 30, 2026 and 2025. The total fair value of restricted share awards and deferred share awards that vested during the nine months ended September 30, 2026 and 2025 was $2.2 million and $0.9 million, respectively.

At September 30, 2026, unrecognized compensation cost related to restricted share awards and deferred share awards was $0.7 million, which is expected to be recognized over a weighted average period of 0.6 years.

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

13.SEGMENT AND RELATED INFORMATION

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Our Chief Executive Officer is the chief operating decision maker (CODM). We have identified two reportable segments, Australia and Canada, which represent our strategic focus on hospitality services and workforce accommodations.

Prior to the fourth quarter of 2025, Corporate, other and eliminations selling, general and administrative expenses included corporate information technology (IT) expenses managed on a worldwide basis that were not allocated to individual segments in Australia and Canada. To better align segment operating income (loss) to the profitability measure used by our CODM, these shared general and administrative costs are now allocated to Australia and Canada beginning with the year ended December 31, 2025. For the three and nine months ended September 30, 2025, we allocated corporate IT expenses to Australia and Canada of $1.8 million and $5.8 million to conform with the presentation for the three and nine months ended September 30, 2026.

Financial information by business segment for each of the three and nine months ended September 30, 2026 and 2025 is summarized in the following table (in thousands):

Three Months Ended September 30, 2026	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$129,516	$63,585	$—	$193,101
Cost of sales and services	97,595	49,181	38	146,814
Revenues less cost of sales and services	31,921	14,404	(38)	46,287

Selling, general and administrative expenses	8,919	4,759	4,926	18,604
Depreciation and amortization expense	8,420	7,293	1	15,714
Other operating expense (income) (1)	(178)	(1,446)	293	(1,331)
Operating income (loss)	14,760	3,798	(5,258)	13,300

Reconciliation to income (loss) before income taxes
Other loss (2)				(4,238)
Income before income taxes				$9,062

Capital expenditures	$3,732	$1,585	$78	$5,395
Total assets	$274,417	$192,170	$27,036	$493,623

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Three Months Ended September 30, 2025	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$124,460	$46,031	$—	$170,491
Cost of sales and services	91,024	35,660	20	126,704
Revenues less cost of sales and services	33,436	10,371	(20)	43,787

Selling, general and administrative expenses	8,521	4,213	5,373	18,107
Depreciation and amortization expense	9,929	10,057	26	20,012
Other operating expense (income) (1)	(363)	(1,072)	137	(1,298)
Operating income (loss)	15,349	(2,827)	(5,556)	6,966

Reconciliation to income (loss) before income taxes
Other loss (2)				(3,384)
Income before income taxes				$3,582

Capital expenditures	$4,786	$825	$—	$5,611
Total assets	$278,736	$198,884	$13,447	$491,067

Nine Months Ended September 30, 2026	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$377,980	$167,805	$—	$545,785
Cost of sales and services	284,177	133,466	288	417,931
Revenues less cost of sales and services	93,803	34,339	(288)	127,854

Selling, general and administrative expenses	26,880	15,658	16,540	59,078
Depreciation and amortization expense	26,450	22,857	42	49,349
Other operating expense (income) (1)	(603)	(1,916)	431	(2,088)
Operating income (loss)	41,076	(2,260)	(17,301)	21,515

Reconciliation to income (loss) before income taxes
Other loss (2)				(12,107)
Income before income taxes				$9,408

Capital expenditures	$7,854	$3,503	$1,884	$13,241
Total assets	$274,417	$192,170	$27,036	$493,623

CIVEO CORPORATION
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
(Continued)

Nine Months Ended September 30, 2025	Australia	Canada	Corporate, other and eliminations	Total
Revenues	$340,778	$136,451	$—	$477,229
Cost of sales and services	250,221	112,342	287	362,850
Revenues less cost of sales and services	90,557	24,109	(287)	114,379

Selling, general and administrative expenses	24,487	13,784	18,491	56,762
Depreciation and amortization expense	26,783	27,228	81	54,092
Other operating expense (income) (1)	(432)	(990)	697	(725)
Operating income (loss)	39,719	(15,913)	(19,556)	4,250

Reconciliation to income (loss) before income taxes
Other loss (2)				(7,135)
Loss before income taxes				$(2,885)

Capital expenditures	$10,182	$5,198	$—	$15,380
Total assets	$278,736	$198,884	$13,447	$491,067

(1)Other operating expense (income) for each reportable segment primarily includes other operating income and expenses and foreign exchange impacts for the three and nine months ended September 30, 2026 and 2025.
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
Overview and Macroeconomic Environment
Demand for the majority of our hospitality services is driven primarily by ongoing operations of existing natural resource projects in Australia and Canada. Historically, initial demand for our hospitality services has been driven by our customers’ capital spending programs related to the construction and development of natural resource projects and associated infrastructure. Long-term demand for our services has been driven by natural resource production, maintenance, operation and expansion of those facilities. In general, industry capital spending programs are based on the outlook for commodity prices, production costs, economic growth, perceived political risk, global commodity supply/demand dynamics, reserve replacement requirements, estimates of resource production, annual maintenance requirements, inclusive of turnaround requirements, and the expectations of our customers' shareholders. As a result, demand for our hospitality services may be sensitive to expected commodity prices, principally related to metallurgical (met) coal, oil, iron ore and liquefied natural gas (LNG), and the resultant impact of these commodity price expectations on our customers' spending. In addition to these historical demand drivers, there is increasing demand for our assets and services tied to data center construction, electrification projects and associated infrastructure. This is principally occurring in the United States (U.S.) but could begin to occur in Australia and Canada as well. Other factors that can affect our business and financial results include the general global economic environment, including inflationary pressures, supply chain disruptions and labor shortages, the impact of global tariff changes and other changes to trade policies, volatility affecting the banking system and financial markets, availability of capital to the natural resource industry and regulatory changes in Australia, Canada and other markets, including governmental measures introduced to mitigate climate change.

Commodity Prices
Prices for the commodities that our customers produce remained elevated through the first nine months of 2026, although there remains continued risk of future volatility, particularly in light of ongoing geopolitical tensions in the Middle East and continuing uncertainty surrounding global trade policy. The factors that could drive such volatility and underlying activity include the ongoing conflict involving Iran, expectations for global macroeconomic stability and growth, inflationary pressures, interest rates, economic growth (or contraction) in China and resultant economic stimulus by the Chinese government, the impact of changes to global tariff and trade policies, actions taken by Organization of the Petroleum Exporting Countries Plus (OPEC+) to adjust oil production levels, other geopolitical events such as the ongoing conflicts in Russia and Ukraine, U.S. oil production levels and regulatory implications on such prices. In Canada, ongoing uncertainty regarding trade policy between the U.S. and Canada may spur Canadian infrastructure projects, including pipelines for LNG or oil, carbon capture installation for oil producing operations and mining for critical minerals.
Recent Commodity Prices.

Recent met coal, iron ore, West Texas Intermediate (WTI) crude, and Western Canadian Select (WCS) crude pricing trends are as follows:

	Average Price (1)
Quarter ended	Hard Coking Coal (Met Coal) (per tonne)	Iron Ore (per tonne)	WTI Crude (per bbl)	WCS Crude (per bbl)
Fourth Quarter through October 26, 2026	$267.31	$86.98	$96.67	$67.10
9/30/2026	246.63	92.06	86.13	66.21
6/30/2026	235.53	100.10	93.11	73.05
3/31/2026	231.01	102.86	72.74	57.16
12/31/2025	198.75	100.23	59.24	46.73
9/30/2025	183.06	96.97	65.06	52.48
6/30/2025	186.10	92.70	63.81	53.15
3/31/2025	185.13	97.25	71.47	58.27
12/31/2024	203.50	96.00	70.42	57.50
9/30/2024	210.74	94.54	75.29	59.97
6/30/2024	242.93	106.01	80.83	67.24

(1)Source: Hard coking coal prices are from IHS Markit, iron ore prices and WCS crude prices are from Bloomberg and WTI crude prices are from U.S. Energy Information Administration.

Met Coal. In Australia, 86% of our Australian owned rooms are located in the Bowen Basin of Queensland, Australia and primarily serve met coal mines in that region. Met coal pricing and production growth in the Bowen Basin region are predominantly influenced by global steel production, which remained subdued throughout 2025 and into 2026. China, Japan, Brazil and Russia continued to experience declines in steel production through the first nine months of 2026, while India, Germany and the U.S. continue to experience positive growth in 2026. Global tariff developments, economic uncertainty and weaker Chinese demand continue to weigh on global steel production, while the ongoing conflict in the Middle East has contributed to further economic and trade uncertainty. While met coal prices improved during the third quarter of 2026, producers continue to manage inflationary costs pressures, particularly higher diesel prices resulting from disruptions in global seaborne crude oil and refined products trade.
Global steel production decreased by 0.7% for the nine months through September 30, 2026 compared to the same period in 2025. As of October 26, 2026, met coal spot prices were $266.05 per tonne.
Met coal prices during the nine months ended September 30, 2026 fluctuated between $213 and $283 per tonne. During the third quarter of 2026, prices remained above $213 per tonne and increased to over $270 per tonne in September, primarily due to domestic supply constraints in China.

Although met coal prices were higher year-over-year during the first nine months of 2026, producers continue to maintain a heightened focus on cost management following production cuts and workforce reductions announced by several large and mid-tier producers in Queensland, Australia during late 2025. The Middle East conflict has disrupted the seaborne transportation of oil, LNG and refined products through the Strait of Hormuz, contributing to higher oil, gasoline and diesel prices and putting further pressure on producer costs. More recently, met coal prices increased as a result of domestic supply constraints in China. As these supply constraints are expected to ease and strong production continues in Australia, downward pressure on prices towards $240 per tonne is expected during the fourth quarter of 2026. These supply and demand dynamics may also be impacted by steel demand and ongoing geopolitical uncertainties, including the conflict in the Middle East.

Iron Ore. Iron ore prices fluctuated between $97 and $111 through the first half of 2026 before declining below $100 per tonne during the third quarter of 2026, driven by softer steel demand and continued strong iron ore supply. As of September 29, 2026, the iron ore spot price was $89.57 per tonne.

Chinese steel demand remained subdued due to policy constraints and declining investment, while iron ore supply from major exporters, including Australia and Brazil, remained strong. In addition, higher input costs, including increased met coal prices, have pressured Chinese steel producer margins. As a result, iron ore prices declined into the low $90s per tonne late in the third quarter of 2026. Market sentiment remains cautious heading into the fourth quarter of 2026, with iron ore prices expected to continue to be influenced by the balance between global supply and steel demand.

WTI Crude. WTI crude prices remained elevated and volatile during the third quarter of 2026 as oil markets continued to react to disruptions to Middle East production and exports and concerns regarding the security of global oil supply and shipping routes. Oil flows through the Strait of Hormuz increased during the third quarter; however, Middle East oil exports remain below pre-conflict levels and uncertainty regarding the timing and extent of a return to normalized production and trade flows continues to support oil prices.

In an effort to retain and recapture global market share, OPEC+ began reversing previously implemented production cuts at the beginning of the second quarter of 2025 and continued increasing production through September 2026. OPEC+ subsequently announced that participating countries would maintain September production levels in October 2026. Current geopolitical conditions continue to increase volatility in the oil markets, making it more difficult to forecast spending and activity for our Canadian oil customers.

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
WCS prices in the third quarter of 2026 averaged $66.21 per barrel compared to an average of $52.48 in the third quarter of 2025. The WCS Differential increased from an average of $12.50 per barrel at the end of the fourth quarter of 2025 to an average of $19.94 at the end of the third quarter of 2026. Changes to global tariff and trade policies affecting oil from Canada could have an adverse impact on our Canadian customers' profit margins, which may in turn reduce their spending on our accommodations and services. With higher oil prices during 2026, overall Canadian market sentiment has improved, while oil sands customers are prioritizing production, focusing on capital discipline and reducing downtime, while continuing to strive for lower operating costs and lower headcount.
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

Inflationary Pressures. Since 2023, price increases resulting from pandemic-related inflation and supply chain disruptions have, and are expected to continue to have, a negative impact on our labor, food and consumable costs, including fuel. Lingering inflation from the pandemic has recently been exacerbated by changes to global tariffs and trade policies. We are managing inflation risk with negotiated service scope changes and contractual protections. Although inflation resulting from global tariffs implemented or threatened by the U.S. administration, and the resulting retaliations by its trading partners, did not materially impact our cost structure in 2025 or for the nine months ended September 30, 2026, concerns remain that inflationary pressures could return in the future.

The conflict with Iran and the associated disruptions to oil, LNG and refined products production and shipping in the Middle East have contributed to higher global oil and other refined product prices during 2026. Australia imports the majority of its oil and petroleum products, including gasoline and diesel. As a result, continued disruption to Middle East energy production and trade, or a further escalation of the conflict, could materially increase gasoline and diesel prices in Australia, contribute to increased inflation expectations and increase the risk of higher fuel and transportation costs.

Labor Shortages. We continue to experience increased staff costs and workforce availability challenges as a result of persistent hospitality labor shortages in Australia. Australia’s labor market remains tight, with ongoing vacancies and strong competition for workers, particularly across hospitality and other service-intensive sectors. These challenges are being compounded for industries such as ours, which have traditionally supplemented the domestic workforce with temporary visa holders, as Australian Government migration settings place increasing constraints on the ability of certain temporary visa holders to enter Australia, remain in-country and extend their working authorizations. Regulated employment costs also remain elevated, with wage increases and statutory increases in superannuation, workers’ compensation and payroll tax continuing to increase total labor costs. In response, we continue to focus on employee attraction and retention and are exploring alternative workforce sources to improve workforce stability and reduce reliance on contingent and temporary labor.

LNG. Our Sitka Lodge supports the LNG Canada (LNGC) project and related pipeline projects (specifically, the Coastal GasLink (CGL) Pipeline, the pipeline constructed to transport natural gas feedstock to LNGC), as well as Cedar LNG. Phase 1 of the LNGC facility commenced commercial operations in June 2025 and the CGL Pipeline was completed in 2024. On September 28, 2026, the LNGC joint venture participants announced a final investment decision to proceed with Phase 2 of the LNGC project, which is expected to double the facility's LNG production capacity. Construction activity associated with LNGC Phase 2 and the CGL Pipeline expansion is expected to support accommodation demand in the region.

From a macroeconomic standpoint, LNG demand has continued to grow, reinforcing the need for the global LNG industry to expand access to natural gas. Evolving government energy policies around the world and ongoing geopolitical conflicts have reinforced the importance of secure and diversified natural gas supply globally, particularly in Europe and Asia. Accordingly, we expect additional investment in LNG supply will be needed to meet the resulting expected long-term LNG demand growth.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Change	Percentage	2026	2025	Change	Percentage
Average Australian dollar to U.S. dollar	$0.707	$0.654	$0.053	8.0%	$0.704	$0.641	$0.063	9.9%
Average Canadian dollar to U.S. dollar	$0.715	$0.726	($0.011)	(1.5)%	$0.722	$0.715	$0.007	1.0%

	As of
	September 30, 2026	December 31, 2025	Change	Percentage
Australian dollar to U.S. dollar	$0.698	$0.667	$0.031	4.6%
Canadian dollar to U.S. dollar	$0.705	$0.730	($0.025)	(3.4)%

These fluctuations of the Australian and Canadian dollars have had and will continue to have an impact on the translation of earnings generated from our Australian and Canadian subsidiaries and, therefore, our financial results.

Capital Expenditures. We continue to monitor the global economy, commodity prices, demand for met coal, oil, iron ore and LNG, inflation, trade policy and the resultant impact on the capital spending plans of our customers in order to plan our business activities. We currently expect that our 2026 capital expenditures will be in the range of approximately $30 million to $35 million, compared to 2025 capital expenditures of $20.2 million. We may adjust our capital expenditure plans in the future as we continue to monitor customer activity.

See “Liquidity and Capital Resources” below for further discussion of our 2026 capital expenditures.

Results of Operations
Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2026, is based on a comparison to the corresponding period of 2025.
Results of Operations – Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
	2026	2025	Change

	($ in thousands)
Revenues:
Australia	$129,516	$124,460	$5,056
Canada	63,585	46,031	17,554
Total revenues	193,101	170,491	22,610
Costs and expenses:
Cost of sales and services
Australia	97,595	91,024	6,571
Canada	49,181	35,660	13,521
Other	38	20	18
Total cost of sales and services	146,814	126,704	20,110
Selling, general and administrative expenses	18,604	18,107	497
Depreciation and amortization expense	15,714	20,012	(4,298)
Other operating income	(1,331)	(1,298)	(33)
Total costs and expenses	179,801	163,525	16,276
Operating income	13,300	6,966	6,334

Interest expense, net	(4,232)	(3,394)	(838)
Other income (expense)	(6)	10	(16)
Income before income taxes	9,062	3,582	5,480
Income tax expense	(3,879)	(4,038)	159
Net income (loss)	5,183	(456)	5,639
Less: Net income (loss) attributable to noncontrolling interest	4	(1)	5
Net income (loss) attributable to Civeo Corporation	$5,179	$(455)	$5,634

We reported net income attributable to Civeo for the quarter ended September 30, 2026 of $5.2 million or $0.50 per diluted share. Net income included $0.4 million of cost saving initiatives in Australia and corporate related to severance costs.
We reported net loss attributable to Civeo for the quarter ended September 30, 2025 of $0.5 million, or $0.04 per diluted share. Net loss included $0.6 million of shareholder activist related costs and $0.2 million of cost saving initiatives in Canada.
Revenues. Consolidated revenues increased $22.6 million, or 13%, in the third quarter of 2026 compared to the third quarter of 2025. This increase was primarily driven by (i) higher billed rooms at our Canadian lodges up 35% year-over-year, (ii) new integrated services business in Canada and (iii) the impact of a stronger Australian dollar relative to the U.S. dollar in the third quarter of 2026 compared to the third quarter of 2025. These increases were partially offset by reduced occupancy at our Bowen Basin villages in Queensland. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $20.1 million, or 16%, in the third quarter of 2026 compared to the third quarter of 2025. This increase was primarily driven by (i) higher operating costs associated with increased occupancy levels, higher food and service costs resulting from inflation and increased repairs and maintenance expense in Canada, (ii) new integrated services business in Canada and (iii) the impact of a stronger Australian dollar relative to the U.S. dollar in the third quarter of 2026 compared to the third quarter of 2025. These increases were partially offset by (i) improved efficiencies at certain Canadian lodges resulting from increased occupancy, (ii) lower indirect costs at certain Canadian lodges resulting from cost reduction measures implemented in early 2025 and (iii) reduced activity at our Bowen Basin villages in Queensland. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased $0.5 million in the third quarter of 2026 compared to the third quarter of 2025. This increase was primarily driven by the impact of a stronger Australian dollar relative to the U.S. dollar of $0.6 million, higher incentive compensation costs of $0.4 million, higher compensation expense of $0.3 million and higher rent expense of $0.3 million. These increases were partially offset by a $0.7 million decrease in professional fees, including $0.6 million of shareholder activist related costs incurred in the third quarter of 2025 and a $0.4 million decrease in share-based compensation expense.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.3 million, or 21%, in the third quarter of 2026 compared to the third quarter of 2025. The decrease was primarily due to certain assets becoming fully depreciated in Canada and Australia. This decrease was partially offset by a stronger Australian dollar relative to the U.S. dollar in the third quarter of 2026 compared to the third quarter of 2025.
Operating Income. Consolidated operating income increased $6.3 million, or 91%, in the third quarter of 2026 compared to the third quarter of 2025, primarily driven by higher activity levels in Canada and lower depreciation and amortization expenses in the third quarter of 2026 compared to the third quarter of 2025.
Interest Expense, net. Net interest expense increased by $0.8 million, or 25%, in the third quarter of 2026 compared to the third quarter of 2025, primarily due to higher average debt levels resulting from increased share repurchases and higher interest rates on Australian credit facility borrowings. These increases were partially offset by lower interest rates associated with the 4.50% convertible senior notes due 2031 (Convertible Notes).
Income Tax Expense. Our income tax expense for the three months ended September 30, 2026 totaled $3.9 million, or 42.8% of pretax income, compared to an income tax expense of $4.0 million, or 112.7% of pretax income, for the three months ended September 30, 2025. Our effective tax rate for the three months ended September 30, 2026 and 2025 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Income (Loss). Other comprehensive income increased $2.6 million in the third quarter of 2026 compared to the third quarter of 2025, primarily as a result of foreign currency translation adjustments due to changes in the Australian and Canadian dollar exchange rates compared to the U.S. dollar. The Australian dollar exchange rate compared to the U.S. dollar increased 1.1% in the third quarter of 2026 compared to a 4% increase in the third quarter of 2025. The Canadian dollar exchange rate compared to the U.S. dollar increased 0.2% in the third quarter of 2026 compared to a 2% decrease in the third quarter of 2025.

Segment Results of Operations – Australian Segment

	Three Months Ended September 30,
	2026	2025	Change
Revenues ($ in thousands)
Accommodation and associated services revenue (1)	$56,463	$58,405	$(1,942)
Integrated services and other services revenue (2)	73,053	66,055	6,998
Total revenues	$129,516	$124,460	$5,056

Cost of sales and services ($ in thousands)
Accommodation and associated services cost	$28,401	$27,779	$622
Integrated services and other services cost	65,101	59,469	5,632
Indirect other cost	4,093	3,776	317
Total cost of sales and services	$97,595	$91,024	$6,571

Gross margin as a % of revenues	24.6%	26.9%	(2.2)%

Average daily rate for owned villages (3)	$84	$77	$7

Total billed rooms for owned villages (4)	668,855	762,974	(94,119)

Average Australian dollar to U.S. dollar	$0.707	$0.654	$0.053

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

Our Australian segment reported revenues in the third quarter of 2026 that were $5.1 million, or 4%, higher than the third quarter of 2025. The strengthening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 8.0% in the third quarter of 2026 compared to the third quarter of 2025 resulted in a $9.6 million period-over-period increase in revenues. On a constant currency basis, the Australian segment experienced a 3.7% period-over-period decrease in revenues. Excluding the impact of foreign currency translation, the decrease was driven by reduced occupancy at our Bowen Basin villages in Queensland.

Our Australian segment cost of sales and services increased $6.6 million, or 7%, in the third quarter of 2026 compared to the third quarter of 2025. The strengthening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 8.0% in the third quarter of 2026 compared to the third quarter of 2025 resulted in a $7.3 million period-over-period increase in cost of sales and services. Excluding the impact of foreign currency translation, the decrease in cost of sales and services was largely driven by reduced activity at our Bowen Basin villages in Queensland.

Our Australian segment gross margin as a percentage of revenues decreased to 24.6% in the third quarter of 2026 from 26.9% in the third quarter of 2025. This was primarily driven by reduced activity at our Bowen Basin villages in Queensland, reduced retail sales across our integrated services business and increased operating costs arising from the ongoing industry-wide shortages of skilled labor. The reduced segment gross margin was also due to higher relative revenue contribution from our integrated services business, which has a service-only business model and generates lower overall gross margins than our accommodation business.

Segment Results of Operations – Canadian Segment

	Three Months Ended September 30,
	2026	2025	Change
Revenues ($ in thousands)
Accommodation and associated services revenue (1)	$50,599	$38,684	$11,915
Mobile facility rental and associated services revenue (2)	1,195	393	802
Integrated services and other services revenue (3)	11,791	6,954	4,837
Total revenues	$63,585	$46,031	$17,554

Cost of sales and services ($ in thousands)
Accommodation and associated services cost	$34,338	$27,107	$7,231
Mobile facility rental and associated services cost	1,063	36	1,027
Integrated services and other services cost	11,889	6,547	5,342
Indirect other costs	1,891	1,970	(79)
Total cost of sales and services	$49,181	$35,660	$13,521

Gross margin as a % of revenues	22.7%	22.5%	0.1%

Average daily rate for owned lodges (4)	$97	$100	$(3)

Total billed rooms for owned lodges (5)	516,317	382,660	133,657

Average Canadian dollar to U.S. dollar	$0.715	$0.726	$(0.011)

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

Our Canadian segment reported revenues in the third quarter of 2026 that were $17.6 million, or 38%, higher than the third quarter of 2025. The increase in the Canadian segment was driven by a 35% year-over-year increase in billed rooms at our lodges and the commencement of a new integrated services contract in Ontario in the second quarter of 2026. Producers in the region remain focused on reducing operating costs while also prioritizing maintaining and increasing oil production, resulting in additional personnel at site.

Our Canadian segment cost of sales and services increased $13.5 million, or 38%, in the third quarter of 2026 compared to the third quarter of 2025. The increase was primarily driven by higher operating costs at various lodges due to increased occupancy levels, higher food and service costs resulting from inflation, increased repairs and maintenance expense and startup costs associated with the new integrated services contract. These increases were partially offset by improved efficiencies at certain lodges from increased occupancy and lower indirect costs resulting from cost reduction measures implemented in early 2025.

Our Canadian segment gross margin as a percentage of revenues increased from 22.5% in the third quarter of 2025 to 22.7% in the third quarter of 2026. This was primarily driven by efficiencies while operating with increased occupancy levels, partially offset by increased startup costs associated with a new integrated services contract, higher inflation and increased repairs and maintenance expense.

Results of Operations – Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025	Change

	($ in thousands)
Revenues:
Australia	$377,980	$340,778	$37,202
Canada	167,805	136,451	31,354
Total revenues	545,785	477,229	68,556
Costs and expenses:
Cost of sales and services
Australia	284,177	250,221	33,956
Canada	133,466	112,342	21,124
Other	288	287	1
Total cost of sales and services	417,931	362,850	55,081
Selling, general and administrative expenses	59,078	56,762	2,316
Depreciation and amortization expense	49,349	54,092	(4,743)
Other operating income	(2,088)	(725)	(1,363)
Total costs and expenses	524,270	472,979	51,291
Operating income	21,515	4,250	17,265

Interest expense, net	(12,160)	(7,611)	(4,549)
Other income	53	476	(423)
Income (loss) before income taxes	9,408	(2,885)	12,293
Income tax expense	(10,545)	(10,732)	187
Net loss	(1,137)	(13,617)	12,480
Less: Net income (loss) attributable to noncontrolling interest	13	(6)	19
Net loss attributable to Civeo Corporation	$(1,150)	$(13,611)	$12,461

We reported net loss attributable to Civeo for the nine months ended September 30, 2026 of $1.2 million, or $0.11 per diluted share. Net loss included $1.5 million related to the resolution of a sales and occupancy tax matter, $1.4 million in severance, $0.6 million related to real estate rationalization efforts in Canada and $0.5 million of shareholder activist related costs.
We reported net loss attributable to Civeo for the nine months ended September 30, 2025 of $13.6 million, or $1.04 per diluted share. Net loss included $3.8 million of shareholder activist related costs and $1.7 million of cost saving initiatives in Canada related to severance, two lodge closures and other real estate rationalization efforts.
Revenues. Consolidated revenues increased $68.6 million, or 14%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by (i) new integrated services business in Queensland, Western Australia and Canada, (ii) contributions in Australia from the Qantac Acquisition completed in the second quarter of 2025, (iii) higher billed rooms at our owned lodges in Canada and (iv) the impact of a stronger Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. These increases were partially offset by reduced occupancy at our legacy Bowen Basin villages in Queensland. See the discussion of segment results of operations below for further information.

Cost of Sales and Services. Our consolidated cost of sales and services increased $55.1 million, or 15%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by (i) new integrated services business in Queensland, Western Australia and Canada, including the associated overhead costs, (ii) incremental costs in Australia associated with the Qantac Acquisition in the second quarter of 2025, (iii) higher operating costs resulting from increased occupancy levels, higher food and service costs due to inflation and increased repairs and maintenance expense in Canada and (iv) the impact of a stronger Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. These items were partially offset by improved efficiencies and lower costs at certain Canadian lodges and reduced indirect costs resulting from cost reduction measures implemented in early 2025. See the discussion of segment results of operations below for further information.

Selling, General and Administrative Expenses. SG&A expenses increased $2.3 million, or 4%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase was primarily driven by the impact of a stronger Australian dollar relative to the U.S. dollar of $2.4 million, $1.5 million related to the resolution of a sales and occupancy tax matter, higher compensation expense of $1.5 million, primarily due to severance costs incurred in Canada, a $0.8 million write-off of accounts receivable in Australia resulting from a customer insolvency and higher incentive compensation costs of $0.8 million. These increases were partially offset by a $4.4 million decrease in professional fees, including $3.8 million of shareholder activist related costs incurred in the nine months ended September 30, 2025.
Depreciation and Amortization Expense. Depreciation and amortization expense decreased $4.7 million, or 9%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to certain assets becoming fully depreciated in Canada and Australia. This decrease was partially offset by additional depreciation on property, plant and equipment acquired in the Qantac Acquisition and a stronger Australian and Canadian dollar relative to the U.S. dollar in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Operating Income. Consolidated operating income increased $17.3 million, or 406%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily driven by higher activity levels in Canada and gross margin expansion in Canada resulting from cost cutting measures previously implemented, the Qantac Acquisition in Australia and lower depreciation and amortization expenses.
Interest Expense, net. Net interest expense increased by $4.5 million, or 60%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily related to higher average debt levels, as a result of the Qantac Acquisition and increased share repurchases and higher interest rates on Australian credit facility borrowings. These increases were partially offset by lower interest rates associated with the Convertible Notes.
Income Tax Expense. Our income tax expense for the nine months ended September 30, 2026 totaled $10.5 million, or 112.1% of pretax income, compared to an income tax expense of $10.7 million or (372.0)% of pretax loss, for the nine months ended September 30, 2025. Our effective tax rate for the nine months ended September 30, 2026 and 2025 was impacted by Canada and the U.S. being considered loss jurisdictions that were removed from the annual effective tax rate computation for purposes of computing the interim tax provision.
Other Comprehensive Income (Loss). Other comprehensive income decreased $4.0 million in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily as a result of foreign currency translation adjustments due to changes in the Australian and Canadian dollar exchange rates compared to the U.S. dollar. The Australian dollar exchange rate compared to the U.S. dollar increased 5% in the nine months ended September 30, 2026 compared to a 6% increase in the nine months ended September 30, 2025. The Canadian dollar exchange rate compared to the U.S. dollar decreased 3% in the nine months ended September 30, 2026 compared to a 3% increase in the nine months ended September 30, 2025.

Segment Results of Operations – Australian Segment

	Nine Months Ended September 30,
	2026	2025	Change
Revenues ($ in thousands)
Accommodation and associated services revenue (1)	$169,642	$157,910	$11,732
Integrated services and other services revenue (2)	208,338	182,868	25,470
Total revenues	$377,980	$340,778	$37,202

Cost of sales and services ($ in thousands)
Accommodation and associated services cost	$85,391	$76,740	$8,651
Integrated services and other services cost	186,646	163,283	23,363
Indirect other cost	12,140	10,198	1,942
Total cost of sales and services	$284,177	$250,221	$33,956

Gross margin as a % of revenues	24.8%	26.6%	(1.8)%

Average daily rate for owned villages (3)	$84	$76	$8

Total billed rooms for owned villages (4)	2,018,863	2,079,116	(60,253)

Average Australian dollar to U.S. dollar	$0.704	$0.641	$0.063

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

Our Australian segment reported revenues in the nine months ended September 30, 2026 that were $37.2 million, or 11%, higher than the nine months ended September 30, 2025. The strengthening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 9.9% in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 resulted in a $33.9 million period-over-period increase in revenues. On a constant currency basis, the Australian segment experienced a 1.1% period-over-period increase in revenues. Excluding the impact of foreign currency translation, the increase was driven by the new integrated services business in Queensland and Western Australia and the Qantac Acquisition in the second quarter of 2025. These items were partially offset by reduced occupancy at our legacy Bowen Basin villages in Queensland.

Our Australian segment cost of sales and services increased $34.0 million, or 14%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The strengthening of the average exchange rate for the Australian dollar relative to the U.S. dollar by 9.9% in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 resulted in a $25.5 million period-over-period increase in cost of sales and services. Excluding the impact of foreign currency translation, the increase in cost of sales and services was primarily driven by the Qantac Acquisition and new integrated services business in Queensland and Western Australia, including the associated overhead costs.

Our Australian segment gross margin as a percentage of revenues decreased to 24.8% in the nine months ended September 30, 2026 from 26.6% in the nine months ended September 30, 2025. This was primarily driven by reduced activity at our Bowen Basin villages in Queensland, lower retail sales across our integrated services business and higher operating costs arising from the ongoing industry-wide shortages of skilled labor. The reduced segment gross margin was also due to higher relative revenue contribution from our integrated services business, which has a service-only business model and generates lower overall gross margins than our accommodation business.

Segment Results of Operations – Canadian Segment

	Nine Months Ended September 30,
	2026	2025	Change
Revenues ($ in thousands)
Accommodation and associated services revenue (1)	$137,815	$114,710	$23,105
Mobile facility rental and associated services revenue (2)	2,600	1,046	1,554
Integrated services and other services revenue (3)	27,390	20,695	6,695
Total revenues	$167,805	$136,451	$31,354

Cost of sales and services ($ in thousands)
Accommodation and associated services cost	$97,878	$86,590	$11,288
Mobile facility rental and associated services cost	2,090	171	1,919
Integrated services and other services cost	27,544	19,257	8,287
Indirect other costs	5,954	6,324	(370)
Total cost of sales and services	$133,466	$112,342	$21,124

Gross margin as a % of revenues	20.5%	17.7%	2.8%

Average daily rate for owned lodges (4)	$97	$96	$1

Total billed rooms for owned lodges (5)	1,407,927	1,191,327	216,600

Average Canadian dollar to U.S. dollar	$0.722	$0.715	$0.007

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

Our Canadian segment reported revenues in the nine months ended September 30, 2026 that were $31.4 million, or 23%, higher than the nine months ended September 30, 2025. The increase was driven by an 18% year-over-year increase in billed rooms at our owned lodges and the commencement of a new integrated services contract in Ontario, which began in the second quarter of 2026. Producers in the region remain focused on reducing operating costs while prioritizing maintaining and increasing oil production, resulting in additional personnel at site.

Our Canadian segment cost of sales and services increased $21.1 million, or 19%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in cost of sales and services was largely driven by higher operating costs at various lodges due to increased occupancy levels, higher food and service costs resulting from inflation, increased repairs and maintenance expense and higher costs associated with the new integrated services contract. These increases were partially offset by improved efficiencies and lower costs at certain lodges, as well as reduced indirect costs resulting from cost reduction measures implemented in early 2025.

Our Canadian segment gross margin as a percentage of revenues increased from 17.7% in the nine months ended September 30, 2025 to 20.5% in the nine months ended September 30, 2026. This was primarily driven by efficiencies while operating with increased occupancy levels, as well as higher margins as a result of various cost reduction measures implemented in early 2025, partially offset by startup costs associated with the new integrated services contract.

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

The following table summarizes our consolidated liquidity position as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Lender commitments	$285,000	$265,000
Reduction in availability (1)	(54,730)	(5,344)
Borrowings against revolving credit capacity	(102,530)	(182,842)
Outstanding letters of credit	(836)	(866)
Unused availability under the Amended Credit Agreement	$126,904	$75,948

(1)As of September 30, 2026 and December 31, 2025, $54.7 million and $5.3 million, respectively, of our borrowing capacity under the Amended Credit Agreement could not be utilized in order to maintain compliance with the applicable leverage ratio financial covenants. Following the issuance of the Convertible Notes in July 2026, we are subject to a maximum total net leverage ratio of 3.50 to 1.00 and a maximum senior secured net leverage ratio of 2.50 to 1.00. At September 30, 2026, the total net leverage ratio covenant was the more restrictive limitation on borrowing availability.

At September 30, 2026 and December 31, 2025, we also held cash and cash equivalents of $24.3 million and $14.4 million, respectively. Borrowing availability under the Amended Credit Agreement reflects the deduction of qualifying unrestricted cash in calculating our leverage ratios, subject to the agreement’s limitations. Accordingly, the use of such cash may reduce borrowing availability.

Cash totaling $28.3 million was provided by operations during the nine months ended September 30, 2026, compared to $3.1 million during the nine months ended September 30, 2025. Net cash used in working capital was $20.0 million during the nine months ended September 30, 2026 compared to net cash used in working capital of $36.4 million during the nine months ended September 30, 2025. The year-over-year decrease in cash used in working capital in 2026 compared to 2025 is largely due to lower cash taxes paid in Australia and increases in accounts payable and accrued liabilities in Canada, partially offset by increases in accounts receivable in Canada.

Cash was used in investing activities during the nine months ended September 30, 2026 in the amount of $10.6 million, compared to cash used in investing activities during the nine months ended September 30, 2025 in the amount of $85.9 million. The decrease was primarily due to the Qantac Acquisition completed during 2025. We received net proceeds from the sale of property, plant and equipment of $2.6 million during the nine months ended September 30, 2026 compared to $1.4 million during the nine months ended September 30, 2025. Capital expenditures totaled $13.2 million and $15.4 million during the nine months ended September 30, 2026 and 2025, respectively. Capital expenditures in both periods were primarily related to maintenance.

We expect our capital expenditures for 2026 to be in the range of $30 million to $35 million, which excludes any unannounced and uncommitted projects, the spending for which is contingent on obtaining customer contracts or commitments or attractive risk-adjusted economics. Whether planned expenditures will actually be spent in 2026 depends on industry conditions, project approvals and schedules, customer room commitments and project and construction timing. We expect to fund these capital expenditures with available cash, cash flow from operations and revolving credit borrowings under our Amended Credit Agreement. The foregoing capital expenditure forecast does not include any funds for strategic acquisitions, which we could pursue should the transaction economics be attractive enough to us compared to the current capital allocation priorities of returning capital to shareholders. We continue to monitor the global economy, commodity prices, demand for met coal, crude oil, LNG and iron ore, inflation and the resultant impact on the capital spending plans of our customers in order to plan our business activities, and we may adjust our capital expenditure plans in the future.

Net cash of $7.6 million was used in financing activities during the nine months ended September 30, 2026 primarily due to net repayments under our revolving credit facilities of $77.4 million, repurchases of our common shares of $36.6 million, debt issuance costs of $8.2 million and payments to settle tax obligations on vested shares under our share-based compensation plans of $0.3 million, partially offset by borrowings of $115.0 million due to the issuance of the Convertible Notes. Net cash of $87.6 million was provided by financing activities during the nine months ended September 30, 2025 primarily due to net borrowings under our revolving credit facilities of $140.8 million primarily to fund the Qantac Acquisition and share repurchases, partially offset by repurchases of our common shares of $48.7 million, dividend payments of $3.4 million, payments to settle tax obligations on vested shares under our share-based compensation plans of $0.6 million and debt issuance costs of $0.4 million.

The following table summarizes the changes in debt outstanding during the nine months ended September 30, 2026 (in thousands):

Balance at December 31, 2025	$182,842
Borrowings under revolving credit facilities	505,005
Repayments of borrowings under revolving credit facilities	(582,396)
Borrowings under the Convertible Notes	115,000
Translation	(2,921)
Balance at September 30, 2026	$217,530

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

Amended Credit Agreement
On April 23, 2026, our Syndicated Facility Agreement was amended and restated (as amended and restated from time to time, the Amended Credit Agreement) to, among other things: (i) provide for an increase by $20.0 million of the aggregate revolving loan commitments under the Amended Credit Agreement, to an aggregate maximum principal amount of $285.0 million; (ii) extend the maturity from August 8, 2028 to April 23, 2030; and (iii) provide for other technical changes and amendments to the Amended Credit Agreement.
As of September 30, 2026, the Amended Credit Agreement provided for a $285.0 million revolving credit facility scheduled to mature on April 23, 2030, allocated as follows: (A) a $10.0 million senior secured revolving credit facility in favor of certain of our U.S. subsidiaries, as borrowers (the U.S. facility); (B) a $205.0 million senior secured revolving credit facility in favor of Civeo, as borrower (the Canadian facility); and (C) a $70.0 million senior secured revolving credit facility in favor of one of our Australian subsidiaries, as borrower (the Australian facility).
As of September 30, 2026, we had outstanding letters of credit of zero under the U.S. facility, zero under the Australian facility and $0.8 million under the Canadian facility. We also had outstanding bank guarantees of A$1.2 million under the Australian facility.

See Note 7 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

4.50% Convertible Senior Notes

In July 2026, we strengthened our liquidity through the issuance of $115.0 million aggregate principal amount of the Convertible Notes in a private placement, including the full exercise of the initial purchasers’ option to purchase an additional $15.0 million aggregate principal amount of the Convertible Notes. We received approximately $110.8 million in net proceeds, of which approximately $22.3 million was used to repurchase 660,297 of our common shares. We used the remainder of the net proceeds from the offering to repay outstanding borrowings under our Amended Credit Agreement. The Convertible Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027. The Convertible Notes will mature on August 1, 2031, unless earlier repurchased or redeemed by us or converted pursuant to their terms. See Note 7 – Debt to the notes to the unaudited consolidated financial statements included in Item 1 of this quarterly report for further discussion.

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

Interest Rate Risk

We have credit facilities that are subject to the risk of higher interest charges associated with increases in interest rates. As of September 30, 2026, we had $102.5 million of outstanding floating-rate obligations under our credit facilities. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If floating interest rates increased by 100 basis points, our consolidated interest expense would increase by approximately $1.0 million annually, based on our floating-rate debt obligations and interest rates in effect as of September 30, 2026.

Foreign Currency Exchange Rate Risk

Our operations are conducted in various countries around the world, and we receive revenue and pay expenses from these operations in a number of different currencies. As such, our earnings are subject to movements in foreign currency exchange rates when transactions are denominated in currencies other than the U.S. dollar, which is our reporting currency, or the functional currency of our subsidiaries, which is not necessarily the U.S. dollar. Excluding intercompany balances, our Australian dollar functional currency net assets totaled approximately A$245 million and our Canadian dollar functional currency net liabilities totaled approximately C$57 million at September 30, 2026.  We use a sensitivity analysis model to measure the impact of a 10% adverse movement of foreign currency exchange rates against the U.S. dollar. A hypothetical 10% adverse change in the value of the Australian dollar and Canadian dollar relative to the U.S. dollar as of September 30, 2026 would result in translation adjustments of approximately $24 million and $6 million, respectively, recorded in other comprehensive loss. Although we do not currently have any foreign exchange agreements outstanding, to reduce our exposure to fluctuations in currency exchange rates, we may enter into foreign exchange agreements with financial institutions in the future.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of our common shares during the three months ended September 30, 2026.

	Total Number of Shares Purchased		Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plans or programs
July 1, 2026 - July 31, 2026	660,297	(1) (2)	$33.76	660,297	473,307	(2)
August 1, 2026 - August 31, 2026	—		$—	—	473,307
September 1, 2026 - September 30, 2026	—		$—	—	473,307
Total	660,297		$33.76	660,297	473,307

(1)In March 2025, our Board authorized the repurchase of up to 10.0% of our total common shares which are issued and outstanding at that date, or approximately 1.4 million common shares (the 2025 Share Repurchase Program). In April 2025, our Board authorized a further increase to the 2025 Share Repurchase Program to repurchase up to 20.0% of our total common shares which are issued and outstanding at that date, or approximately 2.7 million common shares. We repurchased an aggregate of 111,020 of our common shares outstanding for approximately $3.7 million under the 2025 Share Repurchase Program during the three months ended September 30, 2026.
(2)In March 2026, our Board authorized the repurchase of up to 10.0% of our total common shares which are issued and outstanding at that date, or approximately 1.0 million common shares (the 2026 Share Repurchase Program) upon completion of the 2025 Share Repurchase Program. Under the 2026 Share Repurchase Program, we may repurchase shares through a variety of methods, including but not limited to open market repurchases, pursuant to a Rule 10b5‑1 compliant plan, or privately negotiated transactions. We repurchased an aggregate of 549,277 of our common shares outstanding for approximately $18.5 million under the 2026 Share Repurchase Program during the three months ended September 30, 2026.

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

CIVEO CORPORATION

Date: October 30, 2026	By /s/ E. Collin Gerry
E. Collin Gerry
Senior Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)